Form 10-Q
period 2011-03-31
RLJ Lodging Trust
filed 2011-06-22
CIK 1511337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 001-35169

RLJ LODGING TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-4706509
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3 Bethesda Metro Center, Suite 1000
Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

(301) 280-7777

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☒ No

* The registrant became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, on May 10, 2011.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐    Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 22, 2011, 106,321,781 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

EXPLANATORY NOTE

The financial statements covered in this quarterly report of RLJ Lodging Trust (the “Company”) present the financial condition and results of operations of the Company’s predecessor, which is not a legal entity but rather a combination of the hospitality real estate assets, liabilities and operations of RLJ Lodging Fund II, L.P. (and its parallel fund) and RLJ Real Estate Fund III, L.P. (and its parallel fund) and substantially all of the assets, liabilities and operations of RLJ Development, LLC, which were entities under common control prior to the consummation of the Company’s initial public offering of its common shares of beneficial interest (the “IPO”) and various formation transactions consummated in connection with the Company’s IPO. The financial statements covered in this report present the financial condition of the Company prior to the consummation of the IPO. Due to the timing of the IPO and the formation transactions, the results of operations discussion set forth in this report are not necessarily indicative of the future results of operations of RLJ Lodging Trust as a publicly-held company. The information provided in this report only reflects the financial condition of the Company as of March 31, 2011. The combined consolidated financial data for the Company’s predecessor is not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the IPO and formation transactions.

The Company is a self-advised and self-administered real estate investment trust that was organized in the state of Maryland on January 31, 2011 to invest primarily in premium-branded, focused-service and compact full-service hotels. The Company completed its IPO on May 16, 2011. The IPO resulted in the sale of 31,595,000 common shares, including 4,095,000 common shares issued and sold pursuant to the underwriters’ exercise of the overallotment option, at a price per share of $18.00 and generated gross proceeds of $568.7 million. Upon completion of the IPO and formation transactions, the Company owned 141 hotels in 19 states and the District of Columbia comprising over 20,900 rooms, which includes the New York LaGuardia Airport Marriott which is expected to be transferred to a third party no later than September 14, 2011. The Company intends to elect and qualify to be taxed as a real estate investment trust for U.S. federal income tax purposes, commencing with the portion of its taxable year ending December 31, 2011.

i

ii

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

RLJ Lodging Trust

Consolidated Balance Sheets

(unaudited)

	March 31,	February 1,
	2011	2011

Assets
Cash	$1,000	$1,000
Total assets	$1,000	$1,000

Shareholders’ Equity
Common shares, $0.01 par value per share; 100,000 common shares authorized; 1,000 shares issued and outstanding	$10	$10
Additional paid-in-capital	990	990
Total shareholders’ equity	$1,000	$1,000

The accompanying notes are an integral part of these consolidated balance sheets.

RLJ Lodging Trust

Notes to Consolidated Balance Sheets

(unaudited)

1. Organization

RLJ Lodging Trust (the “Company”) was formed as a Maryland real estate investment trust (“REIT”) on January 31, 2011. The Company is a self-advised and self-administered REIT that was organized in the state of Maryland on January 31, 2011 to invest primarily in premium-branded, focused-service and compact full-service hotels. The Company completed the initial public offering of its common shares of beneficial interest (the “IPO”) on May 16, 2011. The IPO resulted in the sale of 27,500,000 common shares at a price per share of $18.00 and generated gross proceeds of $495.0 million.  The aggregate proceeds to the Company, net of underwriters’ discounts in connection with the IPO, were approximately $464.1 million.  On June 3, 2011, the Company issued and sold an additional 4,095,000 common shares at a price per share of $18.00 upon exercise of the underwriters’ overallotment option (the “Overallotment”), generating gross proceeds of approximately $73.7 million.  The Company received aggregate proceeds, net of underwriters’ discounts, in connection with the Overallotment of approximately $69.1 million.  Subsequent to the IPO, the Company contributed the net proceeds from the IPO, including proceeds received from the Overallotment, to the Company’s operating partnership, RLJ Lodging Trust, L.P. (the “Operating Partnership”), which was formed as a Delaware limited partnership on January 31, 2011, in exchange for units of limited partnership interest in the Operating Partnership (“OP Units”).  The Operating Partnership holds substantially all of the Company’s assets and conducts substantially all of its business. Upon completion of the IPO, the Company owned approximately 99.1% of the aggregate OP units in the Operating Partnership.  The Company intends to elect and qualify to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the portion of its taxable year ending December 31, 2011.

At March 31, 2011, the Company has no assets other than cash and has not yet commenced operations.

Upon completion of the IPO and related formation transactions, the Company succeeded to the operations and hotel investment and ownership platform of RLJ Development, LLC (“RLJ Development”), and the lodging assets of RLJ Lodging Fund II, L.P. (and its parallel fund) (“Fund II”) and RLJ Real Estate Fund III, L.P. (and its parallel fund) (“Fund III”), which collectively comprise the Company’s predecessor. RLJ Development, Fund II and Fund III were entities under the common control of Robert L. Johnson, the Company’s Executive Chairman, and were formed for the purpose of acquiring and operating hotel properties. Upon completion of the IPO and formation transactions, all of the existing investors in RLJ Development, Fund II and Fund III received common shares or OP units, as applicable, as consideration for their respective interests in RLJ Development, Fund II and Fund III, and as a result became equity owners of the Company and/or the Operating Partnership, as applicable.  The formation transactions, including the consideration received by the owners of RLJ Development, Fund II and Fund III, are described in greater detail in the final prospectus relating to the IPO, dated May 10, 2011, which the Company filed with the Securities and Exchange Commission (the “SEC”).

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated balance sheets include all of the accounts of the Company as of March 31, 2011 and February 1, 2011, prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the amounts of contingent assets and liabilities at the dates of the financial statement. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Income Taxes

The Company intends to operate and be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain) and which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, the Company generally will not be subject to federal income tax to the extent the Company currently distributes its REIT taxable income to its shareholders.

REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which the qualification is lost unless the IRS grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to shareholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

RLJ Lodging Trust had no accruals for tax uncertainties at March 31, 2011.

Organizational and Offering Costs

The Company expenses organization costs as incurred. IPO costs, including legal, accounting and related costs and selling commissions, were paid with a portion of the gross proceeds of the IPO and will be deferred and charged to shareholders’ equity.

Share-Based Compensation

In connection with the IPO, the Company adopted an equity incentive plan that provides for the issuance of share-based equity instruments, including grants of share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights and other share-based awards, including long-term incentive plan units in the Operating Partnership, or any combination of the foregoing. Awards granted under this plan will generally require service-based vesting over a period of years subsequent to the grant date and resulting equity-based compensation expense measured at the fair value of the award on the date of grant will be recognized as an expense in the financial statements over the vesting period. The Company will account for awards granted under applicable stock based compensation guidance contained in Financial Accounting Standards Board Accounting Standards Codification ASC 718.

3. Shareholders’ Equity

Under the declaration of trust of the Company, the total number of shares initially authorized for issuance was 100,000 common shares. At formation, the Company issued each of its two shareholders 500 common shares at $1 per share.  On May 5, 2011, the board of trustees amended and restated the declaration of trust to authorize the issuance of up to 450,000,000 common shares.  Upon completion of the IPO, and the issuance and sale of common shares upon exercise of the Overallotment, the Company had 450,000,000 common shares authorized and 106,321,781 common shares issued and outstanding.

4. Subsequent Events

On May 16, 2011, RLJ Lodging Trust completed its IPO and formation transactions.  The IPO resulted in the sale of 27,500,000 common shares of beneficial interest, $0.01 par value per share, at $18.00 per share, for total gross proceeds of $495.0 million.  The aggregate proceeds to the Company, net of underwriters’ discounts, were approximately $464.1 million. The Company used the net proceeds from the IPO and cash on hand to repay approximately $472.6 million of secured indebtedness.

On June 3, 2011, the Company issued and sold an additional 4,095,000 common shares at a price per share of $18.00 upon exercise of the Overallotment, for total gross proceeds of $73.7 million.  The Company received aggregate net proceeds of approximately $69.1 million in connection with the Overallotment.  The Company holds the net proceeds from the Overallotment as cash to be used for working capital purposes or to invest in short-term, interest-bearing, investment-grade securities, and money market accounts that are consistent with our intention to qualify as a REIT.

On June 17, 2011, the Company’s board of trustees declared a prorated cash dividend of $0.08 per common share of beneficial interest, payable on July 15, 2011 to shareholders of record as of June 30, 2011.  The $0.08 dividend is prorated from May 16, 2011, the closing date of the IPO, through June 30, 2011.

On June 20, 2011, the Company entered into a $300.0 million, three-year, unsecured revolving credit agreement (the “Credit Agreement”). Subject to certain terms and conditions set forth in the Credit Agreement, the Company may increase the original principal amount to $450.0 million and may extend the maturity date by one additional year.  Availability under the Credit Agreement is based in part on (i) the aggregate commitments of the lender, and (ii) the value of qualifying unencumbered hotel properties included in the borrowing base, as defined in the Credit Agreement. Borrowings under the Credit Agreement will bear interest equal to LIBOR plus a margin of 2.25% - 3.25% based upon the Company’s leverage ratio with no LIBOR floor. In addition, the Credit Agreement provides for swing loans and permits the issuances of letters of credits.

The RLJ Predecessor

Combined Consolidated Balance Sheets

(Amounts in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2011	2010

Assets
Investment in hotel properties, net	$2,806,675	$2,626,690
Investment in loans	12,780	12,840
Property and equipment, net	1,378	1,585
Cash and cash equivalents	323,627	267,454
Restricted cash reserves	71,920	70,520
Hotel receivables, net of allowance of $210 and $406, respectively	24,638	19,556
Deferred financing costs, net	8,756	9,298
Deferred income tax asset	1,453	799
Prepaid expense and other assets	37,254	37,082
Total assets	$3,288,481	$3,045,824

Liabilities and Owners’ Equity
Mortgage loans	$1,741,324	$1,747,077
Term loan	140,000	—
Interest rate swap liability	2,624	3,820
Accounts payable and accrued expense	70,386	60,973
Deferred income tax liability	1,453	799
Advance deposits and deferred revenue	8,492	5,927
Accrued interest	4,346	3,495
Preferred distributions payable	86	—
Total liabilities	1,968,711	1,822,091

Owners’ Equity
Partners’ capital
Fund II general partner	(13,865)	(13,409)
Fund II limited partners	423,247	433,013
Fund III general partner	(23,726)	(23,328)
Fund III limited partners	918,505	811,918
Members’ capital
Class A members	5,867	6,592
Class B members	4,510	4,751
Fund II - Series A preferred units, no par value, 12.5%, 250 units authorized, issued and outstanding at March 31, 2011 and December 31, 2010, respectively	189	189
Fund III - Series A preferred units, no par value, 12.5%, 250 units authorized, issued and outstanding at March 31, 2011 and December 31, 2010, respectively	190	190
Accumulated other comprehensive loss	(2,610)	(3,806)
Noncontrolling interest	7,463	7,623
Total owners’ equity	1,319,770	1,223,733

Total liabilities and owners’ equity	$3,288,481	$3,045,824

The accompanying notes are an integral part of these combined consolidated financial statements.

The RLJ Predecessor

Combined Consolidated Statements of Operations

(Amounts in thousands)

(unaudited)

	For the three months ended March 31,
	2011	2010
Revenue
Hotel operating revenue
Room revenue	$148,875	$97,977
Food and beverage revenue	20,622	14,606
Other operating department revenue	4,793	2,902
Total revenue	174,290	115,485

Expense
Hotel operating expense
Room	35,242	22,566
Food and beverage	15,131	10,286
Management fees	5,938	4,121
Other hotel expenses	56,170	37,162
Total hotel operating expense	112,481	74,135

Depreciation and amortization	32,701	23,678
Property tax, ground rent and insurance	11,966	9,550
General and administrative	5,014	4,957
Transaction and pursuit costs	2,698	447
Total operating expense	164,860	112,767
Operating income	9,430	2,718
Other income	155	108
Interest income	484	93
Interest expense	(26,064)	(21,778)

Loss from continuing operations before income taxes	(15,995)	(18,859)

Income tax expense	(281)	(254)
Loss from continuing operations	(16,276)	(19,113)

Income from discontinued operations	—	805

Net loss	(16,276)	(18,308)

Less: Net loss attributable to the noncontrolling interest	(160)	—

Net loss attributable to the Company	(16,116)	(18,308)

Distributions to preferred unitholders	(16)	(16)

Net loss available to owners	$(16,132)	$(18,324)

The accompanying notes are an integral part of these combined consolidated financial statements.

The RLJ Predecessor

Combined Consolidated Statement of Changes in Equity and Comprehensive Loss

(Amounts in thousands)

(unaudited)

	Partners' Capital								Accumulated
	Fund II		Fund III						Other	Non-
		Limited	General	Limited	Members' Capital		Preferred Units		Comprehensive	Controlling	Total
	General Partner	Partners	Partner	Partners	Class A	Class B	Fund II	Fund III	Loss	Interest	Owners' Equity
Balance at December 31, 2010	$(13,409)	$433,013	$(23,328)	$811,918	$6,592	$4,751	$189	$190	$(3,806)	$7,623	$1,223,733
Components of comprehensive loss:
Net loss	(7)	(9,758)	(3)	(6,182)	(125)	(41)	—	—	—	(160)	(16,276)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	—	—	1,196	—	1,196
Total comprehensive loss											(15,080)
Partners' contributions	1,712	2,161	2,099	112,777	—	—	—	—	—	—	118,749
Partners' distributions	(2,161)	(2,161)	(2,494)	—	—	—	—	—	—	—	(6,816)
Members' distributions	—	—	—	—	(600)	(200)	—	—	—	—	(800)
Distributions to preferred unitholders	—	(8)	—	(8)	—	—	—	—	—	—	(16)
Balance at March 31, 2011	$(13,865)	$423,247	$(23,726)	$918,505	$5,867	$4,510	$189	$190	$(2,610)	$7,463	$1,319,770

Balance at December 31, 2009	$(11,440)	$459,903	$(17,852)	$50,163	$13,643	$5,807	$189	$190	$(14,856)	$—	$485,747
Components of comprehensive loss:
Net (loss) income	(11)	(14,940)	(2)	(3,774)	314	105	—	—	—	—	(18,308)
Reclassification adjustment for gains included in net loss	—	—	—	—	—	—	—	—	(21)	—	(21)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	—	—	3,639	—	3,639
Total comprehensive loss											(14,690)
Partners' contributions	1,726	2,161	2,050	56,919	—	—	—	—	—	—	62,856
Partners' distributions	(2,161)	(2,161)	(3,428)	—	—	—	—	—	—	—	(7,750)
Members' contributions	—	—	—	—	—	—	—	—	—		—
Members' distributions	—	—	—	—	(6)	—	—	—	—	—	(6)
Distributions to preferred unitholders	—	(8)	—	(8)	—	—	—	—	—	—	(16)
Balance at March 31, 2010	$(11,886)	$444,955	$(19,232)	$103,300	$13,951	$5,912	$189	$190	$(11,238)	$—	$526,141

The accompanying notes are an integral part of these combined consolidated financial statements.

The RLJ Predecessor

Combined Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(16,276)	$(18,308)
Adjustments to reconcile net loss to cash flow provided by operating activities:
Depreciation and amortization	32,701	23,678
Amortization of deferred financing costs	1,202	627
Amortization of deferred management fees	250	250
Unrealized gain on interest rate swaps	—	(21)
Changes in assets and liabilities:
Hotel receivables, net	(4,625)	(2,738)
Prepaid expense and other assets	(8,210)	(1,917)
Accounts payable and accrued expense	7,237	(1,407)
Advance deposits and deferred revenue	2,197	1,955
Accrued interest	851	391
Preferred distributions payable	86	16
Net cash flow provided by operating activities	15,413	2,526
Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(194,830)	—
Proceeds from principal payments on investment in loans	60	—
Improvements and additions to hotel properties	(7,848)	(2,407)
Additions to property and equipment	(6)	(27)
Advances from related parties	350	6,981
Repayments to related parties	(286)	(209)
Funding of restricted cash reserves, net	(1,400)	(586)
Net cash flow (used in) provided by investing activities	(203,960)	3,752

Cash flows from financing activities:
Borrowings under credit facility	—	10,428
Repayments under credit facility	—	(68,905)
Proceeds from term loan	140,000	—
Payment of mortgage principal	(5,753)	(12,076)
Payment of members’ distributions	(800)	(6)
Proceeds from partners’ contributions	118,749	62,856
Payment of partners’ distributions	(6,816)	(7,750)
Payment of deferred financing costs	(660)	(1,364)
Net cash flow provided by (used in) financing activities	244,720	(16,817)
Net change in cash and cash equivalents	56,173	(10,539)
Cash and cash equivalents, beginning of period	267,454	151,383
Cash and cash equivalents, end of period	$323,627	$140,844

The accompanying notes are an integral part of these combined consolidated financial statements.

The RLJ Predecessor

Notes to the Combined Consolidated Financial Statements

(Amounts in thousands)

(unaudited)

1.              Organization

RLJ Lodging Fund II (“RLJ Fund II”) comprises RLJ Lodging Fund II, L.P. (the “Initial Fund II”) and RLJ Lodging Fund II (P.F. #1), L.P. (the “Parallel Fund II”), which were formed in the state of Delaware on February 17, 2006 and April 5, 2006, respectively. The general partner of RLJ Fund II is RLJ Capital Partners II, LLC (the “Fund II General Partner”), a Delaware limited liability company.  RLJ Fund II commenced operations on June 8, 2006.  RLJ Fund II was formed to acquire, own, hold for investment and ultimately dispose of upscale, focused or limited-service hotels, compact full-service hotels and full-service hotels located in or serving dense urban or suburban markets in the United States of America and Canada. The Parallel Fund II was organized to operate identically to the Initial Fund II, sharing ratably in all investments. The Initial Fund II and the Parallel Fund II are separate companies that do not have ownership interest in each other; however, through their respective wholly-owned subsidiaries, they jointly own a 100% interest in RLJ Lodging II Master, LLC (the “Fund II Master Company”).

RLJ Real Estate Fund III (“RLJ Fund III”) comprises RLJ Real Estate Fund III, L.P. (the “Initial Fund III”) and RLJ Real Estate Fund III (P.F. #1), L.P. (the “Parallel Fund III”), which were formed in the state of Delaware on June 18, 2007 and July 19, 2007, respectively.  The general partner of RLJ Fund III is RLJ Capital Partners III, LLC (the “Fund III General Partner”), a Delaware limited liability company.  RLJ Fund III commenced operations on July 12, 2007.  RLJ Fund III was formed to acquire, own, hold for investment and ultimately dispose of upscale, focused or limited-service hotels, compact full-service and full-service hotels, and a limited number of mixed-use properties with a lodging component and other commercial and residential properties located in or serving dense urban or suburban markets in the United States of America and Canada.  The Parallel Fund III was organized to operate identically to the Initial Fund III, sharing ratably in all investments.  The Initial Fund III and the Parallel Fund III are separate companies that do not have ownership interest in each other; however, through their respective wholly-owned subsidiaries, they jointly own a 100% interest in RLJ Real Estate III Master, LLC (the “Fund III Master Company”).

RLJ Development, LLC (“RLJ Development”) was formed in December 2000.  RLJ Development is owned by its senior executives.  The business and purpose of RLJ Development is to own, hold, manage and sell ownership interests in limited service hotel properties and engage in other real estate development activities.

The Initial Fund II and the Parallel Fund II are separate entities that do not have ownership interest in each other but are under the common control of the Fund II General Partner, likewise, the Initial Fund III and the Parallel Fund III are separate entities that do not have ownership interest in each other but are under the common control of the Fund III General Partner.  RLJ Development, RLJ Fund II and RLJ Fund III are entities under the common-control of Robert L. Johnson and were formed for the purpose of acquiring and operating hotel properties.  In connection with the initial public offering of common shares of beneficial interest (the “IPO”) of RLJ Lodging Trust, a Maryland real estate investment trust (“REIT”), and certain associated formation transaction, the REIT acquired certain of the assets of RLJ Development, including employees, furniture, fixtures and equipment (“FF&E”), and leases, which represented substantially all of RLJ Development’s business. In connection with the IPO and the formation transactions, the REIT succeeded to the operations and businesses of RLJ Development, RLJ Fund II, RLJ Real Fund III, all of which were entities under common control.  Accordingly, the combined entities of RLJ Development, RLJ Fund II and RLJ Fund III collectively are presented as The RLJ Predecessor and are referred to as the Company herein.

As of March 31, 2011, the Company owned interests in 141 hotels with 20,924 suites/rooms located in 19 states and the District of Columbia, which includes the New York LaGuardia Airport Marriott which is expected to be transferred to a third party no later than September 14, 2011. The Company owned interests in land parcels located adjacent to certain hotels. The Company, through wholly-owned subsidiaries, also owned a 100% interest in two mortgage loans secured by hotels.   The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its assets, with the exception of the Doubletree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 95% interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to the Doubletree Metropolitan hotel. An independent hotel operator manages each hotel.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The combined consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information in the Company’s consolidated financial statements for the three months ended March 31, 2011 and 2010 is unaudited. Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying financial statements for the three months ended March 31, 2011 and 2010 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the combined consolidated financial statements for the year ended December 31, 2010, included in the final prospectus relating to the IPO, dated May 10, 2011, which the REIT filed with the Securities and Exchange Commission (the “SEC”).  Operating results for the three months ended March 31, 2011 are not necessarily indicative of actual operating results for the entire year.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Reporting Periods

As of March 31, 2011, the Company owns five hotels that are managed by affiliates of Marriott International (“Marriott”).   The Company’s hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. The Company’s results for the three months ended March 31, 2011 and 2010 include the results of operations for the Company’s Marriott-managed hotels for the 12 week period ending March 25, 2011 and March 26, 2010, respectively.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the amounts of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net income, owners’ equity or cash flows.

Investment in Hotel Properties

Hotel acquisitions consist almost exclusively of land, land improvements, building, furniture, fixtures and equipment and inventory. The Company records the purchase price among these asset classes based on their respective fair values. When the Company acquires properties, they are acquired for use. Generally, the Company does not acquire any significant in-place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when hotels are acquired.  The only intangible assets acquired through March 31, 2011 consisted of favorable tenant lease agreements and miscellaneous operating agreements, which are short-term in nature and at market rates.  In conjunction with the acquisition of a hotel, the Company typically negotiates new franchise and management agreements with the selected brand and manager.

The Company’s investments in hotels are carried at cost and are depreciated using the straight-line method over estimated useful lives of 15 years for land improvements, 40 years for buildings and improvements and three to five years for furniture, fixtures and equipment. Intangible assets arising from favorable or unfavorable leases are amortized using the straight-line method over the term of the non-cancelable term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in operations.

The Company considers each individual hotel to be an identifiable component of the business.  In accordance with the impairment or disposal of long-lived assets guidance, the Company does not consider a hotel as “held for sale” until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met.  Once a hotel is designated as “held for sale” the operations for that hotel are included in discontinued operations.  The Company does not depreciate hotel assets so long as they are classified as “held for sale”.  Upon designation of a hotel as being “held for sale” and quarterly thereafter, the Company reviews the realizability of the carrying value, less cost to sell, in accordance with the guidance.  Any such adjustment in the carrying value of a hotel classified as “held for sale” is reflected in discontinued operations.  The Company includes in discontinued operations the operating results of those hotels that are classified as “held for sale.”

For hotels that are classified as held for investment, the Company assesses the carrying values of each hotel, whenever events or changes in circumstances indicate that the carrying amounts of these hotels may not be fully recoverable.  Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows which take into account  current market conditions and  our intent with respect to holding or disposing of the hotel.  If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the hotel. Fair value is determined through various valuation techniques; including internally developed discounted cash flow models, comparable market transactions and third party appraisals, where considered necessary.

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and economy in general and our strategic plans to manage the underlying hotels.  However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective.  Changes in economic and operating conditions and our ultimate investment intent that occur subsequent to a current impairment analysis could impact these assumptions and result in future impairment charges of the hotels.

3.              Acquisition of Hotel Properties

During the three months ended March 31, 2011, RLJ Fund III, through wholly-owned subsidiaries, acquired the following hotels, which were funded by capital contributions:

Hotel	Location	Acquisition Date	Management Company	Rooms	Purchase Price	% Interest
Embassy Suites Columbus	Columbus, OH	January 11, 2011	Crescent Hotels and Resorts	221	$9.5 million	100%
Renaissance Pittsburgh Hotel	Pittsburgh, PA	January 12, 2011	Sage Hospitality	300	47.1 million	100%
Courtyard Atlanta Buckhead	Atlanta, GA	January 18, 2011	Noble Management Group	181	27.0 million	100%
Doubletree Hotel Columbia	Columbia, MD	January 18, 2011	Urgo Hotels	152	10.5 million	100%
Denver Airport Marriott at Gateway Park	Denver, CO	January 18, 2011	Sage Hospitality	238	46.0 million	100%
Crowne Plaza Hotel West Palm Beach	West Palm Beach, FL	January 18, 2011	Windsor Capital Group	219	16.0 million	100%
Wyndham Raleigh Durham-Research Triangle Park	Durham, NC	January 24, 2011	Noble Management Group	175	7.0 million	100%
Wyndham Pittsburgh	Pittsburgh, PA	January 24, 2011	Urgo Hotels	198	21.2 million	100%
Hampton Inn Houston-Near the Galleria	Houston, TX	March 14, 2011	Interstate Management Company	176	20.3 million	100%
				1,860	$204.6 million

The allocation of purchase price for the hotel properties acquired was as follows:

March 31,
2011
Land and land improvements	$29,131
Buildings and improvements	153,557
Furniture, fixtures and equipment	21,900
Total Purchase Price	$204,588

There were no contingent consideration arrangements associated with these acquisitions nor was any goodwill recognized.  See Note 15 for detail of non-cash prorations assumed at acquisition dates.

Total revenues and net loss from the hotels acquired during the three months ended March 31, 2011 of $14.0 million and $2.6 million, respectively, are included in the accompanying combined consolidated statements of operations for the three months ended March 31, 2011.  There were no hotels acquired during the three months ended March 31, 2010.

The following unaudited pro forma financial information presents the results of operations as if the 2011 and 2010 acquisitions had taken place on the latter of January 1, 2010 or the opening date of the hotel.  The Hilton New York / Fashion District did not open until April 2010. The Garden District Hotel acquired on October 26, 2010 has been closed since 2008 and accordingly has no operating history and is excluded from the condensed pro forma financial information.

	For the three months ended
	March 31, 2011	March 31, 2010
Revenue	$177,478	$164,191
Net loss	(12,890)	(19,961)

4.              Discontinued Operations

On November 16, 2009, RLJ Development, through wholly-owned subsidiaries, entered into a purchase and sale agreement to sell six hotels. The assets were reclassified as held for sale and the operating results for the hotels were reclassified to discontinued operations. On April 23, 2010, RLJ Development completed the sale of the six hotels for a total purchase price of $73.5 million.  The sale resulted in a gain of approximately $23.7 million.

On April 23, 2010, the Company defeased five individual mortgages associated with the aforementioned six hotels sold on April 23, 2010 by replacing the original collateral with government securities. These loans carried an outstanding balance of $34.3 million at December 31, 2009.  On April 28, 2010, the Company fully repaid the remaining outstanding $8.5 million mortgage loan associated with the six hotels sold on April 23, 2010, including a mortgage prepayment penalty totaling $0.2 million.

Operating results of discontinued operations were as follows:

For the three months ended March 31,
2010
Net revenues	$5,439
Operating expenses	3,765
Operating income	1,674
Interest expense	(869)
Net income from discontinued operations	$805

5.              Investment in Hotel Properties

Investment in hotel properties as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
Land and land improvements	$517,162	$488,031
Buildings and improvements	2,342,368	2,188,153
Furniture, fixtures and equipment	339,339	310,266
Intangibles	1,298	1,298
	3,200,167	2,987,748
Accumulated depreciation and amortization	(393,492)	(361,058)
Investment in hotel properties, net	$2,806,675	$2,626,690

For the three months ended March 31, 2011 and 2010, depreciation and amortization expense related to investment in hotel properties was approximately $32.4 million and $23.4 million (excluding discontinued operations), respectively.

Impairment

During each of the three months ended March 31, 2011 and 2010, the Company determined there was no impairment on its investment in hotels.

6.              Noncontrolling Interest

As of March 31, 2011, the Company consolidates DBT Met Hotel Venture, LP, a majority-owned partnership that has a third-party, noncontrolling 5.0% ownership interest.  The third-party partnership interest is included in noncontrolling interest on the balance sheet.

7.              Debt

Credit Facility

RLJ Fund III, through wholly-owned subsidiaries, maintained a credit facility that provided for maximum borrowings of up to $200.0 million.  The credit facility was collateralized by RLJ Fund III’s partners’ committed and uncalled capital and was guaranteed by RLJ Fund III.  Borrowings under the credit facility bore interest at variable rates equal to the London InterBank Offered Rate (“LIBOR”) plus a margin of 0.75%.  For the three months ended March 31, 2010, the weighted average interest rate for borrowings under the credit facility was approximately 0.99%.  There were no borrowings at March 31, 2011 since the credit facility matured on January 31, 2011.

RLJ Fund III incurred interest expense related to the credit facility of approximately $257 for the three months ended March 31, 2010.  No interest expense related to the credit facility was incurred for the three months ended March 31, 2011.  Additionally, there was an unused commitment fee of 0.15% of the unused portion of the credit facility.  For the three months ended March 31, 2011 and 2010, RLJ Fund III incurred an unused commitment fee of approximately $12 and $34, respectively.

RLJ Fund III is subject to a letter of credit with a value of approximately $1.9 million related to securing a swap agreement on certain variable rate mortgages.  No balances were drawn on this letter of credit as of March 31, 2011.

At December 31, 2010, RLJ Fund III had no outstanding borrowings under the credit facility.  At December 31, 2010, RLJ Fund III had approximately $198.1 million available for borrowing.

Mortgage Loans

As of March 31, 2011 and December 31, 2010, the Company is subject to the following mortgage loans:

	Number	Interest rate at
	of Assets	March 31,		Maturity	Principal balance at,
Lender	Encumbered	2011 (1)		Date	March 31, 2011	December 31, 2010
Capmark Financial Group	1	1.36	%(3)	July 2010	$58,000	$58,000
Keybank (2)	6	4.57	%(3)	April 2011(4)	48,000	48,000
State Street Bank (2)		6.08	%(3)	April 2011(4)	37,000	37,000
Capmark Financial Group	1	2.01%		June 2011	71,770	72,246
Merrill Lynch	10	1.86	%(3)	July 2011	92,000	92,000
Wells Fargo	1	3.31%		Jan 2012(4)	23,735	23,967
Wells Fargo / GE	13	5.69%		Feb 2012(4)	185,350	186,392
Capmark Financial Group	1	5.50%		May 2012(5)	10,738	10,818
Capmark Financial Group	1	5.50%		May 2012(5)	9,901	9,975
Capmark Financial Group	1	5.50%		May 2012(5)	12,259	12,350
Capmark Financial Group	1	5.50%		May 2012(5)	10,258	10,334
Capmark Financial Group	1	5.50%		May 2012(5)	22,764	22,934
Capmark Financial Group	1	5.50%		May 2012(5)	10,996	11,078
Capmark Financial Group	1	5.50%		May 2012(5)	11,272	11,355
Capmark Financial Group	1	5.50%		May 2012(5)	13,240	13,339
Wells Fargo	1	4.26	%(6)	June 2013(7)	60,000	60,000
Wells Fargo	1	5.50	%(6)	Oct 2013(7)	40,000	40,000
Wells Fargo	1	5.50	%(6)	Oct 2013(7)	31,000	31,000
Wells Fargo	1	4.90	%(6)	Dec 2013(7)	150,000	150,000
Blackstone		10.75	%(8)	Dec 2013(7)	50,000	50,000
Capmark Financial Group	1	6.12%		April 2015	4,416	4,446
Capmark Financial Group	1	5.50%		May 2015	5,086	5,123
Capmark Financial Group	1	5.55%		May 2015	11,911	11,997
Capmark Financial Group	1	5.55%		June 2015	5,167	5,205
Barclay’s Bank	1	5.55%		June 2015	2,699	2,718
Barclay’s Bank	1	5.55%		June 2015	4,430	4,462
Barclay’s Bank	1	5.55%		June 2015	10,327	10,400
Barclay’s Bank	1	5.55%		June 2015	9,216	9,282
Barclay’s Bank	1	5.55%		June 2015	8,258	8,317
Barclay’s Bank	1	5.60%		June 2015	5,711	5,751
Barclay’s Bank	1	5.60%		June 2015	8,893	8,956
Barclay’s Bank	1	5.55%		June 2015	5,411	5,450
Barclay’s Bank	1	5.55%		June 2015	35,878	36,135
Barclay’s Bank	1	5.60%		June 2015	6,813	6,861
Barclay’s Bank	1	5.55%		June 2015	6,072	6,116
Barclay’s Bank	1	5.55%		June 2015	6,978	7,028
Barclay’s Bank	1	5.60%		June 2015	8,889	8,952
Barclay’s Bank	1	5.55%		June 2015	6,968	7,018
Barclay’s Bank	1	5.55%		June 2015	7,670	7,724
Barclay’s Bank	1	5.55%		June 2015	6,978	7,028
Barclay’s Bank	1	5.55%		June 2015	7,966	8,023
Barclay’s Bank	1	5.55%		June 2015	9,996	10,068
Capmark Financial Group	1	5.50%		July 2015	7,033	7,083
Barclay’s Bank	1	5.44%		Sept 2015	11,465	11,547
Merrill Lynch	1	6.29%		July 2016	9,374	9,403
Merrill Lynch	1	6.29%		July 2016	5,589	5,605
Merrill Lynch	1	6.29%		July 2016	7,847	7,871
Merrill Lynch	1	6.29%		July 2016	9,387	9,416
Wachovia Securities	43	6.29%		July 2016	497,617	499,132
Wachovia Securities	1	6.29%		July 2016	6,721	6,742
Wells Fargo / Morgan Stanley	2	6.29%		July 2016	35,560	35,669
Wells Fargo / Morgan Stanley	1	6.29%		July 2016	6,896	6,916
Wells Fargo / Morgan Stanley	1	6.29%		July 2016	9,819	9,845
	120				$1,741,324	$1,747,077

(1)          Interest rate at March 31, 2011 gives effect to interest rate swaps and LIBOR floors, where applicable.

(2)          The Keybank/State Street Bank loans are comprised of a senior and a mezzanine loan, which, as of March 31, 2011 had outstanding balances of $48 million and $37 million, respectively.

(3)          Requires payments of interest only.

(4)          Maturity date may be extended for one additional year at the Company’s option (subject to our prior satisfaction of certain conditions, including, among others, maintenance of a specified debt service coverage ratio and advance notice of the exercise of our option).

(5)          Maturity date may be extended for up to two additional one-year terms at the Company’s option (subject to the Company’s prior satisfaction of certain conditions, including, among others, a principal pay down for the first extension, maintenance of a specified debt service coverage ratio for the second extension, and advance notice of the exercise of the Company’s option).

(6)          Requires payments of interest only until the commencement of the extension periods

(7)          Maturity date may be extended for up to two additional one-year terms at the Company’s option (subject to the Company’s prior satisfaction of certain conditions and advance notice of the exercise of the Company’s option).

(8)          Requires payments of interest only until the commencement of the second extension period.

Some mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these covenants at March 31, 2011 and December 31, 2010.

In February 2010, RLJ Fund II received a notice of event of default for failure to make the required monthly payment on its mortgage loan secured by the New York LaGuardia Airport Marriott located in New York, NY.  The mortgage loan matured in July 2010.  In April 2011, RLJ Fund II escrowed an executed deed in lieu of foreclosure agreement for the benefit of Capmark Financial Group.  The property is expected to be transferred to a third party no later than September 14, 2011.  At March 31, 2011 the book value of the New York LaGuardia Airport Marriott equals the fair market value, which is less than the mortgage loan balance.

Term Loan

On January 14, 2011, RLJ Fund III entered into a $140.0 million unsecured term loan. RLJ Fund III has agreed to maintain an unencumbered asset pool of ten hotel properties during the term of the term loan. The term loan has an original maturity date of September 30, 2011, with two six month extension options, and bears interest at LIBOR plus 4.25%, with a LIBOR floor of 1.00%.

8.              Income Taxes

The Company has elected to be taxed as a real estate investment trust under Section 856 through 860 of the Internal Revenue Code.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its owners.  The Company’s current intention is to adhere to these requirements and maintain the qualification for taxation as a REIT.  As a REIT, the Company is not subject to federal corporate income tax on that portion of net income that is currently distributed to its owners.  However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes.

The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

The Company had no accruals for tax uncertainties as of March 31, 2011 and March 31, 2010.

9.              Commitments and Contingencies

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve restricted cash ranging from 1.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Amounts will be capitalized as incurred. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some mortgage agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of March 31, 2011 and December 31, 2010, approximately $67.0 million and $65.9 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

As of March 31, 2011, the New York LaGuardia Airport Marriott was in default on it is mortgage loan.  Under the terms of the mortgage loan, the lender receives the monthly net cash from operations from the hotel.  As of March 31, 2011 and December 31, 2010, approximately $4.9 million and $4.6 million, respectively, of cash was held by the lender.

Litigation

Neither the Company nor any of its subsidiaries are currently involved in any regulatory or legal proceedings that management believes will have a material adverse effect on the financial position, operations or liquidity of the Company.

10.       Owners’ Equity

Partners’ Capital

As of March 31, 2011, the RLJ Fund II partners had made aggregate capital contributions of approximately $726.2 million. In addition, $16.8 million of advisory fees, which reduce limited partner capital commitments, have been paid by the limited partners to the Fund II General Partner.  Accordingly, 100.0% of total capital commitments had been committed as of March 31, 2011.  As of March 31, 2011, RLJ Fund II had made distributions of approximately $161.0 million, in aggregate, including approximately $25.5 million of advisory fees distributed to the Fund II General Partner on behalf of the limited partners.

As of March 31, 2011, the RLJ Fund III partners had made aggregate capital contributions of approximately $917.3 million.  In addition, $50.1 million of advisory fees, which reduce limited partner capital commitments, had been paid by the limited partners to the Fund III General Partner.  Accordingly, 81.2% of total capital commitments had been deployed as of March 31, 2011.  As of March 31, 2011, RLJ Fund III had made no distributions, except for advisory fees (see Note 13).

Members’ Capital

The rights and obligations of the equity holders of RLJ Development (the “Members”) are governed by its limited liability company agreement of RLJ Development, dated December 19, 2000 and amended January 1, 2002 (the “Operating Agreement”). Each member’s interest in the Company is equal to the percentage of capital initially contributed by that Member.  The Class A Members hold a 75% ownership interest and the two Class B members hold a total interest of 25%.  The Class A Members have made capital contributions totaling $115.3 million, none of which were contributed during the three months ended March 31, 2011 or the year ended December 31, 2010.  The Class B Members were not required to make, nor have they made any, capital contributions during the three months ended March 31, 2011 or the year ended December 31, 2010.

Preferred Distributions

RLJ Fund II, through wholly-owned subsidiaries, made distributions to preferred unitholders semi-annually on June 30 and December 31 each year. As of March 31, 2011, an aggregate of approximately $0.1 million had been distributed or was payable to preferred unitholders.

RLJ Fund III, through wholly-owned subsidiaries, made distributions to preferred unitholders semi-annually on June 30 and December 31 each year.  As of March 31, 2011, an aggregate of approximately $0.1 million had been distributed or was payable to preferred unitholders.

11.       Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps and caps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive loss with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched.  The ineffective portion of all hedges is recognized in earnings in the current period.  As of both March 31, 2011 and December 31, 2010, approximately 30.5% of the Company’s borrowings were subject to variable rates, after taking into consideration the effect of interest rate swaps and caps.

As of March 31, 2011 and December 31, 2010, the Company has entered into the following interest rate swaps and caps:

	Notional value at		Swap		Fair value at
Hedge type	March 31, 2011	December 31, 2010	interest rate	Maturity	March 31, 2011	December 31, 2010
Swap-cash flow	$—	$28,269	3.09%	1/22/2011	$—	$(120)
Interest rate cap	48,000	48,000	6.00%	4/9/2011	—	—
Interest rate cap	37,000	37,000	6.00%	4/9/2011	—	—
Swap-cash flow	8,732	8,732	3.45%	4/30/2011	(45)	(114)
Interest rate cap	72,478	73,168	5.00%	6/9/2011	—	—
Interest rate cap	60,000	60,000	5.00%	7/15/2011	—	—
Interest rate cap	16,000	16,000	5.00%	7/15/2011	—	—
Interest rate cap	16,000	16,000	5.00%	7/15/2011	—	—
Swap-cash flow	11,418	11,418	3.33%	9/22/2011	(183)	(266)
Swap-cash flow	85,000	85,000	3.33%	9/22/2011	(1,477)	(2,095)
Interest rate cap	60,000	60,000	5.00%	6/29/2012	6	18
Interest rate cap	50,000	50,000	3.50%	12/23/2012	45	71
Swap-cash flow	150,000	150,000	1.15%	12/23/2012	(1,227)	(1,384)
Swap-cash flow	40,000	40,000	1.00%	10/6/2013	145	39
Swap-cash flow	31,000	31,000	1.00%	10/6/2013	112	31
	$685,628	$714,587			$(2,624)	$(3,820)

As of March 31, 2011 and December 31, 2010, there was approximately $2.6 million and $3.8 million, respectively, in unrealized losses included in accumulated other comprehensive loss, a component of owners’ equity, related to interest rate hedges that are effective in offsetting the variable cash flows.  For the three months ended March 31, 2010 approximately $21 in unrealized gains recognized in earnings related to hedges that were ineffective in offsetting variable cash flows.  There were no ineffective hedges during the three months ended March 31, 2011.

12.       Fair Value

Fair Value of Financial Instruments

The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methods.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.  The Company used the following market assumptions and/or estimation methods:

•                  Cash and cash equivalents, hotel receivables, accounts payable and accrued expenses - The carrying amounts reported in the combined consolidated balance sheet for these financial instruments approximate fair value because of their short maturities.

•                  Investment in collateralized loans - Fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate. The market rate is determined by giving consideration to one or both of the following criteria, as appropriate: (1) interest rates for loans of comparable quality and maturity, and (2) the value of the underlying collateral. The fair values of the Company’s investment in collateralized loans are generally classified within Level 3 of the valuation hierarchy.  The fair value estimated at both March 31, 2011 and December 31, 2010 was $22.1 million.

•                  Interest rate swaps and caps - The fair value of interest rate swaps and caps is determined as discussed in Note 11 to these financial statements.

•                  Variable rate mortgage notes payable and borrowings under the credit facility - The carrying amounts reported in the combined consolidated balance sheets for these financial instruments approximate fair value.  The Company estimates the fair value of its variable rate debt by using quoted market rates for similar loans with similar terms.

•                  Fixed rate mortgage notes payable - The fair value estimated at March 31, 2011 and December 31, 2010 of $793.1 million and $796.5 million, respectively (excluding loans collateralized by properties held for sale), is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  The fair value hierarchy has three levels of inputs, both observable and unobservable:

•                  Level 1— Inputs include quoted market prices in an active market for identical assets or liabilities.

•                  Level 2 — Inputs are market data, other than Level 1, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.

•                  Level 3 — Inputs are unobservable and corroborated by little or no market data.

Recurring Fair Value Measurements:  The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011.

	Fair Value at March 31, 2011
	Level 1	Level 2	Level 3	Total
Interest rate swap and cap liability	$—	$(2,624)	$—	$(2,624)
Total	$—	$(2,624)	$—	$(2,624)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2011, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

13.       Advisory Fees

Pursuant to the terms of the RLJ Fund II LP Agreements, the Fund II General Partner was entitled to receive annual advisory fees directly from the limited partners in consideration for the Fund II General Partner providing and managing the day-to-day operations and expenditures of RLJ Fund II. Total advisory fees due to the Fund II General Partner from limited partners, including advisory fees due from the limited partners admitted during subsequent closes, for the three months ended March 31, 2011 and 2010, were approximately $2.2 million, for each period. As of March 31, 2011 and December 31, 2010, all advisory fees due had been paid, by the limited partners.

Pursuant to the terms of the RLJ Fund III LP Agreements, the Fund III General Partner was entitled to receive annual advisory fees directly from the limited partners in consideration for the Fund III General Partner providing and managing the day-to-day operations and expenditures of RLJ Fund III.  Total advisory fees due to the General Partner from limited partners, including advisory fees due from the limited partners admitted during subsequent closes, for the three months ended March 31, 2011 and 2010, were approximately $2.5 million and $3.4 million, respectively.  As of March 31, 2011 and December 31,

2010, all advisory fees had been paid by the limited partners.

The combined consolidated financial statements of the Company reflect these advisory fees as contributions and distributions within the respective partner accounts.  As a result of the combination of RLJ Development with RLJ Fund II and RLJ Fund III and after elimination entries, the actual expenses associated with operating RLJ Fund II and RLJ Fund III have been reflected in these financial statements.

14.       Related Party Transactions

The Company paid monthly fees for management advisory services to the managing member of RLJ Development.  Such fees amounted to $0.6 million for each of the three months ended March 31, 2011 and 2010, and are included in general and administrative expense.

RLJ Companies LLC, a related party, periodically pays certain amounts on the Company’s behalf. As of March 31, 2011 there was $12 thousand due from RLJ Companies, LLC, which was included in prepaid and other assets.  At December 31, 2010, there was $0.1 million due to RLJ Companies, LLC, which was included in accounts payable and accrued expenses.

The Company paid certain costs on the behalf of RLJ Development (Mexico), LLC, a related party through common-ownership, and RLJ Development (Mexico), LLC paid for certain amounts on the Company’s behalf. At March 31, 2011 and December 31, 2010, the amounts due from RLJ Development (Mexico), LLC were $0.6 million and $0.7 million, respectively, which were included in prepaid and other assets.

For the three months ended March 31, 2011 and 2010, the Company made charitable contributions totaling $0.1 million and $0.1 million, respectively, which are included in general and administrative expense. These charitable contributions were paid to various foundations and charitable organizations, of which zero and $25 thousand respectively, were directed by related parties.

15.       Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2011	2010

Interest paid	$24,011	$23,791

Income taxes paid	$281	$254
Supplemental non-cash transactions:
In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$204,588	$—
Accounts receivable	457	—
Other assets	862	—
Advance deposits	(368)	—
Accounts payable and accrued expenses	(2,209)	—
Application of purchase deposit	(8,500)	—
Acquisition of hotel properties	$194,830	$—
Change in fair market value of interest rate swaps	$1,196	$3,618

Preferred distributions payable	$16	$16

16.       Subsequent Events

On April 9, 2011, RLJ Fund III, through wholly-owned subsidiaries, exercised the third of three one-year loan extensions on the Key Bank/State Street Bank loans.  The loans will now mature on April 9, 2012.

On May 16, 2011, RLJ Lodging Trust completed its IPO and formation transactions.  The IPO resulted in the sale of 27,500,000 common shares of beneficial interest, $0.01 par value per share, at $18.00 per share, for total gross proceeds of

$495.0 million.  The aggregate proceeds to RLJ Lodging Trust, net of underwriters’ discounts, was approximately $464.1 million.  RLJ Lodging Trust used the net proceeds and cash on hand to repay approximately $472.6 million of secured indebtedness.

On June 3, 2011, RLJ Lodging Trust issued and sold an additional 4,095,000 common shares at a price per share of $18.00 upon exercise of the Overallotment, for total gross proceeds of $73.7 million.  RLJ Lodging Trust received aggregate net proceeds of approximately $69.1 million in connection with the Overallotment.  RLJ Lodging Trust holds the net proceeds from the Overallotment as cash to be used for working capital purposes or to invest in short-term, interest-bearing, investment-grade securities, and money market accounts that are consistent with our intention to qualify as a REIT.

On June 17, 2011, RLJ Lodging Trust’s board of trustees declared a prorated cash dividend of $0.08 per common share of beneficial interest, payable on July 15, 2011 to shareholders of record as of June 30, 2011.  The $0.08 dividend is prorated from May 16, 2011, the closing date of the IPO, through June 30, 2011.

On June 20, 2011, RLJ Lodging Trust entered into a $300.0 million, three-year, unsecured revolving credit agreement (the "Credit Agreement"). Subject to certain terms and conditions set forth in the Credit Agreement, RLJ Lodging Trust may increase the original principal amount to $450.0 million and may extend the maturity date by one additional year.  Availability under the Credit Agreement is based in part on (i) the aggregate commitments of the lender, and (ii) the value of qualifying unencumbered hotel properties included in the borrowing base, as defined in the Credit Agreement. Borrowings under the Credit Agreement will bear interest equal to LIBOR plus a margin of 2.25% - 3.25% based upon RLJ Lodging Trust’s leverage ratio with no LIBOR floor. In addition, the Credit Agreement provides for swing loans and permits the issuances of letters of credits.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in the prospectus related to our IPO dated May 10, 2011, filed with the SEC in accordance with Rule 424(b) of the Securities Act on May 11, 2011, which is accessible on the SEC’s website at www.sec.gov.

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements within the meaning Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, cash flows, earnings before interest, tax, depreciation and amortization (“EBITDA”), funds from operations (“FFO”) and plans and objectives or the current or future state of the lodging industry.  These statements generally are characterized by  the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions.   Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from offerings of our common shares, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates.  Given these uncertainties, undue reliance should not be placed on such statements.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.  We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the prospectus relating to our IPO.

Overview

We are a self-advised and self-administered Maryland real estate investment trust, which invests primarily in premium-branded, focused-service and compact full-service hotels. We own 141 hotels in 19 states and the District of Columbia comprising 20,924 rooms, which includes the New York LaGuardia Airport Marriott which is expected to be transferred to a third party no later than September 14, 2011. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in urban and dense suburban markets that we believe exhibit multiple demand generators and high barriers to entry.

Our strategy is to invest primarily in premium-branded, focused-service and compact full-service hotels. Focused-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets and meeting space and require fewer employees than traditional full-service hotels. We believe premium-branded, focused-service hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve revenue per available room (“RevPAR”) levels at or close to those achieved by traditional full-service hotels while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

We believe that the current market environment presents attractive opportunities for us to acquire additional hotels with significant upside potential that are compatible with our investment strategy. We also believe that current lodging market fundamentals provide significant opportunities for RevPAR and EBITDA growth at our hotels. We believe that our senior management team’s experience, extensive industry relationships and asset management expertise, coupled with our expected access to capital, will enable us to compete effectively for acquisition opportunities and help us generate strong internal and external growth.

Our Customers

Substantially all of our hotels consist of focused-service and compact full-service hotels. As a result of this property profile, the majority of our customers are transient in nature. Transient business typically represents individual business or leisure travelers. The majority of our hotels are located in the business districts and suburban markets of major metropolitan areas. Accordingly, business travelers represent the majority of the transient demand at our hotels. As a result, macroeconomic factors impacting business travel have a greater effect on our business than factors impacting leisure travel.

Group business is typically defined as a minimum of 10 guestrooms booked together as part of the same piece of business. Group business may or may not use the meeting space at any given hotel. Given the limited meeting space at the majority of our hotels, this group of business represents a smaller component of our customer base.

A number of our hotels are affiliated with brands marketed toward extended-stay customers. Extended-stay customers are generally defined as those staying five nights or longer. Reasons for extended-stays may include, but are not limited to, training and/or special project business, relocation, litigation and insurance claims.

Our Revenues and Expenses

Our revenue is derived from hotel operations, including the sale of rooms, food and beverage revenue and other operating department revenue, which consist of telephone, parking and other guest services.

Our operating costs and expenses consist of the costs to provide hotel services, including room expense, food and beverage expense, management fees and other hotel expenses. Room expense includes housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expense primarily includes food, beverage and associated labor costs. Other hotel expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, franchise fees, sales and marketing, repairs and maintenance and utility costs. Our hotels are managed by independent, third-party management companies under long-term agreements under which the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. We generally receive a cash distribution from the hotel management companies on a monthly basis, which reflects hotel-level sales less hotel-level operating expenses.

Critical Accounting Policies

Our discussion and analysis of the historical financial condition and results of operations of our predecessor is based on our predecessor’s combined consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the historical combined consolidated financial statements of our predecessor included elsewhere in this filing. We have set forth below those accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

Investment in Hotel Properties

Hotel acquisitions consist almost exclusively of land, land improvements, buildings, furniture, fixtures and equipment and inventory. We record the purchase price among these asset classes based on their respective fair values. When we acquire hotels, we acquire them for use. Generally, we do not acquire any significant in-place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when hotels are acquired. The only intangible assets acquired through March 31, 2011 consist of favorable tenant lease agreements and miscellaneous operating agreements, which are short-term in nature and at market rates. In conjunction with the acquisition of a hotel, we typically negotiate new franchise and management agreements with the selected brand and manager.

Our investments in hotels are carried at cost and are depreciated using the straight-line method over estimated useful lives of 15 years for land improvements, 40 years for buildings and improvements and three to five years for furniture, fixtures and equipment. Intangible assets arising from favorable or unfavorable leases are amortized using the straight-line method over the term of the non-cancelable term of the agreement. Maintenance and repairs are expensed and major renewals or improvements are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in operations.

For hotels that are classified as held for investment, we assess the carrying values of each hotel, whenever events or changes in circumstances indicate that the carrying amounts of these hotels may not be fully recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the hotel. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary.

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and economy in general and our strategic plans to manage the underlying hotels. However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and our ultimate investment intent that occur subsequent to a current impairment analysis could impact these assumptions and result in future impairment charges of the hotels.

Results of Operations

At March 31, 2011 and 2010, we owned 141 and 117 hotels respectively (excluding six hotels carried as discontinued operations in all periods presented).  All hotels owned during these periods, excluding discontinued operations, have been included in our results of operations during those respective periods or since their date of acquisition.

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

Net loss from continuing operations for the three months ended March 31, 2011 was $16.3 million compared to a net loss from continuing operations of $19.1 million for the three months ended March 31, 2010, representing a decrease of $2.8 million. This improved performance was primarily due to a $58.8 million, or 50.9%, increase in total revenue (including $50.2 million arising from hotel acquisitions), partially offset by a $52.1 million, or 46.2%, increase in operating expenses and an increase in interest expense of $4.3 million, which was primarily the result of additional indebtedness incurred related to hotel acquisitions during the three months ended March 31, 2011 as compared to the same period in the prior year.

	For the three months ended March 31,
	2011	2010	$ Change	% Change

Hotel operating revenue
Room revenue	$148,875	$97,977	50,898	51.9%
Food and beverage revenue	20,622	14,606	6,016	41.2%
Other operating department revenue	4,793	2,902	1,891	65.2%
Total revenue	174,290	115,485	58,805	50.9%

Expense
Hotel operating expense
Room	35,242	22,566	12,676	56.2%
Food and beverage	15,131	10,286	4,845	47.1%
Management fees	5,938	4,121	1,817	44.1%
Other hotel expenses	56,170	37,162	19,008	51.1%
Total hotel operating expense	112,481	74,135	38,346	51.7%

Depreciation and amortization	32,701	23,678	9,023	38.1%
Property tax, ground rent and insurance	11,966	9,550	2,416	25.3%
General and administrative	5,014	4,957	57	1.1%
Transaction and pursuit costs	2,698	447	2,251	503.6%
Total operating expense	164,860	112,767	52,093	46.2%
Operating income	9,430	2,718	6,712	246.9%
Other income	155	108	47	43.5%
Interest income	484	93	391	420.4%
Interest expense	(26,064)	(21,778)	(4,286)	19.7%

Loss from continuing operations before income taxes	(15,995)	(18,859)	2,864	(15.2)%

Income tax expense	(281)	(254)	(27)	10.6%
Loss from continuing operations	(16,276)	(19,113)	2,837	(14.8)%

Loss from discontinued operations	—	805	(805)	(100.0)%

Net loss	(16,276)	(18,308)	2,032	(11.1)%
Net loss attributable to non-controlling interest	160	—	160	100.0%
Net loss attributable to the Company	(16,116)	(18,308)	2,192	(12.0)%
Distributions to preferred unitholders	(16)	(16)	—	0.0%
Net loss available to owners	$(16,132)	$(18,324)	$2,192	(12.0)%

Revenue

Total revenue increased $58.8 million, or 50.9%, to $174.3 million for the three months ended March 31, 2011 from $115.5 million for the three months ended March 31, 2010. The increase was a result of $50.2 million in revenue attributable to nine hotels that were acquired in 2011 and fifteen hotels that were acquired in 2010 and improving economic conditions.

The following are the key hotel operating statistics for hotels owned at March 31, 2011 and 2010, respectively:

	For the three months ended March 31,
	2011	2010	% Change
Number of hotels (at end of period)	141	117	20.5%
Occupancy %	68.7%	64.4%	6.8%
ADR	$119.86	$107.04	12.0%
RevPAR	$82.36	$68.89	19.5%

Portfolio RevPAR increased to $82.36 from $68.89, a 19.5% increase.  For properties owned for the entirety of both periods, RevPAR increased 8.3% and was driven by a 3.5% increase in occupancy and a 4.7% increase in ADR.  The addition of new hotels to the portfolio drove occupancy up by 2.1% and ADR by $7.83 for a total RevPAR impact of $7.76.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $50.9 million, or 51.9%, to $148.9 million for the three months ended March 31, 2011 from $98.0 million for the three months ended March 31, 2010.  This increase was primarily a result of $42.8 million from hotel acquisitions during the periods.  The remaining amount came from an 8.3% RevPAR growth in properties owned for the entirety of both periods.

Food and Beverage Revenue

Food and beverage revenue increased $6.0 million, or 41.2%, to $20.6 million for the three months ended March 31, 2011 from $14.6 million for the three months ended March 31, 2010. The increase includes $5.5 million in food and beverage revenue arising from hotel acquisitions during the periods.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources, increased $1.9 million, or 65.2%, to $4.8 million for the three months ended March 31, 2011 from $2.9 million for the three months ended March 31, 2010 primarily due to hotel acquisitions during the periods.

Hotel Operating Expense

Hotel operating expense increased $38.3 million, or 51.7%, to $112.5 million for the three months ended March 31, 2011 from $74.1 million for the three months ended March 31, 2010. This increase includes $33.5 million in hotel operating expense as a result of hotel acquisitions during the periods. The remaining increase was primarily attributable to variable costs associated with increases in business activity.

Depreciation and Amortization

Depreciation and amortization expense increased $9.0 million, or 38.1%, to $32.7 million for the three months ended March 31, 2011 from $23.7 million for the three months ended March 31, 2010. The increase reflects an $8.0 million increase in depreciation and amortization expense arising from hotel acquisitions during the periods and a $1.0 million increase in depreciation on building and furniture, fixtures and equipment for capital expenditures made during the three months ended March 31, 2011.

Property Tax, Ground Rent and Insurance

Property tax, ground rent and insurance expense increased $2.4 million, or 25.3%, to $12.0 million for the three months ended March 31, 2011 from $9.6 million for the three months ended March 31, 2010.  The increase includes $3.4 million in property tax, ground rent and insurance expense arising from hotel acquisitions during the periods.  Property tax, ground rent and insurance expense for the remainder of the portfolio decreased $1.0 million due to a net decline in assessed property values.

General and Administrative

General and administrative expense increased less than $0.1 million, or 1.1%, to $5.0 million for the three months ended March 31, 2011 from $4.9 million for the three months ended March 31, 2010.  The increase in general and administrative expense is attributable to an increase in accrued bonuses of $0.6 million, offset by a decrease in legal fees of $0.5 million.

Transaction and Pursuit costs

Transaction and pursuit costs increased $2.3 million to $2.7 million for the three months ended March 31, 2011 from $0.5 million for the three months ended March 31, 2010. There were nine acquisitions during the three months ended March 31, 2011 resulting in transaction costs of $2.7 million for the period compared to no acquisitions during the three months ended March 31, 2010.  There were approximately $0.4 million of costs incurred during the three months ended March 31, 2010 for transactions that were consummated in 2009.  The period-over-period increase in transaction costs was partially offset by a net decrease of $0.1 million of costs associated with unsuccessful acquisition efforts during the periods.

Interest Income

Interest income increased $0.4 million to $0.5 million for the three months ended March 31, 2011 from $0.1 million for the three months ended March 31, 2010. This increase was primarily due to $0.4 million of interest income recognized for the three months ended March 31, 2011 arising from our investment in loans.

Interest Expense

Interest expense increased $4.3 million, or 19.7%, to $26.1 million for the three months ended March 31, 2011 from $21.8 million for the three months ended March 31, 2010. Interest expense increased as a result of $4.6 million in additional interest expense arising from debt incurred related to hotel acquisitions during the periods, $1.9 million of interest expense arising from $331.0 million of additional indebtedness, $1.6 million of interest expense related to the term loan and an increase in deferred financing fee expense of $0.2 million.  The offsetting decrease was primarily due to the expiration of unfavorable interest rate hedges resulting in a decrease in hedge related interest expense of $3.7 million and a decrease in interest charged on subscription line borrowings of $0.3 million.

Income Taxes

As part of the structure, the Company owns TRSs that are subject to federal and state income taxes.  The TRSs’ effective tax rates were 37.08% and 0.0% for the three months ended March 31, 2011 and March 31, 2010, respectively.  The change in rate is primarily due to recent acquisitions generating income affecting both the Company’s federal income tax rate and state apportionment factor.  The Company recorded tax expense of $281 and $254 for the three months ended March 31, 2011 and March 31, 2010, respectively, primarily as a result of state taxes based on revenues.

Loss from Discontinued Operations

Net loss from discontinued operations decreased $0.8 million to zero for the three months ended March 31, 2011 from $0.8 million for the three months ended March 31, 2010. The decrease in net income from discontinued operations arose from the sale of six hotels in April 2010.

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our performance: (1) FFO, (2) Adjusted FFO, (3) EBITDA, and (4) Adjusted EBITDA. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss as a measure of our operating performance. FFO, Adjusted FFO, EBITDA and Adjusted EBITDA, as calculated by us, may not be comparable to FFO, Adjusted FFO, EBITDA and Adjusted EBITDA as reported by other companies that do not define such terms exactly as we define such terms.

Funds From Operations

We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, (“NAREIT”), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization, and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations. We believe that the presentation of FFO provides useful information to investors regarding our operating performance by excluding the effect of depreciation and amortization, gains or losses from sales for real estate, extraordinary items and the portion of items related to unconsolidated entities, all of which are based on historical cost accounting, and that FFO can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. Additionally, FFO may not be helpful when comparing us to non-REITs.

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, such as impairment losses and hotel transaction and pursuit costs. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs.

The following is a reconciliation of our GAAP net loss to FFO and Adjusted FFO for the three months ended March 31, 2011 and 2010 (in thousands):

	For the three months ended March 31,
	2011	2010
Net loss available to owners (1)	$(16,132)	$(19,129)
Depreciation and amortization (1)(2)	32,632	23,678
FFO	16,500	4,549

Transaction and pursuit costs	2,698	447
Adjusted FFO	$19,198	$4,996

(1)  Excludes amount from discontinued operations.

(2)  Excludes amounts attributable to noncontrolling interest of $69 in 2011

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is defined as net income or loss excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; and (3) depreciation and amortization (including amortization of non-cash share-based compensation). We consider EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results.  In addition, EBITDA is used as one measure in determining the value of hotel acquisitions and dispositions.

We further adjust EBITDA for certain additional items such as impairment losses and hotel transaction and pursuit costs. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.

The following is a reconciliation of our GAAP net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2011 and 2010 (in thousands):

	For the three months ended March 31,
	2011	2010
Net loss available to owners (1)	$(16,132)	$(19,129)
Interest expense (1)(2)	25,890	21,778
Interest income (1)(3)	(86)	(93)
Income tax expense (1)	281	254
Depreciation and amortization (1)(4)	32,632	23,678
EBITDA	42,585	26,488

Transaction and pursuit costs	2,698	447
Adjusted EBITDA	$45,283	$26,935

(1)  Excludes amount from discontinued operations.

(2)  Excludes amounts attributable to noncontrolling interest of $174 in 2011.

(3)  Excludes contractual interest income of $398 in 2011 associated with two owned mortgage loans collateralized by hotels.

(4)  Excludes amounts attributable to noncontrolling interest of $69 in 2011.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotels, including:

•                  recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards;

•                  interest expense and scheduled principal payments on outstanding indebtedness, including our anticipated revolving credit facility (see “-Revolving Credit Facility”);

•                  distributions necessary to qualify for taxation as a REIT; and

•                  capital expenditures to improve our hotels, including capital expenditures required by our franchisors in connection with our formation transactions, recent hotel acquisitions and the rebranding of five of our hotels.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our anticipated revolving credit facility.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotels and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including our anticipated revolving credit facility and future equity (including OP units) or debt offerings, existing working capital, net cash provided by operations, long-term hotel mortgage indebtedness and other secured and unsecured borrowings.  However, there are a number of factors that may have a material adverse effect on our ability to access to these capital sources, including the current state of overall equity and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders, general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

Our hotels will require periodic capital expenditures and renovation to remain competitive.  In addition, acquisitions, redevelopments or expansions of hotels will require significant capital outlays.  We may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gains, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gains.  As a result, our ability to fund capital expenditures, acquisitions or hotel redevelopment through retained earnings is very limited.  Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes.  If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations and prospects could be materially and adversely affected.

Revolving Credit Facility

On June 20, 2011, we entered into a $300.0 million, three-year, unsecured revolving credit agreement (the “Credit Agreement”). Subject to certain terms and conditions set forth in the Credit Agreement, we may increase the original principal amount to $450.0 million and may extend the maturity date by one additional year.  Availability under the Credit Agreement is based in part on (i) the aggregate commitments of the lender, and (ii) the value of qualifying unencumbered hotel properties included in the borrowing base, as defined in the Credit Agreement. Borrowings under the Credit Agreement will bear interest equal to LIBOR plus a margin of 2.25% - 3.25% based upon our leverage ratio with no LIBOR floor. In addition, the Credit Agreement provides for swing loans and permits the issuances of letters of credits.

Indebtedness to be Outstanding after this Offering

Upon completion of the IPO, we anticipate having approximately $1.3 billion in outstanding indebtedness.  The following table sets forth the indebtedness (in thousands) that we assumed upon completion of the IPO, after application of the net proceeds of the IPO.

Property(ies) / Loan	Number of Assets Encumbered	Outstanding Balance at 3/31/2011 (1)	Effective Interest Rate (2)	Amortization Period	Maturity Date
Term Credit Facility (3)	10	$140,000	5.25%	Interest Only	Sep-11
Hyatt Summerfield Suites Portfolio	6
Senior		48,000	4.57%	Interest Only	Apr-12	(4)
Mezzanine		37,000	6.08%	Interest Only	Apr-12	(4)
Hilton Garden Inn New York / West 35th Street	1	60,000	4.26%	Interest Only(5)	Jun-13	(6)
Homewood Suites by Hilton Washington	1	31,000	5.50%	Interest Only(5)	Oct-13	(6)
Embassy Suites Tampa - Downtown Convention Center	1	40,000	5.50%	Interest Only(5)	Oct-13	(6)
Doubletree Metropolitan Hotel New York City	1
Senior		150,000	4.90%	Interest Only(5)	Dec-13	(6)
Mezzanine		50,000	10.75%	Interest Only(7)	Dec-13	(6)
Courtyard Grand Rapids Airport	1	4,416	6.12%	25	Apr-15
SpringHill Suites Detroit Southfield	1	5,086	5.50%	25	May-15
Courtyard Chicago Midway Airport	1	11,911	5.55%	25	May-15
Fairfield Inn & Suites Chicago Midway Airport	1	5,167	5.55%	25	Jun-15
Courtyard Denver Southwest/Lakewood	1	2,699	5.55%	25	Jun-15
Residence Inn Denver Southwest/Lakewood	1	4,430	5.55%	25	Jun-15
SpringHill Suites Denver North/Westminster	1	10,327	5.55%	25	Jun-15
Courtyard Boulder Louisville	1	9,216	5.55%	25	Jun-15
SpringHill Suites Louisville Hurstbourne/North	1	8,258	5.55%	25	Jun-15
SpringHill Suites South Bend Mishawaka	1	5,711	5.60%	25	Jun-15
SpringHill Suites Indianapolis Carmel	1	8,893	5.60%	25	Jun-15
Courtyard Austin South	1	5,411	5.55%	25	Jun-15
Courtyard Chicago Downtown / Magnificent Mile	1	35,878	5.55%	25	Jun-15
Courtyard Denver West/Golden	1	6,813	5.60%	25	Jun-15
Courtyard Boulder Longmont	1	6,072	5.55%	25	Jun-15
SpringHill Suites Austin North/Parmer Lane	1	6,978	5.55%	25	Jun-15
Residence Inn Indianapolis Carmel	1	8,889	5.60%	25	Jun-15
Residence Inn Denver West/Golden	1	6,968	5.55%	25	Jun-15
Residence Inn Louisville Northeast	1	7,670	5.55%	25	Jun-15
Residence Inn Boulder Longmont	1	6,978	5.55%	25	Jun-15
Residence Inn Austin North/Parmer Lane	1	7,966	5.55%	25	Jun-15
Residence Inn Chicago Naperville / Warrenville	1	9,996	5.55%	25	Jun-15
Residence Inn Detroit Novi	1	7,033	5.50%	25	Jul-15
Residence Inn Chicago Oak Brook	1	11,465	5.44%	25	Sep-15
Residence Inn Salt Lake City Airport	1	9,374	6.29%	30	Jul-16
Courtyard Goshen	1	5,589	6.29%	30	Jul-16

Property(ies) / Loan	Number of Assets Encumbered	Outstanding Balance at 3/31/2011 (1)	Effective Interest Rate (2)	Amortization Period	Maturity Date
Courtyard Chicago Southeast / Hammond, IN	1	7,847	6.29%	30	Jul-16
Fairfield Inn & Suites San Antonio Airport / North Star Mall	1	9,387	6.29%	30	Jul-16
Wachovia Loans	43	497,617	6.29%	30	Jul-16
Fairfield Inn & Suites Chicago Southeast / Hammond, IN	1	6,721	6.29%	30	Jul-16
Residence Inn and Courtyard Indianapolis	2	35,560	6.29%	30	Jul-16
Residence Inn Chicago Southeast / Hammond, IN	1	6,896	6.29%	30	Jul-16
Courtyard San Antonio Airport / North Star Mall	1	9,819	6.29%	30	Jul-16
Total/Weighted Average	96	$1,349,041	5.95%

(1) The balance excludes the outstanding indebtedness related to the New York LaGuardia Airport Marriott, which is expected to be transferred to a third party no later than September 14, 2011.

(2) Effective interest rate gives effect to interest rate swaps and LIBOR floors, as applicable

(3) Loan originated on January 14, 2011.  Ten unencumbered properties are subject to negative pledges related to this facility.

(4) Maturity date may be extended for one year at our option (subject to our prior satisfaction of certain conditions, including, among others, maintenance of specified debt service coverage ratios and advance notice of our intention to exercise the extension).

(5) Requires payments of interest only until the commencement of the extension periods.

(6) Maturity date may be extended for two one-year periods at our option (subject to our prior satisfaction of certain conditions, including, among others, maintenance of specified debt service coverage ratios and advance notice of our intention to exercise the extension).

(7) Requires payments of interest only until the commencement of the second extension period.

Sources and Uses of Cash

As of March 31, 2011, we had $323.6 million of cash and cash equivalents compared to $267.5 million at December 31, 2010.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $15.4 million for the three months ended March 31, 2011. Net loss of $16.3 million was due in significant part to non-cash expenses, including $32.7 million of depreciation and $1.2 million of amortization of deferred financing costs. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $2.6 million.

Net cash flow provided by operating activities totaled $2.5 million for the three months ended March 31, 2010.  Net loss of $18.3 million was due in significant part to non-cash expenses, including $23.7 million of depreciation, and $0.6 million of amortization of deferred financing fees.  In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $3.7 million.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $204.0 million for three months ended March 31, 2011 primarily due to $194.8 million used for the purchase of nine hotels, $7.8 million in improvements and additions to hotels, and the net funding of restricted cash reserves of $1.4 million, partially offset by the application of a previously paid purchase deposit of $8.5 million.

Net cash flow provided by investing activities totaled $3.8 million for the three months ended March 31, 2010 primarily due to $7.0 million of advances from related parties.  This was offset by $2.4 million in improvements and additions to hotels, $0.2 million of repayments to related parties and $0.6 million of net funding of restricted cash reserves.

Cash flows from Financing Activities

Net cash flow provided by financing activities totaled $244.7 million for three months ended March 31, 2011 primarily due to $140.0 million in proceeds from the term loan, $118.7 million in net contributions from partners, offset by $5.8 million of mortgage loan repayments, $0.8 million in payment of member distributions, $6.8 million in payment of partners distributions and $0.7 million paid for deferred financing fees.

Net cash flow used in financing activities totaled $16.8 million for three months ended March 31, 2010 primarily due to $68.9 million of repayments under our credit facility, $12.1 million of mortgage loan repayments, $7.8 million in payment of partners distributions and $1.4 million paid for deferred financing fees, offset by $10.4 million of borrowing under our credit facility and $62.9 million in net contributions from partners.

Capital Expenditures and Reserve Funds

We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. The cost of all such routine improvements and alterations will be paid out of furniture, fixture and equipment (“FF&E”) reserves, which will be funded by a portion of each hotel’s gross revenues. Routine capital expenditures will be administered by the hotel management companies. However, we will have approval rights over the capital expenditures as part of the annual budget process for each of our hotels.

From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. In addition, often after we acquire a hotel, we are required to complete a property improvement plan in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserves. To the extent that the FF&E reserves are not available or adequate to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with cash and cash equivalents on hand, our anticipated three-year, $300 million unsecured credit facility and other sources of available liquidity.

We intend to invest approximately $220 million over the next two years to enhance the quality of our hotels.  We expect that this amount will be used to upgrade guest rooms and common areas, rebrand selected hotels and complete property improvement plans mandated by our franchisors

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the franchise and loan agreements for each of the respective hotels, and typically ranges between 2.0 and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2011, approximately $50.1 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

Inflation

We rely entirely on the performance of the hotels and their ability to increase revenues to keep pace with inflation. Increases in the costs of operating our hotels due to inflation would adversely affect the operating performance of our TRS, which in turn, could inhibit the ability of our TRS to make required rent payments to us.  Hotel management companies, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our hotel management companies to raise room rates.

Seasonality

Depending on a hotel’s location and market, operations for the hotel may be seasonal in nature. This seasonality can be expected to cause fluctuations in our quarterly operating performance. For hotels located in non-resort markets, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season.  Accordingly, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2011, we had approximately $1.1 billion of total variable debt outstanding (or 57.8% of total indebtedness) with a weighted average interest rate of 4.8% per annum.  If market rates of interest on our variable rate debt outstanding as of March 31, 2011 were to increase by 1.0%, or 100 basis points, interest expense would  decrease future earnings and cash flows by approximately $3.6 million annually, taking into account our existing contractual hedging arrangements.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. We have entered into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk or to effectively lock the interest rate on a portion of our variable rate debt. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including mortgage obligations and the term loan. For debt obligations outstanding as of March 31, 2011, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$204,233	$588,809	$793,042
Weighted average interest rate	—	—	—	—	5.56%	6.29%	6.11%

Variable rate debt	$446,770	$310,512	$331,000	$—	$—	$—	$1,088,282
Weighted average interest rate	3.52%	5.45%	5.79%	—	—	—	4.76%

Total	$446,770	$310,512	$331,000	$—	$204,233	$588,809	$1,881,324

The foregoing table reflects indebtedness outstanding as of March 31, 2011 and does not consider indebtedness, if any, incurred or repaid after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our combined consolidated financial statements.  If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. As of March 31, 2011, the estimated fair value of our fixed rate debt was $793.1 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Item 4.        Controls and Procedures.

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.

The nature of the operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened against the Company.

Item 1A.     Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the prospectus related to our IPO dated May 10, 2011, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on May 11, 2011, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the prospectus.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In connection with its formation and initial capitalization, on January 31, 2011, the Company issued 500 of its common shares each to Robert L. Johnson, the Company’s Executive Chairman and to Thomas J. Baltimore, Jr., the Company’s President and Chief Executive Officer, for $1.00 per share. The issuances of common shares to Messrs. Johnson and Baltimore were effected in reliance upon exemptions from registration provided under Section 4(2) under the Securities Act.  These shares were repurchased by the Company in connection with the IPO.

In addition, on May 16, 2011, in connection with our formation transactions and our IPO, we completed private placements pursuant to which we issued 73,605,951 common shares and 894,000 OP units as consideration to certain entities and individuals, including certain trustees and officers of the Company, for their direct and indirect interests in certain entities that were merged with and into us or our subsidiaries in the formation transactions.  Such issuances of common shares and OP units were effected in reliance upon exemptions from registration provided under Section 4(2) under the Securities Act.

Use of Proceeds from Registered Securities

Our registration statement on Form S-11, as amended (Registration No. 333-172011) (the “Registration Statement”), with respect to the IPO, registered up to $495.0 million of our common shares, par value $0.01 per share, and was declared effective by the SEC on May 10, 2011.  We sold a total of 27,500,000 common shares in the IPO for gross proceeds of $495.0 million.  The IPO was completed on May 16, 2011. The joint book-running managers of the IPO were BofA Merrill Lynch, Barclays Capital Inc. and Wells Fargo Securities.  Senior Co-managers of the IPO were Deutsche Bank Securities and Goldman, Sachs & Co. Co-managers of the IPO were Keybanc Capital Markets, Raymond James and RBC Capital Markets.

All of the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our trustees, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common shares; or

(iii) our affiliates.

The proceeds to us of the IPO were approximately $464.1 million, net of the underwriters’ discount of approximately $30.9 million.  The net proceeds of the IPO were contributed to the Operating Partnership in exchange for 99.1% of the OP units in our Operating Partnership.  The Company used all of the net proceeds from the IPO and cash on hand to repay approximately $472.6 million of secured indebtedness.

On June 3, 2011, we sold 4,095,000 common shares in conjunction with the Overallotment for gross proceeds of approximately $73.7 million.  The proceeds to us of the Overallotment were approximately $69.1 million, net of the underwriters’ discount of approximately $4.6 million.  The Company holds the net proceeds from the Overallotment as cash to be used for working capital purposes or to invest in short-term, interest-bearing, investment-grade securities, and money market accounts that are consistent with our intention to qualify as a REIT.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        [Removed and Reserved]

Item 5.        Other information.

None.

Item 6.        Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
2.1

Merger Agreement, dated as of February 1, 2011, by and among RLJ Lodging Fund II, L.P., RLJ Lodging Fund II (PF #1), L.P., RLJ Lodging Trust and RLJ Capital Partners II, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-172011) filed on March 15, 2011).

2.2

Merger Agreement, dated as of February 1, 2011, by and among RLJ Real Estate Fund III, L.P., RLJ Real Estate Fund II (PF #1), L.P., RLJ Lodging Trust and RLJ Capital Partners III, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-172011) filed on March 15, 2011).

2.3

Contribution Agreement, dated as of February 1, 2011, by and between RLJ Lodging Trust and RLJ Development, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-172011) filed on March 15, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ LODGING TRUST

Dated: June 22, 2011	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr.
President, Chief Executive Officer and Trustee

Dated: June 22, 2011	/s/ LESLIE D. HALE
Leslie D. Hale
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: June 22, 2011	/s/ JULIO E. MORALES
Julio E. Morales
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
2.1

Merger Agreement, dated as of February 1, 2011, by and among RLJ Lodging Fund II, L.P., RLJ Lodging Fund II (PF #1), L.P., RLJ Lodging Trust and RLJ Capital Partners II, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-172011) filed on March 15, 2011).

2.2

Merger Agreement, dated as of February 1, 2011, by and among RLJ Real Estate Fund III, L.P., RLJ Real Estate Fund II (PF #1), L.P., RLJ Lodging Trust and RLJ Capital Partners III, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-172011) filed on March 15, 2011).

2.3

Contribution Agreement, dated as of February 1, 2011, by and between RLJ Lodging Trust and RLJ Development, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-172011) filed on March 15, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002