Form 10-Q
period 2011-06-30
RLJ Lodging Trust
filed 2011-08-12
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2011, 106,324,083 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

RLJ Lodging Trust

Combined Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2011	2010

Assets
Investment in hotel properties, net	$2,793,632	$2,626,690
Investment in loans	12,732	12,840
Property and equipment, net	1,249	1,585
Cash and cash equivalents	362,559	267,454
Restricted cash reserves	95,292	70,520
Hotel receivables, net of allowance of $170 and $406, respectively	27,246	19,556
Deferred financing costs, net	9,661	9,298
Deferred income tax asset	1,453	799
Prepaid expense and other assets	29,389	37,082
Total assets	$3,333,213	$3,045,824

Liabilities and Owners’ Equity
Mortgage loans	$1,263,880	$1,747,077
Term loan	140,000	—
Interest rate swap liability	3,008	3,820
Accounts payable and accrued expense	72,372	60,973
Deferred income tax liability	1,453	799
Advance deposits and deferred revenue	7,281	5,927
Accrued interest	3,094	3,495
Distributions payable	8,577	—
Preferred distributions payable	47	—
Total liabilities	1,499,712	1,822,091

Equity
Partners’ capital
Fund II general partner	—	(13,409)
Fund II limited partners	—	433,013
Fund III general partner	—	(23,328)
Fund III limited partners	—	811,918
Members’ capital
Class A members	—	6,592
Class B members	—	4,751
Fund II - Series A preferred units, no par value, 12.5%, 250 units authorized, issued and outstanding at May 16, 2011 and December 31, 2010, respectively	—	189
Fund III - Series A preferred units, no par value, 12.5%, 250 units authorized, issued and outstanding at May 16, 2011 and December 31, 2010, respectively	—	190
Accumulated other comprehensive loss	(2,994)	(3,806)

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value, 500,000,000 shares authorized; 106,324,083 and zero shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,063	—
Additional paid-in-capital	1,834,184	—
Distributions in excess of net earnings	(17,118)	—
Total shareholders’ equity	1,818,129	—

Noncontrolling interest
Noncontrolling interest in joint venture	7,046	7,623
Noncontrolling interest in Operating Partnership	11,320	—
Total noncontrolling interest	18,366	7,623
Total equity	1,833,501	1,223,733
Total liabilities and equity	$3,333,213	$3,045,824

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenue
Hotel operating revenue
Room revenue	$183,096	$119,402	$331,971	$217,379
Food and beverage revenue	23,046	16,444	43,668	31,050
Other operating department revenue	5,388	3,562	10,181	6,464
Total revenue	211,530	139,408	385,820	254,893

Expense
Hotel operating expense
Room	39,910	25,551	75,152	48,117
Food and beverage	16,498	11,343	31,629	21,629
Management fees	7,177	4,874	13,115	8,995
Other hotel expenses	60,940	40,981	117,110	78,143
Total hotel operating expense	124,525	82,749	237,006	156,884

Depreciation and amortization	31,685	24,252	64,386	47,930
Property tax, insurance and other	12,615	9,467	24,581	19,017
General and administrative	6,208	4,949	11,222	9,906
Transaction and pursuit costs	634	1,536	3,332	1,983
IPO Costs	10,244	—	10,244	—
Total operating expense	185,911	122,953	350,771	235,720
Operating income	25,619	16,455	35,049	19,173
Other income	69	126	224	234
Interest income	358	68	842	161
Interest expense	(28,100)	(23,362)	(54,164)	(45,140)

Loss from continuing operations before income taxes	(2,054)	(6,713)	(18,049)	(25,572)

Income tax expense	(407)	(262)	(688)	(516)
Loss from continuing operations	(2,461)	(6,975)	(18,737)	(26,088)

Income from discontinued operations	—	21,698	—	22,503

Net (loss) income	(2,461)	14,723	(18,737)	(3,585)

Net loss (income) attributable to non-controlling interests
Noncontrolling interest in joint venture	(83)	—	77	—
Noncontrolling interest in common units of Operating Partnership	21	—	21	—

Net (loss) income attributable to the Company	(2,523)	14,723	(18,639)	(3,585)

Distributions to preferred unitholders	(45)	(16)	(61)	(32)

Net (loss) income attributable to common shareholders	$(2,568)	$14,707	$(18,700)	$(3,617)

Basic and diluted per common share data:
Loss from continuing operations	$(0.03)		$(0.23)
Net loss	$(0.03)		$(0.23)
Basic and diluted weighted average common shares outstanding	88,767,570		81,228,975

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statement of Changes in Equity and Comprehensive Loss

(Amounts in thousands, except share data)

 (unaudited)

	Partners’ Capital								Shareholders’ Equity				Accumulated	Noncontrolling Interests
	Fund II		Fund III		Members’ Capital		Preferred Units		Common Stock			Distributions	Other		Consolidated	Total	Total Owners’
	General Partner	Limited Partners	General Partner	Limited Partners	Class A	Class B	Fund II	Fund III	Shares	Par Value	Additional Paid- in-Capital	in excess of net earnings	Comprehensive Loss	Operating Partnership	Joint Venture	Noncontrolling Interests	/ Shareholders Equity
Balance at December 31, 2010	$(13,409)	$433,013	$(23,328)	$811,918	$6,592	$4,751	$189	$190	—	$—	$—	$—	$(3,806)	$—	$7,623	$7,623	$1,223,733
Components of comprehensive loss:
Net loss	(7)	(9,444)	—	(234)	(256)	(85)	—	—	—	—	—	(8,613)	—	(21)	(77)	(98)	(18,737)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	—	—	—	—	—	—	812	—	—	—	812
Total comprehensive loss																	(17,925)
Partners’ contributions	4,258	3,291	5,031	114,141	—	—	—	—	—	—	—	—	—	—	—	—	126,721
Partners’ distributions	(3,230)	(4,876)	(3,798)	(4,392)	—	—	—	—	—	—	—	—	—	—	—	—	(16,296)
Members’ distributions	—	—	—	—	(2,666)	(596)	—	—	—	—	—	—	—	—	—	—	(3,262)

Proceeds from sale of common stock, net	—	—	—	—	—	—	—	—	31,595,000	316	529,173	—	—	—		—	529,489
Issuance of restricted stock	—	—	—	—	—	—	—	—	1,120,830	11	(11)	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	—	—	—	—	—	—	639	—	—	—	—	—	639
Share grants to trustees	—	—	—	—	—	—	—	—	2,302	—	40	—	—	—	—	—	40
Exchange of owners’ equity for
common stock and units	12,388	(421,960)	22,095	(921,396)	(3,670)	(4,070)	61	60	73,605,951	736	1,304,343	—	—	11,413	—	11,413	—
Distributions to JV partner	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(500)	(500)	(500)
Distributions to preferred unitholders	—	(24)	—	(37)	—	—	—	—	—	—		—	—	—	—	—	(61)
Redemption of preferred units	—	—	—	—	—	—	(250)	(250)	—	—	—	—	—	—	—	—	(500)
Distributions on common shares and units	—	—	—	—	—	—	—	—	—	—	—	(8,505)	—	(72)	—	(72)	(8,577)
Balance at June 30, 2011	$—	$—	$—	$—	$—	$—	$—	$—	106,324,083	$1,063	$1,834,184	$(17,118)	$(2,994)	$11,320	$7,046	$18,366	$1,833,501

	Partners’ Capital				Members’ Capital		Preferred Units		Accumulated
	Fund II		Fund III						Other
		Limited	General	Limited					Comprehensive	Total
	General Partner	Partners	Partner	Partners	Class A	Class B	Fund II	Fund III	Loss	Owners’ Equity
Balance at December 31, 2009	$(11,440)	$459,903	$(17,852)	$50,163	$13,643	$5,807	$189	$190	$(14,856)	$485,747
Components of comprehensive loss:
Net (loss) income	(14)	(18,939)	(3)	(6,408)	16,324	5,455	—	—	—	(3,585)
Reclassification adjustment for gains included in net loss	—	—	—	—	—	—	—	—	(43)	(43)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	—	—	8,187	8,187
Total comprehensive loss										4,559

Partners’ contributions	3,361	4,322	4,008	178,437	—	—	—	—	—	190,128
Partners’ distributions	(4,322)	(4,322)	(6,856)	—	—	—	—	—	—	(15,500)
Members’ distributions	—	—	—	—	(28,653)	—	—	—	—	(28,653)
Distributions to preferred unitholders	—	(16)	—	(16)	—	—	—	—	—	(32)
Balance at June 30, 2010	$(12,415)	$440,948	$(20,703)	$222,176	$1,314	$11,262	$189	$190	$(6,712)	$636,249

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Cash Flows

(Amounts in thousands)

 (unaudited)

	For the six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(18,737)	$(3,585)
Adjustments to reconcile net loss to cash flow provided by operating activities:
Gain on sale of properties	—	(23,715)
Depreciation and amortization	64,386	47,867
Amortization of deferred financing costs	3,657	1,444
Amortization of deferred management fees	500	500
Share grants to trustees	40	—
Amortization of share based compensation	639	—
Unrealized gain on interest rate swaps	—	(43)
Changes in assets and liabilities:
Hotel receivables, net	(7,233)	(5,259)
Prepaid expense and other assets	(445)	(2,577)
Accounts payable and accrued expense	9,237	10,187
Advance deposits and deferred revenue	986	(18)
Accrued interest	(401)	(194)
Net cash flow provided by operating activities	52,629	24,607
Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(194,830)	(130,004)
Proceeds from principal payments on investment in loans	108	—
Improvements and additions to hotel properties	(26,331)	(5,020)
Additions to property and equipment	(73)	(71)
Advances from related parties	—	10,702
Repayments to related parties	—	(523)
Proceeds from sale of hotel properties	—	73,166
Funding of restricted cash reserves, net	(24,772)	(3,249)
Net cash flow used in by investing activities	(245,898)	(54,999)
Cash flows from financing activities:
Borrowings under credit facility	—	179,956
Repayments under credit facility	—	(168,905)
Proceeds from term loan	140,000	—
Proceeds from mortgage loans	—	60,000
Payment of mortgage principal	(483,197)	(66,878)
Payment of members’ distributions	(3,262)	(28,653)
Proceeds from partners’ contributions	126,721	190,128
Payment of partners’ distributions	(16,296)	(15,500)
Distributions to preferred unitholders	(500)	—
Proceeds from issuance of common shares	568,700	—
Payment of offering costs	(39,211)	—
Distributions to noncontrolling interest	(500)	—
Payment of preferred unitholder distributions	(61)	(32)
Payment of deferred financing costs	(4,020)	(3,680)
Net cash flow provided by financing activities	288,374	146,436
Net change in cash and cash equivalents	95,105	116,044
Cash and cash equivalents, beginning of period	267,454	151,383
Cash and cash equivalents, end of period	$362,559	$267,427

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust
Notes to the Combined Consolidated Financial Statements

 (unaudited)

1.              Organization

RLJ Lodging Trust (the “Company”) was formed as a Maryland real estate investment trust (“REIT”) on January 31, 2011. The Company is a self-advised and self-administered REIT that invests primarily in premium-branded, focused-service and compact full-service hotels. The Company completed the initial public offering of its common shares of beneficial interest (the “IPO”) on May 16, 2011. The IPO resulted in the sale of 27,500,000 common shares at a price per share of $18.00 and generated gross proceeds of $495.0 million.  The aggregate proceeds to the Company, net of underwriters’ discounts in connection with the IPO, were approximately $464.1 million.  On June 3, 2011, the Company issued and sold an additional 4,095,000 common shares at a price per share of $18.00 upon exercise of the underwriters’ overallotment option (the “Overallotment”), generating gross proceeds of approximately $73.7 million.  The Company received aggregate proceeds, net of underwriters’ discounts, in connection with the Overallotment of approximately $69.1 million.  Subsequent to the IPO, the Company contributed the net proceeds from the IPO, including proceeds received from the Overallotment, to the Company’s operating partnership, RLJ Lodging Trust, L.P. (the “Operating Partnership”), which was formed as a Delaware limited partnership on January 31, 2011, in exchange for units of limited partnership interest in the Operating Partnership (“OP Units”).  The Operating Partnership holds substantially all of the Company’s assets and conducts substantially all of its business. Upon completion of the IPO, the Company owned approximately 99.1% of the aggregate OP units.  The Company intends to elect and qualify to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the portion of its taxable year ending December 31, 2011.

Upon completion of the IPO and related formation transactions, the Company succeeded to the operations and hotel investment and ownership platform of RLJ Development, LLC (“RLJ Development”), and the lodging assets of RLJ Lodging Fund II, L.P. (and its parallel fund) (“Fund II”) and RLJ Real Estate Fund III, L.P. (and its parallel fund) (“Fund III”), which collectively comprise the Company’s predecessor (the “RLJ Predecessor”). Accordingly, the RLJ Predecessor was not a separate legal entity. RLJ Development, Fund II and Fund III were entities under the common control of Robert L. Johnson, the Company’s Executive Chairman, and were formed for the purpose of acquiring and operating hotel properties. Upon completion of the IPO and formation transactions, all of the existing investors in RLJ Development, Fund II and Fund III received common shares or OP units, as applicable, as consideration for their respective interests in RLJ Development, Fund II and Fund III, and as a result became equity owners of the Company and/or the Operating Partnership, as applicable.  The formation transactions, including the consideration received by the owners of RLJ Development, Fund II and Fund III, are described in greater detail in the final prospectus relating to the IPO, dated May 10, 2011, which the Company filed with the Securities and Exchange Commission (the “SEC”).

Due to the timing of the IPO and the formation transactions, the Company’s financial condition as of December 31, 2010 and results of operations for the three and six months ended June 30, 2010 reflect the financial condition and results of operations of the RLJ Predecessor.  The Company’s financial condition as of June 30, 2011 and results of operations for the three and six months ended June 30, 2011 reflect the financial condition and results of operations of the RLJ Predecessor together with the Company.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.2% of the OP units at June 30, 2011. See Note 9 for additional disclosures on OP units.

As of June 30, 2011, the Company owned interests in 141 hotels with 20,924 suites/rooms located in 19 states and the District of Columbia, which includes the New York LaGuardia Airport Marriott which is expected to be transferred to a third party no later than September 14, 2011. The Company owned interests in land parcels located adjacent to certain hotels. The Company, through wholly-owned subsidiaries, also owned a 100% interest in two mortgage loans secured by hotels.   The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its assets, with the exception of the Doubletree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 95% interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to the Doubletree Metropolitan hotel. An independent hotel operator manages each hotel.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim combined consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying unaudited interim financial statements include adjustments based on management’s estimates (consisting of normal recurring adjustments), which the Company considers necessary for a fair statement of the combined consolidated balance sheets, statements of operations, statements of changes in equity and comprehensive loss and statements of cash flows for the interim periods presented. The financial information should be read in conjunction with the combined consolidated financial statements for the year ended December 31, 2010, included in the final prospectus relating to the IPO, dated May 10, 2011, which the Company filed with the SEC.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of actual operating results for the entire year.

Use of Estimates

The preparation of the financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the amounts of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reporting Periods

As of June 30, 2011, the Company owned five hotels that are managed by affiliates of Marriott International (“Marriott”).   The Company’s hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. The Company’s results for the three and six months ended June 30, 2011 and 2010 include the results of operations for the Company’s Marriott-managed hotels for the 24-week periods ending June 17, 2011 and June 18, 2010, respectively.

Reclassifications

Certain de minimus prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net income, shareholders’ equity or cash flows.

Investment in Hotel Properties

Hotel acquisitions consist almost exclusively of land, land improvements, buildings, furniture, fixtures and equipment and inventory. The Company records the purchase price among these asset classes based on their respective fair values. When the Company acquires properties, they are acquired for use. Generally, the Company does not acquire any significant in-place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when hotels are acquired.  The only intangible assets acquired through June 30, 2011 consisted of favorable tenant lease agreements and miscellaneous operating agreements, which are short-term in nature and at market rates.  In conjunction with the acquisition of a hotel, the Company typically negotiates new franchise and management agreements with the selected brand and manager.

The Company’s investments in hotels are carried at cost and are depreciated using the straight-line method over estimated useful lives of 15 years for land improvements, 40 years for buildings and improvements and three to five years for furniture, fixtures and equipment. Intangible assets arising from favorable or unfavorable leases are amortized using the straight-line method over the non-cancelable portion of the term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in operations.

The Company considers each individual hotel to be an identifiable component of the business.  In accordance with the impairment or disposal of long-lived assets guidance, the Company does not consider a hotel as “held for sale” until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met.  Once a hotel is designated as “held for sale” the operations for that hotel are included in discontinued operations.  The Company does not depreciate hotel assets so long as they are classified as “held for sale.”  Upon designation of a hotel as being “held for sale” and quarterly thereafter, the Company reviews the realizability of the carrying value, less cost to sell, in accordance with the guidance.  Any such adjustment in the carrying value of a hotel classified as “held for sale” is reflected in discontinued operations.  The Company includes in discontinued operations the operating results of those hotels that are classified as “held for sale.”

The Company assesses the carrying values of each hotel whenever events or changes in circumstances indicate that the carrying amounts of these hotels may not be fully recoverable.  Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows which take into account  current market conditions and  our intent with respect to holding or disposing of the hotel.  If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the hotel. Fair value is determined through various valuation techniques; including internally developed discounted cash flow models, comparable market transactions and third party appraisals, where considered necessary.

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

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period excluding the weighted average number of unvested restricted shares (“participating securities” as defined in Note 11). The basic earning per share calculation includes the effect of such participating securities.  Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as stock grants or shares that would be issued in the event of conversion of operating partnership units. No adjustment is made for shares that are anti-dilutive during a period.

Share Based Compensation

From time to time, the Company may award non-vested shares under the 2011 Equity Incentive Plan (the “2011 Plan”), as compensation to officers, employees and non-employee trustees (see Note 10). The shares issued to officers and employees vest over a period of time as determined by the Board of Trustees at the date of grant. The Company recognizes compensation expense for non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.

3.              Acquisition of Hotel Properties

The Company did not acquire any hotels during the three months ended June 30, 2011.  During the six months ended June 30, 2011, the Company, through wholly-owned subsidiaries, acquired the following hotels, which were funded by capital contributions:

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

During the six months ended June 30, 2010, the Company, through wholly-owned subsidiaries, acquired the following hotels, which were funded by capital contributions:

Hotel	Location	Acquisition Date	Management Company	Rooms	Purchase Price		% Interest
Embassy Suites Tampa	Tampa, FL	April 15, 2010	Hilton Hotels Corporation	360	$76.9	million	100%
Fairfield Inn and Suites Washington, DC	Washington, DC	June 1, 2010	Urgo Hotels	198	40.0	million	100%
Embassy Suites Ft Myers/Estero	Ft Myers, FL	June 23, 2010	Hilton Hotels Corporation	150	13.2	million	100%
				708	$130.1	million

The allocation of purchase price for the hotel properties acquired was as follows (in thousands):

	June 30,
	2011	2010
Land and land improvements	$29,131	$21,199
Buildings and improvements	153,557	101,407
Furniture, fixtures and equipment	21,900	7,503
Total Purchase Price	$204,588	$130,109

There were no contingent consideration arrangements associated with these acquisitions nor was any goodwill recognized.  See Note 16 for detail of non-cash prorations assumed at acquisition dates.

Total revenues and net income (loss) from the hotels acquired during the six months ended June 30, 2011 and 2010, which are included in the accompanying unaudited combined consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, respectively, are as follows (in thousands):

	2011 acquisitions
	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue	$19,539	$—	$33,574	$—
Net income (loss)	$2,571	$—	$(65)	$—

	2010 acquisitions
	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue	$8,105	$4,136	$16,029	$4,136
Net income (loss)	$353	$(992)	$650	$(992)

The following unaudited condensed pro forma financial information (in thousands) presents the results of operations as if the 2011 and 2010 acquisitions had taken place on the latter of January 1, 2010 or the opening date of the hotel.  The Hilton New York / Fashion District did not open until April 2010. The Garden District Hotel acquired on October 26, 2010 has been closed since 2008 and accordingly has no operating history and is excluded from the condensed pro forma financial information.  The condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had taken place on January 1, 2010, nor does it purport to represent the results of operations for future periods.

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue	$211,530	$194,403	$389,008	$358,594
Net loss	$(2,388)	$(678)	$(15,278)	$(20,639)
Net loss per share attributable to common shareholders - basic and diluted	$(0.03)		$(0.19)
Weighted average number of shares outstanding - basic and diluted	88,767,570		81,228,975

4.              Discontinued Operations

On November 16, 2009, RLJ Development, through wholly-owned subsidiaries, entered into a purchase and sale agreement to sell six hotels. The assets were reclassified as held for sale and the operating results for the hotels were reclassified to discontinued operations. On April 23, 2010, RLJ Development completed the sale of the six hotels for a total sale price of $73.5 million.  The sale resulted in a gain of approximately $23.7 million.

On April 23, 2010, the Company defeased five individual mortgages associated with the aforementioned six hotels sold on April 23, 2010 by replacing the original collateral with government securities. These loans carried an outstanding balance of $34.0 million at April 23, 2010.  On April 28, 2010, the Company fully repaid the remaining outstanding $8.5 million mortgage loan associated with the six hotels sold on April 23, 2010, including a mortgage prepayment penalty totaling $0.2 million.

Operating results of discontinued operations were as follows (in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2010	2010
Net revenues	$1,335	$6,774
Operating expenses	1,011	4,776
Operating income	324	1,998
Interest expense	(2,341)	(3,210)
Net income from discontinued operations, before gain on sale	(2,017)	(1,212)
Gain on sale of properties	23,715	23,715
Net income from discontinued operations	$21,698	$22,503

5.              Investment in Hotel Properties

Investment in hotel properties as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Land and land improvements	$517,162	$488,031
Buildings and improvements	2,344,752	2,188,153
Furniture, fixtures and equipment	355,347	310,266
Intangibles	1,298	1,298
	3,218,559	2,987,748
Accumulated depreciation and amortization	(424,927)	(361,058)
Investment in hotel properties, net	$2,793,632	$2,626,690

For the three and six months ended June 30, 2011, depreciation and amortization expense related to investment in hotel properties was approximately $31.4 million and $63.8 million (excluding discontinued operations), respectively.  For the three and six months ended June 30, 2010, depreciation and amortization expense related to investment in hotel properties was approximately $24.0 million and $47.4 million (excluding discontinued operations), respectively.

Impairment

During each of the three and six month periods ended June 30, 2011 and 2010, the Company determined there was no impairment on its investment in hotels.

6.              Debt

Credit Facility

On June 20, 2011, the Company, through the Operating Partnership, entered into an unsecured revolving credit facility that provides for maximum borrowings of up to $300.0 million.  The credit facility requires that a group of no less than fifteen of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The credit facility contains certain financial covenants relating to maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists, under the terms of the credit facility, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of June 30, 2011, the Company was in compliance with all financial covenants.

The credit facility matures on June 20, 2014 and may be extended for an additional year, at the Company’s option.  In addition, the Company has the option to increase the revolving loan commitment to $450.0 million, subject to certain conditions.  The Company incurred $3.0 million in deferred financing fees related to the credit facility.

Borrowings under the credit facility bear interest at variable rates equal to the London InterBank Offered Rate (“LIBOR”) plus an applicable margin.  The margin ranges from 2.25% to 3.25%, depending on the Company’s leverage ratio, as calculated under the terms of the credit facility.  The Company incurs an unused facility fee of between 0.30% and 0.40%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of outstanding borrowings.

Under the terms of the credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders holding the credit facility.  The Company will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit would reduce the available borrowings on the credit facility by a corresponding amount.  No standby letters of credit were outstanding at June 30, 2011. The Company also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans would reduce the available borrowings on the credit facility by a corresponding amount.  No swingline loans were outstanding at June 30, 2011.

The Company did not incur any interest expense on the credit facility for the three or six months ended June 30, 2011. For both the three and six months ended June 30, 2011, the Company incurred an unused commitment fee of approximately $37,000.  There were no borrowings outstanding at June 30, 2011.

Predecessor Credit Facility

RLJ Fund III, through wholly-owned subsidiaries, maintained a credit facility that provided for maximum borrowings of up to $200.0 million.  The credit facility was collateralized by RLJ Fund III’s partners’ committed and uncalled capital and was guaranteed by RLJ Fund III.  Borrowings under the credit facility bore interest at variable rates equal to the London InterBank Offered Rate (“LIBOR”) plus a margin of 0.75%.  For both the three and six months ended June 30, 2010, the weighted average interest rate for borrowings under the credit facility was approximately 1.00%.  There were no borrowings at June 30, 2011 since the credit facility matured on January 31, 2011.

RLJ Fund III incurred interest expense related to the credit facility of approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2010.  No interest expense related to the credit facility was incurred for either the three or six months ended June 30, 2011.  Additionally, there was an unused commitment fee of 0.15% of the unused portion of the credit facility.  For both the three and six months ended June 30, 2011, RLJ Fund III incurred an unused commitment fee of approximately $12,000.  For the three and six months ended June 30, 2010, RLJ Fund III incurred an unused commitment fee of approximately $34,000 and $68,000, respectively.

RLJ Fund III was subject to a letter of credit (now held by the Company) with a value of approximately $1.9 million related to securing a swap agreement on certain variable rate mortgages.  No balances were drawn on this letter of credit as of June 30, 2011 or December 31, 2010.

At December 31, 2010, RLJ Fund III had approximately $198.1 million available for borrowing.

Mortgage Loans

As of June 30, 2011 and December 31, 2010, the Company was subject to the following mortgage loans (in thousands):

	Number	Interest rate at
	of Assets	June 30,		Maturity		Principal balance at,
Lender	Encumbered	2011 (1)		Date		June 30, 2011		December 31, 2010
Capmark Financial Group	1	1.36	%(3)	July 2010		$58,000		$58,000
Keybank (2)	6	4.57	%(3)	April 2012		48,000		48,000
State Street Bank (2)		6.08	%(3)	April 2012		37,000		37,000
Wells Fargo	1	4.26	%(4)	June 2013	(5)	60,000		60,000
Wells Fargo	1	5.50	%(4)	Oct 2013	(5)	40,000		40,000
Wells Fargo	1	5.50	%(4)	Oct 2013	(5)	31,000		31,000
Wells Fargo	1	4.90	%(6)	Dec 2013	(5)	150,000		150,000
Blackstone		10.75	%(6)	Dec 2013	(5)	50,000		50,000
Capmark Financial Group	1	6.12%		April 2015		4,386		4,446
Capmark Financial Group	1	5.50%		May 2015		5,050		5,123
Capmark Financial Group	1	5.55%		May 2015		11,826		11,997
Capmark Financial Group	1	5.55%		June 2015		5,130		5,205
Barclay’s Bank	1	5.55%		June 2015		2,680		2,718
Barclay’s Bank	1	5.55%		June 2015		4,399		4,462
Barclay’s Bank	1	5.55%		June 2015		10,253		10,400
Barclay’s Bank	1	5.55%		June 2015		9,151		9,282
Barclay’s Bank	1	5.55%		June 2015		8,200		8,317
Barclay’s Bank	1	5.60%		June 2015		5,671		5,751
Barclay’s Bank	1	5.60%		June 2015		8,833		8,956
Barclay’s Bank	1	5.55%		June 2015		5,373		5,450
Barclay’s Bank	1	5.55%		June 2015		35,624		36,135
Barclay’s Bank	1	5.60%		June 2015		6,765		6,861
Barclay’s Bank	1	5.55%		June 2015		6,029		6,116
Barclay’s Bank	1	5.55%		June 2015		6,929		7,028
Barclay’s Bank	1	5.60%		June 2015		8,826		8,952
Barclay’s Bank	1	5.55%		June 2015		6,919		7,018
Barclay’s Bank	1	5.55%		June 2015		7,616		7,724
Barclay’s Bank	1	5.55%		June 2015		6,929		7,028
Barclay’s Bank	1	5.55%		June 2015		7,909		8,023
Barclay’s Bank	1	5.55%		June 2015		9,925		10,068
Capmark Financial Group	1	5.50%		July 2015		6,983		7,083
Barclay’s Bank	1	5.44%		Sept 2015		11,385		11,547
Merrill Lynch	1	6.29%		July 2016		9,347		9,403
Merrill Lynch	1	6.29%		July 2016		5,573		5,605
Merrill Lynch	1	6.29%		July 2016		7,824		7,871
Merrill Lynch	1	6.29%		July 2016		9,362		9,416
Wachovia Securities	43	6.29%		July 2016		496,159		499,132
Wachovia Securities	1	6.29%		July 2016		6,702		6,742
Wells Fargo / Morgan Stanley	2	6.29%		July 2016		35,456		35,669
Wells Fargo / Morgan Stanley	1	6.29%		July 2016		6,876		6,916
Wells Fargo / Morgan Stanley	1	6.29%		July 2016		9,790		9,845
Capmark Financial Group	1	—		—		—	(7)	72,246
Merrill Lynch	10	—		—		—	(7)	92,000
Wells Fargo	1	—		—		—	(7)	23,967
Wells Fargo / GE	13	—		—		—	(7)	186,392
Capmark Financial Group	1	—		—		—	(7)	10,818
Capmark Financial Group	1	—		—		—	(7)	9,975
Capmark Financial Group	1	—		—		—	(7)	12,350
Capmark Financial Group	1	—		—		—	(7)	10,334
Capmark Financial Group	1	—		—		—	(7)	22,934
Capmark Financial Group	1	—		—		—	(7)	11,078
Capmark Financial Group	1	—		—		—	(7)	11,355
Capmark Financial Group	1	—		—		—	(7)	13,339
	120					$1,263,880		$1,747,077

(1)          Interest rate at June 30, 2011 gives effect to interest rate swaps and LIBOR floors, where applicable.

(2)          The Keybank/State Street Bank loans are a senior and a mezzanine loan, which, as of June 30, 2011 had outstanding balances of $48 million and $37 million, respectively.

(3)          Requires payments of interest only.

(4)          Requires payments of interest only until the commencement of the extension periods.

(5)          Maturity date may be extended for up to two additional one-year terms at the Company’s option (subject to the Company’s prior satisfaction of certain conditions and advance notice of the exercise of the Company’s option).

(6)          Requires payments of interest only until the commencement of the second extension period.

(7)          Loan(s) was/(were) paid off in conjunction with the IPO on May 16, 2011.

Some mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these covenants at June 30, 2011 and December 31, 2010.

In February 2010, RLJ Fund II received a notice of event of default for failure to make the required monthly payment on its mortgage loan secured by the New York LaGuardia Airport Marriott located in New York, NY.  The mortgage loan matured in July 2010.  In April 2011, RLJ Fund II escrowed an executed deed in lieu of foreclosure agreement for the benefit of the lenders.  On August 5, 2011, the Company transferred title to the hotel to the lenders pursuant to the deed in lieu of foreclosure arrangement.  At June 30, 2011 the book value of the New York LaGuardia Airport Marriott equals the fair market value, which is less than the mortgage loan balance.

Term Loan

On January 14, 2011, RLJ Fund III entered into a $140.0 million unsecured term loan. RLJ Fund III agreed to maintain an unencumbered asset pool of ten hotel properties during the term of the term loan. The term loan contains certain financial covenants related to maximum leverage ratio, minimum fixed charge coverage ratio and minimum net worth.  As of June 30, 2011, the Company is in compliance with all financial covenants.

The term loan has an original maturity date of September 30, 2011, with two six month extension options, and bears interest at LIBOR plus 4.25%, with a LIBOR floor of 1.00% (5.25% and zero at June 30, 2011 and December 31, 2010, respectively).  For the three and six months ended June 30, 2011, the Company incurred $1.7 million and $3.2 million of interest expense, respectively, related to the term loan.

7.              Income Taxes

The Company intends to elect and qualify to be taxed as a real estate investment trust under Section 856 through 860 of the Internal Revenue Code.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its owners. The Company’s current intention is to adhere to these requirements and maintain the qualification for taxation as a REIT.  As a REIT, the Company is not subject to federal corporate income tax on that portion of net income that is currently distributed to its owners.  However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes.

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

The Company had no accruals for tax uncertainties as of June 30, 2011 and December 31, 2010.

8.              Commitments and Contingencies

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve restricted cash ranging from 1.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Amounts will be capitalized as incurred. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some mortgage agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of June 30, 2011 and December 31, 2010, approximately $93.5 million and $65.9 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

As of June 30, 2011, the New York LaGuardia Airport Marriott was in default on it is mortgage loan.  Under the terms of the mortgage loan, the lender receives the monthly net cash from operations from the hotel.  As of June 30, 2011 and December 31, 2010, approximately $1.8 million and $4.6 million, respectively, of cash was held by the lender.

Litigation

Neither the Company nor any of its subsidiaries are currently involved in any regulatory or legal proceedings that management believes will have a material adverse effect on the financial position, operations or liquidity of the Company.

9.              Equity

Common Shares of Beneficial Interest

Under the declaration of trust of the Company, the total number of shares initially authorized for issuance was 100,000 common shares. At formation, the Company issued each of its two shareholders 500 common shares at $1 per share.  On May 5, 2011, the Board of Trustees amended and restated the declaration of trust to authorize the issuance of up to 450,000,000 common shares.

On May 16, 2011, RLJ Lodging Trust completed its IPO and formation transactions.  The IPO resulted in the sale of 27,500,000 common shares of beneficial interest, $0.01 par value per share, at $18.00 per share, for total gross proceeds of $495.0 million.  The aggregate proceeds to the Company, net of underwriters’ discounts, were approximately $464.1 million.  The Company used the net proceeds from the IPO and cash on hand to repay approximately $472.6 million of secured indebtedness. The Company recorded costs incurred in connection with the IPO as a reduction of additional paid-in capital in shareholders’ equity.  Costs incurred in connection with the formation transactions for the transfer and assumption of indebtedness and other contractual obligations of the RLJ Predecessor were expensed as incurred and are included in IPO costs. In connection with the formation transactions, the Company issued 73,605,951 common shares of beneficial interest as consideration to certain entities for their interest in certain entities that merged with and into the Company or the Company’s subsidiaries in the formation transactions.

On May 16, 2011, the Company granted 1,075,000 restricted common shares of beneficial interest to certain executives and employees.  The shares vest ratably over 16 quarters.  These common shares of beneficial interest were issued under the 2011 Plan.

On May 16, 2011, the Company granted 20,830 restricted common shares of beneficial interest to certain members of the Board of Trustees.  The shares vest ratably over 4 quarters.  These common shares of beneficial interest were issued under the 2011 Plan.

On June 3, 2011, the Company issued and sold an additional 4,095,000 common shares of beneficial interest, $0.01 par value per share, at a price per share of $18.00 upon exercise of the Overallotment, for total gross proceeds of $73.7 million.  The Company received aggregate net proceeds of approximately $69.1 million in connection with the Overallotment.  The Company holds the net proceeds from the Overallotment as cash to be used for working capital purposes or to invest in short-term, interest-bearing, investment-grade securities, and money market accounts that are consistent with its intention to qualify as a REIT.

On June 17, 2011, the Company granted 25,000 restricted common shares of beneficial interest to certain executives and employees.  The shares vest ratably over 16 quarters.  These common shares of beneficial interest were issued under the 2011 Plan.

On June 17, 2011, the Company’s Board of Trustees declared a prorated cash dividend of $0.08 per common share of beneficial interest, payable on July 15, 2011 to shareholders of record as of June 30, 2011.  The $0.08 dividend was prorated from May 16, 2011, the closing date of the IPO, through June 30, 2011.

On June 30, 2011, the Company granted an aggregate of 2,302 fully vested common shares of beneficial interest to certain members of the Board of Trustees as part of their 2011 compensation.

Noncontrolling Interest in Joint Venture

As of June 30, 2011, the Company consolidates DBT Met Hotel Venture, LP, a majority-owned partnership that has a third-party, noncontrolling 5.0% ownership interest.  The third-party partnership interest is included in noncontrolling interest in joint venture on the balance sheet.

Noncontrolling Interest in Operating Partnership

The Company consolidates its Operating Partnership, a majority owned partnership that has a noncontrolling ownership interest and is included in noncontrolling interest in Operating Partnership on the balance sheet. As of June 30, 2011, the Operating Partnership had 107,218,083 OP units outstanding, of which 99.2% were owned by the Company and its subsidiaries and 0.8% were owned by other limited partners.

The outstanding OP units held by limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company.

Partners’ Capital

As of May 16, 2011, the RLJ Fund II partners had made aggregate capital contributions of approximately $726.2 million. In addition, $16.9 million of advisory fees, which reduce limited partner capital commitments, had been paid by the limited partners to the Fund II General Partner.  Accordingly, 100.0% of total capital commitments had been committed as of May 16, 2011.  As of May 16, 2011, RLJ Fund II had made distributions of approximately $162.0 million, in aggregate, including approximately $26.5 million of advisory fees distributed to the Fund II General Partner on behalf of the limited partners.  On May 16, 2011, RLJ Fund II was merged into the Company.

As of May 16, 2011, the RLJ Fund III partners had made aggregate capital contributions of approximately $917.3 million.  In addition, $50.1 million of advisory fees, which reduce limited partner capital commitments, had been paid by the limited partners to the Fund III General Partner.  Accordingly, 81.2% of total capital commitments had been deployed as of May 16, 2011.  As of May 16, 2011, RLJ Fund III had made no distributions, except for advisory fees (see Note 14). On May 16, 2011, RLJ Fund III was merged into the Company.

On May 16, 2011, in conjunction with the IPO, the partners of RLJ Fund II and RLJ Fund III received 73,605,951 common shares of beneficial interest, $0.01 par value per share, at $18.00 per share, for a total gross amount of $1,324.9 million, in exchange for their partnership interests in RLJ Fund II and RLJ Fund III.

Members’ Capital

The rights and obligations of the equity holders of RLJ Development (the “Members”) are governed by the limited liability company agreement of RLJ Development, dated December 19, 2000 and amended January 1, 2002 (the “Operating Agreement”). Each member’s interest in the Company is equal to the percentage of capital initially contributed by that Member.  The Class A Member holds a 75% ownership interest and the two Class B members hold a total interest of 25%.  The Class A Member has made capital contributions totaling $115.3 million, none of which were contributed during the period from January 1, 2011 through May 16, 2011 or the year ended December 31, 2010.  The Class B Members were not required to make, nor have they made any, capital contributions during the period from January 1, 2011 through May 16, 2011 or the year ended December 31, 2010.

On May 16, 2011, in conjunction with the IPO, the members of RLJ Development received 894,000 OP Units, at $18.00 per unit, for a total gross amount of $16.1 million, in exchange for their contribution to the Operating Partnership of substantially all of the assets and liabilities of RLJ Development.

Preferred Distributions

RLJ Fund II, through wholly-owned subsidiaries, made distributions to preferred unitholders semi-annually on June 30 and December 31 each year. As of May 16, 2011, an aggregate of approximately $0.1 million had been distributed or was payable to preferred unitholders. On May 16, 2011, in conjunction with the IPO, the RLJ Fund II unitholders interests in RLJ Fund II were redeemed.  The Company paid the unitholders the liquidation value of $250,000 plus accumulated and unpaid dividends of approximately $12,000 and a redemption premium of approximately $12,000.

RLJ Fund III, through wholly-owned subsidiaries, made distributions to preferred unitholders semi-annually on June 30 and December 31 each year.  As of May 16, 2011, an aggregate of approximately $0.1 million had been distributed or was payable to preferred unitholders. On May 16, 2011, in conjunction with the IPO, the RLJ Fund III unitholders interests in RLJ Fund III were redeemed.  The Company paid the unitholders the liquidation value of $250,000 plus accumulated and unpaid dividends of approximately $12,000 and a redemption premium of approximately $24,000.

10.       Equity Incentive Plan

The Company may issue equity-based awards to officers, employees, non-employee trustees and other eligible persons under the 2011 Plan. The 2011 Plan provides for a maximum of 5,000,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, unrestricted share awards, share units, dividend equivalent rights, long-term incentive units, other equity-based awards and cash bonus awards.  In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2011 Plan during any calendar year to any one individual is limited to 1,000,000 shares.   The exercise price of share options is determined by the Board of Trustees, but may not be less than 100% of the fair market value of the common shares on the date of grant.  For grantees that own greater than ten percent of the total combined voting power of all classes of outstanding voting securities of the Company, the exercise price of share options may not be less than 110% of the fair market value of the common shares on the date of grant.  The fair market value for all other types of share awards is determined by the closing price on the date of grant.  As of June 30, 2011, there were 3,876,868 of shares available for future grant under the 2011 Plan.

Non-vested Restricted Share Awards

From time to time, the Company may award non-vested shares under the 2011 Plan, as compensation to officers, employees and non-employee trustees. The shares issued to officers and employees vest over a period of time as determined by the Board of Trustees at the date of grant. The Company recognizes compensation expense for non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.

A summary of the non-vested shares as of June 30, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	—	$—
Granted	1,120,830	17.93
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2011	1,120,830	$17.93

For both the three and six months ended June 30, 2011, the Company recognized approximately $0.6 million of share-based compensation expense related to these restricted share awards.  As of June 30, 2011, there was $19.5 million of total unrecognized compensation costs related to non-vested share awards.  As of June 30, 2011, these costs were expected to be primarily recognized over a weighted-average period of 3.8 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the six months ended June 30, 2011 was zero.  There were no forfeitures for the six months ended June 30, 2011.

11.       Earnings per Common Share

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-

dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common shareholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.  The weighted average number of OP units held by the noncontrolling interest was 894,000 for both the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2011, diluted weighted average common shares do not include the impact of unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the three and six months ended June 30, 2011, there were 1,120,830 anti-dilutive compensation-related shares outstanding.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended,	For the six months ended,
	June 30, 2011	June 30, 2011

Numerator:
Net loss attributable to common shareholders	$(2,568)	$(18,700)
Less: Dividends paid on unvested restricted shares	(90)	(90)
Undistributed earnings attributable to unvested restricted shares	—	—

Net loss attributable to common shareholders	$(2,658)	$(18,790)

Denominator:
Weighted-average number of common shares - basic	88,767,570	81,228,975
Unvested restricted shares (1)	—	—
Weighted-average number of common shares - diluted	88,767,570	81,228,975

Loss per share attributable to common shareholders - basic and diluted	$(0.03)	$(0.23)

(1) Anti-dilutive for all periods presented.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.  For the three and six months ended June 30, 2011, no earnings representing nonforfeitable dividends were allocated to the unvested restricted shares issued, because the Company had a net loss for the three and six month periods ended June 30, 2011.

12.       Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps and caps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive loss with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched.  The ineffective portion of all hedges is recognized in earnings in the current period.  As of both June 30, 2011 and December 31, 2010, approximately 21.9% of the Company’s borrowings were subject to variable rates, after taking into consideration the effect of interest rate swaps and caps.

As of June 30, 2011 and December 31, 2010, the Company has entered into the following interest rate swaps and caps (in thousands):

	Notional value at			Hedge		Fair value at
Hedge type	June 30, 2011		December 31, 2010	interest rate	Maturity	June 30, 2011	December 31, 2010
Swap-cash flow	$—		$28,269	3.09%	1/22/2011	$—	$(120)
Swap-cash flow	—		8,732	3.45%	4/30/2011	—	(114)
Interest rate cap	—		73,168	5.00%	6/9/2011	—	—
Interest rate cap	—	(1)	60,000	5.00%	7/15/2011	—	—
Interest rate cap	16,000		16,000	5.00%	7/15/2011	—	—
Interest rate cap	16,000		16,000	5.00%	7/15/2011	—	—
Swap-cash flow	—	(1)	11,418	3.33%	9/22/2011	—	(266)
Swap-cash flow	85,000		85,000	3.33%	9/22/2011	(835)	(2,095)
Interest rate cap	48,000		48,000	6.00%	4/9/2012	—	—
Interest rate cap	37,000		37,000	6.00%	4/9/2012	—	—
Interest rate cap	60,000		60,000	5.00%	6/29/2012	2	18
Interest rate cap	50,000		50,000	3.50%	12/23/2012	10	71
Swap-cash flow	150,000		150,000	1.15%	12/23/2012	(1,701)	(1,384)
Swap-cash flow	40,000		40,000	1.00%	10/6/2013	(273)	39
Swap-cash flow	31,000		31,000	1.00%	10/6/2013	(211)	31
	$533,000		$714,587			$(3,008)	$(3,820)

(1) Interest rate swap was terminated in conjunction with the IPO on May 16, 2011.

As of June 30, 2011 and December 31, 2010, there was approximately $3.0 million and $3.8 million, respectively, in unrealized losses included in accumulated other comprehensive loss, a component of shareholders’ equity, related to interest rate hedges that are effective in offsetting the variable cash flows.  For the three and six months ended June 30, 2010 approximately $20,000 and $42,000, respectively, in unrealized gains were recognized in earnings related to hedges that were ineffective in offsetting variable cash flows.  There were no ineffective hedges during the three and six months ended June 30, 2011.

13.       Fair Value

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

•                  Investment in collateralized loans - Fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate. The fair value estimated at both June 30, 2011 and December 31, 2010 was $22.1 million.

•                  Interest rate swaps and caps - The fair value of interest rate swaps and caps is determined as discussed in Note 12 to these financial statements.

•                  Variable rate mortgage notes payable and borrowings under the credit facility - The carrying amounts reported in the combined consolidated balance sheets for these financial instruments approximate fair value.  The Company estimates the fair value of its variable rate debt by using quoted market rates for similar loans with similar terms.

•                  Fixed rate mortgage notes payable - The fair value estimated at June 30, 2011 and December 31, 2010 of $785.8 million and $796.5 million, respectively, is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms.

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

Recurring Fair Value Measurements:  The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 (in thousands).

	Fair Value at June 30, 2011
	Level 1	Level 2	Level 3	Total
Interest rate swap and cap liability	$—	$(3,008)	$—	$(3,008)
Total	$—	$(3,008)	$—	$(3,008)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2011, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

14.       Advisory Fees

Pursuant to the terms of the RLJ Fund II LP Agreements, the Fund II General Partner was entitled to receive annual advisory fees directly from the limited partners in consideration for the Fund II General Partner providing and managing the day-to-day operations and expenditures of RLJ Fund II. Total advisory fees due to the Fund II General Partner from limited partners, including advisory fees due from the limited partners admitted during subsequent closes, for the three and six months ended June 30, 2011, were approximately $1.0 million and $3.2 million, respectively and for the three and six months ended June 30, 2010, were approximately $2.2 million and $4.4 million, respectively. As of June 30, 2011 and December 31, 2010, all advisory fees due had been paid by the limited partners.

Pursuant to the terms of the RLJ Fund III LP Agreements, the Fund III General Partner was entitled to receive annual advisory fees directly from the limited partners in consideration for the Fund III General Partner providing and managing the day-to-day operations and expenditures of RLJ Fund III.  Total advisory fees due to the Fund III General Partner from limited partners, including advisory fees due from the limited partners admitted during subsequent closes, for the three and six months ended June 30, 2011, were approximately $1.3 million and $3.8 million, respectively and for the three and six months ended June 30, 2010, were approximately $3.4 million and $6.8 million, respectively.  As of June 30, 2011 and December 31, 2010, all advisory fees due had been paid by the limited partners.

The combined consolidated financial statements of the Company reflect these advisory fees as contributions and distributions within the respective partner accounts.  As a result of the combination of RLJ Development with RLJ Fund II and RLJ Fund III and after elimination entries, the actual expenses associated with operating RLJ Fund II and RLJ Fund III have been reflected in these financial statements.  Upon completion of the IPO and related formation transactions, the advisory fee obligations of the limited partners ceased to exist.

15.       Related Party Transactions

The RLJ Predecessor paid monthly fees for management advisory services to the managing member of RLJ Development, which are included in general and administrative expense.  Such fees amounted to $0.3 million and $0.9 million for the three and six months ended June 30, 2011, respectively and $0.6 million and $1.2 million for the three and six months ended June 30, 2010, respectively.  Upon completion of the IPO and related formation transactions, the management fee obligation of the RLJ Predecessor ceased to exist.

RLJ Companies LLC, a related party, periodically pays certain amounts on the Company’s behalf. As of June 30, 2011 there was approximately $8,000 due to RLJ Companies, LLC, which was included in accounts payable and other expenses.  At December 31, 2010, there was $0.1 million due to RLJ Companies, LLC, which was included in accounts payable and accrued expenses.

The RLJ Predecessor paid certain costs on the behalf of RLJ Development (Mexico), LLC, a related party through common-ownership, and RLJ Development (Mexico), LLC paid for certain amounts on the RLJ Predecessor’s behalf.  At December 31, 2010, the amounts due from RLJ Development (Mexico), LLC were $0.7 million which were included in prepaid and other assets.  The Company did not have any amount due from or payable to RLJ Development (Mexico), LLC at June 30, 2011.

For the three and six months ended June 30, 2011, the Company made charitable contributions totaling $0.1 million and $0.2 million, respectively, which are included in general and administrative expense. These charitable contributions were paid to various foundations and charitable organizations, of which $25,000 and $25,000 respectively, were directed by related parties.  For the three and six months ended June 30, 2010, the Company made charitable contributions totaling $0.1 million and $0.2 million, respectively, which are included in general and administrative expense. These charitable contributions were paid to various foundations and charitable organizations, of which $25,000 and $50,000 respectively, were directed by related parties.

16.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2011	2010

Interest paid	$50,908	$43,531

Income taxes paid	$1,010	$844

Supplemental non-cash transactions:
In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$204,588	$130,109
Accounts receivable	457	118
Other assets	862	598
Advance deposits	(368)	(161)
Accounts payable and accrued expenses	(2,209)	(660)
Application of purchase deposit	(8,500)	—
Acquisition of hotel properties	$194,830	$130,004
In conjunction with the hotel disposals, the Company disposed of the following assets and liabilities:
Sale of real estate	$—	$49,451
Gain on sale of property	—	23,715
Disposition of hotel properties	$—	$73,166
Change in fair market value of interest rate swaps	$812	$8,217
Distributions payable	$8,577	$—
Preferred distributions payable	$47	$—

17.       Subsequent Events

On July 15, 2011, the Company paid a dividend of $0.08 per common share of beneficial interest to shareholders of record at June 30, 2011.

On August 5, 2011, the Company transferred title to the New York LaGuardia Airport Marriott to the lenders pursuant to a deed in lieu of foreclosure arrangement (see Note 6). As a result, the Company expects to record a third quarter gain on the forgiveness of indebtedness of approximately $23.0 million.

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

Overview

We are a self-advised and self-administered Maryland real estate investment trust, which invests primarily in premium-branded, focused-service and compact full-service hotels. As of June 30, 2011, we owned 141 hotels in 19 states and the District of Columbia comprising 20,924 rooms, which included the New York LaGuardia Airport Marriott, which was transferred to a third party on August 5, 2011 pursuant to a deed in lieu of foreclosure arrangement.  We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in urban and dense suburban markets that we believe exhibit multiple demand generators and high barriers to entry.

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

Group business is typically defined as a minimum of 10 guestrooms booked together as part of the same piece of business. Group business may or may not use the meeting space at any given hotel. Given the limited meeting space at the majority of our hotels, group business represents a smaller component of our customer base.

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

Critical Accounting Policies

Our discussion and analysis of the historical financial condition and results of operations is based on our combined consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the historical combined consolidated financial statements. We have set forth below those accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

Investment in Hotel Properties

Hotel acquisitions consist almost exclusively of land, land improvements, buildings, furniture, fixtures and equipment and inventory. We record the purchase price among these asset classes based on their respective fair values. When we acquire hotels, we acquire them for use. Generally, we do not acquire any significant in-place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when hotels are acquired. The only intangible assets acquired through June 30, 2011 consist of favorable tenant lease agreements and miscellaneous operating agreements, which are short-term in nature and at market rates. In conjunction with the acquisition of a hotel, we typically negotiate new franchise and management agreements with the selected brand and manager.

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

We assess the carrying values of each hotel whenever events or changes in circumstances indicate that the carrying amounts of these hotels may not be fully recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the hotel. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary.

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

Results of Operations

At June 30, 2011 and 2010, we owned 141 and 120 hotels respectively (excluding six hotels carried as discontinued operations in all periods presented).  All hotels owned during these periods, excluding discontinued operations, have been included in our results of operations during those respective periods or since their date of acquisition.

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010

Net loss from continuing operations for the three months ended June 30, 2011 was $2.5 million compared to a net loss from continuing operations of $7.0 million for the three months ended June 30, 2010, representing a decrease of $4.5 million. This improved performance was primarily due to a $72.1 million, or 51.7%, increase in total revenue (including $62.3 million arising from hotel acquisitions), partially offset by a $63.0 million, or 51.2%, increase in operating expenses (including $36.5 million arising from hotel acquisitions), nonrecurring IPO costs of $10.2 million and an increase in interest expense of $4.7 million, which was primarily the result of additional indebtedness incurred related to hotel acquisitions during the three months ended June 30, 2011 as compared to the same period in the prior year.

	For the three months ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Revenue
Hotel operating revenue
Room revenue	$183,096	$119,402	63,694	53.3%
Food and beverage revenue	23,046	16,444	6,602	40.1%
Other operating department revenue	5,388	3,562	1,826	51.3%
Total revenue	211,530	139,408	72,122	51.7%

Expense
Hotel operating expense
Room	39,910	25,551	14,359	56.2%
Food and beverage	16,498	11,343	5,155	45.4%
Management fees	7,177	4,874	2,303	47.3%
Other hotel expenses	60,940	40,981	19,959	48.7%
Total hotel operating expense	124,525	82,749	41,776	50.5%

Depreciation and amortization	31,685	24,252	7,433	30.6%
Property tax, insurance and other	12,615	9,467	3,148	33.3%
General and administrative	6,208	4,949	1,259	25.4%
Transaction and pursuit costs	634	1,536	(902)	(58.7)%
IPO Costs	10,244	—	10,244	—
Total operating expense	185,911	122,953	62,958	51.2%
Operating income	25,619	16,455	9,164	55.7%
Other income	69	126	(57)	(45.2)%
Interest income	358	68	290	426.5%
Interest expense	(28,100)	(23,362)	(4,738)	20.3%

Loss from continuing operations before income taxes	(2,054)	(6,713)	4,659	(69.4)%

Income tax expense	(407)	(262)	(145)	55.3%
Loss from continuing operations	(2,461)	(6,975)	4,514	(64.7)%

Income from discontinued operations	—	21,698	(21,698)	(100.0)%

Net (loss) income	(2,461)	14,723	(17,184)	(116.7)%

Net loss (income) attributable to non-controlling interests
Noncontrolling interest in joint venture	(83)	—	(83)	—
Noncontrolling interest in Operating Partnership	21	—	21	—
Net (loss) income attributable to the Company	(2,523)	14,723	(17,246)	(117.1)%
Distributions to preferred unitholders	(45)	(16)	(29)	181.3%
Net (loss) income attributable to common shareholders	$(2,568)	$14,707	$(17,275)	(117.5)%

Revenue

Total revenue increased $72.1 million, or 51.7%, to $211.5 million for the three months ended June 30, 2011 from $139.4 million for the three months ended June 30, 2010. The increase was a result of $62.3 million in revenue attributable to nine hotels that were acquired in 2011 and fifteen hotels that were acquired in 2010 and the effects of improving economic conditions as demonstrated by an 8.1% increase in RevPAR for properties held during the entirety of both periods.

The following are the key hotel operating statistics for hotels owned at June 30, 2011 and 2010, respectively, for our ownership period:

	For the three months ended June 30,
	2011	2010	% Change
Number of hotels (at end of period)	141	120	17.5%
Occupancy %	75.2%	71.3%	5.5%
ADR	$129.12	$113.73	13.5%
RevPAR	$97.06	$81.10	19.7%

Portfolio RevPAR increased to $97.06 from $81.10, a 19.7% increase.  For the 117 properties owned for the entirety of both periods, RevPAR increased 8.1% and was driven by a 3.4% increase in occupancy and a 4.5% increase in ADR.  The addition of new hotels to the portfolio drove occupancy up by 1.3% and ADR by $10.82 for a total RevPAR impact of $9.68.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $63.7 million, or 53.3%, to $183.1 million for the three months ended June 30, 2011 from $119.4 million for the three months ended June 30, 2010.  This increase was primarily a result of $54.2 million from hotel acquisitions during the periods.  The remaining amount came from an 8.1% RevPAR growth in properties owned for the entirety of both periods.

Food and Beverage Revenue

Food and beverage revenue increased $6.6 million, or 40.1%, to $23.0 million for the three months ended June 30, 2011 from $16.4 million for the three months ended June 30, 2010. The increase includes $6.1 million in food and beverage revenue arising from hotel acquisitions during the periods.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources, increased $1.8 million, or 51.3%, to $5.4 million for the three months ended June 30, 2011 from $3.6 million for the three months ended June 30, 2010 primarily due to hotel acquisitions during the periods.

Hotel Operating Expense

Hotel operating expense increased $41.8 million, or 50.5%, to $124.5 million for the three months ended June 30, 2011 from $82.7 million for the three months ended June 30, 2010. This increase includes $36.5 million in hotel operating expense as a result of hotel acquisitions during the periods. The remaining increase was primarily attributable to variable costs associated with increases in business activity.

Depreciation and Amortization

Depreciation and amortization expense increased $7.4 million, or 30.6%, to $31.7 million for the three months ended June 30, 2011 from $24.3 million for the three months ended June 30, 2010. The increase reflects a $7.4 million increase in depreciation and amortization expense arising from hotel acquisitions during the periods.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $3.1 million, or 33.3%, to $12.6 million for the three months ended June 30, 2011 from $9.5 million for the three months ended June 30, 2010.  The increase includes $3.4 million in property tax, insurance and other expense arising from hotel acquisitions during the periods.

General and Administrative

General and administrative expense increased $1.3 million, or 25.4%, to $6.2 million for the three months ended June 30, 2011 from $5.0 million for the three months ended June 30, 2010.  The increase in general and administrative expense is primarily attributable to an increase in accrued bonuses of $0.7 million, amortization of restricted share awards of $0.6 million and $0.3 million of other professional fees, offset by a decrease in legal fees of $0.4 million.

Transaction and Pursuit costs

Transaction and pursuit costs decreased $0.9 million to $0.6 million for the three months ended June 30, 2011 from $1.5 million for the three months ended June 30, 2010. There were no acquisitions during the three months ended June 30, 2011 compared to three acquisitions during the three months ended June 30, 2010, which resulted in transaction costs of $1.3 million.  There were approximately $0.6 million of costs incurred during the three months ended June 30, 2011 related to the finalization of transactions that were consummated in the first quarter of 2011.  There was a net decrease of approximately $0.2 million of costs associated with unsuccessful acquisition efforts during the periods.

IPO Costs

In connection with the IPO and related formation transactions, we incurred $10.2 million in non-recurring expenses for the transfer and assumption of indebtedness and other contractual obligations of the RLJ Predecessor.

Interest Income

Interest income increased $0.3 million to $0.4 million for the three months ended June 30, 2011 from $0.1 million for the three months ended June 30, 2010. This increase was primarily due to $0.3 million of interest income recognized for the three months ended June 30, 2011 arising from our investment in loans.

Interest Expense

Interest expense increased $4.7 million, or 20.3%, to $28.1 million for the three months ended June 30, 2011 from $23.4 million for the three months ended June 30, 2010. Interest expense increased as a result of $4.2 million in additional interest expense arising from debt incurred related to hotel acquisitions during the periods, $2.9 million of expenses relating to the payoff of variable rate indebtedness, $1.7 million of interest expense related to borrowings on the $140.0 million term loan and an increase in deferred financing fee amortization of $1.1 million.  The offsetting decrease was primarily due to the expiration of unfavorable interest rate hedges resulting in a decrease in expense of $3.7 million and a decrease in interest of $1.7 million due to the payoff of variable rate indebtedness.

Income Taxes

As part of the structure, the Company owns TRSs that are subject to federal and state income taxes.  The TRSs’ effective tax rates were 37.08% and 0.0% for the three months ended June 30, 2011 and June 30, 2010, respectively.  The change in rate is primarily due to recent acquisitions generating income affecting both the Company’s federal income tax rate and state apportionment factor.  The Company recorded tax expense of $0.4 million and $0.3 million for the three months ended June 30, 2011 and June 30, 2010, respectively, primarily as a result of state taxes based on revenues.

Income from Discontinued Operations

Net income from discontinued operations decreased $21.7 million to zero for the three months ended June 30, 2011 from $21.7 million for the three months ended June 30, 2010. The decrease in net income from discontinued operations arose from the sale of six hotels in April 2010.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

Net loss from continuing operations for the six months ended June 30, 2011 was $18.7 million compared to a net loss from continuing operations of $26.1 million for the six months ended June 30, 2010, representing a decrease of $7.4 million. This improved performance was primarily due to a $130.9 million, or 51.4%, increase in total revenue (including $112.5 million arising from hotel acquisitions), partially offset by a $115.1 million, or 48.8%, increase in operating expenses (including $70.0 million arising from hotel acquisitions), nonrecurring IPO costs of $10.2 million and an increase in interest expense of $9.0 million, which was primarily the result of additional indebtedness incurred related to hotel acquisitions during the six months ended June 30, 2011 as compared to the same period in the prior year.

	For the six months ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Revenue
Hotel operating revenue
Room revenue	$331,971	$217,379	114,592	52.7%
Food and beverage revenue	43,668	31,050	12,618	40.6%
Other operating department revenue	10,181	6,464	3,717	57.5%
Total revenue	385,820	254,893	130,927	51.4%

Expense
Hotel operating expense
Room	75,152	48,117	27,035	56.2%
Food and beverage	31,629	21,629	10,000	46.2%
Management fees	13,115	8,995	4,120	45.8%
Other hotel expenses	117,110	78,143	38,967	49.9%
Total hotel operating expense	237,006	156,884	80,122	51.1%

Depreciation and amortization	64,386	47,930	16,456	34.3%
Property tax, insurance and other	24,581	19,017	5,564	29.3%
General and administrative	11,222	9,906	1,316	13.3%
Transaction and pursuit costs	3,332	1,983	1,349	68.0%
IPO Costs	10,244	—	10,244	—
Total operating expense	350,771	235,720	115,051	48.8%
Operating income	35,049	19,173	15,876	82.8%
Other income	224	234	(10)	(4.3)%
Interest income	842	161	681	423.0%
Interest expense	(54,164)	(45,140)	(9,024)	20.0%

Loss from continuing operations before income taxes	(18,049)	(25,572)	7,523	(29.4)%

Income tax expense	(688)	(516)	(172)	33.3%
Loss from continuing operations	(18,737)	(26,088)	7,351	(28.2)%

Income from discontinued operations	—	22,503	(22,503)	(100.0)%

Net loss	(18,737)	(3,585)	(15,152)	422.6%

Net loss attributable to non-controlling interests
Noncontrolling interest in joint venture	77	—	77	—
Noncontrolling interest in Operating Partnership	21	—	21	—
Net loss attributable to the Company	(18,639)	(3,585)	(15,054)	419.9%
Distributions to preferred unitholders	(61)	(32)	(29)	90.6%
Net loss attributable to common shareholders	$(18,700)	$(3,617)	$(15,083)	417.0%

Revenue

Total revenue increased $130.9 million, or 51.4%, to $385.8 million for the six months ended June 30, 2011 from $254.9 million for the six months ended June 30, 2010. The increase was a result of $112.5 million in revenue attributable to nine hotels that were acquired in 2011 and fifteen hotels that were acquired in 2010 and the effects of improving economic conditions as demonstrated by an 8.2% increase in RevPAR for properties held during the entirety of both periods.

The following are the key hotel operating statistics for hotels owned at June 30, 2011 and 2010, respectively, for our ownership period:

	For the six months ended June 30,
	2011	2010	% Change
Number of hotels (at end of period)	141	120	17.5%
Occupancy %	72.0%	67.9%	6.1%
ADR	$124.79	$110.62	12.8%
RevPAR	$89.87	$75.10	19.7%

Portfolio RevPAR increased to $89.87 from $75.10, a 19.7% increase.  For the 117 properties owned for the entirety of both periods, RevPAR increased 8.2% and was driven by a 3.4% increase in occupancy and a 4.6% increase in ADR.  The addition of new hotels to the portfolio drove occupancy up by 1.8% and ADR by $9.45 for a total RevPAR impact of $8.84.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $114.6 million, or 52.7%, to $332.0 million for the six months ended June 30, 2011 from $217.4 million for the six months ended June 30, 2010.  This increase was primarily a result of $97.0 million from hotel acquisitions during the periods.  The remaining amount came from an 8.2% RevPAR growth in properties owned for the entirety of both periods.

Food and Beverage Revenue

Food and beverage revenue increased $12.6 million, or 40.6%, to $43.7 million for the six months ended June 30, 2011 from $31.1 million for the six months ended June 30, 2010. The increase includes $11.6 million in food and beverage revenue arising from hotel acquisitions during the periods.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources, increased $3.7 million, or 57.5%, to $10.2 million for the six months ended June 30, 2011 from $6.5 million for the six months ended June 30, 2010 primarily due to hotel acquisitions during the periods.

Hotel Operating Expense

Hotel operating expense increased $80.1 million, or 51.1%, to $237.0 million for the six months ended June 30, 2011 from $156.9 million for the six months ended June 30, 2010. This increase includes $70.0 million in hotel operating expense as a result of hotel acquisitions during the periods. The remaining increase was primarily attributable to variable costs associated with increases in business activity.

Depreciation and Amortization

Depreciation and amortization expense increased $16.5 million, or 34.3%, to $64.4 million for the six months ended June 30, 2011 from $47.9 million for the six months ended June 30, 2010. The increase reflects a $15.1 million increase in depreciation and amortization expense arising from hotel acquisitions during the periods and a $1.4 million net increase in depreciation on building and furniture, fixtures and equipment for capital expenditures made during the six months ended June 30, 2011.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $5.6 million, or 29.3%, to $24.6 million for the six months ended June 30, 2011 from $19.0 million for the six months ended June 30, 2010.  The increase includes $6.7 million in property tax, insurance and other expense arising from hotel acquisitions during the periods.

General and Administrative

General and administrative expense increased $1.3 million, or 13.3%, to $11.2 million for the six months ended June 30, 2011 from $9.9 million for the six months ended June 30, 2010.  The increase in general and administrative expense is primarily attributable to an increase in accrued bonuses of $1.3 million, amortization of restricted share awards of $0.6 million and an increase in other professional fees of $0.3 million, offset by a decrease in legal fees of $0.9 million.

Transaction and Pursuit costs

Transaction and pursuit costs increased $1.3 million to $3.3 million for the six months ended June 30, 2011 from $2.0 million for the six months ended June 30, 2010. There were nine acquisitions during the six months ended June 30, 2011 resulting in transaction costs of $3.3 million for the period compared to three acquisitions during the six months ended June 30, 2010 resulting in transaction costs of $1.7 million.  The period-over-period increase in transaction costs was partially offset by a net decrease of $0.2 million of costs associated with unsuccessful acquisition efforts during the periods.

IPO Costs

In connection with the IPO and related formation transactions, we incurred $10.2 million in non-recurring expenses for the transfer and assumption of indebtedness and other contractual obligations of the RLJ Predecessor

Interest Income

Interest income increased $0.7 million to $0.8 million for the six months ended June 30, 2011 from $0.2 million for the six months ended June 30, 2010. This increase was primarily due to $0.8 million of interest income recognized for the six months ended June 30, 2011 arising from our investment in loans.

Interest Expense

Interest expense increased $9.0 million, or 20.0%, to $54.2 million for the six months ended June 30, 2011 from $45.1 million for the six months ended June 30, 2010. Interest expense increased as a result of $8.4 million in additional interest expense arising from debt incurred related to hotel acquisitions during the periods, $2.9 million of expenses related to the payoff of variable rate indebtedness, $3.2 million of interest expense related to borrowings on the term loan and an increase in deferred financing fee amortization of $2.1 million.  The offsetting decrease was primarily due to the expiration of unfavorable interest rate hedges resulting in a decrease in hedge related interest expense of $7.4 million.

Income Taxes

As part of the structure, the Company owns TRSs that are subject to federal and state income taxes.  The TRSs’ effective tax rates were 37.06% and 0.0% for the six months ended June 30, 2011 and June 30, 2010, respectively.  The change in rate is primarily due to recent acquisitions generating income affecting both the Company’s federal income tax rate and state apportionment factor.  The Company recorded tax expense of $0.7 million and $0.5 million for the six months ended June 30, 2011 and June 30, 2010, respectively, primarily as a result of state taxes based on revenues.

Income from Discontinued Operations

Net income from discontinued operations decreased $22.5 million to zero for the six months ended June 30, 2011 from $22.5 million for the six months ended June 30, 2010. The decrease in net income from discontinued operations arose from the sale of six hotels in April 2010.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, such as hotel transaction and pursuit costs, the amortization of share based compensation and other nonrecurring expenses that were the result of the IPO and related formation transactions. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs.

The following is a reconciliation of our GAAP net loss to FFO and Adjusted FFO for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net loss attributable to common shareholder (1)	$(2,568)	$(6,991)	$(18,700)	$(26,120)
Depreciation and amortization (1)(2)	31,610	24,252	64,241	47,930
FFO	29,042	17,261	45,541	21,810

Transaction and pursuit costs	634	1,536	3,332	1,983
IPO costs (3)	10,244	—	10,244	—
Amortization of share based compensation	639	—	639	—
Nonrecurring expenses (4)(5)	4,883	782	5,665	1,563
Adjusted FFO	$45,442	$19,579	$65,421	$25,356

(1)  Excludes amount from discontinued operations.

(2)  Excludes amounts attributable to noncontrolling interest of $75 and $145 for the three and six months ended June 30, 2011, respectively.

(3)  Includes nonrecurring expenses for the transfer and assumption of indebtedness and other contractual obligations of the RLJ Predecessor.

(4)  Includes $4.3 million, for both the three and six months ended June 30, 2011, respectively, of incremental interest expense related to the accelerated payoff of mortgage indebtedness.

(5)  Includes $0.6 million and $1.4 million, for the three and six months ended June 30, 2011 and $0.8 million and $1.6 million for the three and six months ended June 30, 2010 of certain general and administrative expenses of the RLJ Predecessor.

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is defined as net income or loss excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; and (3) depreciation and amortization. We consider EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results.  In addition, EBITDA is used as one measure in determining the value of hotel acquisitions and dispositions.

We further adjust EBITDA for certain additional items such as hotel transaction and pursuit costs, the amortization of share based compensation and other nonrecurring expenses that were the result of the IPO and related formation transactions. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.

The following is a reconciliation of our GAAP net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net loss attributable to common shareholder (1)	$(2,568)	$(6,991)	$(18,700)	$(26,120)
Interest expense, net (1)(2)(3)	27,980	23,294	53,783	44,979
Income tax expense (1)	407	262	688	516
Depreciation and amortization (1)(4)	31,610	24,252	64,241	47,930
EBITDA	57,429	40,817	100,012	67,305

Transaction and pursuit costs	634	1,536	3,332	1,983
IPO Costs (3)	10,244	—	10,244	—
Amortization of share based compensation	639	—	639	—
Nonrecurring expenses (4)	581	782	1,362	1,563
Adjusted EBITDA	$69,527	$43,135	$115,589	$70,851

(1)  Excludes amount from discontinued operations.

(2)  Excludes amounts attributable to noncontrolling interest of $174 and $348 for the three and six months ended June 30, 2011, respectively.

(3)  Includes nonrecurring expenses for the transfer and assumption of indebtedness and other contractual obligations of the RLJ Predecessor.

(4)  Includes $0.6 million and $1.4 million, for the three and six months ended June 30, 2011 and $0.8 million and $1.6 million for the three and six months ended June 30, 2010 of certain general and administrative expenses of the RLJ Predecessor.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotels, including:

•                  recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards;

•                  interest expense and scheduled principal payments on outstanding indebtedness;

•                  distributions necessary to qualify for taxation as a REIT; and

•                  capital expenditures to improve our hotels, including capital expenditures required by our franchisors in connection with our formation transactions, recent hotel acquisitions and the rebranding of five of our hotels.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotels and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including our credit facility and future equity (including OP units) or debt offerings, existing working capital, net cash provided by operations, long-term hotel mortgage indebtedness and other secured and unsecured borrowings.  However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current state of overall equity and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders, general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

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

Credit Facility

On June 20, 2011, we, through the Operating Partnership, entered into an unsecured revolving credit facility that provides for maximum borrowings of up to $300.0 million.  The credit facility requires that a group of no less than fifteen of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The credit facility contains certain financial covenants relating to maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists, under the terms of the credit facility, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status. The credit facility matures on June 20, 2014 and may be extended for an additional year, at our option.  In addition, we have the option to increase the revolving loan commitment to $450.0 million, subject to certain conditions.  We incurred $3.0 million in deferred financing fees related to the credit facility.

Borrowings under the credit facility bear interest at variable rates equal to the London InterBank Offered Rate (“LIBOR”) plus an applicable margin.  The margin ranges from 2.25% to 3.25%, depending on the our leverage ratio, as calculated under the terms of the credit facility.  We incur an unused facility fee of between 0.30% and 0.40%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of outstanding borrowings.

Under the terms of the credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on our behalf by the lenders holding the credit facility.  We will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit would reduce the available borrowings on the credit facility by a corresponding amount.  No standby letters of credit were outstanding at June 30, 2011. We also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans would reduce the available borrowings on the credit facility by a corresponding amount.  No swingline loans were outstanding at June 30, 2011.

We did not incur any interest expense on the credit facility for the three or six months ended June 30, 2011. For both the three and six months ended June 30, 2011, we incurred an unused commitment fee of approximately $37, 000.  There were no borrowings outstanding at June 30, 2011.

Term Loan

On January 14, 2011, we entered into a $140.0 million unsecured term loan.  RLJ Fund III agreed to maintain an unencumbered asset pool of ten hotel properties during the term of the term loan.   The term loan contains certain financial covenants related to maximum leverage ratio, minimum fixed charge coverage ratio and minimum net worth.  The term loan has an original maturity date of September 30, 2011 and bears interest at LIBOR plus 4.25%, with a LIBOR floor of 1.00%.  We have the option to extend the term loan for two additional six-month periods subject to our prior satisfaction of certain conditions, including compliance with certain financial covenants and advance notice of our intention to exercise the extension.  As of June 30, 2011 and as of the date of this Quarterly Report on Form 10-Q, we are in compliance with all of the financial covenants.  We are currently evaluating our financing options with respect to the term loan, including refinancing or exercising our option to extend the maturity date.

Sources and Uses of Cash

As of June 30, 2011, we had $362.6 million of cash and cash equivalents compared to $267.5 million at December 31, 2010.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $52.6 million for the six months ended June 30, 2011. Net loss of $18.7 million was due in significant part to non-cash expenses, including $64.4 million of depreciation, $3.7 million of amortization of deferred financing costs, $0.5 million of amortization of deferred management fees and $0.6 million of amortization of share based compensation.  In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $2.1 million.

Net cash flow provided by operating activities totaled $24.6 million for the six months ended June 30, 2010.  Net loss of $3.6 million was due in significant part to non-cash expenses, including $47.9 million of depreciation, $0.5 million of amortization of deferred management fees and $1.4 million of amortization of deferred financing fees.  Changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $2.1 million.  In addition, we recognized a gain on the sale of hotels of $23.7 million.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $245.9 million for six months ended June 30, 2011 primarily due to $194.8 million used for the purchase of nine hotels, $26.3 million in improvements and additions to hotels, and the net funding of restricted cash reserves of $24.8 million.

Net cash flow used in investing activities totaled $55.0 million for the six months ended June 30, 2010 primarily due to $130.0 million used for the purchase of three hotels, $5.0 million in improvements and additions to hotels, and the net funding of restricted cash reserves of $3.2 million.  This was offset by $73.2 million of proceeds from the sale of six hotels, and $10.2 million of net advances from related parties.

Cash flows from Financing Activities

Net cash flow provided by financing activities totaled $288.4 million for six months ended June 30, 2011 primarily due to $568.7 of proceeds from the issuance of common shares of beneficial interest, $140.0 million in proceeds from the term loan and $126.7 million in net contributions from partners.  This was offset by $483.2 million of mortgage loan repayments, $39.2 million paid for offering costs related to the common shares of beneficial interest, $16.3 million of partners’ distributions, $3.3 million in payment of member distributions, $0.5 million of payments for the redemption of preferred units, a $0.5 million distribution related to the joint venture noncontrolling interest and $4.0 million paid for deferred financing fees.

Net cash flow provided by financing activities totaled $146.4 million for six months ended June 30, 2010 primarily due to $180.0 million of borrowings on our credit facility, $60.0 million of proceeds related to mortgage indebtedness, $190.1 million of contributions from partners.  This was offset by $168.9 million of repayments under our credit facility, $66.9 million of mortgage loan repayments, $15.5 million in payment of partners’ distributions, $28.7 million in payment of member distributions and $3.7 million paid for deferred financing fees.

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

From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. In addition, often after we acquire a hotel we are required to complete a property improvement plan in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserves. To the extent that the FF&E reserves are not available or adequate to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with cash and cash equivalents on hand, our three-year, $300 million unsecured credit facility and other sources of available liquidity.

In 2011, we released renovation projects totaling $115 million, spread across 51 properties. The 2011 capital program is largely focused on upgrading and/or repositioning 24 hotels acquired in 2010 and 2011, including seven brand conversions. The balance of the renovations will include brand related upgrades at other select hotels.

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 2.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2011, approximately $55.7 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements.

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

Market Uncertainty

On August 2, 2011, legislation was enacted to increase the federal debt ceiling and to reduce future U.S. Government spending levels by as much as $2.4 trillion over the next decade.  Notwithstanding the passage of this legislation, there remains uncertainty about whether and when the U.S. Government will implement the budget cuts, which has resulted in continued concerns that the U.S. Government could default on its obligations in the future.  On August 5, 2011, Standard & Poor’s downgraded the U.S. Government’s credit rating for the first time in history due to its belief that the legislation was inadequate to address the country’s growing debt burden.   Standard & Poor’s decision to downgrade the U.S. Government’s credit rating could create broader financial and global banking turmoil and uncertainty and could lead to a significant rise in interest rates, which could cause the interest rates on our borrowings and our cost of capital to increase significantly.  These consequences could be exacerbated if other statistical rating agencies, particularly Moody’s and Fitch, decide to downgrade the U.S. Government’s credit rating in the future. Any of these outcomes could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2011, we had approximately $614.0 million of total variable debt outstanding (or 43.7% of total indebtedness) with a weighted average interest rate of 5.17% per annum.  If market rates of interest on our variable rate debt outstanding as of June 30, 2011 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.6 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including mortgage obligations and the term loan. For debt obligations outstanding as of June 30, 2011, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$202,791	$587,090	$789,881
Weighted average interest rate	—	—	—	—	5.56%	6.29%	6.11%

Variable rate debt	$198,000	$85,000	$331,000	$—	$—	$—	$614,000
Weighted average interest rate	4.11%	5.23%	5.80%	—	—	—	5.17%

Total	$198,000	$85,000	$331,000	$—	$202,791	$587,090	$1,403,881

The foregoing table reflects indebtedness outstanding as of June 30, 2011 and does not consider indebtedness, if any, incurred or repaid after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our combined consolidated financial statements.  If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. As of June 30, 2011, the estimated fair value of our fixed rate debt was $785.8 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Item 4.        Controls and Procedures.

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.

The nature of the operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

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

On June 3, 2011, we sold 4,095,000 common shares in conjunction with the Overallotment for gross proceeds of approximately $73.7 million.  The proceeds to us of the Overallotment were approximately $69.1 million, net of the underwriters’ discount of approximately $4.6 million.  The Company holds the net proceeds from the Overallotment as cash, to be used for working capital purposes or to invest in short-term, interest-bearing, investment-grade securities, and money market accounts that are consistent with our intention to qualify as a REIT.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        [Removed and Reserved]

Item 5.        Other information.

None.

Item 6.        Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number		Description of Exhibit
10.1	*	Amended and Restated Agreement of Limited Partnership, dated May 13, 2011
10.2	*	Registration Rights Agreement, dated May 16, 2011, by and among RLJ Lodging Trust and the persons listed on Schedule I thereto
10.3	*	Registration Rights Agreement, dated May 16, 2011, by and among RLJ Lodging Trust and the persons listed on Schedule I thereto
10.4	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Thomas J. Baltimore, Jr.
10.5	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Evan Bayh
10.6	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Ross H. Bierkan
10.7	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Nathaniel Davis
10.8	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Leslie D. Hale
10.9	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Robert L. Johnson
10.10	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Robert M. La Forgia
10.11	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Glenda McNeal
10.12	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Julio E. Morales
10.13	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Joseph Ryan
10.14	**

Credit Agreement, dated as of June 20, 2011, by and among the Operating Partnership, the Company, Wells Fargo Bank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, PNC Bank, National Association, Barclays Bank PLC and Deutsche Bank Trust Company Americas, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners and the other lenders party thereto.

10.15	**	Guaranty, dated as of June 20, 2011, by the Company and certain subsidiaries of the Company party thereto.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	Submitted electronically with this report
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Combined Consolidated Balance Sheets at June 30, 2011, and December 31, 2010, respectively, for RLJ Lodging Trust; (ii) the Combined Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, respectively, for RLJ Lodging Trust; (iii) the Combined Consolidated Statements of Changes in Equity and Comprehensive Loss for the six months ended June 30, 2011 and June 30, 2010, respectively, for RLJ Lodging Trust and (iv) the Combined Consolidated Statements of Cash Flows for six months ended June 30, 2011 and June 30, 2010, respectively, for RLJ Lodging Trust. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Incorporated by reference to the registrant’s Form 8-K filed with the Commission on May 19, 2011

** Incorporated by reference to the registrant’s Form 8-K filed with the Commission on June 24, 2011

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ LODGING TRUST

Dated: August 12, 2011	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr.
President, Chief Executive Officer and Trustee

Dated: August 12, 2011	/s/ LESLIE D. HALE
Leslie D. Hale
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: August 12, 2011	/s/ JULIO E. MORALES
Julio E. Morales
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number		Description of Exhibit
10.1	*	Amended and Restated Agreement of Limited Partnership, dated May 13, 2011
10.2	*	Registration Rights Agreement, dated May 16, 2011, by and among RLJ Lodging Trust and the persons listed on Schedule I thereto
10.3	*	Registration Rights Agreement, dated May 16, 2011, by and among RLJ Lodging Trust and the persons listed on Schedule I thereto
10.4	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Thomas J. Baltimore, Jr.
10.5	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Evan Bayh
10.6	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Ross H. Bierkan
10.7	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Nathaniel Davis
10.8	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Leslie D. Hale
10.9	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Robert L. Johnson
10.10	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Robert M. La Forgia
10.11	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Glenda McNeal
10.12	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Julio E. Morales
10.13	*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Joseph Ryan
10.14	**

Credit Agreement, dated as of June 20, 2011, by and among the Operating Partnership, the Company, Wells Fargo Bank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, PNC Bank, National Association, Barclays Bank PLC and Deutsche Bank Trust Company Americas, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners and the other lenders party thereto.

10.15	**	Guaranty, dated as of June 20, 2011, by the Company and certain subsidiaries of the Company party thereto.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	Submitted electronically with this report
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Combined Consolidated Balance Sheets at June 30, 2011, and December 31, 2010, respectively, for RLJ Lodging Trust; (ii) the Combined Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, respectively, for RLJ Lodging Trust; (iii) the Combined Consolidated Statements of Changes in Equity and Comprehensive Loss for the six months ended June 30, 2011 and June 30, 2010, respectively, for RLJ Lodging Trust and (iv) the Combined Consolidated Statements of Cash Flows for six months ended June 30, 2011 and June 30, 2010, respectively, for RLJ Lodging Trust. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Incorporated by reference to the registrant’s Form 8-K filed with the Commission on May 19, 2011

** Incorporated by reference to the registrant’s Form 8-K filed with the Commission on June 24, 2011