Form 10-Q
period 2011-09-30
RLJ Lodging Trust
filed 2011-11-10
CIK 1511337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2011, 106,300,067 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

RLJ Lodging Trust

Combined Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Investment in hotel properties, net	$2,760,784	$2,626,690
Investment in loans	12,685	12,840
Property and equipment, net	1,147	1,585
Cash and cash equivalents	368,461	267,454
Restricted cash reserves	89,590	70,520
Hotel receivables, net of allowance of $246 and $406, respectively	27,299	19,556
Deferred financing costs, net	8,628	9,298
Deferred income tax asset	1,453	799
Prepaid expense and other assets	28,583	37,082
Total assets	$3,298,630	$3,045,824
Liabilities and Owners’ Equity
Mortgage loans	$1,202,817	$1,747,077
Term loan	140,000	—
Interest rate swap liability	2,326	3,820
Accounts payable and accrued expense	78,095	60,973
Deferred income tax liability	1,453	799
Advance deposits and deferred revenue	4,995	5,927
Accrued interest	2,099	3,495
Distributions payable	16,079	—
Total liabilities	1,447,864	1,822,091
Equity
Partners’ capital
Fund II general partner	—	(13,409)
Fund II limited partners	—	433,013
Fund III general partner	—	(23,328)
Fund III limited partners	—	811,918
Members’ capital
Class A members	—	6,592
Class B members	—	4,751
Fund II - Series A preferred units, no par value, 12.5%, 250 units authorized, issued and outstanding at May 16, 2011 and December 31, 2010, respectively	—	189
Fund III - Series A preferred units, no par value, 12.5%, 250 units authorized, issued and outstanding at May 16, 2011 and December 31, 2010, respectively	—	190
Accumulated other comprehensive loss	(2,312)	(3,806)

Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 106,300,067 and zero shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,063	—
Additional paid-in-capital	1,835,041	—
Distributions in excess of net earnings	(1,745)	—
Total shareholders’ equity	1,834,359	—

Noncontrolling interest
Noncontrolling interest in joint venture	7,068	7,623
Noncontrolling interest in Operating Partnership	11,651	—
Total noncontrolling interest	18,719	7,623
Total equity	1,850,766	1,223,733
Total liabilities and equity	$3,298,630	$3,045,824

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenue
Hotel operating revenue
Room revenue	$172,589	$119,134	$495,217	$327,672
Food and beverage revenue	19,497	13,870	59,664	41,749
Other operating department revenue	5,165	3,448	14,810	9,394
Total revenue	197,251	136,452	569,691	378,815

Expense
Hotel operating expense
Room	39,012	25,304	110,753	70,278
Food and beverage	13,479	9,443	41,767	28,016
Management fees	6,755	4,828	19,519	13,497
Other hotel expenses	59,559	41,532	172,744	115,948
Total hotel operating expense	118,805	81,107	344,783	227,739

Depreciation and amortization	29,026	24,422	91,479	70,465
Property tax, insurance and other	12,463	9,677	35,951	27,417
General and administrative	6,329	4,647	17,504	14,547
Transaction and pursuit costs	282	5,455	3,614	7,438
IPO Costs	89	—	10,333	—
Total operating expense	166,994	125,308	503,664	347,606
Operating income	30,257	11,144	66,027	31,209
Other income	518	177	742	411
Interest income	424	2,730	1,264	2,889
Interest expense	(21,664)	(21,580)	(75,415)	(64,760)

Income (Loss) from continuing operations before income taxes	9,535	(7,529)	(7,382)	(30,251)

Income tax expense	(858)	(382)	(1,546)	(898)
Income (Loss) from continuing operations	8,677	(7,911)	(8,928)	(31,149)

Income (loss) from discontinued operations	22,970	(619)	21,838	19,034

Net income (loss)	31,647	(8,530)	12,910	(12,115)

Net loss (income) attributable to non-controlling interests
Noncontrolling interest in joint venture	(22)	—	55	—
Noncontrolling interest in common units of Operating Partnership	(306)	—	(285)	—

Net income (loss) attributable to the Company	31,319	(8,530)	12,680	(12,115)

Distributions to preferred unitholders	—	(16)	(61)	(48)

Net income (loss) attributable to common shareholders	$31,319	$(8,546)	$12,619	$(12,163)

Basic and diluted per common share data:
Net income (loss) per share attributable to common shareholders before discontinued operations - basic and diluted	$0.08		$(0.10)
Discontinued operations	0.22		0.24
Net income per share attributable to common shareholders - basic and diluted	$0.30		$0.14
Weighted-average number of common shares - basic and diluted	105,228,305		89,316,830

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statement of Changes in Equity and Comprehensive Loss

(Amounts in thousands, except share data)

(unaudited)

	Partners’ Capital				Members’ Capital		Preferred Units		Shareholders’ Equity				Accumulated	Noncontrolling Interests
	Fund II		Fund III						Common Stock			Distributions	Other			Total	Total Owners’ /
	General Partner	Limited Partners	General Partner	Limited Partners	Class A	Class B	Fund II	Fund III	Shares	Par Value	Additional Paid- in-Capital	in excess of net earnings	Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Noncontrolling Interests	Shareholders Equity
Balance at December 31, 2010	$(13,409)	$433,013	$(23,328)	$811,918	$6,592	$4,751	$189	$190	—	$—	$—	$—	$(3,806)	$—	$7,623	$7,623	$1,223,733
Components of comprehensive income:
Net income (loss)	(7)	(9,444)	—	(234)	(256)	(85)	—	—	—	—	—	22,706	—	285	(55)	230	12,910
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	—	—	—	—	—	—	1,494	—	—	—	1,494
Total comprehensive income																	14,404
Partners’ contributions	4,258	3,291	5,031	114,141	—	—	—	—	—	—	—	—	—	—	—	—	126,721
Partners’ distributions	(3,230)	(4,876)	(3,798)	(4,392)	—	—	—	—	—	—	—	—	—	—	—	—	(16,296)
Members’ distributions	—	—	—	—	(2,547)	(557)	—	—	—	—	—	—	—	—	—	—	(3,104)

Proceeds from sale of common stock, net	—	—	—	—	—	—	—	—	31,595,000	316	529,058	—	—	—		—	529,374
Issuance of restricted stock	—	—	—	—	—	—	—	—	1,120,830	11	(11)	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	—	—	—	—	—	—	1,962	—	—	—	—	—	1,962
Share grants to trustees	—	—	—	—	—	—	—	—	5,434	—	80	—	—	—	—	—	80
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	—	—	—	—	—	—	(24,148)	—	(338)	—	—	—	—	—	(338)
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	(3,000)	—	(53)	—	—	—	—	—	(53)
Exchange of owners’ equity for common stock and units	12,388	(421,960)	22,095	(921,396)	(3,789)	(4,109)	61	60	73,605,951	736	1,304,343	—	—	11,571	—	11,571	—
Distributions to JV partner	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(500)	(500)	(500)
Distributions to preferred unitholders	—	(24)	—	(37)	—	—	—	—	—	—		—	—	—	—	—	(61)
Redemption of preferred units	—	—	—	—	—	—	(250)	(250)	—	—	—	—	—	—	—	—	(500)
Distributions on common shares and units	—	—	—	—	—	—	—	—	—	—	—	(24,451)	—	(205)	—	(205)	(24,656)
Balance at September 30, 2011	$—	$—	$—	$—	$—	$—	$—	$—	106,300,067	$1,063	$1,835,041	$(1,745)	$(2,312)	$11,651	$7,068	$18,719	$1,850,766

	Partners’ Capital				Members’ Capital		Preferred Units		Accumulated
	Fund II		Fund III						Other
	General Partner	Limited Partners	General Partner	Limited Partners	Class A	Class B	Fund II	Fund III	Comprehensive Loss	Total Owners’ Equity
Balance at December 31, 2009	$(11,440)	$459,903	$(17,852)	$50,163	$13,643	$5,807	$189	$190	$(14,856)	$485,747
Components of comprehensive loss:
Net (loss) income	(17)	(22,399)	(5)	(10,161)	15,351	5,116	—	—	—	(12,115)
Reclassification adjustment for gains included in net loss	—	—	—	—	—	—	—	—	(58)	(58)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	—	—	10,745	10,745
Total comprehensive loss										(1,428)

Partners’ contributions	5,017	6,483	6,037	278,392	—	—	—	—	—	295,929
Partners’ distributions	(6,483)	(6,483)	(10,283)	—	—	—	—	—	—	(23,249)
Members’ distributions	—	—	—	—	(21,395)	(7,131)	—	—	—	(28,526)
Distributions to preferred unitholders	—	(24)	—	(24)	—	—	—	—	—	(48)
Balance at September 30, 2010	$(12,923)	$437,480	$(22,103)	$318,370	$7,599	$3,792	$189	$190	$(4,169)	$728,425

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$12,910	$(12,115)
Adjustments to reconcile net loss to cash flow provided by operating activities:
Gain on sale of properties	—	(23,711)
Gain on extinguishment of indebtedness	(23,516)	—
Depreciation and amortization	91,479	73,335
Amortization of deferred financing costs	4,816	2,322
Amortization of deferred management fees	750	750
Share grants to trustees	80	—
Amortization of share based compensation	1,962	—
Unrealized gain on interest rate swaps	—	(58)
Changes in assets and liabilities:
Hotel receivables, net	(7,286)	(7,999)
Prepaid expense and other assets	(7,895)	328
Accounts payable and accrued expense	19,969	10,596
Advance deposits and deferred revenue	(1,300)	2,421
Accrued interest	(1,396)	1,131
Net cash flow provided by operating activities	90,573	47,000
Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(194,830)	(310,209)
Purchase deposit	—	(5,250)
Proceeds from principal payments on investment in loans	155	—
Improvements and additions to hotel properties	(51,988)	(8,543)
Additions to property and equipment	(93)	—
Advances from related parties	—	10,724
Proceeds from sale of hotel properties	—	73,117
Funding of restricted cash reserves, net	(19,070)	(9,849)
Net cash flow used in investing activities	(265,826)	(250,010)
Cash flows from financing activities:
Borrowings under credit facility	—	383,506
Repayments under credit facility	—	(399,905)
Proceeds from term loan	140,000	—
Proceeds from mortgage loans	—	60,000
Payment of mortgage principal	(486,260)	(71,729)
Payment of members’ distributions	(3,104)	(28,526)
Proceeds from partners’ contributions	126,721	295,929
Payment of partners’ distributions	(16,296)	(23,249)
Distributions to preferred unitholders	(500)	—
Proceeds from issuance of common shares	568,700	—
Payment of offering costs	(39,379)	—
Distributions to noncontrolling interest	(500)	—
Repurchase of common stock	(338)	—
Distributions on common shares	(8,506)	—
Distributions on OP units	(71)	—
Payment of preferred unitholder distributions	(61)	(32)
Payment of deferred financing costs	(4,146)	(4,093)
Net cash flow provided by financing activities	276,260	211,901
Net change in cash and cash equivalents	101,007	8,891
Cash and cash equivalents, beginning of period	267,454	151,382
Cash and cash equivalents, end of period	$368,461	$160,273

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

Due to the timing of the IPO and the formation transactions, the Company’s financial condition as of December 31, 2010 and results of operations for the three and nine months ended September 30, 2010 reflect the financial condition and results of operations of the RLJ Predecessor.  The Company’s results of operations for the nine months ended September 30, 2011 reflect the financial condition and results of operations of the RLJ Predecessor together with the Company, while the financial condition as of September 30, 2011 reflects solely the Company.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.2% of the OP units at September 30, 2011. See Note 9 for additional disclosures on OP units.

As of September 30, 2011, the Company owned interests in 140 hotels with 20,488 rooms located in 19 states and the District of Columbia. The Company owned interests in land parcels located adjacent to certain hotels. The Company, through wholly-owned subsidiaries, also owned a 100% interest in two mortgage loans secured by hotels.   The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its assets, with the exception of the Doubletree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 95% interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to the Doubletree Metropolitan hotel. An independent hotel operator manages each hotel.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim combined consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying unaudited interim financial statements include adjustments based on management’s estimates (consisting of normal recurring adjustments), which the Company considers necessary for a fair statement of the combined consolidated balance sheets, statements of operations, statements of changes in equity and comprehensive loss and statements of cash flows for the interim periods presented. The financial information should be read in conjunction with the combined consolidated financial statements for the year ended December 31, 2010, included in the final prospectus relating to the IPO, dated May 10, 2011, which the Company filed with the SEC.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of actual operating results for the entire year.

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

Reporting Periods

As of September 30, 2011, the Company owned four hotels that are managed by affiliates of Marriott International (“Marriott”).   The Company’s hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. The Company’s results for the three and nine months ended September 30, 2011 and 2010 include the results of operations for the Company’s Marriott-managed hotels for the 36-week periods ending September 9, 2011 and September 10, 2010, respectively.

Reclassifications

Certain de minimus prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net income, shareholders’ equity or cash flows.

Investment in Hotel Properties

Hotel acquisitions consist almost exclusively of land, land improvements, buildings, furniture, fixtures and equipment and inventory. The Company records the purchase price among these asset classes based on their respective fair values. When the Company acquires properties, they are acquired for use. Generally, the Company does not acquire any significant in-place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when hotels are acquired.  The only intangible assets acquired through September 30, 2011 consisted of favorable tenant lease agreements and miscellaneous operating agreements, which are short-term in nature and at market rates.  In conjunction with the acquisition of a hotel, the Company typically negotiates new franchise and management agreements with the selected brand and manager.

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

The Company assesses the carrying values of each hotel whenever events or changes in circumstances indicate that the carrying amounts of these hotels may not be fully recoverable.  Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows which take into account current market conditions and  the Company’s intent with respect to holding or disposing of the hotel.  If the Company’s analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, it recognizes an impairment charge for the amount by which the carrying value exceeds the fair value of the hotel. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third party appraisals, where considered necessary.

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and economy in general and the Company’s plans to manage the underlying hotels.  However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective.  Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to a current impairment analysis could impact these assumptions and result in future impairment charges of the hotels.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period excluding the weighted average number of unvested restricted shares (“participating securities” as defined in Note 11). The basic earnings per share calculation includes the effect of such participating securities.  Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as stock grants or shares that would be issued in the event of conversion of operating partnership units. No adjustment is made for shares that are anti-dilutive during a period.

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

3.              Acquisition of Hotel Properties

The Company did not acquire any hotels during the three months ended September 30, 2011.  During the nine months ended September 30, 2011, the Company, through wholly-owned subsidiaries, acquired the following hotels, which were funded by capital contributions:

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

During the nine months ended September 30, 2010, the Company, through wholly-owned subsidiaries, acquired the following hotels, which were funded by capital contributions:

Hotel	Location	Acquisition Date	Management Company	Rooms	Purchase Price		% Interest
Embassy Suites Tampa	Tampa, FL	April 15, 2010	Hilton Hotels Corporation	360	$76.9	million	100%
Fairfield Inn and Suites Washington, DC	Washington, DC	June 1, 2010	Urgo Hotels	198	40.0	million	100%
Embassy Suites Ft Myers/Estero	Ft Myers, FL	June 23, 2010	Hilton Hotels Corporation	150	13.2	million	100%
Homewood Suites Washington DC	Washington, DC	July 1, 2010	Crestline Hotels and Resorts	175	58.5	million	100%
Hilton New York/Fashion District	New York, NY	September 22, 2010	Highgate Hotels	280	121.8	million	100%
				1,163	$310.4	million

The allocation of purchase price for the hotel properties acquired was as follows (in thousands):

	September 30,
	2011	2010
Land and land improvements	$29,131	$50,959
Buildings and improvements	153,557	249,334
Furniture, fixtures and equipment	21,900	10,116
Total Purchase Price	$204,588	$310,409

There were no contingent consideration arrangements associated with these acquisitions nor was any goodwill recognized.  See Note 16 for detail of non-cash prorations assumed at acquisition dates.

Total revenues and net income (loss) from the hotels acquired during the nine months ended September 30, 2011 and 2010, which are included in the accompanying unaudited combined consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, respectively, were as follows (in thousands):

	2011 acquisitions
	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue	$17,615	$—	$51,189	$—
Net income	$803	$—	$738	$—

	2010 acquisitions
	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue	$16,538	$9,051	$48,843	$13,187
Net income (loss)	$1,598	$(3,140)	$7,389	$(4,132)

The following unaudited condensed pro forma financial information presents the results of operations as if the 2011 and 2010 acquisitions had taken place on the latter of January 1, 2010 or the opening date of the hotel.  The Hilton New York / Fashion District did not open until April 2010. The Garden District Hotel acquired on October 26, 2010 has been closed since 2008 and accordingly has no operating history and is excluded from the condensed pro forma financial information.  The condensed pro forma financial information excludes discontinued operations and is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had taken place on January 1, 2010, nor does it purport to represent the results of operations for future periods. The unaudited condensed pro forma financial information, excluding discontinued operations, is as follows, (in thousands, except share and per share data):

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue	$197,251	$183,185	$572,879	$529,248
Net income (loss)	$8,371	$4,336	$(5,776)	$(13,454)
Net income (loss) per share attributable to common shareholders - basic and diluted	$0.08		$(0.06)
Weighted average number of shares outstanding - basic and diluted	105,228,305		89,316,830

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

In February 2010, Fund II received a notice of event of default for failure to make the required monthly payment on its mortgage loan secured by the New York LaGuardia Airport Marriott located in New York, NY.  The mortgage loan matured in July 2010.  In April 2011, Fund II escrowed an executed deed in lieu of foreclosure agreement for the benefit of the lenders.  On August 5, 2011, the Company transferred title to the hotel to the lenders pursuant to the deed in lieu of foreclosure arrangement.  The Company recorded a gain on extinguishment of indebtedness of approximately $23.5 million to discontinued operations in August 2011 and removed the hotel’s net assets and liabilities from its combined consolidated balance sheet at that time.

Operating results of discontinued operations were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net revenues	$3,537	$7,032	$16,917	$26,337
Operating expenses	4,006	7,356	18,107	25,555
Operating income (loss)	(469)	(324)	(1,190)	782
Interest expense	(77)	(291)	(488)	(5,459)
Net loss from discontinued operations, before gain on sale	(546)	(615)	(1,678)	(4,677)
Gain on extinguishment of indebtedness	23,516	—	23,516	—
Gain on sale of properties	—	(4)	—	23,711
Net income (loss) from discontinued operations	$22,970	$(619)	$21,838	$19,034

5.              Investment in Hotel Properties

Investment in hotel properties as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Land and land improvements	$512,302	$488,031
Buildings and improvements	2,320,128	2,188,153
Furniture, fixtures and equipment	363,308	310,266
Intangibles	1,298	1,298
	3,197,036	2,987,748
Accumulated depreciation and amortization	(436,252)	(361,058)
Investment in hotel properties, net	$2,760,784	$2,626,690

For the three and nine months ended September 30, 2011, depreciation and amortization expense related to investment in hotel properties was approximately $28.8 million and $90.8 million (excluding discontinued operations), respectively.  For the three and nine months ended September 30, 2010, depreciation and amortization expense related to investment in hotel properties was approximately $24.3 million and $69.8 million (excluding discontinued operations), respectively.

Impairment

During each of the three and nine month periods ended September 30, 2011 and 2010, the Company determined there was no impairment on its investment in hotels.

6.              Debt

Credit Facility

The Company, through the Operating Partnership, has an unsecured revolving credit facility that provides for maximum borrowings of up to $300.0 million.  The credit facility requires that a group of no less than fifteen of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The credit facility contains certain financial covenants relating to maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists, under the terms of the credit facility, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of September 30, 2011, the Company was in compliance with all financial covenants.

The credit facility matures on June 20, 2014 and may be extended for an additional year, at the Company’s option.  In addition, the Company has the option to increase the revolving loan commitment to $450.0 million, subject to certain conditions (including consent of the lenders).  The Company incurred $3.0 million in deferred financing fees related to the credit facility.

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

Under the terms of the credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders holding the credit facility.  The Company will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit would reduce the available borrowings on the credit facility by a corresponding amount.  No standby letters of credit were outstanding at September 30, 2011. The Company also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans would reduce the available borrowings on the credit facility by a corresponding amount.  No swingline loans were outstanding at September 30, 2011.

The Company did not incur any interest expense on the credit facility for the three or nine months ended September 30, 2011. For both the three and nine months ended September 30, 2011, the Company incurred an unused commitment fee of approximately $0.3 million.  There were no borrowings outstanding at September 30, 2011.

RLJ Predecessor Credit Facility

Fund III, through wholly-owned subsidiaries, maintained a credit facility that provided for maximum borrowings of up to $200.0 million.  The credit facility was collateralized by Fund III’s partners’ committed and uncalled capital and was guaranteed by Fund III.  Borrowings under the credit facility bore interest at variable rates equal to the LIBOR plus a margin of 0.75%.  For both the three and nine months ended September 30, 2010, the weighted average interest rate for borrowings under the credit facility was approximately 1.00%.  There were no borrowings at September 30, 2011 since the credit facility matured on January 31, 2011.

Fund III incurred interest expense related to the credit facility of approximately $0.2 million and $0.8 million for the three and nine months ended September 30, 2010.  No interest expense related to the credit facility was incurred for either the three or nine months ended September 30, 2011.  Additionally, there was an unused commitment fee of 0.15% of the unused portion of the credit facility.  For the three and nine months ended September 30, 2011, Fund III incurred an unused commitment fee of approximately zero and $12,000, respectively.  For the three and nine months ended September 30, 2010, Fund III incurred an unused commitment fee of approximately $39,000 and $0.1 million, respectively.

A letter of credit was issued on Fund III’s behalf (now by the Company) with a value of approximately $1.9 million related to securing a swap agreement on certain variable rate mortgages.  No balances were drawn on this letter of credit as of September 30, 2011 or December 31, 2010.

At December 31, 2010, Fund III had approximately $198.1 million available for borrowing.

Mortgage Loans

As of September 30, 2011 and December 31, 2010, the Company was subject to the following mortgage loans (in thousands):

	Number	Interest rate at
	of Assets	September 30,		Maturity	Principal balance at,
Lender	Encumbered	2011 (1)		Date	September 30, 2011		December 31, 2010
Keybank (2)	6	1.47	%(3)	April 2012	$48,000		$48,000
State Street Bank (2)		2.98	%(3)	April 2012	37,000		37,000
Wells Fargo	1	4.25	%(4)	June 2013(5)	60,000		60,000
Wells Fargo	1	5.50	%(4)	Oct 2013(5)	40,000		40,000
Wells Fargo	1	5.50	%(4)	Oct 2013(5)	31,000		31,000
Wells Fargo	1	4.90	%(6)	Dec 2013(5)	150,000		150,000
Blackstone		10.75	%(6)	Dec 2013(5)	50,000		50,000
Capmark Financial Group	1	6.12%		April 2015	4,357		4,446
Capmark Financial Group	1	5.50%		May 2015	5,014		5,123
Capmark Financial Group	1	5.55%		May 2015	11,742		11,997
Capmark Financial Group	1	5.55%		June 2015	5,094		5,205
Barclay’s Bank	1	5.55%		June 2015	2,661		2,718
Barclay’s Bank	1	5.55%		June 2015	4,368		4,462
Barclay’s Bank	1	5.55%		June 2015	10,181		10,400
Barclay’s Bank	1	5.55%		June 2015	9,086		9,282
Barclay’s Bank	1	5.55%		June 2015	8,142		8,317
Barclay’s Bank	1	5.60%		June 2015	5,645		5,751
Barclay’s Bank	1	5.60%		June 2015	8,771		8,956
Barclay’s Bank	1	5.55%		June 2015	5,335		5,450
Barclay’s Bank	1	5.55%		June 2015	35,371		36,135
Barclay’s Bank	1	5.60%		June 2015	6,717		6,861
Barclay’s Bank	1	5.55%		June 2015	5,986		6,116
Barclay’s Bank	1	5.55%		June 2015	6,880		7,028
Barclay’s Bank	1	5.60%		June 2015	8,764		8,952
Barclay’s Bank	1	5.55%		June 2015	6,870		7,018
Barclay’s Bank	1	5.55%		June 2015	7,562		7,724
Barclay’s Bank	1	5.55%		June 2015	6,880		7,028
Barclay’s Bank	1	5.55%		June 2015	7,853		8,023
Barclay’s Bank	1	5.55%		June 2015	9,855		10,068
Capmark Financial Group	1	5.50%		July 2015	6,933		7,083
Barclay’s Bank	1	5.44%		Sept 2015	11,304		11,547
Merrill Lynch	1	6.29%		July 2016	9,321		9,403
Merrill Lynch	1	6.29%		July 2016	5,558		5,605
Merrill Lynch	1	6.29%		July 2016	7,802		7,871
Merrill Lynch	1	6.29%		July 2016	9,336		9,416
Wachovia Securities	43	6.29%		July 2016	494,770		499,132
Wachovia Securities	1	6.29%		July 2016	6,683		6,742
Wells Fargo / Morgan Stanley	2	6.29%		July 2016	35,357		35,669
Wells Fargo / Morgan Stanley	1	6.29%		July 2016	6,857		6,916
Wells Fargo / Morgan Stanley	1	6.29%		July 2016	9,762		9,845
Capmark Financial Group		—		—	—	(7)	72,246
Merrill Lynch		—		—	—	(7)	92,000
Wells Fargo		—		—	—	(7)	23,967
Wells Fargo / GE		—		—	—	(7)	186,392
Capmark Financial Group		—		—	—	(7)	10,818
Capmark Financial Group		—		—	—	(7)	9,975
Capmark Financial Group		—		—	—	(7)	12,350
Capmark Financial Group		—		—	—	(7)	10,334
Capmark Financial Group		—		—	—	(7)	22,934
Capmark Financial Group		—		—	—	(7)	11,078
Capmark Financial Group		—		—	—	(7)	11,355
Capmark Financial Group		—		—	—	(7)	13,339
Capmark Financial Group		—		—	—	(8)	58,000
	86				$1,202,817		$1,747,077

(1)         Interest rate at September 30, 2011 gives effect to interest rate swaps and LIBOR floors, where applicable.

(2)         The Keybank and State Street Bank loans are a senior and a mezzanine loan, respectively, which, as of September 30, 2011 had outstanding balances of $48 million and $37 million, respectively.

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

(8)         Loan was terminated in conjunction with the deed in lieu of foreclosure arrangement.

Some mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these covenants at September 30, 2011 and December 31, 2010.

Term Loan

On January 14, 2011, Fund III entered into a $140.0 million unsecured term loan. Fund III agreed to maintain an unencumbered asset pool of ten hotel properties during the term of the term loan. The term loan contains certain financial covenants related to maximum leverage ratio, minimum fixed charge coverage ratio and minimum net worth.  As of September 30, 2011, the Company was in compliance with all financial covenants.

The term loan had an original maturity date of September 30, 2011, with two six month extension options, and bears interest at LIBOR plus 4.25%, with a LIBOR floor of 1.00% (5.25% and zero at September 30, 2011 and December 31, 2010, respectively).  For the three and nine months ended September 30, 2011, the Company incurred $1.9 million and $5.1 million of interest expense, respectively, related to the term loan.  On September 30, 2011, the Company amended the term loan to extend the maturity date to November 15, 2011, with one extension to December 31, 2011, at the Company’s option. On October 21, 2011, the term loan was fully repaid.

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

The Company had no accruals for tax uncertainties as of September 30, 2011 and December 31, 2010.

8.              Commitments and Contingencies

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve restricted cash ranging from 2.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Amounts will be capitalized as incurred. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some mortgage agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of September 30, 2011 and December 31, 2010, approximately $89.6 million and $70.5 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Neither the Company nor any of its subsidiaries are currently involved in any regulatory or legal proceedings that management believes will have a material adverse effect on the financial position, operations or liquidity of the Company.

9.              Equity

Common Shares of Beneficial Interest

Under the declaration of trust of the Company, the total number of shares initially authorized for issuance was 100,000 common shares. At formation, the Company issued to each of its two initial shareholders 500 common shares at $1 per share, which shares were subsequently redeemed.  On May 5, 2011, the declaration of trust was amended to authorize the issuance of up to 450,000,000 common shares.

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

On June 17, 2011, the Company granted 25,000 restricted common shares of beneficial interest to certain employees.  The shares vest ratably over 16 quarters.  These common shares of beneficial interest were issued under the 2011 Plan.

On June 17, 2011, the Company’s Board of Trustees declared a prorated cash dividend of $0.08 per common share of beneficial interest, payable on or about July 15, 2011 to shareholders of record as of June 30, 2011.  The $0.08 dividend was prorated from May 16, 2011, the closing date of the IPO, through June 30, 2011.

On June 30, 2011, the Company granted an aggregate of 2,302 fully vested common shares of beneficial interest to certain members of the Board of Trustees as part of their 2011 compensation.

On August 16, 2011, the Company acquired 23,614 common shares of beneficial interest that were surrendered by certain employees in satisfaction of their statutory minimum federal income tax obligations in connection with the vesting of restricted common shares of beneficial interest issued to such employees under the 2011 Plan.

On September 14, 2011, 3,000 restricted common shares of beneficial interest previously issued under the 2011 Plan were forfeited as a result of the recipient of the granted unvested common shares of beneficial interest leaving the Company.

On September 16, 2011, the Company acquired 534 common shares of beneficial interest that were surrendered by certain employees in satisfaction of their statutory minimum federal income tax obligations in connection with the vesting of restricted common shares of beneficial interest issued to such employees under the 2011 Plan.

On September 19, 2011, the Company’s Board of Trustees declared a cash dividend of $0.15 per common share of beneficial interest, payable on or about October 17, 2011 to shareholders of record as of September 30, 2011.

On September 30, the Company granted an aggregate of 3,132 fully vested common shares of beneficial interest to certain members of the Board of Trustees as part of their 2011 compensation.

Preferred Shares of Beneficial Interest

Under the declaration of trust of the Company, the total number of shares initially authorized for issuance was 10,000 preferred shares.  On May 5, 2011, the declaration of trust was amended to authorize the issuance of up to 50,000,000 preferred shares.  As of September 30, 2011 and December 31, 2010, respectively, there were no preferred shares of beneficial interest outstanding.

Noncontrolling Interest in Joint Venture

As of September 30, 2011, the Company consolidates DBT Met Hotel Venture, LP, a majority-owned limited partnership that has a third-party partner that owns a noncontrolling 5.0% ownership interest.  The third-party partnership interest is included in noncontrolling interest in joint venture on the balance sheet.

Noncontrolling Interest in Operating Partnership

The Company consolidates its Operating Partnership, a majority owned limited partnership that has a noncontrolling ownership interest and is included in noncontrolling interest in Operating Partnership on the balance sheet. As of September 30, 2011, the Operating Partnership had 107,194,067 OP units outstanding, of which 99.2% were owned by the Company and its subsidiaries and 0.8% were owned by other limited partners.

The outstanding OP units held by limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company.

Partners’ Capital

As of May 16, 2011, the Fund II partners had made aggregate capital contributions of approximately $726.2 million. In addition, $16.9 million of advisory fees, which reduce limited partner capital commitments, had been paid by the limited partners to the Fund II General Partner.  Accordingly, 100.0% of total capital commitments had been committed as of May 16, 2011.  As of May 16, 2011, Fund II had made distributions of approximately $162.0 million, in aggregate, including approximately $26.5 million of advisory fees distributed to the Fund II General Partner on behalf of the limited partners.  On May 16, 2011, Fund II was merged into the Company.

As of May 16, 2011, the Fund III partners had made aggregate capital contributions of approximately $917.3 million.  In addition, $50.1 million of advisory fees, which reduce limited partner capital commitments, had been paid by the limited partners to the Fund III General Partner.  Accordingly, 81.2% of total capital commitments had been deployed as of May 16, 2011.  As of May 16, 2011, Fund III had made no distributions, except for advisory fees (see Note 14). On May 16, 2011, Fund III was merged into the Company.

On May 16, 2011, in conjunction with the IPO, the partners of Fund II and Fund III received 73,605,951 common shares of beneficial interest, $0.01 par value per share, at $18.00 per share, for a total gross amount of $1,324.9 million, in exchange for their partnership interests in Fund II and Fund III.

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

Preferred Distributions

Fund II, through wholly-owned subsidiaries, made distributions to preferred unitholders semi-annually on June 30 and December 31 each year. As of May 16, 2011, an aggregate of approximately $0.1 million had been distributed or was payable to preferred unitholders. On May 16, 2011, in conjunction with the IPO, the Fund II unitholders interests in Fund II were redeemed.  The Company paid the unitholders the liquidation value of $250,000 plus accumulated and unpaid dividends of approximately $12,000 and a redemption premium of approximately $12,000.

Fund III, through wholly-owned subsidiaries, made distributions to preferred unitholders semi-annually on June 30 and December 31 each year.  As of May 16, 2011, an aggregate of approximately $0.1 million had been distributed or was payable to preferred unitholders. On May 16, 2011, in conjunction with the IPO, the Fund III unitholders interests in Fund III were redeemed.  The Company paid the unitholders the liquidation value of $250,000 plus accumulated and unpaid dividends of approximately $12,000 and a redemption premium of approximately $24,000.

10.       Equity Incentive Plan

The Company may issue equity-based awards to officers, employees, non-employee trustees and other eligible persons under the 2011 Plan. The 2011 Plan provides for a maximum of 5,000,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, unrestricted share awards, share units, dividend equivalent rights, long-term incentive units, other equity-based awards and cash bonus awards.  In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2011 Plan during any calendar year to any one individual is limited to 1,000,000 shares.   The exercise price of share options is determined by the Board of Trustees, but may not be less than 100% of the fair market value of the common shares on the date of grant.  For grantees that own greater than ten percent of the total combined voting power of all classes of outstanding voting securities of the Company, the exercise price of share options may not be less than 110% of the fair market value of the common shares on the date of grant.  The fair market value for all other types of share awards is determined by the closing price on the date of grant.  As of September 30, 2011, there were 3,876,736 common shares available for future grant under the 2011 Plan.

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

A summary of the non-vested shares as of September 30, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	—	$—
Granted	1,120,830	17.93
Vested	(73,771)	17.93
Forfeited	(3,000)	17.53
Unvested at September 30, 2011	1,044,059	$17.93

For the three and nine months ended September 30, 2011, the Company recognized approximately $1.3 million and $2.0 million, respectively, of share-based compensation expense related to these restricted share awards.  As of September 30, 2011, there was $18.1 million of total unrecognized compensation costs related to non-vested share awards.  As of September 30, 2011, these costs were expected to be primarily recognized over a weighted-average period of 3.6 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during both the three and nine months ended September 30, 2011 was approximately $1.3 million.

11.       Earnings per Common Share

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and nine months ended September 30, 2011, since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common shareholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.  The weighted average number of OP units held by the noncontrolling interest was 894,000 for both the three and nine months ended September 30, 2011.

For the three and nine months ended September 30, 2011, diluted weighted average common shares do not include the impact of unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the three and nine months ended September 30, 2011, there were 1,044,059 anti-dilutive compensation-related shares outstanding.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended,	For the nine months ended,
	September 30, 2011
Numerator:
Net income (loss) attributable to common shareholders before discontinued operations	$8,349	$(9,219)
Add: Income from discontinued operations	22,970	21,838
Net income attributable to common shareholders	31,319	12,619
Less: Dividends paid on unvested restricted shares	(157)	(247)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$31,162	$12,372

Denominator:
Weighted-average number of common shares - basic	105,228,305	89,316,830
Unvested restricted shares (1)	—	—
Weighted-average number of common shares - diluted	105,228,305	89,316,830

Net income (loss) per share attributable to common shareholders before discontinued operations - basic and diluted	$0.08	$(0.10)
Discontinued operations	0.22	0.24
Net income per share attributable to common shareholders - basic and diluted	$0.30	$0.14

(1) Anti-dilutive for all periods presented.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.  For the three months and nine months ended September 30, 2011, no earnings representing nonforfeitable dividends were allocated to the unvested restricted shares issued, because those shares were anti-dilutive for both periods.

12.       Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps and caps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive loss with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched.  The ineffective portion of all hedges is recognized in earnings in the current period.  As of both September 30, 2011 and December 31, 2010, approximately 25.0% of the Company’s borrowings were subject to variable rates, after taking into consideration the effect of interest rate swaps and caps.

As of September 30, 2011 and December 31, 2010, the Company has entered into the following interest rate swaps and caps (in thousands):

	Notional value at			Hedge		Fair value at
Hedge type	September 30, 2011		December 31, 2010	interest rate	Maturity	September 30, 2011	December 31, 2010
Swap-cash flow	$—		$28,269	3.09%	1/22/2011	$—	$(120)
Swap-cash flow	—		8,732	3.45%	4/30/2011	—	(114)
Interest rate cap	—		73,168	5.00%	6/9/2011	—	—
Interest rate cap	—	(1)	60,000	5.00%	7/15/2011	—	—
Interest rate cap	—		16,000	5.00%	7/15/2011	—	—
Interest rate cap	—		16,000	5.00%	7/15/2011	—	—
Swap-cash flow	—	(1)	11,418	3.33%	9/22/2011	—	(266)
Swap-cash flow	—		85,000	3.33%	9/22/2011	—	(2,095)
Interest rate cap	48,000		48,000	6.00%	4/9/2012	—	—
Interest rate cap	37,000		37,000	6.00%	4/9/2012	—	—
Interest rate cap	60,000		60,000	5.00%	6/29/2012	1	18
Interest rate cap	50,000		50,000	3.50%	12/23/2012	6	71
Swap-cash flow	150,000		150,000	1.15%	12/23/2012	(1,497)	(1,384)
Swap-cash flow	40,000		40,000	1.00%	10/6/2013	(471)	39
Swap-cash flow	31,000		31,000	1.00%	10/6/2013	(365)	31
	$416,000		$714,587			$(2,326)	$(3,820)

(1) Interest rate swap was terminated in conjunction with the IPO on May 16, 2011.

As of September 30, 2011 and December 31, 2010, there was approximately $2.3 million and $3.8 million, respectively, in unrealized losses included in accumulated other comprehensive loss, a component of shareholders’ equity, related to interest rate hedges that are effective in offsetting the variable cash flows.  For the three and nine months ended September 30, 2010 approximately $16,000 and $58,000, respectively, in unrealized gains were recognized in earnings related to hedges that were ineffective in offsetting variable cash flows.  There were no ineffective hedges during the three and nine months ended September 30, 2011.

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

•                  Investment in collateralized loans - Fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate. The fair value estimated at both September 30, 2011 and December 31, 2010 was $22.1 million.

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

•                  Fixed rate mortgage notes payable - The fair value estimated at September 30, 2011 and December 31, 2010 of $777.5 million and $796.5 million, respectively, is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms.

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

Recurring Fair Value Measurements:  The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 (in thousands).

	Fair Value at September 30, 2011
	Level 1	Level 2	Level 3	Total
Interest rate swap and cap liability	$—	$(2,326)	$—	$(2,326)
Total	$—	$(2,326)	$—	$(2,326)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2011, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company’s derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

14.       Advisory Fees

Pursuant to the terms of the Fund II LP Agreements, the Fund II General Partner was entitled to receive annual advisory fees directly from the limited partners in consideration for the Fund II General Partner providing and managing the day-to-day operations and expenditures of Fund II. Total advisory fees due to the Fund II General Partner from limited partners, including advisory fees due from the limited partners admitted during subsequent closes, for the three and nine months ended September 30, 2011, were approximately zero and $3.2 million, respectively and for the three and nine months ended September 30, 2010, were approximately $2.2 million and $6.5 million, respectively. As of September 30, 2011 and December 31, 2010, all advisory fees due had been paid by the limited partners.

Pursuant to the terms of the Fund III LP Agreements, the Fund III General Partner was entitled to receive annual advisory fees directly from the limited partners in consideration for the Fund III General Partner providing and managing the day-to-day operations and expenditures of Fund III.  Total advisory fees due to the Fund III General Partner from limited partners, including advisory fees due from the limited partners admitted during subsequent closes, for the three and nine months ended September 30, 2011, were approximately zero and $3.8 million, respectively and for the three and nine months ended September 30, 2010, were approximately $3.4 million and $10.3 million, respectively.  As of September 30, 2011 and December 31, 2010, all advisory fees due had been paid by the limited partners.

The combined consolidated financial statements of the Company reflect these advisory fees as contributions and distributions within the respective partner accounts.  As a result of the combination of RLJ Development with Fund II and Fund III and after elimination entries, the actual expenses associated with operating Fund II and Fund III have been reflected in these financial statements.  Upon completion of the IPO and related formation transactions, the advisory fee obligations of the limited partners ceased to exist.

15.       Related Party Transactions

The RLJ Predecessor paid monthly fees for management advisory services to the managing member of RLJ Development, which are included in general and administrative expense.  Such fees amounted to zero and $0.9 million for the three and nine months ended September 30, 2011, respectively and $0.5 million and $1.7 million for the three and nine months ended September 30, 2010, respectively.  Upon completion of the IPO and related formation transactions, the management fee obligation of the RLJ Predecessor ceased to exist.

RLJ Companies LLC and its affiliates, a related party, periodically provide services or pay certain amounts on the Company’s behalf. At September 30, 2011 and December 31, 2010, there was approximately $35,000 and $0.1 million due to RLJ Companies, LLC, which was included in accounts payable and accrued expenses.

The RLJ Predecessor paid certain costs on behalf of RLJ Development (Mexico), LLC, a related party through common-ownership, and RLJ Development (Mexico), LLC paid for certain amounts on the RLJ Predecessor’s behalf.  At December

31, 2010, the amounts due from RLJ Development (Mexico), LLC were $0.7 million which were included in prepaid and other assets.  The Company did not have any amount due from or payable to RLJ Development (Mexico), LLC at September 30, 2011.

For the three and nine months ended September 30, 2011, the Company made charitable contributions to various foundations and charitable organizations totaling $27,000 and $0.2 million, respectively, which are included in general and administrative expense. For the three and nine months ended September 30, 2011, zero and $25,000 respectively, of these charitable contributions were directed by related parties.  For the three and nine months ended September 30, 2010, the Company made charitable contributions to various foundations and charitable organizations totaling $0.1 million and $0.3 million, respectively, which are included in general and administrative expense. For the three and nine months ended September 30, 2010, $5,000 and $55,000, respectively, of these contributions were directed by related parties.

16.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2011	2010

Interest paid	$71,995	$63,575

Income taxes paid	$1,799	$(178)

Supplemental investing and financing transactions:
In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$204,588	$310,409
Accounts receivable	457	118
Other assets	862	1,344
Advance deposits	(368)	(624)
Accounts payable and accrued expenses	(2,209)	(1,038)
Application of purchase deposit	(8,500)	—
Acquisition of hotel properties	$194,830	$310,209

In conjunction with the hotel disposals, the Company disposed of the following assets and liabilities:
Sale of real estate	$(31,534)	$(49,406)
Other assets	(8,006)	—
Other liabilities	5,056	—
Gain on sale of property	—	(23,711)
Gain on extinguishment of indebtedness	(23,516)	—
Forgiveness of indebtedness	58,000	—
Disposition of hotel properties	$—	$(73,117)
Supplemental non-cash transactions:
Change in fair market value of interest rate swaps	$1,494	$10,745

Distributions payable	$16,079	$—

Preferred distributions payable	$47	$16

17.       Subsequent Events

On October 14, 2011, the Company paid a dividend of $0.15 per common share of beneficial interest to shareholders of record at September 30, 2011.

On October 21, 2011, the Company, through wholly-owned subsidiaries, entered into five separate first mortgage non-recourse loans, which resulted in aggregate proceeds to the Company $142.0 million. Each loan is collateralized by a hotel property.  The mortgage loans have an initial term of three years and bear interest at LIBOR plus 3.60%. The Company utilized $140.0 million of the proceeds from these new loans to fully repay the Company’s unsecured term loan (See Note 6).

On October 27, 2011, the Company, through wholly-owned subsidiaries, acquired a 100% interest in the 176-room Courtyard Charleston Historic District for a purchase price of approximately $42.0 million.  The hotel is located in Charleston, South Carolina.  Noble Management Group was engaged to manage the hotel.

In November, 2011, the Company elected to cease the subsidization of debt service on the mortgage loans secured by the Courtyard Goshen and Springhill Suites Southfield.  As of September 30, 2011, the principal balance outstanding was $5.6 million and $5.0 million, respectively.  The loans mature in July 2016 and May 2015, respectively.  The Company will work with the lenders to negotiate a deed in lieu of foreclosure process.

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

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements within the meaning Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, cash flows, earnings before interest, tax, depreciation and amortization (“EBITDA”), funds from operations (“FFO”) and plans and objectives or the current or future state of the lodging industry.  These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions.   Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from offerings of our debt or equity securities, our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates.  Given these uncertainties, undue reliance should not be placed on such statements.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.  We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the prospectus relating to our IPO.

Overview

We are a self-advised and self-administered Maryland real estate investment trust, which invests primarily in premium-branded, focused-service and compact full-service hotels. As of September 30, 2011, we owned 140 hotels in 19 states and the District of Columbia comprising 20,488 rooms. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in urban and dense suburban markets that we believe generally exhibit multiple demand generators and high barriers to entry.

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

We recognize the challenging geopolitical environment and the possibility that the current economic recovery might not be as robust as anticipated or that economic conditions could deteriorate.  However, with expected growth in lodging supply expected to be below historical averages for the next few years and corporate profits rising, we currently do not anticipate any significant slowdown in lodging fundamentals.  Accordingly, we remain cautiously optimistic that we are in the midst of a multiyear lodging recovery.

Furthermore, we believe that attractive acquisition opportunities that meet our investment profile remain available in the market.  We believe our expected access to capital (including availability under our revolving credit facility) along with our senior management team’s experience, extensive industry relationships and asset management expertise, will enable us to compete effectively for such acquisitions and enable us to generate additional internal and external growth.

Our Customers

Substantially all of our hotels consist of premium-branded focused-service and compact full-service hotels. As a result of this property profile, the majority of our customers are transient in nature. Transient business typically represents individual business or leisure travelers. The majority of our hotels are located in the business districts and suburban markets of major metropolitan areas. Accordingly, business travelers represent the majority of the transient demand at our hotels. As a result, macroeconomic factors impacting business travel have a greater effect on our business than factors impacting leisure travel.

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

Investment in Hotel Properties

Hotel acquisitions consist almost exclusively of land, land improvements, buildings, furniture, fixtures and equipment and inventory. We record the purchase price among these asset classes based on their respective fair values. When we acquire hotels, we acquire them for use. Generally, we do not acquire any significant in-place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when hotels are acquired. The only intangible assets acquired through September 30, 2011 consist of favorable tenant lease agreements and miscellaneous operating agreements, which are short-term in nature and at market rates. In conjunction with the acquisition of a hotel, we typically negotiate new franchise and management agreements with the selected brand and manager.

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

Results of Operations

At September 30, 2011 and 2010, we owned 140 and 121 hotels respectively (excluding seven hotels carried as discontinued operations in all periods presented).  All hotels owned during these periods, excluding discontinued operations, have been included in our results of operations during those respective periods or since their date of acquisition.

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010

Net income from continuing operations for the three months ended September 30, 2011 was $8.7 million compared to a net loss from continuing operations of $7.9 million for the three months ended September 30, 2010, representing an increase of $16.6 million. This improved performance was primarily due to a $60.8 million, or 44.6%, increase in total revenue (including $50.6 million attributable to hotels acquired during the periods), partially offset by a $41.7 million, or 33.3%, increase in operating expenses (including $32.3 million attributable to hotels acquired during the periods), and a decrease in interest income of $2.3 million, which was primarily the result of interest income related to our investment in two mortgage loans secured by hotels, which were brought current during the quarter ended September 30, 2010.

	For the three months ended September 30,
	2011	2010	$ change	% change
Revenue
Hotel operating revenue
Room revenue	$172,589	$119,134	$53,455	44.9%
Food and beverage revenue	19,497	13,870	5,627	40.6%
Other operating department revenue	5,165	3,448	1,717	49.8%
Total revenue	197,251	136,452	60,799	44.6%

Expense
Hotel operating expense
Room	39,012	25,304	13,708	54.2%
Food and beverage	13,479	9,443	4,036	42.7%
Management fees	6,755	4,828	1,927	39.9%
Other hotel expenses	59,559	41,532	18,027	43.4%
Total hotel operating expense	118,805	81,107	37,698	46.5%

Depreciation and amortization	29,026	24,422	4,604	18.9%
Property tax, insurance and other	12,463	9,677	2,786	28.8%
General and administrative	6,329	4,647	1,682	36.2%
Transaction and pursuit costs	282	5,455	(5,173)	(94.8)%
IPO Costs	89	—	89	0.0%
Total operating expense	166,994	125,308	41,686	33.3%
Operating income	30,257	11,144	19,113	171.5%
Other income	518	177	341	192.7%
Interest income	424	2,730	(2,306)	(84.5)%
Interest expense	(21,664)	(21,580)	(84)	0.4%

Income (Loss) from continuing operations before income taxes	9,535	(7,529)	17,064	(226.6)%

Income tax expense	(858)	(382)	(476)	124.6%
Income (Loss) from continuing operations	8,677	(7,911)	16,588	(209.7)%

Income (loss) from discontinued operations	22,970	(619)	23,589	(3810.8)%

Net income (loss)	31,647	(8,530)	40,177	(471.0)%

Net income attributable to non-controlling interests
Noncontrolling interest in joint venture	(22)	—	(22)	0.0%
Noncontrolling interest in common units of Operating Partnership	(306)	—	(306)	0.0%

Net income (loss) attributable to the Company	31,319	(8,530)	39,849	(467.2)%

Distributions to preferred unitholders	—	(16)	16	(100.0)%

Net income (loss) attributable to common shareholders	$31,319	$(8,546)	$39,865	(466.5)%

Revenue

Total revenue increased $60.8 million, or 44.6%, to $197.3 million for the three months ended September 30, 2011 from $136.5 million for the three months ended September 30, 2010. The increase was a result of $50.6 million in revenue attributable to nine hotels that were acquired in 2011 and fifteen hotels that were acquired in 2010 and the effects of improving economic conditions as demonstrated by a 7.9% increase in RevPAR for properties held during the entirety of both periods.

The following are the key hotel operating statistics for hotels owned at September 30, 2011 and 2010, respectively, for our ownership period:

	For the three months ended September 30,
	2011	2010	% Change
Number of hotels (at end of period)	140	121	15.7%
Occupancy %	75.2%	72.1%	4.4%
ADR	$122.75	$110.22	11.4%
RevPAR	$92.37	$79.45	16.3%

Portfolio RevPAR increased to $92.37 from $79.45, a 16.3% increase.  For the 120 properties owned for the entirety of both periods, RevPAR increased 7.9% and was driven by a 4.2% increase in occupancy and a 3.5% increase in ADR.  The addition of new hotels to the portfolio drove occupancy up by 0.3% and ADR by $8.82 for a total RevPAR impact of $6.94.

Room Revenue

Our portfolio consists primarily of premium-branded focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $53.5 million, or 44.9%, to $172.6 million for the three months ended September 30, 2011 from $119.1 million for the three months ended September 30, 2010.  This increase was primarily a result of $44.0 million of room revenue from hotels acquired during the periods.  The remaining increase was the result of a 7.9% RevPAR growth at properties owned for the entirety of both periods.

Food and Beverage Revenue

Food and beverage revenue increased $5.6 million, or 40.6%, to $19.5 million for the three months ended September 30, 2011 from $13.9 million for the three months ended September 30, 2010. The increase includes $4.9 million in food and beverage revenue arising from hotels acquired during the periods.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources, increased $1.7 million, or 49.8%, to $5.2 million for the three months ended September 30, 2011 from $3.4 million for the three months ended September 30, 2010 primarily due to hotels acquired during the periods.

Hotel Operating Expense

Hotel operating expense increased $37.7 million, or 46.5%, to $118.8 million for the three months ended September 30, 2011 from $81.1 million for the three months ended September 30, 2010. This increase includes $32.3 million in hotel operating expense attributed to hotels acquired during the periods. The remaining increase was primarily attributable to variable costs associated with increases in business activity.

Depreciation and Amortization

Depreciation and amortization expense increased $4.6 million, or 18.9%, to $29.0 million for the three months ended September 30, 2011 from $24.4 million for the three months ended September 30, 2010. The increase reflects a $6.5 million increase in depreciation and amortization expense attributable to hotels acquired during the periods.  The remaining decrease is the net impact of declines in depreciation expense due to assets being fully depreciated less any increases in depreciation expense due to capital expenditures.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $2.8 million, or 28.8%, to $12.5 million for the three months ended September 30, 2011 from $9.7 million for the three months ended September 30, 2010.  The increase includes $3.4 million in property tax, insurance and other expense attributable to hotels acquired during the periods.

General and Administrative

General and administrative expense increased $1.7 million, or 36.2%, to $6.3 million for the three months ended September 30, 2011 from $4.6 million for the three months ended September 30, 2010.  The increase in general and administrative expense is primarily attributable to an increase in accrued bonuses of $0.6 million, amortization of restricted share awards of $1.3 million and $0.2 million of legal fees, partially offset by a decrease in professional fees of $0.1 million and management advisory fee of $0.6 million.

Transaction and Pursuit costs

Transaction and pursuit costs decreased $5.2 million to $0.3 million for the three months ended September 30, 2011 from $5.5 million for the three months ended September 30, 2010. There were no acquisitions during the three months ended September 30, 2011 compared to two acquisitions during the three months ended September 30, 2010, which resulted in transaction costs of $4.9 million.  There were approximately $0.1 million of costs incurred during the three months ended September 30, 2011 related to the finalization of transactions that were consummated in the fourth quarter of 2011.  There was a net decrease of approximately $0.4 million of costs associated with unsuccessful acquisition efforts during the periods.

Interest Income

Interest income decreased $2.3 million to $0.4 million for the three months ended September 30, 2011 from $2.7 million for the three months ended September 30, 2010. This decrease was primarily due to a $2.2 million decline in interest income from our investment in two mortgage loans secured by hotels between the two periods which were brought current during the three months ended September 30, 2010.

Interest Expense

Interest expense increased $0.1 million, or 0.4%, to $21.7 million for the three months ended September 30, 2011 from $21.6 million for the three months ended September 30, 2010. Interest expense increased as a result of $4.4 million in additional interest expense arising from debt incurred related to hotel acquisitions during the periods, $1.9 million of interest expense related to borrowings on the $140.0 million term loan, an increase in deferred financing fee amortization of $0.4 million and an increase in unused fee incurred on the $300.0 million line of credit of $0.3 million.  The offsetting decrease was primarily due to the expiration of unfavorable interest rate hedges resulting in a decrease in expense of $1.9 million and a decrease in interest of $4.5 million due to the payoff of variable rate indebtedness.

Income Taxes

As part of its corporate structure, the Company owns TRSs that are subject to federal and state income taxes.  The TRSs’ effective tax rates were 37.07% and 0.0% for the three months ended September 30, 2011 and September 30, 2010, respectively.  The change in rate is primarily due to recent acquisitions generating income affecting both the Company’s federal income tax rate and state apportionment factor.  The Company recorded tax expense of $0.9 million and $0.4 million for the three months ended September 30, 2011 and September 30, 2010, respectively, primarily as a result of state taxes based on revenues.

Income from Discontinued Operations

Net income from discontinued operations increased $23.6 million to $23.0 million for the three months ended September 30, 2011 from a loss of $0.6 million for the three months ended September 30, 2010. The increase in net income from discontinued operations arose from the August 5, 2011 transfer of title to the New York LaGuardia Airport Marriott to the former lenders pursuant to a deed in lieu of foreclosure arrangement.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

Net loss from continuing operations for the nine months ended September 30, 2011 was $8.9 million compared to a net loss from continuing operations of $31.1 million for the nine months ended September 30, 2010, representing a decrease of $22.2 million. This improved performance was primarily due to a $190.9 million, or 50.4%, increase in total revenue (including $164.5 million attributable to hotels acquired during the periods), partially offset by a $156.1 million, or 44.9%, increase in operating expenses (including $103.1 million attributable to hotels acquired during the periods and nonrecurring IPO costs of $10.3 million), an increase in interest expense of $10.7 million, which was primarily the result of additional indebtedness incurred related to hotel acquisitions during the nine months ended September 30, 2011 as compared to the same period in the prior year and a decrease in interest income of $1.6 million, which was primarily the result of interest income related to our investment in loans which were brought current during the nine months ended September 30, 2010.

	For the nine months ended September 30,
	2011	2010	$ change	% change
Revenue
Hotel operating revenue
Room revenue	$495,217	$327,672	$167,545	51.1%
Food and beverage revenue	59,664	41,749	17,915	42.9%
Other operating department revenue	14,810	9,394	5,416	57.7%
Total revenue	569,691	378,815	190,876	50.4%

Expense
Hotel operating expense
Room	110,753	70,278	40,475	57.6%
Food and beverage	41,767	28,016	13,751	49.1%
Management fees	19,519	13,497	6,022	44.6%
Other hotel expenses	172,744	115,948	56,796	49.0%
Total hotel operating expense	344,783	227,739	117,044	51.4%

Depreciation and amortization	91,479	70,465	21,014	29.8%
Property tax, insurance and other	35,951	27,417	8,534	31.1%
General and administrative	17,504	14,547	2,957	20.3%
Transaction and pursuit costs	3,614	7,438	(3,824)	(51.4)%
IPO Costs	10,333	—	10,333	0.0%
Total operating expense	503,664	347,606	156,058	44.9%
Operating income	66,027	31,209	34,818	111.6%
Other income	742	411	331	80.5%
Interest income	1,264	2,889	(1,625)	(56.2)%
Interest expense	(75,415)	(64,760)	(10,655)	16.5%

Income (Loss) from continuing operations before income taxes	(7,382)	(30,251)	22,869	(75.6)%

Income tax expense	(1,546)	(898)	(648)	72.2%
Income (Loss) from continuing operations	(8,928)	(31,149)	22,221	(71.3)%

Income (loss) from discontinued operations	21,838	19,034	2,804	14.7%

Net income (loss)	12,910	(12,115)	25,025	(206.6)%

Net loss (income) attributable to non-controlling interests
Noncontrolling interest in joint venture	55	—	55	0.0%
Noncontrolling interest in common units of Operating Partnership	(285)	—	(285)	0.0%

Net income (loss) attributable to the Company	12,680	(12,115)	24,795	(204.7)%

Distributions to preferred unitholders	(61)	(48)	(13)	27.1%

Net income (loss) attributable to common shareholders	$12,619	$(12,163)	$24,782	(203.7)%

Revenue

Total revenue increased $190.9 million, or 50.4%, to $569.7 million for the nine months ended September 30, 2011 from $378.8 million for the nine months ended September 30, 2010. The increase was a result of $164.5 million in revenue attributable to nine hotels that were acquired in 2011 and fifteen hotels that were acquired in 2010 and the effects of improving economic conditions as demonstrated by an 8.0% increase in RevPAR for properties held during the entirety of both periods.

The following are the key hotel operating statistics for hotels owned at September 30, 2011 and 2010, respectively, for our ownership period:

	For the nine months ended September 30,
	2011	2010	% Change
Number of hotels (at end of period)	140	121	15.7%
Occupancy %	73.2%	69.2%	5.8%
ADR	$123.28	$109.64	12.4%
RevPAR	$90.24	$75.84	19.0%

Portfolio RevPAR increased to $90.24 from $75.84, a 19.0% increase.  For the 116 properties owned for the entirety of both periods, RevPAR increased 8.0% and was driven by a 4.0% increase in occupancy and a 3.8% increase in ADR.  The addition of new hotels to the portfolio drove occupancy up by 1.2% and ADR by $10.22 for a total RevPAR impact of $8.85.

Room Revenue

Our portfolio consists primarily of premium-branded focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $167.5 million, or 51.1%, to $495.2 million for the nine months ended September 30, 2011 from $327.7 million for the nine months ended September 30, 2010.  This increase was primarily a result of $142.2 million of room revenue from hotels acquired during the periods.  The remaining amount came from an 8.0% RevPAR growth in properties owned for the entirety of both periods.

Food and Beverage Revenue

Food and beverage revenue increased $17.9 million, or 42.9%, to $59.7 million for the nine months ended September 30, 2011 from $41.7 million for the nine months ended September 30, 2010. The increase includes $16.7 million in food and beverage revenue arising from hotels acquired during the periods.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources, increased $5.4 million, or 57.7%, to $14.8 million for the nine months ended September 30, 2011 from $9.4 million for the nine months ended September 30, 2010 primarily due to hotels acquired during the periods.

Hotel Operating Expense

Hotel operating expense increased $117.0 million, or 51.4%, to $344.8 million for the nine months ended September 30, 2011 from $227.7 million for the nine months ended September 30, 2010. This increase includes $103.1 million in hotel operating expense attributable to hotels acquired during the periods. The remaining increase was primarily attributable to variable costs associated with increases in business activity.

Depreciation and Amortization

Depreciation and amortization expense increased $21.0 million, or 29.8%, to $91.5 million for the nine months ended September 30, 2011 from $70.5 million for the nine months ended September 30, 2010. The increase reflects a $22.1 million increase in depreciation and amortization expense attributable to hotels acquired during the periods.  The remaining decrease is the net impact of declines in depreciation expense due to assets being fully depreciated less any increases in depreciation expense due to capital expenditures.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $8.5 million, or 31.1%, to $36.0 million for the nine months ended September 30, 2011 from $27.4 million for the nine months ended September 30, 2010.  The increase includes $10.1 million in property tax, insurance and other expense attributable to hotels acquired during the periods.

General and Administrative

General and administrative expense increased $3.0 million, or 20.3%, to $17.5 million for the nine months ended September 30, 2011 from $14.5 million for the nine months ended September 30, 2010.  The increase in general and administrative expense is primarily attributable to an increase in accrued bonuses of $1.9 million, amortization of restricted share awards of $1.9 million and an increase in professional fees of $0.2 million, offset by a decrease in legal fees of $0.7 million.

Transaction and Pursuit costs

Transaction and pursuit costs decreased $3.8 million to $3.6 million for the nine months ended September 30, 2011 from $7.4 million for the nine months ended September 30, 2010. There were nine acquisitions during the nine months ended September 30, 2011 resulting in transaction costs of $3.4 million for the period compared to five acquisitions during the nine months ended September 30, 2010 resulting in transaction costs of $6.6 million.  The period-over-period increase in transaction costs was partially offset by a net decrease of $0.7 million of costs associated with unsuccessful acquisition efforts during the periods.

IPO Costs

In connection with the IPO and related formation transactions, for the nine months ended September 30, 2011, we incurred $10.3 million in non-recurring expenses for the transfer and assumption of indebtedness and other contractual obligations of the RLJ Predecessor.

Interest Income

Interest income decreased $1.6 million to $1.3 million for the nine months ended September 30, 2011 from $2.9 million for the nine months ended September 30, 2010. This decrease was primarily due to a $1.4 million decline in interest income from our investment in two mortgage loans secured by hotels between the two periods which were brought current during the nine months ended September 30, 2010.

Interest Expense

Interest expense increased $10.7 million, or 16.5%, to $75.4 million for the nine months ended September 30, 2011 from $64.8 million for the nine months ended September 30, 2010. Interest expense increased as a result of $13.2 million in additional interest expense arising from debt incurred related to hotel acquisitions during the periods, $2.9 million of expenses related to the payoff of variable rate indebtedness, $5.1 million of interest expense related to borrowings on the term loan, an increase in deferred financing fee amortization of $1.1 million and an increase in unused fee incurred on the $300.0 million line of credit of $0.3 million.  The offsetting decrease was primarily due to the expiration of unfavorable interest rate hedges resulting in a decrease in interest expense of $8.0 million and a decrease in interest expense of $4.3 million due to the payoff of variable rate indebtedness.

Income Taxes

As part of its corporate structure, the Company owns TRSs that are subject to federal and state income taxes.  The TRSs’ effective tax rates were 37.07% and 0.0% for the nine months ended September 30, 2011 and September 30, 2010, respectively.  The change in rate is primarily due to recent acquisitions generating income affecting both the Company’s federal income tax rate and state apportionment factor.  The Company recorded tax expense of $1.5 million and $0.9 million for the nine months ended September 30, 2011 and September 30, 2010, respectively, primarily as a result of state taxes based on revenues.

Income from Discontinued Operations

Net income from discontinued operations increased $2.8 million, or 14.7% to $21.8 million for the nine months ended September 30, 2011 from $19.0 million for the nine months ended September 30, 2010. The increase in net income from discontinued operations arose from the August 5, 2011 transfer of title to the New York LaGuardia Airport Marriott to the former lenders pursuant to a deed in lieu of foreclosure arrangement.

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

Funds From Operations

We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, (“NAREIT”), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization, and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations. We believe that the presentation of FFO provides useful information to investors regarding our operating performance by excluding the effect of depreciation and amortization, gains or losses from sales for real estate, extraordinary items and the portion of items related to unconsolidated entities, all of which are based on historical cost accounting, and that FFO can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. Additionally, FFO may not be helpful when comparing us to non-REITs.  We present FFO attributable to common shareholders, which includes our OP units, because our OP units are redeemable for common shares of beneficial interest.  We believe it is meaningful for the investor to understand FFO attributable to all common shares of beneficial interest and OP units.

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

The following is a reconciliation of our GAAP net income (loss) to FFO and Adjusted FFO for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$31,647	$(8,530)	$12,910	$(12,115)
Depreciation and amortization	29,026	24,422	91,479	70,465
Distributions to preferred unitholders	—	(16)	(61)	(48)
(Income) loss from discontinued operations	(22,970)	619	(21,838)	(19,034)
Noncontrolling interest in joint venture	(22)		55
FFO	37,681	16,495	82,545	39,268

Transaction and pursuit costs	282	5,455	3,614	7,438
IPO costs (1)	89	—	10,333	—
Amortization of share based compensation	1,322	—	1,962	—
Nonrecurring expenses (2)(3)	—	782	5,665	2,345
Adjusted FFO	$39,374	$22,732	$104,119	$49,051

(1)  Includes nonrecurring expenses for the transfer and assumption of indebtedness and other contractual obligations of the RLJ Predecessor.

(2)  Includes zero and $4.3 million, for the three and nine months ended September 30, 2011, respectively, of incremental interest expense related to the accelerated payoff of mortgage indebtedness.

(3)  Includes zero and $1.4 million, for the three and nine months ended September 30, 2011 and $0.8 million and $2.3 million for the three and nine months ended September 30, 2010 of certain general and administrative expenses of the RLJ Predecessor.

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

We further adjust EBITDA for certain additional items such as discontinued operations, hotel transaction and pursuit costs, the amortization of share based compensation and other nonrecurring expenses that were the result of the IPO and related formation transactions. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.  We present EBITDA attributable to common shareholders, which includes our OP units, because our OP units are redeemable for common shares of beneficial interest.  We believe it is meaningful for the investor to understand EBITDA attributable to all common shares of beneficial interest and OP units.

The following is a reconciliation of our GAAP net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$31,647	$(8,530)	$12,910	$(12,115)
Depreciation and amortization	29,026	24,422	91,479	70,465
Distributions to preferred unitholders	—	(16)	(61)	(48)
Interest expense, net (1)(2)	21,651	21,468	75,371	64,489
Income tax expense	858	382	1,546	898
Noncontrolling interest in joint venture	(22)	—	55	—
EBITDA	83,160	37,726	181,300	123,689

Transaction and pursuit costs	282	5,455	3,614	7,438
IPO Costs (2)	89	—	10,333	—
(Income) loss from discontinued operations	(22,970)	619	(21,838)	(19,034)
Amortization of share based compensation	1,322	—	1,962	—
Nonrecurring expenses (3)	—	782	1,363	2,345
Adjusted EBITDA	$61,883	$44,582	$176,734	$114,438

(1)  Excludes amounts attributable to investment in loans of $411 and $1.2 million for the three and nine months ended September 30, 2011 and $2.6 million for both the three and nine months ended September 30, 2010, respectively.

(2)  Includes nonrecurring expenses for the transfer and assumption of indebtedness and other contractual obligations of the RLJ Predecessor.

(3)  Includes zero and $1.4 million, for the three and nine months ended September 30, 2011 and $0.8 million and $2.3 million for the three and nine months ended September 30, 2010 of certain general and administrative expenses of the RLJ Predecessor.

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

Credit Facility

We, through the Operating Partnership, have an unsecured revolving credit facility that provides for maximum borrowings of up to $300.0 million.  The credit facility requires that a group of no less than fifteen of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The credit facility contains certain financial covenants relating to maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists, under the terms of the credit facility, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status. The credit facility matures on June 20, 2014 and may be extended for an additional year, at our option.

Borrowings under the credit facility bear interest at variable rates equal to the LIBOR plus an applicable margin.  The margin ranges from 2.25% to 3.25%, depending on our leverage ratio, as calculated under the terms of the credit facility.  We incur an unused facility fee of between 0.30% and 0.40%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of outstanding borrowings.

We did not incur any interest expense on the credit facility for the three or nine months ended September 30, 2011. For both the three and nine months ended September 30, 2011, the Company incurred an unused commitment fee of approximately $307,000 and $343,000, respectively.  There were no borrowings outstanding under the revolving credit facility at September 30, 2011.

Term Loan

On January 14, 2011, we entered into a $140.0 million unsecured term loan.  Fund III agreed to maintain an unencumbered asset pool of ten hotel properties during the term of the term loan.   The term loan contains certain financial covenants related to maximum leverage ratio, minimum fixed charge coverage ratio and minimum net worth.  The term loan has an original maturity date of September 30, 2011 and bears interest at LIBOR plus 4.25%, with a LIBOR floor of 1.00%.  We have the option to extend the term loan for two additional six-month periods subject to our prior satisfaction of certain conditions, including compliance with certain financial covenants and advance notice of our intention to exercise the extension.  As of September 30, 2011, we were in compliance with all of the financial covenants.   On September 30, 2011, the Company amended the term loan to extend the maturity date to November 15, 2011, with one extension to December 31, 2011, at the Company’s option. On October 21, 2011, the term loan was fully repaid.

Sources and Uses of Cash

As of September 30, 2011, we had $368.5 million of cash and cash equivalents compared to $267.5 million at December 31, 2010.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $90.6 million for the nine months ended September 30, 2011. Net income of $12.9 million was due in significant part to non-cash expenses, including $91.5 million of depreciation, $4.8 million of amortization of deferred financing costs, $0.8 million of amortization of deferred management fees and $2.0 million of amortization of share based compensation.  In addition, there was a gain on the extinguishment of indebtedness of $23.5 million and changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $2.3 million.

Net cash flow provided by operating activities totaled $47.0 million for the nine months ended September 30, 2010.  Net loss of $12.1 million was due in significant part to non-cash expenses, including $73.3 million of depreciation and $2.3 million of amortization of deferred financing fees, partially offset by a $23.7 million gain on the sale of six hotels.  Changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $6.5 million.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $265.8 million for nine months ended September 30, 2011 primarily due to $194.8 million used for the purchase of nine hotels, $52.0 million in improvements and additions to hotels, and the net funding of restricted cash reserves of $19.1 million.

Net cash flow used in investing activities totaled $250.0 million for the nine months ended September 30, 2010 primarily due to $310.2 million used for the purchase of five hotels, $8.5 million in improvements and additions to hotels, and the net funding of restricted cash reserves of $9.8 million, partially offset by $73.1 million of proceeds from the sale of six hotels.

Cash flows from Financing Activities

Net cash flow provided by financing activities totaled $276.3 million for nine months ended September 30, 2011 primarily due to $568.7 of proceeds from the issuance and sale of common shares of beneficial interest, $140.0 million in proceeds from the term loan and $126.7 million in net contributions from partners.  This was offset by $486.3 million of mortgage loan repayments, $39.4 million paid for offering costs related to the issuance and sale of common shares of beneficial interest, $16.3 million of partners’ distributions, $8.6 million in payment of distributions to shareholders and unitholders, $4.1 million paid for deferred financing fees, $3.1 million in payment of member distributions, $0.5 million of payments for the redemption of preferred units, a $0.5 million distribution related to the joint venture noncontrolling interest and $0.3 million of shares acquired to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares of beneficial interest issued to such employees under our 2011 Equity Incentive Plan.

Net cash flow provided by financing activities totaled $211.9 million for nine months ended September 30, 2010 primarily due to $383.5 million of borrowings on the RLJ Predecessor credit facility, $60.0 million of proceeds related to mortgage indebtedness and $295.9 million of contributions from partners.  These cash inflows were offset by $399.9 million of repayments under the RLJ Predecessor credit facility, $71.7 million of mortgage loan repayments, $23.2 million in payment of partners’ distributions, $28.5 million in payment of member distributions and $4.1 million paid for deferred financing fees.

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

From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. In addition, often upon acquisition of a hotel we are required to complete a property improvement plan in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserves. To the extent that the FF&E reserves are not available or adequate to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with cash and cash equivalents on hand, our three-year, $300 million unsecured credit facility and other sources of available liquidity.

In 2011, the Company authorized renovation projects totaling $115 million. The 2011 capital improvement program is largely focused on upgrading and/or repositioning 24 hotels acquired in 2010 and 2011, including seven brand conversions. The balance of the renovations will include brand related upgrades at other select hotels.

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 2.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2011, approximately $50.6 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2011, we had approximately $556.0 million of total variable debt outstanding (or 41.4% of total indebtedness) with a weighted average interest rate of 5.10% per annum.  If market rates of interest on our variable rate debt outstanding as of September 30, 2011 were to increase by 1.00%, or 100 basis points, interest expense would  decrease future earnings and cash flows by approximately $1.9 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including mortgage obligations and the term loan. For debt obligations outstanding as of September 30, 2011, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$201,371	$585,446	$786,817
Weighted average interest rate	—	—	—	—	5.56%	6.29%	6.11%

Variable rate debt	$140,000	$85,000	$331,000	$—	$—	$—	$556,000
Weighted average interest rate	5.25%	2.13%	5.79%	—	—	—	5.10%

Total	$140,000	$85,000	$331,000	$—	$201,371	$585,446	$1,342,817

The foregoing table reflects indebtedness outstanding as of September 30, 2011 and does not consider indebtedness, if any, incurred or repaid after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our combined consolidated financial statements.  If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. As of September 30, 2011, the estimated fair value of our fixed rate debt was $777.5 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2011 that were not registered under the Securities Act of 1933, as amended.

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

The proceeds to us from the IPO were approximately $464.1 million, net of the underwriters’ discount of approximately $30.9 million.  The net proceeds from the IPO were contributed to the Operating Partnership in exchange for 99.1% of the OP units in our Operating Partnership.  The Company used all of the net proceeds from the IPO and cash on hand to repay approximately $472.6 million of secured indebtedness.

On June 3, 2011, we sold 4,095,000 common shares in connection with the Overallotment for gross proceeds of approximately $73.7 million.  The proceeds to us from the Overallotment were approximately $69.1 million, net of the underwriters’ discount of approximately $4.6 million.  As of September 30, 2011, the Company holds all of the net proceeds from the sale of shares upon exercise of the underwriters’ overallotment option as cash, to be used for working capital purposes or to invest in short-term, interest-bearing, investment-grade securities, and money market accounts that are consistent with our intention to qualify as a REIT.

Issuer Purchases of Equity Securities

We do not have a share repurchase program.  However, during the quarter ended September 30, 2011, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2011 Equity Incentive Plan.  In addition, in connection with our formation and initial capitalization, on January 31, we issued 500 of our common shares to each of Robert L. Johnson, our Executive Chairman, and Thomas J. Baltimore, Jr., our President and Chief Executive

Officer, for $1.00 per share. On August 19, 2011, we repurchased for $1.00 per share each of the common shares issued to Messrs. Johnson and Baltimore in connection with our formation and initial capitalization.    The following table summarizes all of these repurchases during the quarter ended September 30, 2011:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2011 through July 31, 2011	—	N/A		N/A	N/A
August 1, 2011 through August 31, 2011	24,614	13.72	(1)	N/A	N/A
September 1, 2011 through September 30, 2011	534	13.62	(2)	N/A	N/A
Total during quarter ended September 30, 2011	25,148	13.72	(3)	N/A	N/A

(1)   The number of shares purchased represents (i) 23,614 common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2011 Equity Incentive Plan and (ii) an aggregate of 1,000 common shares repurchased from Messrs. Johnson and Baltimore at $1.00 per share. With respect to the 23,614 common shares surrendered by certain of our employees, the price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal income tax amounts (i.e., the date that the restricted common shares vested). We did not pay any cash consideration to repurchase these shares.

(2)   The number of shares purchased represents 534 common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2011 Equity Incentive Plan . With respect to the 534 common shares surrendered by certain of our employees, the price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal income tax amounts (i.e., the date that the restricted common shares vested). We did not pay any cash consideration to repurchase these shares.

(3)   The weighted average price paid per share during the period was $13.72.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Combined Consolidated Balance Sheets at September 30, 2011, and December 31, 2010, respectively, for RLJ Lodging Trust; (ii) the Combined Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, respectively, for RLJ Lodging Trust; (iii) the Combined Consolidated Statements of Changes in Equity and Comprehensive Loss for the nine months ended September 30, 2011 and September 30, 2010, respectively, for RLJ Lodging Trust and (iv) the Combined Consolidated Statements of Cash Flows for nine months ended September 30, 2011 and September 30, 2010, respectively, for RLJ Lodging Trust. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ LODGING TRUST

Dated: November 10, 2011	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr.
President, Chief Executive Officer and Trustee

Dated: November 10, 2011	/s/ LESLIE D. HALE
Leslie D. Hale
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: November 10, 2011	/s/ JULIO E. MORALES
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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Combined Consolidated Balance Sheets at September 30, 2011, and December 31, 2010, respectively, for RLJ Lodging Trust; (ii) the Combined Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, respectively, for RLJ Lodging Trust; (iii) the Combined Consolidated Statements of Changes in Equity and Comprehensive Loss for the nine months ended September 30, 2011 and September 30, 2010, respectively, for RLJ Lodging Trust and (iv) the Combined Consolidated Statements of Cash Flows for nine months ended September 30, 2011 and September 30, 2010, respectively, for RLJ Lodging Trust. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.