Form 10-Q
period 2012-03-31
RLJ Lodging Trust
filed 2012-05-11
CIK 1511337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2012, 106,693,177 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

RLJ Lodging Trust

Combined Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Investment in hotel properties, net	$2,829,497	$2,820,457
Investment in loans	12,545	12,633
Cash and cash equivalents	261,065	310,231
Restricted cash reserves	86,307	87,288
Hotel receivables, net of allowance of $141 and $150, respectively	26,530	20,081
Deferred financing costs, net	8,662	9,639
Deferred income tax asset	1,369	1,369
Prepaid expense and other assets	24,963	28,320
Total assets	$3,250,938	$3,290,018
Liabilities and Equity
Mortgage loans	$1,338,484	$1,341,735
Interest rate swap liability	1,802	1,796
Accounts payable and accrued expense	69,898	86,213
Deferred income tax liability	3,303	3,314
Advance deposits and deferred revenue	7,044	4,781
Accrued interest	2,286	2,115
Distributions payable	17,744	16,076
Total liabilities	1,440,561	1,456,030

Commitments and Contingencies (Note 8)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 106,646,242 and 106,279,049 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	1,067	1,063
Additional paid-in-capital	1,836,067	1,835,011
Accumulated other comprehensive loss	(1,788)	(1,782)
Distributions in excess of net earnings	(43,069)	(18,960)
Total shareholders’ equity	1,792,277	1,815,332

Noncontrolling interest
Noncontrolling interest in joint venture	6,800	7,170
Noncontrolling interest in Operating Partnership	11,300	11,486
Total noncontrolling interest	18,100	18,656
Total equity	1,810,377	1,833,988
Total liabilities and equity	$3,250,938	$3,290,018

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2012	2011
Revenue
Hotel operating revenue
Room revenue	$158,579	$144,725
Food and beverage revenue	19,505	18,913
Other operating department revenue	5,109	4,531
Total revenue	183,193	168,169

Expense
Hotel operating expense
Room	36,930	33,608
Food and beverage	14,440	13,419
Management fees	6,304	5,779
Other hotel expenses	58,558	54,287
Total hotel operating expense	116,232	107,093

Depreciation and amortization	33,697	31,751
Property tax, insurance and other	12,634	11,420
General and administrative	7,260	5,010
Transaction and pursuit costs	19	2,698
Total operating expense	169,842	157,972
Operating income	13,351	10,197
Other income	84	155
Interest income	419	483
Interest expense	(20,181)	(25,858)

Loss from continuing operations before income taxes	(6,327)	(15,023)

Income tax expense	(594)	(281)
Loss from continuing operations	(6,921)	(15,304)

Loss from discontinued operations	—	(972)

Net loss	(6,921)	(16,276)
Net loss attributable to non-controlling interests
Noncontrolling interest in joint venture	370	160
Noncontrolling interest in common units of Operating Partnership	38	—

Net loss attributable to the Company	(6,513)	(16,116)

Distributions to preferred unitholders	—	(16)

Net loss attributable to common shareholders	$(6,513)	$(16,132)

Basic and diluted per common share data:
Net loss per share attributable to common shareholders - basic and diluted	$(0.06)
Weighted-average number of common shares - basic and diluted	105,332,812

Comprehensive loss
Net loss attributable to the Company	$(6,513)	$(16,116)
Unrealized (loss) gain on interest rate derivatives	(6)	1,196
Comprehensive loss attributable to the Company	$(6,519)	$(14,920)

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statement of Changes in Equity

(Amounts in thousands, except share data)

(unaudited)

	Shareholders’ Equity				Accumulated	Noncontrolling Interests
	Common Stock			Distributions	Other			Total
			Additional Paid-	in excess of	Comprehensive	Operating	Consolidated	Noncontrolling
	Shares	Par Value	in-Capital	net earnings	Loss	Partnership	Joint Venture	Interests	Total Equity
Balance at December 31, 2011	106,279,049	$1,063	$1,835,011	$(18,960)	$(1,782)	$11,486	$7,170	$18,656	$1,833,988
Net loss	—	—	—	(6,513)	—	(38)	(370)	(408)	(6,921)
Unrealized loss on interest rate derivative	—	—	—	—	(6)	—	—	—	(6)
Issuance of restricted stock	389,711	4	(4)	—	—	—	—	—	—
Amortization of share based compensation	—	—	1,459	—	—	—	—	—	1,459
Share grants to trustees	2,146	—	40	—	—	—	—	—	40
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(24,664)	—	(439)	—	—	—	—	—	(439)
Distributions on common shares and units	—	—	—	(17,596)	—	(148)	—	(148)	(17,744)
Balance at March 31, 2012	106,646,242	$1,067	$1,836,067	$(43,069)	$(1,788)	$11,300	$6,800	$18,100	$1,810,377

	Partners’ Capital								Accumulated
	Fund II		Fund III						Other
		Limited	General	Limited	Members’ Capital		Preferred Units		Comprehensive	Consolidated
	General Partner	Partners	Partner	Partners	Class A	Class B	Fund II	Fund III	Loss	Joint Venture	Total Equity
Balance at December 31, 2010	$(13,409)	$433,013	$(23,328)	$811,918	$6,592	$4,751	$189	$190	$(3,806)	$7,623	$1,223,733
Net loss	(7)	(9,758)	(3)	(6,182)	(125)	(41)	—	—	—	(160)	(16,276)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	—	—	1,196	—	1,196
Partners’ contributions	1,712	2,161	2,099	112,777	—	—	—	—	—	—	118,749
Partners’ distributions	(2,161)	(2,161)	(2,494)	—	—	—	—	—	—	—	(6,816)
Members’ distributions	—	—	—	—	(600)	(200)	—	—	—	—	(800)
Distributions to preferred unitholders	—	(8)	—	(8)	—	—	—	—	—	—	(16)
Balance at March 31, 2011	$(13,865)	$423,247	$(23,726)	$918,505	$5,867	$4,510	$189	$190	$(2,610)	$7,463	$1,319,770

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,921)	$(16,276)
Adjustments to reconcile net loss to cash flow provided by operating activities:
Depreciation and amortization	33,697	32,701
Amortization of deferred financing costs	1,000	1,202
Amortization of deferred management fees	250	250
Share grants to trustees	40	—
Amortization of share based compensation	1,459	—
Deferred income tax liability	(11)	—
Changes in assets and liabilities:
Hotel receivables, net	(6,449)	(4,625)
Prepaid expense and other assets	3,058	(8,210)
Accounts payable and accrued expense	(18,090)	7,237
Advance deposits and deferred revenue	2,263	2,197
Accrued interest	171	851
Preferred distributions payable	—	86
Net cash flow provided by operating activities	10,467	15,413
Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	—	(194,830)
Proceeds from principal payments on investment in loans	88	60
Improvements and additions to hotel properties	(40,866)	(7,848)
Additions to property and equipment	(47)	(6)
Advances from related parties	—	350
Repayments to related parties	—	(286)
Funding of restricted cash reserves, net	981	(1,400)
Net cash flow used in investing activities	(39,844)	(203,960)
Cash flows from financing activities:
Proceeds from term loan	—	140,000
Payment of mortgage principal	(3,251)	(5,753)
Payment of members’ distributions	—	(800)
Proceeds from partners’ contributions	—	118,749
Payment of partners’ distributions	—	(6,816)
Repurchase of common stock	(439)	—
Distributions on common shares	(15,942)	—
Distributions on OP units	(134)	—
Payment of deferred financing costs	(23)	(660)
Net cash flow (used in) provided by financing activities	(19,789)	244,720

Net change in cash and cash equivalents	(49,166)	56,173
Cash and cash equivalents, beginning of period	310,231	267,454
Cash and cash equivalents, end of period	$261,065	$323,627

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

Due to the timing of the IPO and the formation transactions, the Company’s results of operations for the three months ended March 31, 2011 reflect the financial condition and results of operations of the RLJ Predecessor. The financial condition as of December 31, 2011 and March 31, 2012 and results of operations for the three months ended March 31, 2012 reflect solely the Company.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. As of March 31, 2012, there were 107,540,242 OP units outstanding and the Company owned, through a combination of direct and indirect interests, 99.2% of the outstanding OP units.

As of March 31, 2012, the Company owned interests in 141 hotels with 20,646 rooms located in 20 states and the District of Columbia, interests in land parcels located adjacent to certain hotels and an interest in two mortgage loans secured by hotels.  The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its assets, with the exception of the Doubletree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 95% interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to the Doubletree Metropolitan hotel. An independent hotel operator manages each hotel.

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

As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  The accompanying unaudited interim financial statements include adjustments based on management’s estimates (consisting of normal recurring adjustments), which the Company considers necessary for a fair statement of the combined consolidated balance sheets, statements of operations and comprehensive loss, statements of changes in equity and statements of cash flows for the interim periods presented. The unaudited interim combined consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on March 8, 2012.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of actual operating results for the entire year

The unaudited interim combined consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries, including a joint venture.  All significant intercompany balances have been eliminated in consolidation.

The unaudited interim combined consolidated financial statements of RLJ Lodging Trust for the periods prior to the IPO include the accounts of Fund II, Fund III, and RLJ Development and their respective wholly-owned subsidiaries.  All significant intercompany balances have been eliminated in consolidation.  RLJ Development, Fund II and Fund III were entities under the common control of Robert L. Johnson and were formed for the purpose of acquiring and operating hotel properties.  As part of the IPO and related formation transactions, the Company acquired certain of the assets of RLJ Development, including employees, furniture, fixtures and equipment (“FF&E”) and leases, which represented substantially all of RLJ Development’s business.  Since these three entities were under common control and the Company succeeded to their operations and businesses, the combined entities of Fund II, Fund III and RLJ Development, for the periods prior to the IPO, are presented as the RLJ Predecessor and referred to as the Company.

Reporting Periods

As of March 31, 2012, the Company owned four hotels that are managed by affiliates of Marriott International (“Marriott”).  The Company’s hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. The Company’s results for the three months ended March 31, 2012 and 2011 include the results of operations for the Company’s Marriott-managed hotels for the 12 week period ending March 23, 2012 and March 25, 2011, respectively.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the amounts of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net income, owners’ equity or cash flows.

Investment in Hotel Properties

Hotel acquisitions consist almost exclusively of land, land improvements, buildings, building improvements, furniture, fixtures and equipment and inventory. The Company records the purchase price among these asset classes based on their respective fair values. When the Company acquires properties, they are acquired for use. Generally, the Company does not acquire any significant in-place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when hotels are acquired.  The only intangible assets acquired through March 31, 2012 consisted of favorable lease agreements and miscellaneous operating agreements, which are short-term in nature.  In conjunction with the acquisition of a hotel, the Company typically negotiates new franchise and management agreements with the selected brand and manager.

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

The Company considers each individual hotel to be an identifiable component of the business.  In accordance with the guidance on impairment or disposal of long-lived assets, the Company does not consider a hotel as “held for sale” until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met.  Once a hotel is designated as “held for sale” the operations for that hotel are included in discontinued operations.  The Company does not depreciate hotel assets so long as they are classified as “held for sale.”  Upon designation of a hotel as being “held for sale” and quarterly thereafter, the Company reviews the realizability of the carrying value, less cost to sell, in accordance with the guidance.  Any such adjustment in the carrying value of a hotel classified as “held for sale” is reflected in discontinued operations.  The Company includes in discontinued operations the operating results of those hotels that are classified as “held for sale.”

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

Franchise Agreements

As of March 31, 2012, 137 of the Company’s hotel properties are operated under franchise agreements with terms ranging from 15 to 25 years. The franchise agreements for these hotels allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of between 2.0% and 3.0% of food and beverage revenues.  Franchise fees are included in other hotel expenses in the accompanying unaudited interim combined consolidated financial statements.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period excluding the weighted average number of unvested restricted shares (“participating securities” as defined in Note 10). The basic earnings per share calculation includes the effect of such participating securities.  Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as stock grants or shares that would be issued in the event of conversion of OP units. No adjustment is made for shares that are anti-dilutive during a period.

Share Based Compensation

From time to time, the Company may award non-vested shares under the 2011 Equity Incentive Plan (the “2011 Plan”), as compensation to officers, employees and non-employee trustees (see Note 9). The shares issued to officers and employees vest over a period of time as determined by the Board of Trustees at the date of grant. The Company recognizes compensation expense for non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.

Recent Accounting Pronouncements

Recently Adopted

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure requirements in U.S.GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 provides new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect this ASU to have a material effect on the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 revised guidance over the manner in which entities present comprehensive income in the financial statements. This guidance removes the previous presentation options and provides that entities must report comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income nor does it require incremental disclosures in addition to those previously required. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this ASU to have a material effect on the Company’s financial position, results of operations, or cash flows.

Recently Issued But Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (“ASU No. 2011-10”).  ASU No. 2011-10 represents the consensus reached in EITF Issue No. 10-E, “Derecognition of in Substance Real Estate.” The objective of this ASU is to resolve the diversity in practice about whether the guidance in FASB Accounting Standards CodificationTM (Codification) Subtopic 360-20, “Property, Plant, and Equipment — Real Estate Sales,” of Codification Topic 360, Property, Plant, and Equipment, applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt.

ASU 2011-10 provides that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Codification Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt.

This guidance should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Company does not expect this ASU to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.              Acquisition of Hotel Properties

The Company did not acquire any hotels during the three months ended March 31, 2012.  During the three months ended March 31, 2011, the Company, through wholly-owned subsidiaries, acquired the following hotels, which were funded by capital contributions:

Hotel	Location	Acquisition Date	Management Company	Rooms	Purchase Price		% Interest
Embassy Suites Columbus	Columbus, OH	January 11, 2011	Crescent Hotels and Resorts	221	$9.5	million	100%
Renaissance Pittsburgh Hotel	Pittsburgh, PA	January 12, 2011	Sage Hospitality	300	47.1	million	100%
Courtyard Atlanta Buckhead	Atlanta, GA	January 18, 2011	Noble	181	27.0	million	100%
Doubletree Hotel Columbia	Columbia, MD	January 18, 2011	Urgo Hotels	152	10.5	million	100%
Denver Airport Marriott at Gateway Park	Denver, CO	January 18, 2011	Sage Hospitality	238	46.0	million	100%
Embassy Suites West Palm Beach-Central	West Palm Beach, FL	January 18, 2011	Windsor Capital Group	194	16.0	million	100%
Hilton Garden Inn Raleigh Durham-Research Triangle Park	Durham, NC	January 24, 2011	Noble Management Group	177	7.0	million	100%
Hilton Garden Inn Pittsburgh University Place	Pittsburgh, PA	January 24, 2011	Urgo Hotels	202	21.2	million	100%
Hampton Inn Houston-Near the Galleria	Houston, TX	March 14, 2011	Interstate Hotels and Resorts	176	20.3	million	100%
				1,841	$204.6	million	100%

The allocation of purchase price for the hotel properties acquired was as follows (in thousands):

March 31,
2011
Land and land improvements	$29,131
Buildings and improvements	155,995
Furniture, fixtures and equipment	21,900
Deferred tax liabilities assumed	(2,438)
Total Purchase Price	$204,588

There were no contingent consideration arrangements associated with these acquisitions nor was any goodwill recognized.  See Note 14 for detail of non-cash prorations assumed at acquisition dates.

Total revenues and net loss from the hotels acquired during the three months ended March 31, 2011 of $14.0 million and $2.6 million, respectively, are included in the accompanying combined consolidated statements of operations for the three months ended March 31, 2011.

The unaudited condensed pro forma financial information excludes discontinued operations and is not necessarily indicative of what actual results of operations of the Company would have been assuming the 2011 acquisitions had taken place on the latter of January 1, 2011 or the opening date of the hotel, nor does it purport to represent the results of operations for future periods.  The unaudited condensed pro forma financial information, excluding discontinued operations, is as follows (in thousands):

For the three months ended March 31, 2011
Revenue	$171,735
Net loss	$(12,743)

4.              Discontinued Operations

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

Operating results of discontinued operations were as follows (in thousands):

For the three months ended March 31, 2011
Net revenues	$6,121
Operating expenses	6,887
Operating loss	(766)
Interest expense	(206)
Net loss from discontinued operations	$(972)

5.              Investment in Hotel Properties

Investment in hotel properties as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Land and land improvements	$516,137	$515,957
Buildings and improvements	2,416,943	2,392,669
Furniture, fixtures and equipment	387,562	375,561
Intangibles	1,857	1,857
	3,322,499	3,286,044
Accumulated depreciation and amortization	(493,002)	(465,587)
Investment in hotel properties, net	$2,829,497	$2,820,457

For the three months ended March 31, 2012 and 2011, depreciation and amortization expense related to investment in hotel properties was approximately $33.6 million and $31.4 million (excluding discontinued operations), respectively.

Impairment

During each of the three months ended March 31, 2012 and 2011, the Company determined there was no impairment on its investment in hotels.

6.              Debt

Credit Facility

The Company entered into an unsecured revolving credit facility on June 20, 2011, that provides for maximum borrowings of up to $300.0 million.  The credit facility requires that a group of no less than 15 of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The credit facility contains certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists, under the terms of the credit facility, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of March 31, 2012, the Company was in compliance with all financial covenants.

The credit facility matures on June 20, 2014 and may be extended for an additional year at the Company’s option.  In addition, the Company has the option to increase the revolving loan commitment to $450.0 million, subject to certain conditions (including consent of the lenders).  The Company incurred $3.0 million in fees related to the credit facility which are being deferred and amortized over the term of the credit facility.  The computed amortization approximates the amount that would be computed using the effective interest method.

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

Under the terms of the credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders holding the credit facility.  The Company will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit would reduce the available borrowings on the credit facility by a corresponding amount.  No standby letters of credit were outstanding at March 31, 2012. The Company also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans would reduce the available borrowings on the credit facility by a corresponding amount.  No swingline loans were outstanding at March 31, 2012.

The Company did not incur any interest expense on the credit facility for the three months ended March 31, 2012. For the three months ended March 31, 2012, the Company incurred an unused commitment fee of approximately $0.3 million.  There were no borrowings outstanding at March 31, 2012.

RLJ Predecessor Credit Facility

Fund III, through wholly-owned subsidiaries, maintained a credit facility that provided for maximum borrowings of up to $200.0 million.  The credit facility was collateralized by Fund III’s partners’ committed and uncalled capital and was guaranteed by Fund III.  Borrowings under the credit facility bore interest at variable rates equal to the LIBOR plus a margin of 0.75%.  The credit facility matured on January 31, 2011.

Fund III incurred no interest expense related to the credit facility was incurred for the three months ended March 31, 2011.  Additionally, there was an unused commitment fee of 0.15% of the unused portion of the credit facility.  For the three months ended March 31, 2011, Fund III incurred an unused commitment fee of approximately $12,000.

Mortgage Loans

As of March 31, 2012 and December 31, 2011, the Company was subject to the following mortgage loans (in thousands):

	Number	Interest rate at
	of Assets	March 31,		Maturity		Principal balance at,
Lender	Encumbered	2012 (1)		Date		March 31, 2012	December 31, 2011
Keybank (2)	6	1.48	%(3)	April 2012	(4)	$48,000	$48,000
State Street Bank (2)		3.00	%(3)	April 2012	(4)	37,000	37,000
Wells Fargo	1	4.24	%(5)	June 2013	(6)	60,000	60,000
Wells Fargo	1	5.50	%(5)	Oct 2013	(6)	40,000	40,000
Wells Fargo	1	5.50	%(5)	Oct 2013	(6)	31,000	31,000
Wells Fargo (7)	1	4.90	%(8)	Dec 2013	(6)	150,000	150,000
Blackstone (7)		10.75	%(8)	Dec 2013	(6)	50,000	50,000
Wells Fargo	1	3.84	%(5)	Oct 2014	(6)	68,500	68,500
Wells Fargo	1	3.84	%(5)	Oct 2014	(6)	17,500	17,500
Wells Fargo	1	3.84	%(5)	Oct 2014	(6)	21,000	21,000
Wells Fargo	1	3.84	%(5)	Oct 2014	(6)	11,000	11,000
Wells Fargo	1	3.84	%(5)	Oct 2014	(6)	24,000	24,000
Capmark Financial Group	1	6.12%		April 2015		4,296	4,327
Capmark Financial Group	1	5.50%		May 2015		5,014	5,014
Capmark Financial Group	1	5.55%		June 2015		11,567	11,656
Capmark Financial Group	1	5.55%		June 2015		5,018	5,057
Barclay’s Bank	1	5.55%		June 2015		2,622	2,642
Barclay’s Bank	1	5.55%		June 2015		4,303	4,336
Barclay’s Bank	1	5.55%		June 2015		10,030	10,107
Barclay’s Bank	1	5.55%		June 2015		8,952	9,020
Barclay’s Bank	1	5.55%		June 2015		8,023	8,084
Barclay’s Bank	1	5.60%		June 2015		5,562	5,603
Barclay’s Bank	1	5.60%		June 2015		8,642	8,707
Barclay’s Bank	1	5.55%		June 2015		5,256	5,296
Barclay’s Bank	1	5.55%		June 2015		34,850	35,115
Barclay’s Bank	1	5.60%		June 2015		6,619	6,669
Barclay’s Bank	1	5.55%		June 2015		5,898	5,943
Barclay’s Bank	1	5.55%		June 2015		6,778	6,830
Barclay’s Bank	1	5.60%		June 2015		8,636	8,701
Barclay’s Bank	1	5.55%		June 2015		6,770	6,821
Barclay’s Bank	1	5.55%		June 2015		7,451	7,508
Barclay’s Bank	1	5.55%		June 2015		6,778	6,830
Barclay’s Bank	1	5.55%		June 2015		7,737	7,796
Barclay’s Bank	1	5.55%		June 2015		9,710	9,783
Capmark Financial Group	1	5.50%		July 2015		6,831	6,883
Barclay’s Bank	1	5.44%		Sept 2015		11,139	11,223
Merrill Lynch	1	6.29%		July 2016		9,265	9,294
Merrill Lynch	1	6.29%		July 2016		5,552	5,552
Merrill Lynch	1	6.29%		July 2016		7,756	7,780
Merrill Lynch	1	6.29%		July 2016		9,279	9,307
Wachovia Securities (9)	43	6.29%		July 2016		491,837	493,358
Wachovia Securities	1	6.29%		July 2016		6,643	6,664
Wells Fargo / Morgan Stanley	2	6.29%		July 2016		35,147	35,256
Wells Fargo / Morgan Stanley	1	6.29%		July 2016		6,817	6,837
Wells Fargo / Morgan Stanley	1	6.29%		July 2016		9,706	9,736
	91					$1,338,484	$1,341,735

(1)         Interest rate at March 31, 2012 gives effect to interest rate swaps and LIBOR floors, where applicable.

(2)         The Keybank and State Street Bank loans are comprised of a senior and a mezzanine loan, which, as of March 31, 2012 had outstanding balances of $48 million and $37 million, respectively.

(3)         Requires payments of interest only.

(4)         The Keybank and State Street Bank loans were paid off with borrowings on the $300.0 million Credit Facility at maturity on April 9, 2012.

(5)         Requires payments of interest only until the commencement of the extension periods.

(6)         Maturity date may be extended for up to two additional one-year terms at the Company’s option (subject to the Company’s prior satisfaction of certain conditions and advance notice of the exercise of the Company’s option).

(7)         The Wells Fargo and Blackstone loans are a senior and a mezzanine loan, respectively, which, as of March 31, 2012, had outstanding balances of $150.0 million and $50.0 million, respectively.

(8)         Requires payments of interest only until the commencement of the second extension period.

(9)         The 43 Wachovia Securities loans are cross-collateralized.

Some mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these covenants at March 31, 2012 and December 31, 2011.

In November, 2011, the Company elected to cease the subsidization of debt service on the mortgage loans secured by the Courtyard Goshen, Indiana and SpringHill Suites Southfield, Michigan.  In December 2011, the Company received notice of an event of default for failure to make the required monthly payment on its mortgage loan secured by the Courtyard Goshen.  In January 2012, the Company received notice of an event of default for failure to make the required monthly payment on its mortgage loan secured by the SpringHill Suites Southfield.  As of March 31, 2012, the principal balances outstanding were $5.6 million and $5.0 million, for the Courtyard Goshen and SpringHill Suites Southfield, respectively.  The loans mature in July 2016 and June 2015, respectively.  The Company is working with the lenders to transfer the assets in an orderly manner.

Term Loan

On January 14, 2011, Fund III entered into a $140.0 million unsecured term loan. Fund III agreed to maintain an unencumbered asset pool of ten hotel properties during the term of the term loan. The term loan had an original maturity date of September 30, 2011, with two six month extension options, and bore interest at LIBOR plus 4.25%, with a LIBOR floor of 1.00%.  For the three months ended March 31, 2011, the Company incurred $1.5 million of interest expense, related to the term loan.

7.              Income Taxes

The Company intends to elect to be taxed as a real estate investment trust under Section 856 through 860 of the Internal Revenue Code when it files its U.S. federal tax return for its short taxable year ended December 31, 2011.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its owners.  The Company’s intention is to adhere to these requirements and maintain the qualification for taxation as a REIT.  As a REIT, the Company is not subject to federal corporate income tax on that portion of net income that is currently distributed to its owners.  However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes.

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

The Company had no accruals for tax uncertainties as of March 31, 2012 and March 31, 2011.

8.              Commitments and Contingencies

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve restricted cash ranging from 1.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Amounts will be capitalized as incurred. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some mortgage agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of March 31, 2012 and December 31, 2011, approximately $86.3 million and $87.3 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Neither the Company nor any of its subsidiaries are currently involved in any regulatory or legal proceedings that management believes will have a material adverse effect on the financial position, operations or liquidity of the Company.

9.              Equity Incentive Plan

The Company may issue equity-based awards to officers, employees, non-employee trustees and other eligible persons under the 2011 Plan. The 2011 Plan provides for a maximum of 5,000,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, unrestricted share awards, share units, dividend equivalent rights, long-term incentive units, other equity-based awards and cash bonus awards.  In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2011 Plan during any calendar year to any one individual is limited to 1,000,000 shares.  The exercise price of share options is determined by the Board of Trustees, but may not be less than 100% of the fair market value of the common shares on the date of grant.  For grantees that own greater than ten percent of the total combined voting power of all classes of outstanding voting securities of the Company, the exercise price of share options may not be less than 110% of the fair market value of the common shares on the date of grant.  The fair market value for all other types of share awards is determined by the closing price on the date of grant.  As of March 31, 2012, there were 3,482,503 common shares available for future grant under the 2011 Plan.

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

A summary of the non-vested shares as of March 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	970,288	$17.93
Granted	389,711	17.41
Vested	(73,766)	17.93
Forfeited	—	—
Unvested at March 31, 2012	1,286,233	$17.77

For the three months ended March 31, 2012, the Company recognized approximately $1.5 million of share-based compensation expense related to these restricted share awards.  As of March 31, 2012, there was $22.1 million of total unrecognized compensation costs related to non-vested share awards.  As of March 31, 2012, these costs were expected to be primarily recognized over a weighted-average period of 3.4 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three months ended March 31, 2012 was approximately $1.3 million.

10.       Earnings per Common Share

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three months ended March 31, 2012, since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common shareholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.  The weighted average number of OP units held by the noncontrolling interest was 894,000 for the three months ended March 31, 2012.

For the three months ended March 31, 2012, diluted weighted average common shares do not include the impact of unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the three months ended March 31, 2012 there were 1,286,233 anti-dilutive compensation-related shares outstanding.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

For the three months ended,
March 31, 2012
Numerator:
Net loss attributable to common shareholders	$(6,513)
Less: Dividends paid on unvested restricted shares	(212)
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(6,725)

Denominator:
Weighted-average number of common shares - basic	105,332,812
Unvested restricted shares	—
Weighted-average number of common shares - diluted	105,332,812
Net loss per share attributable to common shareholders - basic and diluted	$(0.06)

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.

11.       Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps and caps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive loss with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched.  The ineffective portion of all hedges is recognized in earnings in the current period.  As of both March 31, 2012 and December 31, 2011, approximately 25.2% of the Company’s borrowings were subject to variable rates, after taking into consideration the effect of interest rate swaps and caps.

As of March 31, 2012 and December 31, 2011, the Company has entered into the following interest rate swaps and caps, which the Company has designated as cash flow hedges (in thousands):

	Notional value at		Hedge		Fair value at
Hedge type	March 31, 2012	December 31, 2011	interest rate	Maturity	March 31, 2012	December 31, 2011
Interest rate cap	$48,000	$48,000	6.00%	4/9/2012	$—	$—
Interest rate cap	37,000	37,000	6.00%	4/9/2012	—	—
Interest rate cap	60,000	60,000	5.00%	6/29/2012	—	—
Interest rate cap	50,000	50,000	3.50%	12/23/2012	1	3
Swap-cash flow	150,000	150,000	1.15%	12/23/2012	(1,066)	(1,145)
Swap-cash flow	40,000	40,000	1.00%	10/6/2013	(415)	(369)
Swap-cash flow	31,000	31,000	1.00%	10/6/2013	(322)	(285)
	$416,000	$416,000			$(1,802)	$(1,796)

As of both March 31, 2012 and December 31, 2011, there was approximately $1.8 million in unrealized losses included in accumulated other comprehensive loss, a component of shareholders’ equity, related to interest rate hedges that are effective in offsetting the variable cash flows.  There were no ineffective hedges during either the three months ended March 31, 2012 or 2011.

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

•                  Investment in collateralized loans - Fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate. The market rate is determined by giving consideration to one or both of the following criteria, as appropriate: (1) interest rates for loans of comparable quality and maturity, and (2) the value of the underlying collateral. The fair values of the Company’s investment in collateralized loans are generally classified within Level 3 of the valuation hierarchy.  The fair value estimated at both March 31, 2012 and December 31, 2011 was $22.6 million.

•                  Interest rate swaps and caps - The fair value of interest rate swaps and caps is determined as discussed in Note 11 to these financial statements.

•                  Variable rate mortgage notes payable and borrowings under the credit facility - The carrying amounts reported in the combined consolidated balance sheets for these financial instruments approximate fair value.  The Company estimates the fair value of its variable rate debt by using quoted market rates for similar loans with similar terms and loan to value ratios, which is a Level 3 input. As a result, the Company determined that its fixed rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.

•                  Fixed rate mortgage notes payable - The fair value estimated at March 31, 2012 and December 31, 2011 of $768.9 million and $771.5 million, respectively (excluding loans collateralized by properties held for sale), is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan to value ratios, which is a Level 3 input. As a result, the Company determined that its fixed rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.

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

Recurring Fair Value Measurements:  The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 (in thousands).

	Fair Value at March 31, 2012
	Level 1	Level 2	Level 3	Total
Interest rate swap and cap liability	$—	$(1,802)	$—	$(1,802)
Total	$—	$(1,802)	$—	$(1,802)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

13.       Related Party Transactions

Upon completion of the IPO, the management fee obligation of the RLJ Predecessor ceased to exist.  The Company paid monthly fees for management advisory services to the managing member of RLJ Development.  Such fees amounted to $0.6 million for the three months ended March 31, 2011 and are included in general and administrative expense.

The Company periodically pays certain amounts on behalf of RLJ Companies LLC, an entity controlled by Robert L. Johnson, our Executive Chairman. As of March 31, 2012 and December 31, 2011, there was $52,000 and $33,000, respectively, due from RLJ Companies, LLC, which was included in prepaid and other assets.

14.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2012	2011

Interest paid	$19,010	$24,011

Income taxes paid	$265	$281

Supplemental investing and financing transactions:
In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$—	$204,588
Accounts receivable	—	457
Other assets	—	862
Advance deposits	—	(368)
Accounts payable and accrued expenses	—	(2,209)
Application of purchase deposit	—	(8,500)
Acquisition of hotel properties	$—	$194,830

Supplemental non-cash transactions:
Change in fair market value of interest rate swaps	$(6)	$1,196

Accrued capital expenditures	$1,775	$—

Distributions payable	$17,744	$—

15.       Subsequent Events

On April 5, 2012, the Company borrowed $85.0 million on its $300.0 million credit facility to fund the repayment of the Keybank and State Street Bank loans.

On April 9, 2012, the Company paid off the Keybank and State Street Bank loans which had outstanding balances of $48.0 million and $37.0 million, respectively.

On April 13, 2012, the Company paid a dividend of $0.165 per common share of beneficial interest to shareholders of record at March 30, 2012.

On May 4, 2012, the Company granted 46,935 restricted common shares of beneficial interest to certain employees and members of the Board of Trustees.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 8, 2012 (the “Annual Report”), which is accessible on the SEC’s website at www.sec.gov.

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

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks and uncertainties in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC.

Overview

We are a self-advised and self-administered Maryland real estate investment trust, which invests primarily in premium-branded, focused-service and compact full-service hotels. As of March 31, 2012, we owned 141 hotels in 20 states and the District of Columbia comprising 20,646 rooms. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in urban and dense suburban markets that we believe generally exhibit multiple demand generators and high barriers to entry.

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

Investment in Hotel Properties

Hotel acquisitions consist almost exclusively of land, land improvements, buildings, building improvements, furniture, fixtures and equipment and inventory. We record the purchase price among these asset classes based on their respective fair values. When we acquire hotels, we acquire them for use. Generally, we do not acquire any significant in-

place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when hotels are acquired. The only intangible assets acquired through March 31, 2012 consisted of favorable lease agreements and miscellaneous operating agreements, which are short-term in nature. In conjunction with the acquisition of a hotel, we typically negotiate new franchise and management agreements with the selected brand and manager.

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

Results of Operations

At March 31, 2012 and 2011, we owned 141 and 140 hotels respectively (excluding one hotel carried as discontinued operations in 2011).  All hotels owned during these periods, excluding discontinued operations, have been included in our results of operations during those respective periods or since their date of acquisition.  Operating results for the ten hotels acquired during 2011 and the Fairfield Inn & Suites Washington DC / Downtown, which was closed for renovations for the majority of the three months ended March 31, 2011, are not comparable for the three month periods ended March 31, 2012 and 2011.  These eleven hotels are hereafter referred to as non-comparable hotels.

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

Net loss from continuing operations for the three months ended March 31, 2012 was $6.9 million compared to a net loss from continuing operations of $15.3 million for the three months ended March 31, 2011, representing a decrease of $8.4 million. This improved performance was primarily due to a $15.0 million, or 8.9%, increase in total revenue (including $5.3 million arising from hotel acquisitions) and a $5.7 million, or 22.0%, decrease in interest expense, partially offset by an $11.9 million, or 7.5%, increase in operating expenses.

	For the three months ended March 31,
	2012	2011	$ change	% change
	(amounts in thousands)
Revenue
Hotel operating revenue
Room revenue	$158,579	$144,725	$13,854	9.6%
Food and beverage revenue	19,505	18,913	592	3.1%
Other operating department revenue	5,109	4,531	578	12.8%
Total revenue	183,193	168,169	15,024	8.9%
Expense
Hotel operating expense
Room	36,930	33,608	3,322	9.9%
Food and beverage	14,440	13,419	1,021	7.6%
Management fees	6,304	5,779	525	9.1%
Other hotel expenses	58,558	54,287	4,271	7.9%
Total hotel operating expense	116,232	107,093	9,139	8.5%
Depreciation and amortization	33,697	31,751	1,946	6.1%
Property tax, insurance and other	12,634	11,420	1,214	10.6%
General and administrative	7,260	5,010	2,250	44.9%
Transaction and pursuit costs	19	2,698	(2,679)	(99.3)%
Total operating expense	169,842	157,972	11,870	7.5%
Operating income	13,351	10,197	3,154	30.9%
Other income	84	155	(71)	(45.8)%
Interest income	419	483	(64)	(13.3)%
Interest expense	(20,181)	(25,858)	5,677	(22.0)%
Loss from continuing operations before income taxes	(6,327)	(15,023)	8,696	(57.9)%
Income tax expense	(594)	(281)	(313)	111.4%
Loss from continuing operations	(6,921)	(15,304)	8,383	(54.8)%
Loss from discontinued operations	—	(972)	972	(100.0)%
Net loss	(6,921)	(16,276)	9,355	(57.5)%
Net loss attributable to non-controlling interests Noncontrolling interest in joint venture	370	160	210	131.3%
Noncontrolling interest in common units of Operating Partnership	38	—	38	—
Net loss attributable to the Company	(6,513)	(16,116)	9,603	(59.6)%
Distributions to preferred unitholders	—	(16)	16	(100.0)%
Net loss attributable to common shareholders	$(6,513)	$(16,132)	$9,619	(59.6)%

Revenue

Total revenue increased $15.0 million, or 8.9%, to $183.2 million for the three months ended March 31, 2012 from $168.2 million for the three months ended March 31, 2011. The increase was a result of $7.6 million in revenue attributable to non-comparable hotels and a 4.7% increase in ADR at the remaining properties.

The following are the key hotel operating statistics for hotels owned at March 31, 2012 and 2011, respectively:

	For the three months ended
	March 31,
	2012	2011	% Change
Number of hotels (at end of period)	141	140	0.7%
Occupancy %	67.8%	68.6%	(1.2)%
ADR	$125.62	$119.12	5.5%
RevPAR	$85.11	$81.73	4.1%

Portfolio RevPAR increased to $85.11 from $81.73, a 4.1% increase.  RevPAR, excluding non-comparable hotels, increased 4.0% and was driven by a 4.7% increase in ADR and a 0.7% decline in occupancy.  RevPAR at non-comparable hotels increased 4.4%, driven by an ADR increase of 12.5% and an occupancy decrease of 7.1%.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $13.9 million, or 9.6%, to $158.6 million for the three months ended March 31, 2012 from $144.7 million for the three months ended March 31, 2011.  This increase was a result of $7.0 million of room revenue from non-comparable hotels and a 4.0% RevPAR growth in comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $0.6 million, or 3.1%, to $19.5 million for the three months ended March 31, 2012 from $18.9 million for the three months ended March 31, 2011. The increase includes $0.3 million in food and beverage revenue arising from non-comparable hotels.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources, increased $0.6 million, or 12.8%, to $5.1 million for the three months ended March 31, 2012 from $4.5 million for the three months ended March 31, 2011 primarily due to non-comparable hotels.

Hotel Operating Expense

Hotel operating expense increased $9.1 million, or 8.5%, to $116.2 million for the three months ended March 31, 2012 from $107.1 million for the three months ended March 31, 2011. This increase includes $4.2 million in hotel operating expense as a result of non-comparable hotels. The remaining increase was primarily attributable to higher room expense, other operating department costs, and management and franchise fees.  Room expense and other operating department costs were driven by higher occupancy at hotels not under renovation.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $1.9 million, or 6.1%, to $33.7 million for the three months ended March 31, 2012 from $31.8 million for the three months ended March 31, 2011. The increase reflects a $1.0 million increase in depreciation on building and furniture, fixtures and equipment for capital expenditures made during the three months ended March 31, 2012, a $1.2 million increase in depreciation and amortization expense arising from non-comparable hotels and $3.1 million of accelerated depreciation of furniture, fixtures and equipment at certain hotels that underwent renovations during the period. The offsetting decrease is a result of furniture, fixtures and equipment being fully depreciated during the periods.

Property Tax, Ground Rent and Insurance

Property tax, ground rent and insurance expense increased $1.2 million, or 10.6%, to $12.6 million for the three months ended March 31, 2012 from $11.4 million for the three months ended March 31, 2011.  The increase includes $0.5 million in property tax, ground rent and insurance expense arising from non-comparable hotels.  Property tax, ground rent and insurance expense for the remainder of the portfolio increased $0.7 million.

General and Administrative

General and administrative expense increased $2.3 million, or 44.9%, to $7.3 million for the three months ended March 31, 2012 from $5.0 million for the three months ended March 31, 2011.  The increase in general and administrative expense is attributable to an increase in amortization of restricted share awards of $1.4 million, professional fees of $0.6 million and public company expenses of $0.3 million.  There were no restricted share awards or public company expenses during the three months ended March 31, 2011.

Transaction and Pursuit costs

Transaction and pursuit costs decreased $2.7 million to less than $0.1 million for the three months ended March 31, 2012 from $2.7 million for the three months ended March 31, 2011. There were no acquisitions during the three months ended March 31, 2012 compared to nine acquisitions during the three months ended March 31, 2011 resulting in transaction costs of $2.7 million for the period.

Interest Income

Interest income decreased $0.1 million, or 13.3%, to $0.4 million for the three months ended March 31, 2012 from $0.5 million for the three months ended March 31, 2011.

Interest Expense

Interest expense decreased $5.7 million, or 22.0%, to $20.2 million for the three months ended March 31, 2012 from $25.9 million for the three months ended March 31, 2011.  The decrease in interest expense was the result of a $3.6 million decrease in mortgage interest expense due to approximately $472.6 million of mortgage principal balances that were paid down with proceeds from our IPO, $1.6 million of interest expense related to the term loan which was incurred during the three months ended March 31, 2011 but not in 2012, the expiration of unfavorable interest rate hedges resulting in a decrease in hedge related interest expense of $0.9 million and a decrease in deferred financing fee expense of $0.2 million.  The offsetting increase was primarily due to interest incurred on mortgages entered into during 2011 of $0.3 million and unused fee incurred on the $300.0 million credit facility during the three months ended March 31, 2011 of $0.3 million.

Income Taxes

As part of the structure, the Company owns TRSs that are subject to federal and state income taxes; as such the Company calculates an effective rate for each quarter.  The effective tax rates were 3.11% and 1.56% for the three months ended March 31, 2012 and March 31, 2011, respectively.  The increase in rate is primarily due to an increase in taxes at the Operating Partnership.  The Company recorded tax expense of $0.6 million and $0.3 million for the three months ended March 31, 2012 and March 31, 2011, respectively, primarily as a result of state taxes based on revenues as well as taxes in the Operating Partnership.

Loss from Discontinued Operations

Net loss from discontinued operations decreased $1.0 million to zero for the three months ended March 31, 2012 from $1.0 million for the three months ended March 31, 2011. The decrease in net income from discontinued operations arose from the transfer of title to the New York LaGuardia Airport Marriott pursuant to a deed in lieu of foreclosure arrangement on August 5, 2011.

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our performance: (1) FFO, (2) Adjusted FFO, (3) EBITDA, and (4) Adjusted EBITDA. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss as a measure of our operating performance.

FFO, Adjusted FFO, EBITDA and Adjusted EBITDA, as calculated by us, may not be comparable to other companies that do not define such terms exactly as the Company.

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

The following is a reconciliation of our GAAP net loss to FFO and Adjusted FFO for the three months ended March 31, 2012 and 2011 (in thousands):

	For the three months ended March 31,
	2012	2011
Net loss (1)	$(6,921)	$(16,276)
Depreciation and amortization	33,697	31,751
Depreciation and amortization, discontinued operations	—	950
Distributions to preferred unitholders	—	(16)
Noncontrolling interest in joint venture	370	160
Adjustments related to joint venture (2)	(98)	(69)
FFO attributable to common shareholders	27,048	16,500

Transaction and pursuit costs	19	2,698
Amortization of share based compensation	1,459	—
Other expenses (3)	—	781
Adjusted FFO	$28,526	$19,979

(1)  Includes net loss of discontinued operations.

(2)  Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(3)  Includes certain compensation obligations of our predecessor not continued.

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

We further adjust EBITDA for certain additional items such as hotel transaction and pursuit costs, the amortization of share based compensation, disposal of assets and other nonrecurring expenses that were the result of the IPO and related formation transactions. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.

The following is a reconciliation of our GAAP net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2012 and 2011 (in thousands):

	For the three months ended March 31,
	2012	2011
Net loss (1)	$(6,921)	$(16,276)
Depreciation and amortization	33,697	31,751
Depreciation and amortization, discontinued operations	—	950
Distributions to preferred unitholders	—	(16)
Interest expense, net (2)	20,169	25,773
Interest expense, net, discontinued operations	—	205
Income tax expense	594	281
Noncontrolling interest in joint venture	370	160
Adjustments related to joint venture (3)	(272)	(244)
EBITDA	47,637	42,584

Transaction and pursuit costs	19	2,698
Amortization of share based compensation	1,459	—
Other expenses (4)	—	781
Adjusted EBITDA	$49,115	$46,063

(1)  Includes net loss of discontinued operations.

(2)  Excludes amounts attributable to investment in loans of $0.4 million for both the three months ended March 31, 2012 and 2011, respectively.

(3)  Includes depreciation, amortization and interest expense allocated to the noncontrolling interest in joint venture.

(4)  Includes certain compensation obligations of our predecessor not continued.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotels, including:

•                  recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards;

•                  interest expense and scheduled principal payments on outstanding indebtedness, including our revolving credit facility (see “-Revolving Credit Facility”);

•                  distributions necessary to qualify for taxation as a REIT; and

•                  capital expenditures to improve our hotels, including repositioning efforts and capital expenditures required by our franchisors in connection with our formation transactions.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our revolving credit facility.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotels and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including our revolving credit facility, future equity (including OP units) or debt offerings, existing working capital, net cash provided by operations, long-term hotel mortgage indebtedness and other secured and unsecured borrowings.  However, there are a number of factors that may have a material adverse effect on our ability to access to these capital sources, including the current state of overall equity and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders, general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

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

Credit Facility

We have an unsecured revolving credit facility that provides for maximum borrowings of up to $300.0 million.  The credit facility requires that a group of no less than fifteen of our hotel properties remain unencumbered by indebtedness.  The credit facility contains certain financial covenants relating to maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  We were in compliance with all such covenants at March 31, 2012.  If an event of default exists, under the terms of the credit facility, we are not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status. The credit facility matures on June 20, 2014 and may be extended for an additional year, at our option.

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

We did not incur any interest expense on the credit facility for the three months ended March 31, 2012. For the three months ended March 31, 2012, we incurred an unused commitment fee of approximately $0.3 million.  There were no borrowings outstanding under the revolving credit facility at March 31, 2012.   There are $85.0 million of borrowings outstanding under the revolving credit facility as of the date of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

As of March 31, 2012, we had $261.1 million of cash and cash equivalents compared to $310.2 million at December 31, 2011.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $10.5 million for the three months ended March 31, 2012. Net loss of $6.9 million was due in significant part to non-cash expenses, including $33.7 million of depreciation, $1.0 million of amortization of deferred financing costs and $1.5 million of amortization of share based compensation. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $19.1 million.

Net cash flow provided by operating activities totaled $15.4 million for the three months ended March 31, 2011.  Net loss of $16.3 million was due in significant part to non-cash expenses, including $32.7 million of depreciation, and $1.2 million of amortization of deferred financing fees.  In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $2.5 million.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $39.8 million for three months ended March 31, 2012 primarily due to $40.9 million in improvements and additions to hotels, offset by the net release of restricted cash reserves of $1.0 million.

Net cash flow used in investing activities totaled $204.0 million for the three months ended March 31, 2011 primarily due to $194.8 million used for the purchase of nine hotels, $7.8 million in improvements and additions to hotels, and the net funding of restricted cash reserves of $1.4 million.

Cash flows from Financing Activities

Net cash flow used in financing activities totaled $19.8 million for three months ended March 31, 2012 primarily due to $16.1 million of distributions on common shares and OP units and $3.3 million of mortgage loan repayments.

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

Capital Expenditures and Reserve Funds

We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. The cost of all such routine improvements and alterations are paid out of furniture, fixture and equipment (“FF&E”) reserves, which are funded by a portion of each hotel’s gross revenues. Routine capital expenditures are administered by the hotel management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our hotels.

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

In 2012, we authorized approximately $95.0 million of renovation projects to upgrade and or reposition 45 hotels.  Once executed, our comprehensive two-year capital improvements program will be substantially complete.

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 2.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2012, approximately $50.3 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2012, we had approximately $558.0 million of total variable debt outstanding (or 41.7% of total indebtedness) with a weighted average interest rate of 4.75% per annum.  If market rates of interest on our variable rate debt outstanding as of March 31, 2012 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $2.2 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2012, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Fixed rate debt	$—	$—	$—	$198,482	$582,002	$—	$780,484
Weighted average interest rate	—	—	—	5.56%	6.29%	—	6.10%
Variable rate debt	$85,000	$331,000	$142,000	$—	$—	$—	$558,000
Weighted average interest rate	2.14%	5.79%	3.84%	—	—	—	4.74%
Total	$85,000	$331,000	$142,000	$198,482	$582,002	$—	$1,338,484

The foregoing table reflects indebtedness outstanding as of March 31, 2012 and does not consider indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our combined consolidated financial statements.  If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. As of March 31, 2012, the estimated fair value of our fixed rate debt was $768.9 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Item 4.       Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the Annual Report which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the Annual Report.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2012 that were not registered under the Securities Act of 1933, as amended.

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

On June 3, 2011, we sold 4,095,000 common shares in connection with the Overallotment for gross proceeds of approximately $73.7 million.  The proceeds to us from the Overallotment were approximately $69.1 million, net of the underwriters’ discount of approximately $4.6 million.  As of March 31, 2012, the Company holds the net proceeds from the overallotment as cash, to be used for working capital purposes or to invest in short-term, interest-bearing, investment-grade securities, and money market accounts that are consistent with our intention to qualify as a REIT.

All of the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our trustees, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common shares; or (iii) our affiliates.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2012, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2011 Plan.

The following table summarizes all of these repurchases during the three months ended March 31, 2012.

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publibly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2012 through January 31, 2012	—	—		N/A	N/A
February 1, 2012 through February 29, 2012	24,128	$18.15	(1)	—	—
March 1, 2012 through March 31, 2012	536	$17.44	(1)	—	—

Total during three months ended March 31, 2012	24,664	—		—	—

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

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures

Not Applicable.

Item 5.       Other information.

None.

Item 6.       Exhibits.

The following exhibits are filed as part of this report:

Exhibit Index

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document	Submitted electronically with this report
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ LODGING TRUST

Dated: May 11, 2012	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr.
President, Chief Executive Officer and Trustee

Dated: May 11, 2012	/s/ LESLIE D. HALE
Leslie D. Hale
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: May 11, 2012	/s/ JULIO E. MORALES
Julio E. Morales
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document	Submitted electronically with this report
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report

*Filed herewith