Form 10-Q
period 2012-06-30
RLJ Lodging Trust
filed 2012-08-08
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 2, 2012, 106,634,076 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

RLJ Lodging Trust

Combined Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Investment in hotel properties, net	$3,016,334	$2,820,457
Investment in loans	12,531	12,633
Cash and cash equivalents	155,595	310,231
Restricted cash reserves	82,085	87,288
Hotel receivables, net of allowance of $240 and $150, respectively	29,288	20,081
Deferred financing costs, net	9,327	9,639
Deferred income tax asset	1,626	1,369
Prepaid expense and other assets	34,046	28,320
Total assets	$3,340,832	$3,290,018
Liabilities and Equity
Borrowings under credit facility	$85,000	$—
Mortgage loans	1,335,186	1,341,735
Interest rate swap liability	1,421	1,796
Accounts payable and accrued expense	73,892	86,213
Deferred income tax liability	3,292	3,314
Advance deposits and deferred revenue	8,782	4,781
Accrued interest	2,343	2,115
Distributions payable	17,742	16,076
Total liabilities	1,527,658	1,456,030

Commitments and Contingencies (Note 8)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 106,634,076 and 106,279,049 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	1,067	1,063
Additional paid-in-capital	1,837,231	1,835,011
Accumulated other comprehensive loss	(1,407)	(1,782)
Distributions in excess of net earnings	(41,803)	(18,960)
Total shareholders’ equity	1,795,088	1,815,332

Noncontrolling interest
Noncontrolling interest in joint venture	6,762	7,170
Noncontrolling interest in Operating Partnership	11,324	11,486
Total noncontrolling interest	18,086	18,656
Total equity	1,813,174	1,833,988
Total liabilities and equity	$3,340,832	$3,290,018

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenue
Hotel operating revenue
Room revenue	$194,842	$177,903	$353,421	$322,628
Food and beverage revenue	22,403	21,254	41,908	40,167
Other operating department revenue	6,012	5,114	11,121	9,645
Total revenue	223,257	204,271	406,450	372,440
Expense
Hotel operating expense
Room	40,967	38,133	77,897	71,741
Food and beverage	15,508	14,870	29,948	28,289
Management fees	7,638	6,985	13,942	12,764
Other hotel expenses	65,156	58,897	123,714	113,184
Total hotel operating expense	129,269	118,885	245,501	225,978
Depreciation and amortization	31,454	30,702	65,151	62,453
Property tax, insurance and other	12,474	12,068	25,108	23,488
General and administrative	7,481	6,165	14,741	11,175
Transaction and pursuit costs	2,795	634	2,814	3,332
IPO costs	—	10,244	—	10,244
Total operating expense	183,473	178,698	353,315	336,670
Operating income	39,784	25,573	53,135	35,770
Other income	106	69	190	224
Interest income	418	357	837	840
Interest expense	(20,374)	(27,894)	(40,555)	(53,752)
Loss on disposal	(634)	—	(634)	—
Income (loss) from continuing operations before income taxes	19,300	(1,895)	12,973	(16,918)
Income tax expense	(281)	(407)	(875)	(688)
Income (loss) from continuing operations	19,019	(2,302)	12,098	(17,606)
Loss from discontinued operations	—	(159)	—	(1,131)
Net income (loss)	19,019	(2,461)	12,098	(18,737)
Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	38	(83)	408	77
Noncontrolling interest in common units of Operating Partnership	(172)	21	(134)	21
Net income (loss) attributable to the Company	18,885	(2,523)	12,372	(18,639)
Distributions to preferred unitholders	—	(45)	—	(61)
Net income (loss) attributable to common shareholders	$18,885	$(2,568)	$12,372	$(18,700)
Basic per common share data:
Net income (loss) per share attributable to common shareholders before discontinued operations	$0.18	$(0.03)	$0.11	$(0.22)
Discontinued operations	—	—	—	(0.01)
Net income (loss) per share attributable to common shareholders	$0.18	$(0.03)	$0.11	$(0.23)
Weighted-average number of common shares	105,388,743	88,767,570	105,360,778	81,228,975
Diluted per common share data:
Net income (loss) per share attributable to common shareholders before discontinued operations	$0.18	$(0.03)	$0.11	$(0.22)
Discontinued operations	—	—	—	(0.01)
Net income (loss) per share attributable to common shareholders	$0.18	$(0.03)	$0.11	$(0.23)
Weighted-average number of common shares	105,454,679	88,767,570	105,414,876	81,228,975
Comprehensive income (loss)
Net income (loss) attributable to the Company	$18,885	$(2,523)	$12,372	$(18,639)
Unrealized gain (loss) on interest rate derivatives	381	(384)	375	812
Comprehensive income (loss) attributable to the Company	$19,266	$(2,907)	$12,747	$(17,827)

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statement of Changes in Equity

(Amounts in thousands, except share data)

(unaudited)

	Shareholders’ Equity				Accumulated	Noncontrolling Interests
	Common Stock			Distributions	Other			Total
	Shares	Par Value	Additional Paid-in-Capital	in excess of net earnings	Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	106,279,049	$1,063	$1,835,011	$(18,960)	$(1,782)	$11,486	$7,170	$18,656	$1,833,988

Net income	—	—	—	12,372	—	134	(408)	(274)	12,098
Unrealized gain on interest rate derivative	—	—	—	—	375	—	—	—	375
Issuance of restricted stock	436,646	4	(4)	—	—	—	—	—	—
Amortization of share based compensation	—	—	3,213	—	—	—	—	—	3,213
Share grants to trustees	4,352	—	80	—	—	—	—	—	80
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(59,465)	—	(1,069)	—	—	—	—	—	(1,069)
Forfeiture of restricted stock	(26,506)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(35,215)	—	(296)	—	(296)	(35,511)
Balance at June 30, 2012	106,634,076	$1,067	$1,837,231	$(41,803)	$(1,407)	$11,324	$6,762	$18,086	$1,813,174

	Partners’ Capital				Members’ Capital		Preferred Units		Shareholders’ Equity					Noncontrolling Interests
	Fund II		Fund III						Common Stock				Accumulated				Total
											Additional	Distributions	Other		Consolidated	Total	Owners’ /
	General Partner	Limited Partners	General Partner	Limited Partners	Class A	Class B	Fund II	Fund III	Shares	Par Value	Paid-in- Capital	in excess of net earnings	Comprehensive Loss	Operating Partnership	Joint Venture	Noncontrolling Interests	Shareholders’ Equity
Balance at December 31, 2010	$(13,409)	$433,013	$(23,328)	$811,918	$6,592	$4,751	$189	$190	—	$—	$—	$—	$(3,806)	$—	$7,623	$7,623	$1,223,733
Net loss	(7)	(9,444)	—	(234)	(256)	(85)	—	—	—	—	—	(8,613)	—	(21)	(77)	(98)	(18,737)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	—	—	—	—	—	—	812	—	—	—	812
Partners’ contributions	4,258	3,291	5,031	114,141	—	—	—	—	—	—	—	—	—	—	—	—	126,721
Partners’ distributions	(3,230)	(4,876)	(3,798)	(4,392)	—	—	—	—	—	—	—	—	—	—	—	—	(16,296)
Members’ distributions	—	—	—	—	(2,666)	(596)	—	—	—	—	—	—	—	—	—	—	(3,262)

Proceeds from sale of common stock, net	—	—	—	—	—	—	—	—	31,595,000	316	529,173	—	—	—		—	529,489
Issuance of restricted stock	—	—	—	—	—	—	—	—	1,120,830	11	(11)	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	—	—	—	—	—	—	639	—	—	—	—	—	639
Share grants to trustees	—	—	—	—	—	—	—	—	2,302	—	40	—	—	—	—	—	40
Exchange of owners’ equity for common stock and units	12,388	(421,960)	22,095	(921,396)	(3,670)	(4,070)	61	60	73,605,951	736	1,304,343	—	—	11,413	—	11,413	—
Distributions to JV partner	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(500)	(500)	(500)
Distributions to preferred unitholders	—	(24)	—	(37)	—	—	—	—	—	—		—	—	—	—	—	(61)
Redemption of preferred units	—	—	—	—	—	—	(250)	(250)	—	—	—	—	—	—	—	—	(500)
Distributions on common shares and units	—	—	—	—	—	—	—	—	—	—	—	(8,505)	—	(72)	—	(72)	(8,577)

Balance at June 30, 2011	$—	$—	$—	$—	$—	$—	$—	$—	106,324,083	$1,063	$1,834,184	$(17,118)	$(2,994)	$11,320	$7,046	$18,366	$1,833,501

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$12,098	$(18,737)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Depreciation and amortization	65,151	64,386
Amortization of deferred financing costs	2,062	3,657
Amortization of deferred management fees	500	500
Loss on disposal	634	—
Share grants to trustees	80	40
Amortization of share based compensation	3,213	639
Deferred income taxes	(279)	—
Changes in assets and liabilities:
Hotel receivables, net	(9,136)	(7,233)
Prepaid expense and other assets	(5,629)	(445)
Accounts payable and accrued expense	(14,566)	9,237
Advance deposits and deferred revenue	3,838	986
Accrued interest	228	(401)
Net cash flow provided by operating activities	58,194	52,629
Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(182,690)	(194,830)
Proceeds from principal payments on investment in loans	102	108
Improvements and additions to hotel properties	(76,991)	(26,331)
Additions to property and equipment	(241)	(73)
Releases from (funding of) restricted cash reserves, net	5,203	(24,772)
Net cash flow used in investing activities	(254,617)	(245,898)
Cash flows from financing activities:
Borrowings under credit facility	85,000	—
Proceeds from term loan	—	140,000
Proceeds from mortgage loans	85,000	—
Payment of mortgage principal	(91,549)	(483,197)
Payment of members’ distributions	—	(3,262)
Proceeds from partners’ contributions	—	126,721
Payment of partners’ distributions	—	(16,296)
Distribution to preferred unitholders	—	(500)
Proceeds from issuance of common shares	—	568,700
Payment of offering costs	—	(39,211)
Distributions to noncontrolling interest	—	(500)
Repurchase of common shares	(1,069)	—
Distributions on common shares	(33,563)	—
Distributions on OP units	(282)	—
Payment of preferred unitholder distributions	—	(61)
Payment of deferred financing costs	(1,750)	(4,020)
Net cash flow provided by financing activities	41,787	288,374
Net change in cash and cash equivalents	(154,636)	95,105
Cash and cash equivalents, beginning of period	310,231	267,454
Cash and cash equivalents, end of period	$155,595	$362,559

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

Due to the timing of the IPO and the formation transactions, the Company’s results of operations for the three and six months ended June 30, 2011 reflect the combined financial condition and results of operations of the RLJ Predecessor together with the Company. The financial condition as of December 31, 2011 and June 30, 2012 and results of operations for the three and six months ended June 30, 2012 reflect solely the Company.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. As of June 30, 2012, there were 107,528,076 OP units outstanding and the Company owned, through a combination of direct and indirect interests, 99.2% of the outstanding OP units.

As of June 30, 2012, the Company owned interests in 144 hotels with 21,342 rooms located in 20 states and the District of Columbia, interests in land parcels located adjacent to certain hotels and an interest in two mortgage loans secured by hotels.  The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its assets, with the exception of the Doubletree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 95% interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to the Doubletree Metropolitan hotel. An independent hotel operator manages each hotel.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim combined consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  The accompanying unaudited interim financial statements include adjustments based on management’s estimates (consisting of normal recurring adjustments), which the Company considers necessary for the fair statement of the combined consolidated balance sheets, statements of operations and comprehensive loss, statements of changes in equity and statements of cash flows for the interim periods presented. The unaudited interim combined consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on March 8, 2012.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of actual operating results for the entire year.

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

Reporting Periods

As of June 30, 2012, the Company owned five hotels that are managed by affiliates of Marriott International (“Marriott”).  The Company’s hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. The Company’s results for the three and six months ended June 30, 2012 and 2011 include the results of operations for the Company’s Marriott-managed hotels for the 24-week periods ending June 15, 2012 and June 17, 2011, respectively.

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

Revenue Recognition

The Company’s revenue comprises hotel operating revenue, such as room revenue, food and beverage revenue and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales and occupancy taxes collected from guests. All rebates or discounts are recorded as a reduction in revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotels. All revenues are recorded on an accrual basis as earned. Appropriate allowances are made for doubtful accounts and are recorded as bad debt expense. The allowances are calculated as a percentage of aged accounts receivable, based on individual hotel management company policy.  Cash received prior to guest arrival is recorded as an advance from the guest and recognized as revenue at the time of occupancy.

Incentive payments received pursuant to entry into management agreements are deferred and amortized into income over the life of the respective agreements.  In May 2012, the Company received an incentive payment of $4.0 million related to purchasing a hotel and entering into a franchise agreement, which will be recognized over the remaining term of the franchise agreement.  As of June 30, 2012, there is approximately $4.0 million remaining to be recognized.

Investment in Hotel Properties

Hotel acquisitions consist almost exclusively of land, land improvements, buildings, building improvements, furniture, fixtures and equipment and inventory. The Company records the purchase price among these asset classes based on their respective fair values. When the Company acquires properties, they are acquired for use. Generally, the Company does not acquire any significant in-place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when hotels are acquired.  The only intangible assets acquired through June 30, 2012 consisted of favorable lease agreements and miscellaneous operating agreements, which are short-term in nature.  In conjunction with the acquisition of a hotel, the Company typically negotiates new franchise and management agreements with the selected brand and manager.

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

Franchise Agreements

As of June 30, 2012, 139 of the Company’s hotel properties are operated under franchise agreements with terms ranging from 10 to 30 years. The franchise agreements for these hotels allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of between 1.0% and 3.0% of food and beverage revenues.  Franchise fees are included in other hotel expenses in the accompanying unaudited interim combined consolidated financial statements.

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

Recent Accounting Pronouncements

Recently Adopted

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure requirements in U.S.GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 provides new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. This ASU did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 revised guidance over the manner in which entities present comprehensive income in the financial statements. This guidance removes the previous presentation options and provides that entities must report comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income nor does it require incremental disclosures in addition to those previously required. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This ASU did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

3.              Acquisition of Hotel Properties

During the six months ended June 30, 2012, the Company acquired the following hotels, which were funded through a combination of cash available on the Company’s balance sheet and borrowings under its credit facility:

Hotel	Location	Acquisition Date	Management Company	Rooms	Purchase Price	% Interest
Residence Inn Bethesda	Bethesda, MD	May 29, 2012	Marriott International	187	$64.5 million	100%
Courtyard New York Manhattan/Upper East Side	New York, NY	May 30, 2012	Highgate Hotels	226	82.0 million	100%
Hilton Garden Inn San Francisco/Oakland Bay Bridge	Emeryville, CA	June 11, 2012	Davidson Hotels & Resorts	278	36.2 million	100%
				691	$182.7 million

During the six months ended June 30, 2011, the Company, through wholly-owned subsidiaries, acquired the following hotels, which were funded by capital contributions:

Hotel	Location	Acquisition Date	Management Company	Rooms	Purchase Price	% Interest
Embassy Suites Columbus	Columbus, OH	January 11, 2011	Crescent Hotels and Resorts	221	$9.5 million	100%
Renaissance Pittsburgh Hotel	Pittsburgh, PA	January 12, 2011	Sage Hospitality	300	47.1 million	100%
Courtyard Atlanta Buckhead	Atlanta, GA	January 18, 2011	Noble	181	27.0 million	100%
Doubletree Hotel Columbia	Columbia, MD	January 18, 2011	Urgo Hotels	152	10.5 million	100%
Denver Airport Marriott at Gateway Park	Denver, CO	January 18, 2011	Sage Hospitality	238	46.0 million	100%
Embassy Suites West Palm Beach-Central	West Palm Beach, FL	January 18, 2011	Windsor Capital Group	194	16.0 million	100%
Hilton Garden Inn Raleigh Durham-Research Triangle Park	Durham, NC	January 24, 2011	Noble Management Group	177	7.0 million	100%
Hilton Garden Inn Pittsburgh University Place	Pittsburgh, PA	January 24, 2011	Urgo Hotels	202	21.2 million	100%
Hampton Inn Houston-Near the Galleria	Houston, TX	March 14, 2011	Interstate Hotels and Resorts	176	20.3 million	100%
				1,841	$204.6 million

The allocation of purchase price for the hotel properties acquired was as follows (in thousands):

	June 30,	June 30,
	2012	2011
Land and land improvements	$40,711	$29,131
Buildings and improvements	135,727	155,995
Furniture, fixtures and equipment	6,220	21,900
Deferred tax liabilities assumed	—	(2,438)
Total Purchase Price	$182,658	$204,588

There were no contingent consideration arrangements associated with these acquisitions nor was any goodwill recognized.  See Note 14 for detail of non-cash prorations assumed at acquisition dates.

For the hotels acquired during the six months ended June 30, 2012 and 2011, respectively, total revenues and net income (loss) from the date of acquisition through June 30, 2012 and 2011, respectively, are included in the accompanying combined consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, respectively, as follows (in thousands):

	2012 acquisitions
	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenue	$3,022	$—	$3,022	$—
Net loss	$(2,413)	$—	$(2,413)	$—

	2011 acquisitions
	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenue	$24,031	$19,539	$43,323	$33,574
Net income (loss)	$3,668	$2,571	$4,326	$(65)

The unaudited condensed pro forma financial information excludes discontinued operations and is not necessarily indicative of what actual results of operations of the Company would have been assuming the 2012 and 2011 acquisitions had taken place on the latter of January 1, 2011 or the opening date of the hotel, nor does it purport to represent the results of operations for future periods.  The unaudited condensed pro forma financial information in the table below excludes discontinued operations (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenue	$231,554	$215,769	$422,599	$394,567
Net income (loss)	$23,047	$(211)	$16,837	$(13,246)
Net income (loss) per share attributable to common shareholders - basic	$0.22	$(0.00)	$0.16	$(0.16)
Net income (loss) per share attributable to common shareholders - diluted	$0.22	$(0.00)	$0.16	$(0.16)
Weighted average number of shares outstanding - basic	105,388,743	88,767,570	105,360,778	81,228,975
Weighted average number of shares outstanding - diluted	105,454,679	88,767,570	105,414,876	81,228,975

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

Operating results of discontinued operations were as follows (in thousands):

	For the three months ended June 30, 2011	For the six months ended June 30, 2011
Net revenues	$7,259	$13,380
Operating expenses	7,212	14,099
Operating income (loss)	47	(719)
Interest expense	(206)	(412)
Net loss from discontinued operations	$(159)	$(1,131)

5.              Investment in Hotel Properties

Investment in hotel properties as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Land and land improvements	$556,908	$515,957
Buildings and improvements	2,572,749	2,392,669
Furniture, fixtures and equipment	409,169	375,561
Intangibles	1,857	1,857
	3,540,683	3,286,044
Accumulated depreciation and amortization	(524,349)	(465,587)
Investment in hotel properties, net	$3,016,334	$2,820,457

For the three and six months ended June 30, 2012, depreciation and amortization expense related to investment in hotel properties was approximately $31.3 million and $64.9 million (excluding discontinued operations), respectively.  For the three and six months ended June 30, 2011, depreciation and amortization expense related to investment in hotel properties was approximately $30.5 million and $61.9 million (excluding discontinued operations), respectively.

Impairment

During each of the three and six months ended June 30, 2012 and 2011, the Company determined there was no impairment on its investment in hotels.

6.              Debt

Credit Facility

The Company entered into an unsecured revolving credit facility on June 20, 2011 that provides for maximum borrowings of up to $300.0 million.  The credit facility requires that a group of no less than 15 of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The credit facility contains certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists, under the terms of the credit facility, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of June 30, 2012, the Company was in compliance with all financial covenants.

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

Under the terms of the credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders holding the credit facility.  The Company will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit would reduce the available borrowings on the credit facility by a corresponding amount.  No standby letters of credit were outstanding at June 30, 2012. The Company also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans would reduce the available borrowings on the credit facility by a corresponding amount.  No swingline loans were outstanding at June 30, 2012.

The Company incurred interest expense on the credit facility for the three and six months ended June 30, 2012 of approximately $0.6 million and $0.6 million, respectively. For the three and six months ended June 30, 2012, the Company incurred an unused commitment fee of approximately $0.2 million and $0.5 million, respectively.  There were $85.0 million of borrowings outstanding at June 30, 2012.

The Company did not incur any interest expense on the credit facility for the three and six months ended June 30, 2011. For both the three and six months ended June 30, 2011, the Company incurred an unused commitment fee of approximately $37,000.

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

Fund III incurred no interest expense related to the credit facility for either the three or six months ended June 30, 2011.  Additionally, there was an unused commitment fee of 0.15% of the unused portion of the credit facility.  For both the three and six months ended June 30, 2011, Fund III incurred an unused commitment fee of approximately $12,000.

Mortgage Loans

As of June 30, 2012 and December 31, 2011, the Company was subject to the following mortgage loans (in thousands):

	Number	Interest rate at
	of Assets	June 30,		Maturity	Principal balance at,
Lender	Encumbered	2012 (1)		Date	June 30, 2012	December 31, 2011
Keybank		—		April 2012(2)	$—	$48,000
State Street Bank		—		April 2012(2)	—	37,000
Wells Fargo	1	4.25	%(3)	June 2013(4)	60,000	60,000
Wells Fargo	1	5.50	%(3)	Oct 2013(4)	40,000	40,000
Wells Fargo	1	5.50	%(3)	Oct 2013(4)	31,000	31,000
Wells Fargo (5)	1	4.90	%(6)	Dec 2013(4)	150,000	150,000
Blackstone (5)		10.75	%(6)	Dec 2013(4)	50,000	50,000
Wells Fargo	1	3.85	%(3)	Oct 2014(4)	68,500	68,500
Wells Fargo	1	3.85	%(3)	Oct 2014(4)	17,500	17,500
Wells Fargo	1	3.85	%(3)	Oct 2014(4)	21,000	21,000
Wells Fargo	1	3.85	%(3)	Oct 2014(4)	11,000	11,000
Wells Fargo	1	3.85	%(3)	Oct 2014(4)	24,000	24,000
Capmark Financial Group	1	6.12%		April 2015	4,265	4,327
Capmark Financial Group	1	5.55%		May 2015	11,478	11,656
Capmark Financial Group	1	5.50%		June2015	5,014	5,014
Capmark Financial Group	1	5.55%		June 2015	4,979	5,057
Barclay’s Bank	1	5.55%		June 2015	2,601	2,642
Barclay’s Bank	1	5.55%		June 2015	4,270	4,336
Barclay’s Bank	1	5.55%		June 2015	9,953	10,107
Barclay’s Bank	1	5.55%		June 2015	8,883	9,020
Barclay’s Bank	1	5.55%		June 2015	7,962	8,084
Barclay’s Bank	1	5.60%		June 2015	5,520	5,603
Barclay’s Bank	1	5.60%		June 2015	8,577	8,707
Barclay’s Bank	1	5.55%		June 2015	5,216	5,296
Barclay’s Bank	1	5.55%		June 2015	34,581	35,115
Barclay’s Bank	1	5.60%		June 2015	6,568	6,669
Barclay’s Bank	1	5.55%		June 2015	5,853	5,943
Barclay’s Bank	1	5.55%		June 2015	6,726	6,830
Barclay’s Bank	1	5.60%		June 2015	8,569	8,701
Barclay’s Bank	1	5.55%		June 2015	6,718	6,821
Barclay’s Bank	1	5.55%		June 2015	7,394	7,508
Barclay’s Bank	1	5.55%		June 2015	6,726	6,830
Barclay’s Bank	1	5.55%		June 2015	7,678	7,796
Barclay’s Bank	1	5.55%		June 2015	9,635	9,783
Capmark Financial Group	1	5.50%		July 2015	6,779	6,883
Barclay’s Bank	1	5.44%		Sept 2015	11,054	11,223
PNC Bank	7	2.60	%(3)	May 2016(8)	85,000	—
Merrill Lynch	1	6.29%		July 2016	9,236	9,294
Merrill Lynch	1	6.29%		July 2016	5,552	5,552
Merrill Lynch	1	6.29%		July 2016	7,731	7,780
Merrill Lynch	1	6.29%		July 2016	9,252	9,307
Wachovia Securities (7)	43	6.29%		July 2016	490,288	493,358
Wachovia Securities	1	6.29%		July 2016	6,622	6,664
Wells Fargo / Morgan Stanley	2	6.29%		July 2016	35,037	35,256
Wells Fargo / Morgan Stanley	1	6.29%		July 2016	6,794	6,837
Wells Fargo / Morgan Stanley	1	6.29%		July 2016	9,675	9,736
	92				$1,335,186	$1,341,735

(1)         Interest rate at June 30, 2012 gives effect to interest rate swaps and LIBOR floors, where applicable.

(2)         The Keybank and State Street Bank loans were paid off with borrowings on the $300.0 million Credit Facility at maturity on April 9, 2012.

(3)         Requires payments of interest only until the commencement of the extension periods.

(4)         Maturity date may be extended for up to two additional one-year terms at the Company’s option (subject to the Company’s prior satisfaction of certain conditions and advance notice of the exercise of the Company’s option).

(5)         The Wells Fargo and Blackstone loans are a senior and a mezzanine loan, respectively, which, as of June 30, 2012, had outstanding balances of $150.0 million and $50.0 million, respectively.

(6)         Requires payments of interest only until the commencement of the second extension period.

(7)         The 43 Wachovia Securities loans are cross-collateralized.

(8)         Maturity date may be extended for one one-year term at the Company’s option (subject to the Company’s prior satisfaction of certain conditions and advance notice of the exercise of the Company’s option).

Some mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these covenants at June 30, 2012 and December 31, 2011.

In November 2011, the Company elected to cease the subsidization of debt service on the mortgage loan secured by the SpringHill Suites Southfield, Michigan.  The loan matures in June 2015.  In January 2012, the Company received notice of an event of default for failure to make the required monthly payment on its mortgage loan secured by the SpringHill Suites Southfield.  The Company is working with the lender to transfer the asset in an orderly manner.  As of June 30, 2012, the principal balance outstanding was $5.0 million for the SpringHill Suites Southfield.

In November 2011, the Company elected to cease the subsidization of debt service on the mortgage loan secured by the Courtyard Goshen, Indiana.  The loan matures in July 2016.  In December 2011, the Company received notice of an event of default for failure to make the required monthly payment on its mortgage loan secured by the Courtyard Goshen.  In May 2012, an Order Appointing Receiver (the “Order”) was entered in the Elkhart County, Indiana, Superior Court No. 1.  In June 2012, the receiver, pursuant to the Order, took control of the property for the benefit of the lender of the mortgage loan.  As of June 30, 2012, the principal balance outstanding was $5.6 million for the Courtyard Goshen.

Term Loan

On January 14, 2011, Fund III entered into a $140.0 million unsecured term loan. Fund III agreed to maintain an unencumbered asset pool of ten hotel properties during the term of the term loan. The term loan had an original maturity date of September 30, 2011, with two six month extension options, and bore interest at LIBOR plus 4.25%, with a LIBOR floor of 1.00%.  For the three and six months ended June 30, 2011, the Company incurred $1.7 million and $3.2 million of interest expense, respectively, related to the term loan.  The term loan was fully repaid on October 21, 2011.

7.              Income Taxes

The Company intends to elect to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code when it files its U.S. federal tax return for its short taxable year ended December 31, 2011.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its owners.  The Company’s intention is to adhere to these requirements and maintain the qualification for taxation as a REIT.  As a REIT, the Company is not subject to federal corporate income tax on that portion of net income that is currently distributed to its owners.  However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes.

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

The Company had no accruals for tax uncertainties as of June 30, 2012 and December 31, 2011.

8.              Commitments and Contingencies

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve restricted cash ranging from 1.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Amounts will be capitalized as incurred. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some mortgage agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of June 30, 2012 and December 31, 2011, approximately $82.1 million and $87.3 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Neither the Company nor any of its subsidiaries are currently involved in any regulatory or legal proceedings that management believes will have a material adverse effect on the financial position, operations or liquidity of the Company.

9.              Equity Incentive Plan

The Company may issue equity-based awards to officers, employees, non-employee trustees and other eligible persons under the 2011 Plan. The 2011 Plan provides for a maximum of 5,000,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, unrestricted share awards, share units, dividend equivalent rights, long-term incentive units, other equity-based awards and cash bonus awards.  In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2011 Plan during any calendar year to any one individual is limited to 1,000,000 shares.   The exercise price of share options is determined by the Board of Trustees, but may not be less than 100% of the fair market value of the common shares on the date of grant.  For grantees that own greater than ten percent of the total combined voting power of all classes of outstanding voting securities of the Company, the exercise price of share options may not be less than 110% of the fair market value of the common shares on the date of grant.  The fair market value for all other types of share awards is determined by the closing price on the date of grant.  As of June 30, 2012, there were 3,459,868 common shares available for future grant under the 2011 Plan.

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

A summary of the non-vested shares as of June 30, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	970,288	$17.93
Granted	436,646	17.57
Vested	(171,399)	17.86
Forfeited	(26,506)	17.78
Unvested at June 30, 2012	1,209,029	$17.81

For the three and six months ended June 30, 2012, the Company recognized approximately $1.7 million and $3.2 million, respectively, of share-based compensation expense related to these restricted share awards.  For both the three and six months ended June 30, 2011, the Company recognized approximately $0.6 million of share-based compensation expense related to these restricted share awards.  As of June 30, 2012, there was $20.7 million of total unrecognized compensation costs related to non-vested share awards.  As of June 30, 2012, these costs were expected to be primarily recognized over a weighted-average period of 3.1 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the six months ended June 30, 2012 was approximately $3.1 million.

10.       Earnings per Common Share

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and six months ended June 30, 2012, since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common shareholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.  The weighted average number of OP units held by the noncontrolling interest was 894,000 for both the three and six months ended June 30, 2012.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended,		For the six months ended,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net income (loss) attributable to common shareholders before discontinued operations	$18,885	$(2,409)	$12,372	$(17,569)
Add: Income (loss) from discontinued operations	—	(159)	—	(1,131)
Net income (loss) attributable to common shareholders	18,885	(2,568)	12,372	(18,700)
Less: Dividends paid on unvested restricted shares	(199)	(90)	(411)	(90)
Less: Undistributed earnings attributable to unvested restricted shares	(13)	—	—	—
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$18,673	$(2,658)	$11,961	$(18,790)
Denominator:
Weighted-average number of common shares - basic	105,388,743	88,767,570	105,360,778	81,228,975
Unvested restricted shares	65,936	—	54,098	—
Weighted-average number of common shares - diluted	105,454,679	88,767,570	105,414,876	81,228,975
Net income (loss) per share attributable to common shareholders - basic	$0.18	$(0.03)	$0.11	$(0.22)
Discontinued operations	—	—	—	(0.01)
Net income (loss) per share attributable to common shareholders - basic	$0.18	$(0.03)	$0.11	$(0.23)
Net income (loss) per share attributable to common shareholders - diluted	$0.18	$(0.03)	$0.11	$(0.22)
Discontinued operations	—	—	—	(0.01)
Net income (loss) per share attributable to common shareholders - diluted	$0.18	$(0.03)	$0.11	$(0.23)

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended June 30, 2012, approximately $13,000 representing undistributed earnings were allocable to participating shares.  For the six months ended June 30, 2012, no earnings representing undistributed earnings were allocated to participating shares because the Company paid dividends in excess of net income. For both the three and six months ended June 30, 2011, no earnings representing undistributed earnings were allocated to participating shares because the Company had a net loss for the both periods.

11.       Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps and caps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive loss with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched.  The ineffective portion of all hedges is recognized in earnings in the current period.  As of June 30, 2012 and December 31, 2011, approximately 25.2% and 25.1%, respectively, of the Company’s borrowings were subject to variable rates, after taking into consideration the effect of interest rate swaps and caps.

As of June 30, 2012 and December 31, 2011, the Company has entered into the following interest rate swaps and caps, which the Company has designated as cash flow hedges (in thousands):

	Notional value at		Hedge		Fair value at
Hedge type	June 30, 2012	December 31, 2011	interest rate	Maturity	June 30, 2012	December 31, 2011
Interest rate cap	$—	$48,000	6.00%	4/9/2012	$—	$—
Interest rate cap	—	37,000	6.00%	4/9/2012	—	—
Interest rate cap	—	60,000	5.00%	6/29/2012	—	—
Interest rate cap	50,000	50,000	3.50%	12/23/2012	—	3
Swap-cash flow	150,000	150,000	1.15%	12/23/2012	(747)	(1,145)
Swap-cash flow	40,000	40,000	1.00%	10/6/2013	(367)	(369)
Swap-cash flow	31,000	31,000	1.00%	10/6/2013	(285)	(285)
Interest rate cap	60,000	—	1.00%	6/29/2013	(22)	—
	$331,000	$416,000			$(1,421)	$(1,796)

As of June 30, 2012 and December 31, 2011, there was approximately $1.4 million and $1.8 million, respectively, in unrealized losses included in accumulated other comprehensive loss, a component of shareholders’ equity, related to interest rate hedges that are effective in offsetting the variable cash flows.  The Company does not expect to reclassify any amount into earnings within the next 12 months.  There were no ineffective hedges during either the three or six months ended June 30, 2012 or 2011.

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

•                  Investment in collateralized loans - Fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate. The market rate is determined by giving consideration to one or both of the following criteria, as appropriate: (1) interest rates for loans of comparable quality and maturity, and (2) the value of the underlying collateral. The fair values of the Company’s investment in collateralized loans are generally classified within Level 3 of the valuation hierarchy.  The fair value estimated at both June 30, 2012 and December 31, 2011 was $22.6 million.

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

•                  Fixed rate mortgage notes payable - The fair value estimated at June 30, 2012 and December 31, 2011 of $752.5 million and $771.5 million, respectively, is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan to value ratios, which is a Level 3 input. As a result, the Company determined that its fixed rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.  The carrying value of fixed rate mortgage notes payable at June 30, 2012 and December 31, 2011 was $777.2 million and $783.7 million, respectively.

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

Recurring Fair Value Measurements:  The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 (in thousands).

	Fair Value at June 30, 2012
	Level 1	Level 2	Level 3	Total
Interest rate swap and cap liability	$—	$(1,421)	$—	$(1,421)
Total	$—	$(1,421)	$—	$(1,421)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

13.       Related Party Transactions

Upon completion of the IPO, the management fee obligation of the RLJ Predecessor ceased to exist.  The Company paid monthly fees for management advisory services to the managing member of RLJ Development.  Such fees amounted to $0.3 million and $0.9 million for the three months and six months ended June 30, 2011, respectively, and are included in general and administrative expense.

The Company periodically pays or collects certain amounts on behalf of or from RLJ Companies, LLC, an entity controlled by Robert L. Johnson, the Company’s Executive Chairman. As of June 30, 2012, there was $15,000 due to RLJ Companies, LLC which was included in accounts payable and accrued expense.  At December 31, 2011, there was $28,000 due from RLJ Companies, LLC which was included in prepaid and other assets.

14.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2012	2011

Interest paid	$38,265	$50,908

Income taxes paid	$1,221	$1,010

Supplemental investing and financing transactions:
In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$182,658	$204,588
Accounts receivable	71	457
Other assets	556	862
Advance deposits	(163)	(368)
Accounts payable and accrued expenses	(432)	(2,209)
Application of purchase deposit	—	(8,500)
Acquisition of hotel properties	$182,690	$194,830

Supplemental non-cash transactions:
Change in fair market value of interest rate swaps	$375	$812

Accrued capital expenditures	$1,813	$—

Distributions payable	$17,742	$8,577

15.       Subsequent Events

On July 13, 2012, the Company paid a dividend of $0.165 per common share of beneficial interest to shareholders of record at June 29, 2012.

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

Statement Regarding Forward-Looking Information

The following information contains forward-looking statements within the meaning Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, cash flows, earnings before interest, tax, depreciation and amortization (“EBITDA”), funds from operations (“FFO”) and plans and objectives or the current or future state of the lodging industry.  These statements generally are characterized by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from offerings of our common shares of beneficial interest (“common shares”), our ability to identify suitable investments, our ability to close on identified investments and inaccuracies of our accounting estimates.  Given these uncertainties, undue reliance should not be placed on such statements.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

Overview

We are a self-advised and self-administered Maryland real estate investment trust, which invests primarily in premium-branded, focused-service and compact full-service hotels. As of June 30, 2012, we owned 144 hotels in 20 states and the District of Columbia comprising 21,342 rooms. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in urban and dense suburban markets that we believe generally exhibit multiple demand generators and high barriers to entry.

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

Critical Accounting Policies

Our discussion and analysis of the historical financial condition and results of operations of our predecessor is based on our predecessor’s combined consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the historical combined consolidated financial statements included elsewhere in this filing. We have set forth below those accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

Investment in Hotel Properties

Hotel acquisitions consist almost exclusively of land, land improvements, buildings, building improvements, furniture, fixtures and equipment and inventory. We record the purchase price among these asset classes based on their respective fair values. When we acquire hotels, we acquire them for use. Generally, we do not acquire any significant in-place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when hotels are acquired. The only intangible assets acquired through June 30, 2012 consisted of favorable lease agreements and miscellaneous operating agreements, which are short-term in nature. In conjunction with the acquisition of a hotel, we typically negotiate new franchise and management agreements with the selected brand and manager.

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

Results of Operations

At June 30, 2012 and 2011, we owned 144 and 140 hotels, respectively (excluding one hotel reported as discontinued operations in 2011). All hotels owned during these periods, excluding discontinued operations, have been included in our results of operations during those respective periods or since their date of acquisition. Operating results for certain hotels are not comparable for the three and six month periods ended June 30, 2012 and 2011. The hotels listed in the table below are hereafter referred to as non-comparable hotels.

Noncomparable hotel for the
Hotel	Location	Acquisition Date	three months ended June 30, 2012/2011	six months ended June 30, 2012/2011
Fairfield Inn & Suites Washington DC / Downtown (1)	Washington DC	June 1, 2010		x
Hilton Garden Inn Raleigh Durham-Research Triangle Park	Durham, NC	January 24, 2011		x
Hilton Garden Inn Pittsburgh University Place	Pittsburgh, PA	January 24, 2011		x
Hampton Inn Houston-Near the Galleria	Houston, TX	March 14, 2011		x
Courtyard Charleston Historic District	Charleston, SC	October 27, 2011	x	x
Residence Inn Bethesda Hotel Downtown	Bethesda, MD	May 29, 2012	x	x
Courtyard New York / Manhattan Upper East Side	New York, NY	May 30, 2012	x	x
Hilton Garden Inn San Francisco / Oakland Bay Bridge	Emeryville, CA	June 11, 2012	x	x

(1) Property was closed for renovation until March 29, 2011.

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011

Net income from continuing operations for the three months ended June 30, 2012 was $19.0 million compared to a net loss from continuing operations of $2.3 million for the three months ended June 30, 2011, representing an increase of $21.3 million. This improved performance was primarily due to a $19.0 million, or 9.3%, increase in total revenue (including $5.9 million arising from hotel acquisitions) and a $7.5 million, or 27.0%, decrease in interest expense, partially offset by a $4.8 million, or 2.7%, increase in total operating expenses.  The increase in total operating expenses was primarily attributable to $7.6 million from hotel acquisitions partially offset by non-recurring costs related to our IPO.

	For the three months ended June 30,
	2012	2011	$ change	% change
	(amounts in thousands)
Revenue
Hotel operating revenue
Room revenue	$194,842	$177,903	$16,939	9.5%
Food and beverage revenue	22,403	21,254	1,149	5.4%
Other operating department revenue	6,012	5,114	898	17.6%
Total revenue	223,257	204,271	18,986	9.3%

Expense
Hotel operating expense
Room	40,967	38,133	2,834	7.4%
Food and beverage	15,508	14,870	638	4.3%
Management fees	7,638	6,985	653	9.3%
Other hotel expenses	65,156	58,897	6,259	10.6%
Total hotel operating expense	129,269	118,885	10,384	8.7%
Depreciation and amortization	31,454	30,702	752	2.4%
Property tax, insurance and other	12,474	12,068	406	3.4%
General and administrative	7,481	6,165	1,316	21.3%
Transaction and pursuit costs	2,795	634	2,161	340.9%
IPO Costs	—	10,244	(10,244)	(100.0)%
Total operating expense	183,473	178,698	4,775	2.7%
Operating income	39,784	25,573	14,211	55.6%
Other income	106	69	37	53.6%
Interest income	418	357	61	17.1%
Interest expense	(20,374)	(27,894)	7,520	(27.0)%
Loss on disposal	(634)	—	(634)	—

Income (loss) from continuing operations before income taxes	19,300	(1,895)	21,195	1118.5%

Income tax expense	(281)	(407)	126	(31.0)%
Income (loss) from continuing operations	19,019	(2,302)	21,321	926.2%

Loss from discontinued operations	—	(159)	159	(100.0)%

Net income (loss)	19,019	(2,461)	21,480	872.8%

Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	38	(83)	121	(145.8)%
Noncontrolling interest in common units of Operating Partnership	(172)	21	(193)	919.0%

Net income (loss) attributable to the Company	18,885	(2,523)	21,408	848.5%

Distributions to preferred unitholders	—	(45)	45	(100.0)%

Net income (loss) attributable to common shareholders	$18,885	$(2,568)	$21,453	835.4%

Revenue

Total revenue increased $19.0 million, or 9.3%, to $223.3 million for the three months ended June 30, 2012 from $204.3 million for the three months ended June 30, 2011. The increase was a result of $5.9 million in revenue attributable to non-comparable hotels and a 6.7% increase in RevPAR at the comparable properties.

The following are the quarter-to-date key hotel operating statistics for hotels owned at June 30, 2012 and 2011, respectively:

	For the three months ended June 30,
	2012	2011	% Change
Number of hotels (at end of period)	144	140	2.9%
Occupancy %	76.9%	75.5%	1.8%
ADR	$134.85	$127.44	5.8%
RevPAR	$103.68	$96.23	7.7%

Portfolio RevPAR increased to $103.68 from $96.23, a 7.7% increase.  RevPAR, excluding non-comparable hotels, increased 6.7% and was driven by a 5.1% increase in ADR and a 1.5% increase in occupancy.  RevPAR at non-comparable hotels increased 57.1%, driven by an ADR increase of 23.8% and an occupancy increase of 22.1%.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $16.9 million, or 9.5%, to $194.8 million for the three months ended June 30, 2012 from $177.9 million for the three months ended June 30, 2011.  This increase was a result of $5.3 million of room revenue from non-comparable hotels and a 6.7% RevPAR growth in comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $1.1 million, or 5.4%, to $22.4 million for the three months ended June 30, 2012 from $21.3 million for the three months ended June 30, 2011. The increase includes $0.4 million in food and beverage revenue arising from non-comparable hotels.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources, increased $0.9 million, or 17.6%, to $6.0 million for the three months ended June 30, 2012 from $5.1 million for the three months ended June 30, 2011 primarily due to a $0.5 million increase in parking revenue across the portfolio and a $0.2 million increase in tenant rent revenue.

Hotel Operating Expense

Hotel operating expense increased $10.4 million, or 8.7%, to $129.3 million for the three months ended June 30, 2012 from $118.9 million for the three months ended June 30, 2011. This increase includes $3.1 million in hotel operating expense as a result of non-comparable hotels. The remaining increase was primarily attributable to higher room expense, other operating department costs, and management and franchise fees.  Room expense and other operating department costs were driven by higher occupancy at hotels not under renovation.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $0.7 million, or 2.4%, to $31.4 million for the three months ended June 30, 2012 from $30.7 million for the three months ended June 30, 2011. The increase reflects a $0.7 million increase in depreciation on building and furniture, fixtures and equipment for capital expenditures made during the three months ended June 30, 2012 and a $1.1 million increase in depreciation and amortization expense arising from non-comparable hotels. The offsetting decrease is a result of furniture, fixtures and equipment being fully depreciated during the periods.

Property Tax, Ground Rent and Insurance

Property tax, ground rent and insurance expense increased $0.4 million, or 3.4%, to $12.5 million for the three months ended June 30, 2012 from $12.1 million for the three months ended June 30, 2011.  The increase includes $0.6 million in property tax, ground rent and insurance expense arising from non-comparable hotels.  Property tax, ground rent and insurance expense for the remainder of the portfolio decreased $0.2 million.

General and Administrative

General and administrative expense increased $1.3 million, or 21.3%, to $7.5 million for the three months ended June 30, 2012 from $6.2 million for the three months ended June 30, 2011.  The increase in general and administrative expense is attributable to an increase in amortization of restricted share awards of $1.1 million, professional fees of $0.3 million and public company expenses of $0.2 million.  This is partially offset by a decrease of $0.3 million of management advisory fees.

Transaction and Pursuit costs

Transaction and pursuit costs increased $2.2 million to $2.8 million for the three months ended June 30, 2012 from $0.6 million for the three months ended June 30, 2011. There were three acquisitions during the three months ended June 30, 2012 compared to no acquisitions during the three months ended June 30, 2011 resulting in transaction costs of $2.8 million for the period.

IPO Costs

Non-recurring IPO and related formation transaction costs totaled $10.2 million for the three months ended June 30, 2011.  Such costs primarily arose as a result of the transfer and assumption of indebtedness and other contractual obligations of our predecessor in conjunction with the IPO and our formation transactions.  There were no such costs for the three months ended June 30, 2012.

Interest Income

Interest income increased $0.1 million, or 17.1%, to $0.4 million for the three months ended June 30, 2012 from $0.4 million for the three months ended June 30, 2011.

Interest Expense

Interest expense decreased $7.5 million, or 27.0%, to $20.4 million for the three months ended June 30, 2012 from $27.9 million for the three months ended June 30, 2011.  The decrease in interest expense was the result of a $1.6 million decrease in mortgage interest expense due to approximately $472.6 million of mortgage principal balances that were paid down with proceeds from our IPO, $2.9 million of expense related to the payoff of variable rate indebtedness, $1.7 million of interest expense related to the term loan which was incurred during the three months ended June 30, 2011 but not in 2012, the expiration of unfavorable interest rate hedges resulting in a decrease in hedge related interest expense of $0.8 million and a decrease in deferred financing fee expense of $1.4 million.  The offsetting increase was primarily due to a $0.2 million increase of unused fee incurred on the $300.0 million credit facility and $0.6 million of interest incurred on borrowings on the credit facility.

Loss on Disposal

Loss on disposal increased $0.6 million to $0.6 million for the three months ended June 30, 2012 from zero for the three months ended June 30, 2011.  The increase was the result of the disposal of furniture, fixtures and equipment at the Hotel Indigo Garden District, in New Orleans, Louisiana, that was purchased at acquisition.

Income Taxes

As part of the structure, the Company owns TRSs that are subject to federal and state income taxes; as such the Company calculates an effective rate for each quarter.  The effective tax rates were 18.67% and 56.58% for the three months ended June 30, 2012 and June 30, 2011, respectively.  The decrease in rate is primarily due to forecast losses in the TRS entity and subsequent application of a valuation allowance.  The Company’s tax expense decreased $0.1 million to $0.3 million for the three months ended June 30, 2012 from $0.4 million for the three months ended June 30, 2011, primarily as a result of recognition of federal tax benefits related to our stand alone TRSs.

Loss from Discontinued Operations

Net loss from discontinued operations decreased $0.2 million to zero for the three months ended June 30, 2012 from $0.2 million for the three months ended June 30, 2011. The decrease in net loss from discontinued operations arose from the transfer of title to the New York LaGuardia Airport Marriott pursuant to a deed in lieu of foreclosure arrangement on August 5, 2011.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

Net income from continuing operations for the six months ended June 30, 2012 was $12.1 million compared to a net loss from continuing operations of $17.6 million for the six months ended June 30, 2011, representing an increase of $29.7 million. This improved performance was primarily due to a $34.0 million, or 9.1%, increase in total revenue (including $13.8 million arising from hotel acquisitions) and a $13.2 million, or 24.6%, decrease in interest expense, partially offset by an $16.6 million, or 4.9%, increase in total operating expenses.  The increase in total operating expenses was primarily attributable to $14.6 million from hotel acquisitions partially offset by non-recurring costs related to our IPO.

	For the six months ended June 30,
	2012	2011	$ change	% change
	(amounts in thousands)
Revenue
Hotel operating revenue
Room revenue	$353,421	$322,628	$30,793	9.5%
Food and beverage revenue	41,908	40,167	1,741	4.3%
Other operating department revenue	11,121	9,645	1,476	15.3%
Total revenue	406,450	372,440	34,010	9.1%

Expense
Hotel operating expense
Room	77,897	71,741	6,156	8.6%
Food and beverage	29,948	28,289	1,659	5.9%
Management fees	13,942	12,764	1,178	9.2%
Other hotel expenses	123,714	113,184	10,530	9.3%
Total hotel operating expense	245,501	225,978	19,523	8.6%
Depreciation and amortization	65,151	62,453	2,698	4.3%
Property tax, insurance and other	25,108	23,488	1,620	6.9%
General and administrative	14,741	11,175	3,566	31.9%
Transaction and pursuit costs	2,814	3,332	(518)	(15.5)%
IPO Costs	—	10,244	(10,244)	(100.0)%
Total operating expense	353,315	336,670	16,645	4.9%
Operating income	53,135	35,770	17,365	48.5%
Other income	190	224	(34)	(15.2)%
Interest income	837	840	(3)	(0.4)%
Interest expense	(40,555)	(53,752)	13,197	(24.6)%
Loss on disposal	(634)	—	(634)	—
Income (loss) from continuing operations before income taxes	12,973	(16,918)	29,891	176.7%
Income tax expense	(875)	(688)	(187)	27.2%
Income (loss) from continuing operations	12,098	(17,606)	29,704	(168.7)%
Loss from discontinued operations	—	(1,131)	1,131	(100.0)%
Net income (loss)	12,098	(18,737)	30,835	(164.6)%
Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	408	77	331	429.9%
Noncontrolling interest in common units of Operating Partnership	(134)	21	(155)	738.1%
Net income (loss) attributable to the Company	12,372	(18,639)	31,011	166.4%
Distributions to preferred unitholders	—	(61)	61	(100.0)%
Net income (loss) attributable to common shareholders	$12,372	$(18,700)	$31,072	166.2%

Revenue

Total revenue increased $34.0 million, or 9.1%, to $406.5 million for the six months ended June 30, 2012 from $372.4 million for the six months ended June 30, 2011. The increase was a result of $13.8 million in revenue attributable to non-comparable hotels and a 4.9% increase in RevPAR at the comparable properties.

The following are the year-to-date key hotel operating statistics for hotels owned at June 30, 2012 and 2011, respectively:

	For the six months ended
	June 30,
	2012	2011	% Change
Number of hotels (at end of period)	144	140	2.9%
Occupancy %	72.3%	71.5%	1.2%
ADR	$130.55	$124.50	4.9%
RevPAR	$94.44	$88.99	6.1%

Portfolio RevPAR increased to $94.44 from $88.99, a 6.1% increase.  RevPAR, excluding non-comparable hotels, increased 4.9% and was driven by a 3.8% increase in ADR and a 1.0% increase in occupancy.  RevPAR at non-comparable hotels increased 36.0%, driven by an ADR increase of 26.0% and an occupancy increase of 8.0%.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $30.8 million, or 9.5%, to $353.4 million for the six months ended June 30, 2012 from $322.6 million for the six months ended June 30, 2011.  This increase was a result of $12.3 million of room revenue from non-comparable hotels and a 4.9% RevPAR growth in comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $1.7 million, or 4.3%, to $41.9 million for the six months ended June 30, 2012 from $40.2 million for the six months ended June 30, 2011. The increase includes $0.7 million in food and beverage revenue arising from non-comparable hotels.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources, increased $1.5 million, or 15.3%, to $11.1 million for the six months ended June 30, 2012 from $9.6 million for the six months ended June 30, 2011.  The increase is primarily due to $0.8 million of other operating department revenue at non-comparable hotels and a $0.5 million increase in parking revenue across the portfolio.

Hotel Operating Expense

Hotel operating expense increased $19.5 million, or 8.6%, to $245.5 million for the six months ended June 30, 2012 from $226.0 million for the six months ended June 30, 2011. This increase includes $6.3 million in hotel operating expense as a result of non-comparable hotels. The remaining increase was primarily attributable to higher room expense, other operating department costs, and management and franchise fees.  Room expense and other operating department costs were driven by higher occupancy at hotels not under renovation.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $2.7 million, or 4.3%, to $65.1 million for the six months ended June 30, 2012 from $62.5 million for the six months ended June 30, 2011. The increase reflects a $2.6 million increase in depreciation on building and furniture, fixtures and equipment for capital expenditures made during the six months ended June 30, 2012, a $2.2 million increase in depreciation and amortization expense arising from non-comparable hotels and $3.1 million of accelerated depreciation of furniture, fixtures and equipment at certain hotels that underwent renovations during the period. The offsetting decrease is a result of furniture, fixtures and equipment being fully depreciated during the periods.

Property Tax, Ground Rent and Insurance

Property tax, ground rent and insurance expense increased $1.6 million, or 6.9%, to $25.1 million for the six months ended June 30, 2012 from $23.5 million for the six months ended June 30, 2011.  The increase includes $1.0 million in property tax, ground rent and insurance expense arising from non-comparable hotels.  Property tax, ground rent and insurance expense for the remainder of the portfolio increased $0.6 million.

General and Administrative

General and administrative expense increased $3.6 million, or 31.9%, to $14.7 million for the six months ended June 30, 2012 from $11.2 million for the six months ended June 30, 2011.  The increase in general and administrative expense is attributable to an increase in amortization of restricted share awards of $2.7 million, professional fees of $0.8 million and public company expenses of $0.5 million.  This is partially offset by a decrease of $0.9 million in management advisory fees.

Transaction and Pursuit costs

Transaction and pursuit costs decreased $0.5 million to $2.8 million for the six months ended June 30, 2012 from $3.3 million for the six months ended June 30, 2011. There were three acquisitions during the six months ended June 30, 2012 compared to nine acquisitions during the six months ended June 30, 2011.

IPO Costs

Non-recurring IPO and related formation transaction costs totaled $10.2 million for the six months ended June 30, 2011.  Such costs primarily arose as a result of the transfer and assumption of indebtedness and other contractual obligations of our predecessor in conjunction with the IPO and our formation transactions.  There were no such costs for the six months ended June 30, 2012.

Interest Expense

Interest expense decreased $13.2 million, or 24.6%, to $40.6 million for the six months ended June 30, 2012 from $53.8 million for the six months ended June 30, 2011.  The decrease in interest expense was the result of a $5.0 million decrease in mortgage interest expense due to approximately $472.6 million of mortgage principal balances that were paid down with proceeds from our IPO, $2.9 million of expense related to the payoff of variable rate indebtedness, $3.2 million of interest expense related to the term loan which was incurred during the six months ended June 30, 2011 but not in 2012, the expiration of unfavorable interest rate hedges resulting in a decrease in hedge related interest expense of $1.6 million and a decrease in deferred financing fee expense of $1.6 million.  The offsetting increase was primarily due to a $0.5 million increase of unused fee incurred on the $300.0 million credit facility and $0.6 million of interest incurred on borrowings on the credit facility.

Loss on Disposal

Loss on disposal increased $0.6 million to $0.6 million for the six months ended June 30, 2012 from zero for the six months ended June 30, 2011.  The increase was the result of the disposal of furniture, fixtures and equipment at the Hotel Indigo Garden District, in New Orleans, Louisiana, that was purchased at acquisition.

Income Taxes

As part of the structure, the Company owns TRSs that are subject to federal and state income taxes; as such the Company calculates an effective rate for each quarter.  The effective tax rates were 4.99% and 3.66% for the six months ended June 30, 2012 and 2011, respectively.  The increase in rate is primarily due to state taxes at the Operating Partnership.  The Company’s tax expense increased $0.2 million to $0.9 million for the six months ended June 30, 2012 from $0.7 million for the six months ended June 30, 2011, primarily as a result of state taxes based on revenues as well as taxes at the Operating Partnership.

Loss from Discontinued Operations

Net loss from discontinued operations decreased $1.1 million to zero for the six months ended June 30, 2012 from $1.1 million for the six months ended June 30, 2011. The decrease in net loss from discontinued operations arose from the transfer of title to the New York LaGuardia Airport Marriott pursuant to a deed in lieu of foreclosure arrangement on August 5, 2011.

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

Funds From Operations

We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization, and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations. We believe that the presentation of FFO provides useful information to investors regarding our operating performance by excluding the effect of depreciation and amortization, gains or losses from sales for real estate, extraordinary items and the portion of items related to unconsolidated entities, all of which are based on historical cost accounting, and that FFO can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. Additionally, FFO may not be helpful when comparing us to non-REITs.  We present FFO attributable to common shareholders, which includes our OP units, because our OP units are redeemable for common shares.  We believe it is meaningful for the investor to understand FFO attributable to all common shares and OP units.

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

The following is a reconciliation of our GAAP net income (loss) to FFO and Adjusted FFO for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income (loss) (1)	$19,019	$(2,461)	$12,098	$(18,737)
Depreciation and amortization	31,454	30,702	65,151	62,453
Depreciation and amortization, discontinued operations	—	983	—	1,933
Distributions to preferred unitholders	—	(45)	—	(61)
Loss on disposal	634	—	634	—
Noncontrolling interest in joint venture	38	(83)	408	77
Adjustments related to joint venture (2)	(113)	(75)	(211)	(145)
FFO attributable to common shareholders	51,032	29,021	78,080	45,520
Transaction and pursuit costs	2,795	634	2,814	3,332
IPO Costs (3)	—	10,244	—	10,244
Amortization of share based compensation	1,754	639	3,213	639
Other expenses (4)(5)	—	4,883	—	5,665
Adjusted FFO	$55,581	$45,421	$84,107	$65,400

(1)  Includes net loss of discontinued operations.

(2)  Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(3)  Includes expenses related to the transfer and assumption of indebtedness and other contractual obligations of our predecessor in connection with the IPO and our formation transactions.

(4)  Includes $4.3 million, for both the three and six months ended June 30, 2011, of incremental interest expense related to the accelerated payoff of mortgage indebtedness.

(5)  Includes $0.6 million and $1.4 million, respectively, for the three and six months ended June 30, 2011 of certain compensation obligations of our predecessor not continued.

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is defined as net income or loss excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; and (3) depreciation and amortization. We consider EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results.  In addition, EBITDA is used as one measure in determining the value of hotel acquisitions and dispositions. We present EBITDA attributable to common shareholders, which includes our OP units, because our OP units are redeemable for common shares.  We believe it is meaningful for the investor to understand EBITDA attributable to all common shares and OP units.

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

The following is a reconciliation of our GAAP net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income (loss) (1)	$19,019	$(2,461)	$12,098	$(18,737)
Depreciation and amortization	31,454	30,702	65,151	62,453
Depreciation and amortization, discontinued operations	—	983	—	1,933
Distributions to preferred unitholders	—	(45)	—	(61)
Interest expense, net (2)	20,364	27,949	40,533	53,721
Interest expense, net, discontinued operations	—	205	—	410
Income tax expense	281	407	875	688
Noncontrolling interest in joint venture	38	(83)	408	77
Adjustments related to joint venture (3)	(287)	(249)	(559)	(494)
EBITDA	70,869	57,408	118,506	99,990
Transaction and pursuit costs	2,795	634	2,814	3,332
IPO costs (4)	—	10,244	—	10,244
Loss on disposal	634	—	634	—
Amortization of share based compensation	1,754	639	3,213	639
Other expenses (5)	—	581	—	1,362
Adjusted EBITDA	$76,052	$69,506	$125,167	$115,567

(1)  Includes net loss of discontinued operations.

(2)  Excludes amounts attributable to investment in loans of $0.4 million and $0.8 million for the three and six months ended June 30, 2012 and 2011, respectively.

(3)  Includes depreciation, amortization and interest expense allocated to the noncontrolling interest in joint venture.

(4)  Includes expenses related to the transfer and assumption of indebtedness and other contractual obligations of our predecessor in connection with the IPO and our formation transactions.

(5)  Includes $0.6 million and $1.4 million, respectively, for the three and six months ended June 30, 2011 of certain compensation obligations of our predecessor not continued.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotels, including:

•                  recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards;

•                  interest expense and scheduled principal payments on outstanding indebtedness, including our revolving credit facility (see “Revolving Credit Facility”);

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

Revolving Credit Facility

We have an unsecured revolving credit facility that provides for maximum borrowings of up to $300.0 million.  The credit facility requires that a group of no less than fifteen of our hotel properties remain unencumbered by indebtedness.  The credit facility contains certain financial covenants relating to maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  We were in compliance with all such covenants at June 30, 2012.  If an event of default exists, under the terms of the credit facility, we are not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status. The credit facility matures on June 20, 2014 and may be extended for an additional year, at our option.

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

The Company incurred interest expense on the credit facility for the three and six months ended June 30, 2012 of approximately $0.6 million and $0.6 million, respectively. For the three and six months ended June 30, 2012, the Company incurred an unused commitment fee of approximately $0.2 million and $0.5 million, respectively.  There are $85.0 million of borrowings outstanding under the revolving credit facility as of the date of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

As of June 30, 2012, we had $155.6 million of cash and cash equivalents compared to $310.2 million at December 31, 2011.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $58.2 million for the six months ended June 30, 2012. Net income of $12.1 million was partially offset by significant non-cash expenses, including $65.2 million of depreciation, $2.1 million of amortization of deferred financing costs, $0.5 million of amortization of deferred management fees, $0.6 million loss on disposal and $3.2 million of amortization of share based compensation. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $25.5 million.

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

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $254.6 million for six months ended June 30, 2012 primarily due to $182.7 million used for the purchase of three hotels, $77.0 million in improvements and additions to hotels, $0.2 million of additions to property and equipment, offset by the net release of restricted cash reserves of $5.2 million.

Net cash flow used in investing activities totaled $245.9 million for six months ended June 30, 2011 primarily due to $194.8 million used for the purchase of nine hotels, $26.3 million in improvements and additions to hotels, and the net funding of restricted cash reserves of $24.8 million.

Cash flows from Financing Activities

Net cash flow provided by financing activities totaled $41.8 million for six months ended June 30, 2012 primarily due to $85.0 million of borrowings under the credit facility and $85.0 million of proceeds from mortgage loans.  This was offset by $91.5 million of mortgage loan repayments, $1.1 million paid to repurchase common shares to satisfy employee statutory minimum federal income tax obligations, $33.8 million of distributions on common shares and OP units and $1.8 million paid for deferred financing fees.

Net cash flow provided by financing activities totaled $288.4 million for six months ended June 30, 2011 primarily due to $568.7 of proceeds from the issuance of common shares, $140.0 million in proceeds from the term loan and $126.7 million in net contributions from partners.  This was offset by $483.2 million of mortgage loan repayments, $39.2 million paid for offering costs related to the common shares, $16.3 million of partners’ distributions, $3.3 million in payment of member distributions, $0.5 million of payments for the redemption of preferred units, a $0.5 million distribution related to the joint venture noncontrolling interest and $4.0 million paid for deferred financing fees.

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

The Company’s 2012 capital plan to upgrade and/or reposition 45 hotels for approximately $95.0 million is currently in progress.

During the quarter ended June 30, 2012, approximately $9.1 million of additional upgrades were initiated at five hotels.  Year-to-date, the Company has initiated an estimated $62.6 million of upgrades across 22 hotels, which also includes the recent completion of the $25.0 million rooms renovation at the DoubleTree by Hilton Hotel Metropolitan New York City.

Once the remaining 23 assets are completed, the Company’s comprehensive two-year capital program will be substantially complete.

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 2.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2012, approximately $43.5 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2012, we had approximately $558.0 million of total variable debt outstanding (or 41.8% of total indebtedness) with a weighted average interest rate of 4.81% per annum.  If market rates of interest on our variable rate debt outstanding as of June 30, 2012 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $3.1 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2012, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Fixed rate debt	$—	$—	$—	$196,999	$580,187	$—	$777,186
Weighted average interest rate	—	—	—	5.56%	6.29%	—	6.11%
Variable rate debt	$—	$331,000	$142,000	$—	$85,000	$—	$558,000
Weighted average interest rate	—	5.79%	3.85%	—	2.60%	—	4.81%
Total	$—	$331,000	$142,000	$196,999	$665,187	$—	$1,335,186

The foregoing table reflects indebtedness outstanding as of June 30, 2012 and does not consider indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our combined consolidated financial statements.  If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. As of June 30, 2012, the estimated fair value of our fixed rate debt was $752.5 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Item 4.                     Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2012 that were not registered under the Securities Act of 1933, as amended.

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

On June 3, 2011, we sold 4,095,000 common shares in connection with the Overallotment for gross proceeds of approximately $73.7 million.  The proceeds to us from the Overallotment were approximately $69.1 million, net of the underwriters’ discount of approximately $4.6 million.  As of June 30, 2012, the Company holds the net proceeds from the overallotment as cash, to be used for working capital purposes or to invest in short-term, interest-bearing, investment-grade securities, and money market accounts that are consistent with our intention to qualify as a REIT.

All of the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our trustees, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common shares; or (iii) our affiliates.

Issuer Purchases of Equity Securities

During the six months ended June 30, 2012, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2011 Plan.

The following table summarizes all of these repurchases during the six months ended June 30, 2012.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publibly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2012 through January 31, 2012	—		—	N/A	N/A
February 1, 2012 through February 29, 2012	24,128	(1)	$18.15	—	N/A
March 1, 2012 through March 31, 2012	536	(1)	$17.44	—	N/A
April 1, 2012 through April 30, 2012	—		—	N/A	N/A
May 1, 2012 through May 31, 2012	25,264	(1)	$18.44	—	N/A
June 1, 2012 through June 30, 2012	9,537	(1)	$17.29	—	N/A

Total during six months ended June 30, 2012	59,465

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

RLJ LODGING TRUST

Dated: August 8, 2012	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr.
President, Chief Executive Officer and Trustee

Dated: August 8, 2012	/s/ LESLIE D. HALE
Leslie D. Hale
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

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