Form 10-Q
period 2012-09-30
RLJ Lodging Trust
filed 2012-11-08
CIK 1511337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, 106,600,365 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

RLJ Lodging Trust

Combined Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Investment in hotel properties, net	$3,004,618	$2,820,457
Investment in loans	12,480	12,633
Cash and cash equivalents	192,102	310,231
Restricted cash reserves	68,275	87,288
Hotel receivables, net of allowance of $295 and $150, respectively	29,324	20,081
Deferred financing costs, net	8,235	9,639
Deferred income tax asset	1,682	1,369
Prepaid expense and other assets	28,521	28,320
Total assets	$3,345,237	$3,290,018
Liabilities and Equity
Borrowings under credit facility	$85,000	$—
Mortgage loans	1,331,967	1,341,735
Interest rate swap liability	1,032	1,796
Accounts payable and accrued expense	80,385	86,213
Deferred income tax liability	3,281	3,314
Advance deposits and deferred revenue	10,320	4,781
Accrued interest	2,397	2,115
Distributions payable	17,902	16,076
Total liabilities	1,532,284	1,456,030

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 106,600,365 and 106,279,049 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	1,067	1,063
Additional paid-in-capital	1,839,195	1,835,011
Accumulated other comprehensive loss	(1,018)	(1,782)
Distributions in excess of net earnings	(44,336)	(18,960)
Total shareholders’ equity	1,794,908	1,815,332

Noncontrolling interest
Noncontrolling interest in joint venture	6,718	7,170
Noncontrolling interest in Operating Partnership	11,327	11,486
Total noncontrolling interest	18,045	18,656
Total equity	1,812,953	1,833,988
Total liabilities and equity	$3,345,237	$3,290,018

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenue
Hotel operating revenue
Room revenue	$197,584	$172,589	$551,005	$495,217
Food and beverage revenue	21,359	19,497	63,267	59,664
Other operating department revenue	6,274	5,165	17,395	14,810
Total revenue	225,217	197,251	631,667	569,691
Expense
Hotel operating expense
Room	43,545	39,012	121,442	110,753
Food and beverage	15,159	13,479	45,107	41,767
Management fees	7,913	6,755	21,855	19,519
Other hotel expenses	67,506	59,559	191,220	172,744
Total hotel operating expense	134,123	118,805	379,624	344,783
Depreciation and amortization	30,811	29,026	95,962	91,479
Impairment loss	896	—	896	—
Property tax, insurance and other	14,234	12,463	39,342	35,951
General and administrative	8,073	6,329	22,814	17,504
Transaction and pursuit costs	326	282	3,140	3,614
IPO costs	—	89	—	10,333
Total operating expense	188,463	166,994	541,778	503,664
Operating income	36,754	30,257	89,889	66,027
Other income	68	518	258	742
Interest income	438	424	1,275	1,264
Interest expense	(21,620)	(21,664)	(62,175)	(75,415)
Loss on disposal	—	—	(634)	—

Income (loss) from continuing operations before income taxes	15,640	9,535	28,613	(7,382)

Income tax expense	(339)	(858)	(1,214)	(1,546)
Income (loss) from continuing operations	15,301	8,677	27,399	(8,928)

Income from discontinued operations	—	22,970	—	21,838

Net income	15,301	31,647	27,399	12,910

Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	44	(22)	452	55
Noncontrolling interest in common units of Operating Partnership	(149)	(306)	(283)	(285)
Net income attributable to the Company	15,196	31,319	27,568	12,680

Distributions to preferred unitholders	—	—	—	(61)

Net income attributable to common shareholders	$15,196	$31,319	$27,568	$12,619

Basic per common share data:
Net income (loss) per share attributable to common shareholders before discontinued operations	$0.14	$0.08	$0.26	$(0.10)
Discontinued operations	—	0.22	—	0.24
Net income per share attributable to common shareholders	$0.14	$0.30	$0.26	$0.14
Weighted-average number of common shares	105,453,978	105,228,305	105,392,071	89,316,830

Diluted per common share data:
Net income (loss) per share attributable to common shareholders before discontinued operations	$0.14	$0.08	$0.26	$(0.10)
Discontinued operations	—	0.22	—	0.24
Net income per share attributable to common shareholders	$0.14	$0.30	$0.26	$0.14
Weighted-average number of common shares	105,509,104	105,228,305	105,446,211	89,316,830

Comprehensive income
Net income attributable to the Company	$15,196	$31,319	$27,568	$12,680
Unrealized gain on interest rate derivatives	389	682	764	1,494
Comprehensive income attributable to the Company	$15,585	$32,001	$28,332	$14,174

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statement of Changes in Equity

(Amounts in thousands, except share data)

(unaudited)

	Shareholders’ Equity				Accumulated	Noncontrolling Interests
	Common Stock			Distributions	Other			Total
	Shares	Par Value	Additional Paid- in-Capital	in excess of net earnings	Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	106,279,049	$1,063	$1,835,011	$(18,960)	$(1,782)	$11,486	$7,170	$18,656	$1,833,988

Net income	—	—	—	27,568	—	283	(452)	(169)	27,399
Unrealized gain on interest rate derivative	—	—	—	—	764	—	—	—	764
Issuance of restricted stock	436,646	4	(4)	—	—	—	—	—	—
Amortization of share based compensation	—	—	5,763	—	—	—	—	—	5,763
Share grants to trustees	6,466	—	120	—	—	—	—	—	120
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(94,918)	—	(1,695)	—	—	—	—	—	(1,695)
Forfeiture of restricted stock	(26,878)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(52,944)	—	(442)	—	(442)	(53,386)
Balance at September 30, 2012	106,600,365	$1,067	$1,839,195	$(44,336)	$(1,018)	$11,327	$6,718	$18,045	$1,812,953

The accompanying notes are an integral part of these combined consolidated financial statements.

	Partners’ Capital								Shareholders’ Equity				Accumulated	Noncontrolling Interests
	Fund II		Fund III						Common Stock			Distributions	Other			Total	Total Owners’ /
	General	Limited	General	Limited	Members’ Capital		Preferred Units				Additional Paid-	in excess of	Comprehensive	Operating	Consolidated	Noncontrolling	Shareholders’
	Partner	Partners	Partner	Partners	Class A	Class B	Fund II	Fund III	Shares	Par Value	in-Capital	net earnings	Loss	Partnership	Joint Venture	Interests	Equity
Balance at December 31, 2010	$(13,409)	$433,013	$(23,328)	$811,918	$6,592	$4,751	$189	$190	—	$—	$—	$—	$(3,806)	$—	$7,623	$7,623	$1,223,733
Net income (loss)	(7)	(9,444)	—	(234)	(256)	(85)	—	—	—	—	—	22,706	—	285	(55)	230	12,910
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	—	—	—	—	—	—	1,494	—	—	—	1,494
Partners’ contributions	4,258	3,291	5,031	114,141	—	—	—	—	—	—	—	—	—	—	—	—	126,721
Partners’ distributions	(3,230)	(4,876)	(3,798)	(4,392)	—	—	—	—	—	—	—	—	—	—	—	—	(16,296)
Members’ distributions	—	—	—	—	(2,666)	(596)	—	—	—	—	—	—	—	—	—	—	(3,262)

Proceeds from sale of common stock, net	—	—	—	—	—	—	—	—	31,595,000	316	529,058	—	—	—		—	529,374
Issuance of restricted stock	—	—	—	—	—	—	—	—	1,120,830	11	(11)	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	—	—	—	—	—	—	—	1,962	—	—	—	—	—	1,962
Share grants to trustees	—	—	—	—	—	—	—	—	5,434	—	80	—	—	—	—	—	80
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	—	—	—	—	—	—	(24,148)	—	(338)	—	—	—	—	—	(338)
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	(3,000)	—	(53)	—	—	—	—	—	(53)
Exchange of owners’ equity for common stock and units	12,388	(421,960)	22,095	(921,396)	(3,670)	(4,070)	61	60	73,605,951	736	1,304,343	—	—	11,571	—	11,571	158
Distributions to JV partner	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(500)	(500)	(500)
Distributions to preferred unitholders	—	(24)	—	(37)	—	—	—	—	—	—		—	—	—	—	—	(61)
Redemption of preferred units	—	—	—	—	—	—	(250)	(250)	—	—	—	—	—	—	—	—	(500)
Distributions on common shares and units	—	—	—	—	—	—	—	—	—	—	—	(24,451)	—	(205)	—	(205)	(24,656)

Balance at September 30, 2011	$—	$—	$—	$—	$—	$—	$—	$—	106,300,067	$1,063	$1,835,041	$(1,745)	$(2,312)	$11,651	$7,068	$18,719	$1,850,766

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$27,399	$12,910
Adjustments to reconcile net income to cash flow provided by operating activities:
Gain on extinguishment of indebtedness	—	(23,516)
Depreciation and amortization	95,962	91,479
Amortization of deferred financing costs	3,167	4,816
Amortization of deferred management fees	750	750
Impairment loss	896	—
Loss on disposal	634	—
Share grants to trustees	120	80
Amortization of share based compensation	5,763	1,962
Deferred income taxes	(346)	—
Changes in assets and liabilities:
Hotel receivables, net	(9,172)	(7,286)
Prepaid expense and other assets	(436)	(7,895)
Accounts payable and accrued expense	(6,721)	19,969
Advance deposits and deferred revenue	5,376	(1,300)
Accrued interest	282	(1,396)
Net cash flow provided by operating activities	123,674	90,573

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(182,690)	(194,830)
Proceeds from principal payments on investment in loans	153	155
Improvements and additions to hotel properties	(98,236)	(51,988)
Additions to property and equipment	(257)	(93)
Releases from (funding of) restricted cash reserves, net	19,013	(19,070)
Net cash flow used in investing activities	(262,017)	(265,826)

Cash flows from financing activities:
Borrowings under credit facility	85,000	—
Proceeds from term loan	—	140,000
Proceeds from mortgage loans	85,000	—
Payment of mortgage principal	(94,768)	(486,260)
Distributions to noncontrolling interest	—	(500)
Repurchase of common shares	(1,695)	(338)
Distributions on common shares	(51,132)	(8,506)
Distributions on OP units	(428)	(71)
Payment of preferred unitholder distributions	—	(61)
Payment of deferred financing costs	(1,763)	(4,146)
Payment of members’ distributions	—	(3,104)
Proceeds from partners’ contributions	—	126,721
Payment of partners’ distributions	—	(16,296)
Distribution to preferred unitholders	—	(500)
Proceeds from issuance of common shares	—	568,700
Payment of offering costs	—	(39,379)
Net cash flow provided by financing activities	20,214	276,260

Net change in cash and cash equivalents	(118,129)	101,007
Cash and cash equivalents, beginning of period	310,231	267,454
Cash and cash equivalents, end of period	$192,102	$368,461

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust
Notes to the Combined Consolidated Financial Statements

(unaudited)

1.              Organization

RLJ Lodging Trust (the “Company”) was formed as a Maryland real estate investment trust (“REIT”) on January 31, 2011. The Company is a self-advised and self-administered REIT that invests primarily in premium-branded, focused-service and compact full-service hotels. The Company completed the initial public offering of its common shares of beneficial interest (the “IPO”) on May 16, 2011. The IPO resulted in the sale of 27,500,000 common shares at a price per share of $18.00 and generated gross proceeds of $495.0 million.  The aggregate proceeds to the Company, net of underwriters’ discounts in connection with the IPO, were approximately $464.1 million.  On June 3, 2011, the Company issued and sold an additional 4,095,000 common shares at a price per share of $18.00 upon exercise of the underwriters’ overallotment option (the “Overallotment”), generating gross proceeds of approximately $73.7 million.  The Company received aggregate proceeds, net of underwriters’ discounts, in connection with the Overallotment of approximately $69.1 million.  Subsequent to the IPO, the Company contributed the net proceeds from the IPO, including proceeds received from the Overallotment, to the Company’s operating partnership, RLJ Lodging Trust, L.P. (the “Operating Partnership”), which was formed as a Delaware limited partnership on January 31, 2011, in exchange for units of limited partnership interest in the Operating Partnership (“OP units”).  The Operating Partnership holds substantially all of the Company’s assets and conducts substantially all of its business. Upon completion of the IPO, the Company owned approximately 99.1% of the aggregate OP units.  The Company qualifies and has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with the portion of its taxable year ended December 31, 2011.

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

Due to the timing of the IPO and the formation transactions, the Company’s results of operations for the nine months ended September 30, 2011 reflect the combined financial condition and results of operations of the RLJ Predecessor together with the Company. The financial condition as of December 31, 2011 and September 30, 2012 and results of operations for the three months ended September 30, 2011 and the three and nine months ended September 30, 2012 reflect solely the Company.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. As of September 30, 2012, there were 107,494,365 OP units outstanding and the Company owned, through a combination of direct and indirect interests, 99.2% of the outstanding OP units.

As of September 30, 2012, the Company owned interests in 144 hotels with 21,342 rooms located in 20 states and the District of Columbia, interests in land parcels located adjacent to certain hotels and an interest in two mortgage loans secured by hotels.   The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its assets, with the exception of the Doubletree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 95% interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to the Doubletree Metropolitan hotel. An independent hotel operator manages each hotel.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim combined consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of

America (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  The accompanying unaudited interim financial statements include adjustments based on management’s estimates (consisting of normal recurring adjustments), which the Company considers necessary for the fair statement of the combined consolidated balance sheets, statements of operations and comprehensive loss, statements of changes in equity and statements of cash flows for the interim periods presented. The unaudited interim combined consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on March 8, 2012.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of actual operating results for the entire year.

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

Reporting Periods

As of September 30, 2012, the Company owned five hotels that are managed by affiliates of Marriott International (“Marriott”).   The Company’s hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. The Company’s results for the three and nine months ended September 30, 2012 and 2011 include the results of operations for the Company’s Marriott-managed hotels for the 12-week and 36-week periods ending September 7, 2012 and September 9, 2011, respectively.

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

Incentive payments received pursuant to entry into management agreements are deferred and amortized into income over the life of the respective agreements.  In May 2012, the Company received an incentive payment of $4.0 million related to purchasing a hotel and entering into a franchise agreement, which will be recognized over the remaining term of the franchise agreement.  As of September 30, 2012, there is approximately $4.0 million remaining to be recognized.

Investment in Hotel Properties

Hotel acquisitions consist almost exclusively of land, land improvements, buildings, building improvements, furniture, fixtures and equipment and inventory. The Company allocates the purchase price among these asset classes based on their respective fair values. When the Company acquires properties, they are acquired for use. Generally, the Company does not acquire any significant in-place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when hotels are acquired.  The only intangible assets acquired through September 30, 2012 consisted of favorable lease agreements and miscellaneous operating agreements, which are short-term in nature.  In conjunction with the acquisition of a hotel, the Company typically negotiates new franchise and management agreements with the selected brand and manager.

The Company’s investments in hotels are carried at cost and are depreciated using the straight-line method over estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Intangible assets arising from favorable or unfavorable leases are amortized using the straight-line method over the non-cancelable portion of the term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in discontinued operations.

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

Franchise Agreements

As of September 30, 2012, 139 of the Company’s hotel properties are operated under franchise agreements with terms ranging from 10 to 30 years. The franchise agreements for these hotels allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of between 1.0% and 3.0% of food and beverage revenues.  Franchise fees are included in other hotel expenses in the accompanying unaudited interim combined consolidated financial statements.

Earnings Per Share

Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period excluding the weighted average number of unvested restricted shares outstanding during the period.  Diluted earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period.  Potential shares consist of unvested restricted share grants and unvested performance units, calculated using the more dilutive of the two-class method or the treasury stock method.  Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

Share Based Compensation

From time to time, the Company may issue share based awards under the 2011 Equity Incentive Plan (the “2011 Plan”), as compensation to officers, employees and non-employee trustees (see Note 11). The vesting of awards issued to officers and employees is based on either continued employment (time-based) or based on the relative total shareholder returns of the Company and continued employment (performance-based), as determined by the Board of Trustees at the date of grant. For time-based awards, the Company recognizes compensation expense for non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.  For performance-based awards, the Company recognizes compensation expense over the requisite service period for each award, based on the fair market value of the shares on the date of grant, as determined using a Monte Carlo simulation, adjusted for forfeitures.

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

In December 2011, the FASB released Accounting Standards Update No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.   ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. When adopted, ASU 2011-11 is not expected to materially impact our condensed consolidated financial statements.

3.              Acquisition of Hotel Properties

During the nine months ended September 30, 2012, the Company acquired the following hotels, which were funded through a combination of cash available on the Company’s balance sheet and borrowings under its credit facility:

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

During the nine months ended September 30, 2011, the Company, through wholly-owned subsidiaries, acquired the following hotels, which were funded by capital contributions:

Hotel	Location	Acquisition Date	Management Company	Rooms	Purchase Price	% Interest
Embassy Suites Columbus	Columbus, OH	January 11, 2011	Crescent Hotels and Resorts	221	$9.5 million	100%
Renaissance Pittsburgh Hotel	Pittsburgh, PA	January 12, 2011	Sage Hospitality	300	47.1 million	100%
Courtyard Atlanta Buckhead	Atlanta, GA	January 18, 2011	Noble	181	27.0 million	100%
Doubletree Hotel Columbia	Columbia, MD	January 18, 2011	Urgo Hotels	152	10.5 million	100%
Denver Airport Marriott at Gateway Park	Denver, CO	January 18, 2011	Sage Hospitality	238	46.0 million	100%
Embassy Suites West Palm Beach-Central	West Palm Beach, FL	January 18, 2011	Windsor Capital Group	194	16.0 million	100%
Hilton Garden Inn Raleigh Durham-Research Triangle Park	Durham, NC	January 24, 2011	Noble Management Group	177	7.0 million	100%
Hilton Garden Inn Pittsburgh University Place	Pittsburgh, PA	January 24, 2011	Urgo Hotels	202	21.2 million	100%
Hampton Inn Houston-Near the Galleria	Houston, TX	March 14, 2011	Interstate Hotels and Resorts	176	20.3 million	100%
				1,841	$204.6 million

The allocation of purchase price for the hotel properties acquired was as follows (in thousands):

	September 30,	September 30,
	2012	2011
Land and land improvements	$40,711	$29,131
Buildings and improvements	135,727	155,995
Furniture, fixtures and equipment	6,220	21,900
Deferred tax liabilities assumed	—	(2,438)
Total Purchase Price	$182,658	$204,588

There were no contingent consideration arrangements associated with these acquisitions nor was any goodwill recognized.  See Note 14 for detail of non-cash prorations assumed at acquisition dates.

For the hotels acquired during the nine months ended September 30, 2012 and 2011, respectively, total revenues and net income (loss) from the date of acquisition through September 30, 2012 and 2011, respectively, are included in the accompanying combined consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, respectively, as follows (in thousands):

	2012 acquisitions
	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenue	$11,279	$—	$14,301	$—
Net income (loss)	$2,005	$—	$(408)	$—

	2011 acquisitions
	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenue	$23,069	$17,615	$66,392	$51,189
Net income	$3,125	$803	$7,451	$738

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

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenue	$225,217	$208,535	$647,816	$603,102
Net income (loss)	$15,324	$10,262	$32,161	$(3,045)
Net income (loss) per share attributable to common shareholders - basic	$0.15	$0.10	$0.31	$(0.03)
Net income (loss) per share attributable to common shareholders - diluted	$0.15	$0.10	$0.30	$(0.03)
Weighted average number of shares outstanding - basic	105,453,978	105,228,305	105,392,071	89,316,830
Weighted average number of shares outstanding - diluted	105,509,104	105,228,305	105,446,211	89,316,830

4.              Discontinued Operations

In February 2010, Fund II received a notice of event of default for failure to make the required monthly payment on its mortgage loan secured by the New York LaGuardia Airport Marriott located in New York, NY.  The mortgage loan matured in July 2010.  In April 2011, Fund II escrowed an executed deed in lieu of foreclosure agreement for the benefit of the lenders.  On August 5, 2011, the Company transferred title to the hotel to the lenders pursuant to the deed in lieu of foreclosure arrangement.  In connection with the transfer, the Company recorded a gain on extinguishment of indebtedness of approximately $23.5 million to discontinued operations in August 2011 and removed the hotel’s net assets and liabilities from its combined consolidated balance sheet at that time.

Operating results of discontinued operations were as follows (in thousands):

	For the three months ended September 30, 2011	For the nine months ended September 30, 2011
Net revenues	$3,537	$16,917
Operating expenses	4,006	18,107
Operating loss	(469)	(1,190)
Interest expense	(77)	(488)
Net loss from discontinued operations, before gain on sale	$(546)	$(1,678)
Gain on extinguishment of indebtedness	23,516	23,516
Net income from discontinued operations	$22,970	$21,838

5.              Investment in Hotel Properties

Investment in hotel properties as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Land and land improvements	$557,040	$515,957
Buildings and improvements	2,582,459	2,392,669
Furniture, fixtures and equipment	418,341	375,561
Intangibles	1,857	1,857
	3,559,697	3,286,044
Accumulated depreciation and amortization	(555,079)	(465,587)
Investment in hotel properties, net	$3,004,618	$2,820,457

For the three and nine months ended September 30, 2012, depreciation and amortization expense related to investment in hotel properties was approximately $30.8 million and $95.7 million, respectively.  For the three and nine months ended September 30, 2011, depreciation and amortization expense related to investment in hotel properties was approximately $28.8 million and $90.8 million (excluding discontinued operations), respectively.

Impairment

During the quarter ended September 30, 2012, the Company recorded an impairment loss of $0.9 million related to the Fairfield Inn Memphis. The Company evaluated the recoverability of the hotel’s carrying value given deteriorating operating results for the period ending September 30, 2012. Based on an analysis of estimated undiscounted net cash flow, the Company concluded that the carrying value of the hotel was not recoverable. The Company estimated the fair value of the hotel using a discounted cash flow analysis.  In the analysis, the Company estimated the future net cash flows from the hotel, the expected useful life and holding period, and applicable capitalization and discount rates.

The Company determined that there was no impairment for the three or nine months ended September 30, 2011.

6.              Debt

Credit Facility

The Company entered into an unsecured revolving credit facility on June 20, 2011 that provides for maximum borrowings of up to $300.0 million.  The credit facility requires that a group of no less than 15 of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The credit facility contains certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists, under the terms of the credit facility, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of September 30, 2012, the Company was in compliance with all financial covenants.

The credit facility matures on June 20, 2014 and may be extended for an additional year at the Company’s option.  In addition, the Company has the option to increase the revolving loan commitment to $450.0 million, subject to certain conditions (including consent of the lenders).  The Company incurred $3.0 million in fees related to the credit facility which are being deferred and amortized over the term of the credit facility.  The computed amortization approximates the amount that would be computed using the effective interest rate method.

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

Under the terms of the credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders holding the credit facility.  The Company will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit would reduce the available borrowings on the credit facility by a corresponding amount.  No standby letters of credit were outstanding at September 30, 2012. The Company also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans would reduce the available borrowings on the credit facility by a corresponding amount.  No swingline loans were outstanding at September 30, 2012.

The Company incurred interest expense on the credit facility for the three and nine months ended September 30, 2012 of approximately $0.6 million and $1.2 million, respectively. For the three and nine months ended September 30, 2012, the Company incurred an unused commitment fee of approximately $0.2 million and $0.7 million, respectively.  There were $85.0 million of borrowings outstanding at September 30, 2012.

The Company did not incur any interest expense on the credit facility for the three and nine months ended September 30, 2011. For both the three and nine months ended September 30, 2011, the Company incurred an unused commitment fee of approximately $0.3 million.

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

Fund III incurred no interest expense related to the credit facility for either the three or nine months ended September 30, 2011.  Additionally, there was an unused commitment fee of 0.15% of the unused portion of the credit facility.  For the three and nine months ended September 30, 2011, Fund III incurred an unused commitment fee of approximately zero and $12,000, respectively.

Mortgage Loans

As of September 30, 2012 and December 31, 2011, the Company was subject to the following mortgage loans (in thousands):

	Number	Interest rate at
	of Assets	September 30,		Maturity	Principal balance at,
Lender	Encumbered	2012 (1)		Date	September 30, 2012	December 31, 2011
Keybank		—		April 2012 (2)	$—	$48,000
State Street Bank		—		April 2012 (2)	—	37,000
Wells Fargo	1	4.21	%(3)	June 2013 (4)	60,000	60,000
Wells Fargo	1	5.50	%(3)	Oct 2013 (4)	40,000	40,000
Wells Fargo	1	5.50	%(3)	Oct 2013 (4)	31,000	31,000
Wells Fargo (5)	1	4.90	%(6)	Dec 2013 (4)	150,000	150,000
Blackstone (5)		10.75	%(6)	Dec 2013 (4)	50,000	50,000
Wells Fargo	1	3.81	%(3)	Oct 2014 (4)	68,500	68,500
Wells Fargo	1	3.81	%(3)	Oct 2014 (4)	17,500	17,500
Wells Fargo	1	3.81	%(3)	Oct 2014 (4)	21,000	21,000
Wells Fargo	1	3.81	%(3)	Oct 2014 (4)	11,000	11,000
Wells Fargo	1	3.81	%(3)	Oct 2014 (4)	24,000	24,000
Capmark Financial Group	1	6.12%		April 2015	4,234	4,327
Capmark Financial Group	1	5.55%		May 2015	11,388	11,656
VFC Partners 20 LLC	1	5.50%		June 2015	5,014	5,014
Capmark Financial Group	1	5.55%		June 2015	4,940	5,057
Barclay’s Bank	1	5.55%		June 2015	2,581	2,642
Barclay’s Bank	1	5.55%		June 2015	4,237	4,336
Barclay’s Bank	1	5.55%		June 2015	9,876	10,107
Barclay’s Bank	1	5.55%		June 2015	8,814	9,020
Barclay’s Bank	1	5.55%		June 2015	7,901	8,084
Barclay’s Bank	1	5.60%		June 2015	5,478	5,603
Barclay’s Bank	1	5.60%		June 2015	8,512	8,707
Barclay’s Bank	1	5.55%		June 2015	5,175	5,296
Barclay’s Bank	1	5.55%		June 2015	34,313	35,115
Barclay’s Bank	1	5.60%		June 2015	6,517	6,669
Barclay’s Bank	1	5.55%		June 2015	5,807	5,943
Barclay’s Bank	1	5.55%		June 2015	6,674	6,830
Barclay’s Bank	1	5.60%		June 2015	8,504	8,701
Barclay’s Bank	1	5.55%		June 2015	6,666	6,821
Barclay’s Bank	1	5.55%		June 2015	7,338	7,508
Barclay’s Bank	1	5.55%		June 2015	6,674	6,830
Barclay’s Bank	1	5.55%		June 2015	7,618	7,796
Barclay’s Bank	1	5.55%		June 2015	9,560	9,783
Capmark Financial Group	1	5.50%		July 2015	6,726	6,883
Barclay’s Bank	1	5.44%		Sept 2015	10,969	11,223
PNC Bank (7)	7	2.56	%(3)	May 2016 (8)	85,000	—
Merrill Lynch	1	6.29%		July 2016	9,208	9,294
Merrill Lynch	1	6.29%		July 2016	5,552	5,552
Merrill Lynch	1	6.29%		July 2016	7,708	7,780
Merrill Lynch	1	6.29%		July 2016	9,224	9,307
Wachovia Securities (9)	43	6.29%		July 2016	488,807	493,358
Wachovia Securities	1	6.29%		July 2016	6,602	6,664
Wells Fargo / Morgan Stanley	2	6.29%		July 2016	34,931	35,256
Wells Fargo / Morgan Stanley	1	6.29%		July 2016	6,774	6,837
Wells Fargo / Morgan Stanley	1	6.29%		July 2016	9,645	9,736
	92				$1,331,967	$1,341,735

(1)         Interest rate at September 30, 2012 gives effect to interest rate swaps and LIBOR floors, where applicable.

(2)         The Keybank and State Street Bank loans were paid off with borrowings on the $300.0 million Credit Facility at maturity on April 9, 2012.

(3)         Requires payments of interest only until the commencement of the extension period(s).

(4)         Maturity date may be extended for up to two additional one-year terms at the Company’s option (subject to the Company’s prior satisfaction of certain conditions and advance notice of the exercise of the Company’s option).

(5)         The Wells Fargo and Blackstone loans are a senior and a mezzanine loan, respectively.

(6)         Requires payments of interest only until the commencement of the second extension period.

(7)         The seven hotels encumbered by the PNC Bank loan are cross-collateralized.

(8)         Maturity date may be extended for one one-year term at the Company’s option (subject to the Company’s prior satisfaction of certain conditions and advance notice of the exercise of the Company’s option).

(9)         The 43 hotels encumbered by the Wachovia Securities loans are cross-collateralized.

Some mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these covenants at September 30, 2012 and December 31, 2011.

In November 2011, the Company elected to cease the subsidization of debt service on the mortgage loan secured by the SpringHill Suites Southfield, Michigan.  The loan matures in June 2015.  In January 2012, the Company received notice of an event of default for failure to make the required monthly payment on its mortgage loan secured by the SpringHill Suites Southfield.  The Company is working with the lender to transfer the asset in an orderly manner.  As of September 30, 2012, the principal balance outstanding was $5.0 million for the SpringHill Suites Southfield loan.

In November 2011, the Company elected to cease the subsidization of debt service on the mortgage loan secured by the Courtyard Goshen, Indiana.  The loan matures in July 2016.  In December 2011, the Company received notice of an event of default for failure to make the required monthly payment on its mortgage loan secured by the Courtyard Goshen.  In May 2012, an Order Appointing Receiver (the “Order”) was entered in the Elkhart County, Indiana, Superior Court No. 1.  In June 2012, the receiver, pursuant to the Order, took control of the property for the benefit of the lender of the mortgage loan.  As of September 30, 2012, the principal balance outstanding was $5.6 million for the Courtyard Goshen loan.

Term Loan

On January 14, 2011, Fund III entered into a $140.0 million unsecured term loan. Fund III agreed to maintain an unencumbered asset pool of ten hotel properties during the term of the term loan. The term loan had an original maturity date of September 30, 2011, with two six-month extension options, and bore interest at LIBOR plus 4.25%, with a LIBOR floor of 1.00%.  For the three and nine months ended September 30, 2011, the Company incurred $1.9 million and $5.1 million of interest expense, respectively, related to the term loan.  The term loan was fully repaid on October 21, 2011.

7.              Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps and caps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive loss with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched.  The ineffective portion of all hedges is recognized in earnings in the current period.  As of September 30, 2012 and December 31, 2011, approximately 25.3% and 25.1%, respectively, of the Company’s borrowings were subject to variable rates, after taking into consideration the effect of interest rate swaps and caps.

As of September 30, 2012 and December 31, 2011, the Company had entered into the following interest rate swaps and caps, which the Company has designated as cash flow hedges (in thousands):

	Notional value at		Hedge		Fair value at
Hedge type	September 30, 2012	December 31, 2011	interest rate	Maturity	September 30, 2012	December 31, 2011
Interest rate cap	$—	$48,000	6.00%	4/9/2012	$—	$—
Interest rate cap	—	37,000	6.00%	4/9/2012	—	—
Interest rate cap	—	60,000	5.00%	6/29/2012	—	—
Interest rate cap	50,000	50,000	3.50%	12/23/2012	—	3
Swap-cash flow	150,000	150,000	1.15%	12/23/2012	(428)	(1,145)
Swap-cash flow	40,000	40,000	1.00%	10/6/2013	(341)	(369)
Swap-cash flow	31,000	31,000	1.00%	10/6/2013	(265)	(285)
Interest rate cap	60,000	—	1.00%	6/29/2013	2	—
	$331,000	$416,000			$(1,032)	$(1,796)

As of September 30, 2012 and December 31, 2011, there was approximately $1.0 million and $1.8 million, respectively, in unrealized losses included in accumulated other comprehensive loss, a component of shareholders’ equity, related to interest rate hedges that are effective in offsetting the variable cash flows.  The Company does not expect to reclassify any amount into earnings within the next 12 months.  There were no ineffective hedges during either the three or nine months ended September 30, 2012 or 2011.

8.              Fair Value

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

•                  Investment in collateralized loans - Fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate. The market rate is determined by giving consideration to one or both of the following criteria, as appropriate: (1) interest rates for loans of comparable quality and maturity, and (2) the value of the underlying collateral. The fair values of the Company’s investment in collateralized loans are generally classified within Level 3 of the valuation hierarchy.  The fair value estimated at both September 30, 2012 and December 31, 2011 was $22.6 million.

•                  Interest rate swaps and caps - The fair value of interest rate swaps and caps is determined as discussed in Note 7 to these financial statements.

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

•                  Fixed rate mortgage notes payable - The fair value estimated at September 30, 2012 and December 31, 2011 of $748.1 million and $771.5 million, respectively, is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan to value ratios, which is a Level 3 input. As a result, the Company determined that its fixed rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.  The carrying value of fixed rate mortgage notes payable at September 30, 2012 and December 31, 2011 was $774.0 million and $783.7 million, respectively.

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

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 (in thousands).

	Fair Value at September 30, 2012
	Level 1	Level 2	Level 3	Total
Interest rate swap and cap liability	$—	$(1,032)	$—	$(1,032)
Total	$—	$(1,032)	$—	$(1,032)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Non-recurring Fair Value Measurements

For purposes of determining impairment charges, investments in hotel properties were valued using inputs including projected cash flows, and discount and capitalization rates.  These valuations are generally classified within Level 3 of the valuation hierarchy.

9.              Income Taxes

The Company elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code when it filed its U.S. federal tax return for its short taxable year ended December 31, 2011.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its owners.  The Company’s intention is to adhere to these requirements and maintain the qualification for taxation as a REIT.  As a REIT, the Company is not subject to federal corporate income tax on that portion of net income that is currently distributed to its owners.  However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes.

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

The Company had no accruals for tax uncertainties as of September 30, 2012 and December 31, 2011.

10.       Commitments and Contingencies

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve restricted cash ranging from 1.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Amounts will be capitalized as incurred. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some loan agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of September 30, 2012 and December 31, 2011, approximately $68.3 million and $87.3 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Neither the Company nor any of its subsidiaries are currently involved in any regulatory or legal proceedings that management believes will have a material adverse effect on the financial position, operations or liquidity of the Company.

11.       Equity Incentive Plan

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

A summary of the non-vested shares as of September 30, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	970,288	$17.93
Granted	436,646	17.57
Vested	(268,903)	17.86
Forfeited	(26,878)	17.80
Unvested at September 30, 2012	1,111,153	$17.81

For the three and nine months ended September 30, 2012, the Company recognized approximately $1.8 million and $5.0 million, respectively, of share-based compensation expense related to these restricted share awards.  For the three and nine months ended September 30, 2011, the Company recognized approximately $1.3 million and $2.0 million, respectively, of share-based compensation expense related to these restricted share awards.  As of September 30, 2012, there was $19.0 million of total unrecognized compensation costs related to non-vested share awards.  As of September 30, 2012, these costs were expected to be primarily recognized over a weighted-average period of 2.9 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the nine months ended September 30, 2012 was approximately $4.8 million.

Performance Units

The Company awarded performance units to certain employees under the 2011 Plan.  The performance units vest over a four-year period, including three years of performance-based vesting (“measurement period”) plus an additional one year of time-based vesting.  The performance units may convert into restricted shares at a range of 50% to 150% of the number of performance units granted contingent upon the Company achieving a total shareholder return over the measurement period at specified percentiles of the peer group, as defined by the award.  If at the end of the measurement period the target criterion is met, 50% of the restricted shares will vest immediately.  The remaining 50% will vest one year later.  The award recipients will not be entitled to receive any dividends prior to the date of conversion.  For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the measurement period.  The fair value of the performance units is determined using a Monte Carlo simulation with the following assumptions: risk-free interest rate of 0.31%, volatility of 38.92%, and an expected term equal to the requisite service period for the awards.  The Company determined compensation expense for the performance units on a straight line basis using a calculation that recognizes 50% of the grant date fair value over three years and 50% of the grant date fair value over four years.

A summary of the performance units is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	—	$—
Granted	1,000,000	15.36
Unvested at September 30, 2012	1,000,000	$15.36

For the three and nine months ended September 30, 2012, the Company recognized $0.8 million of share-based compensation expense related to performance unit awards.  There was no share-based compensation expense in 2011 related to the performance units as they were granted in 2012.  As of September 30, 2012, there was $14.6 million of total unrecognized compensation cost related to the performance units and these costs are expected to be recognized over a weighted-average period of 3.32 years.

As of September 30, 2012, there were 3,458,126 common shares available for future grant under the 2011 Plan.  Any performance units that convert into restricted shares will reduce the number of common shares available for future grant under the 2011 Plan.

12.       Earnings per Common Share

Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period excluding the weighted average number of unvested restricted shares outstanding during the period.  Diluted earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period.  Potential shares consist of unvested restricted share grants and unvested performance units, calculated using the more dilutive of the two-class method or the treasury stock method.  Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating shares and are considered in the computation of earnings per share pursuant to the two-class method. If there were any undistributed earnings allocable to participating shares, they would be deducted from net income attributable to common shareholders utilized in the basic and diluted earnings per share calculations.

For the three months and nine months ended September 30, 2012 and the three months ended September 30, 2011, no earnings representing undistributed earnings were allocated to participating shares because the Company paid dividends in excess of net income. For the nine months ended September 30, 2011, no earnings representing undistributed earnings were allocated to participating shares because the Company had a net loss for the period, excluding income from discontinued operations.

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and nine months ended September 30, 2012, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended,		For the nine months ended,
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Net income (loss) attributable to common shareholders before discontinued operations	$15,196	$8,349	$27,568	$(9,219)
Add: Income from discontinued operations	—	22,970	—	21,838
Net income attributable to common shareholders	15,196	31,319	27,568	12,619
Less: Dividends paid on unvested restricted shares	(183)	(157)	(594)	(247)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	—	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$15,013	$31,162	$26,974	$12,372
Denominator:
Weighted-average number of common shares - basic	105,453,978	105,228,305	105,392,071	89,316,830
Unvested restricted shares	55,126	—	54,140	—
Performance units	—	—	—	—
Weighted-average number of common shares - diluted	105,509,104	105,228,305	105,446,211	89,316,830

Net income (loss) per share attributable to common shareholders - basic	$0.14	$0.08	$0.26	$(0.10)
Discontinued operations	—	0.22	—	0.24
Net income per share attributable to common shareholders - basic	$0.14	$0.30	$0.26	$0.14

Net income (loss) per share attributable to common shareholders - diluted	$0.14	$0.08	$0.26	$(0.10)
Discontinued operations	—	0.22	—	0.24
Net income per share attributable to common shareholders - diluted	$0.14	$0.30	$0.26	$0.14

13.       Related Party Transactions

Upon completion of the IPO, the management fee obligation of the RLJ Predecessor ceased to exist.  The Company previously paid monthly fees for management advisory services to the managing member of RLJ Development.  Such fees amounted to zero and $0.9 million for the three months and nine months ended September 30, 2011, respectively, and are included in general and administrative expense.

The Company periodically pays or collects certain amounts on behalf of or from RLJ Companies, LLC, an entity controlled by Robert L. Johnson, the Company’s Executive Chairman. As of September 30, 2012 and December 31, 2011, there was $51,000 and $28,000, respectively, due from RLJ Companies, LLC which was included in prepaid and other assets.

14.                               Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2012	2011

Interest paid	$58,726	$71,995

Income taxes paid	$1,250	$1,799

Supplemental investing and financing transactions:
In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$182,658	$204,588
Accounts receivable	71	457
Other assets	556	862
Advance deposits	(163)	(368)
Accounts payable and accrued expenses	(432)	(2,209)
Application of purchase deposit	—	(8,500)
Acquisition of hotel properties	$182,690	$194,830

In conjunction with the hotel disposals, the Company disposed of the following assets and liabilities:
Sale of real estate	$—	$(31,534)
Other assets	—	(8,006)
Other liabilities	—	5,056
Gain on extinguishment of indebtedness	—	(23,516)
Forgiveness of indebtedness	—	58,000
Disposition of hotel properties	$—	$—

Supplemental non-cash transactions:
Change in fair market value of interest rate swaps	$764	$1,494

Accrued capital expenditures	$461	$—

Distributions payable	$17,902	$16,079

15.       Subsequent Events

On October 15, 2012, the Company paid a dividend of $0.165 per common share of beneficial interest to shareholders of record at September 28, 2012.

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

Overview

We are a self-advised and self-administered Maryland real estate investment trust (“REIT”), which invests primarily in premium-branded, focused-service and compact full-service hotels. As of September 30, 2012, we owned 144 hotels in 20 states and the District of Columbia comprising 21,342 rooms. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in urban and dense suburban markets that we believe generally exhibit multiple demand generators and high barriers to entry.

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

We recognize the challenging geopolitical environment and the possibility that the current economic recovery might not be as robust as anticipated or that economic conditions could deteriorate.  However, with expected growth in lodging supply expected to be below historical averages for the next few years and corporate profits rising, we currently do not anticipate any significant slowdown in lodging fundamentals.  Accordingly, we remain cautiously optimistic that we are in the midst of a multi-year lodging recovery.

Our hotels may be subject to unforeseen events beyond our control.  On October 29, 2012, Hurricane Sandy made landfall in New Jersey causing damage across large portions of the Mid-Atlantic and Northeastern, United States.  We are still in the early stages of assessing the financial and operational impact of the storm and are, therefore, unable to estimate its full financial and operational impact.  However, based on our initial estimates, the impact to our hotels was minimal and we do not expect the impact to be significant to our overall fourth quarter 2012 results.

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

Investment in Hotel Properties

Hotel acquisitions consist almost exclusively of land, land improvements, buildings, building improvements, furniture, fixtures and equipment and inventory. We record the purchase price among these asset classes based on their respective fair values. When we acquire hotels, we acquire them for use. Generally, we do not acquire any significant in-

place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when hotels are acquired. The only intangible assets acquired through September 30, 2012 consisted of favorable lease agreements and miscellaneous operating agreements, which are short-term in nature. In conjunction with the acquisition of a hotel, we typically negotiate new franchise and management agreements with the selected brand and manager.

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

Recent Accounting Pronouncements

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

In December 2011, the FASB released Accounting Standards Update No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. When adopted, ASU 2011-11 is not expected to materially impact our condensed consolidated financial statements.

Results of Operations

At September 30, 2012 and 2011, we owned 144 and 140 hotels, respectively (excluding one hotel reported as discontinued operations in 2011).  All hotels owned during these periods, excluding discontinued operations, have been included in our results of operations during those respective periods or since their date of acquisition.  Operating results for certain hotels are not comparable for the three and nine month periods ended September 30, 2012 and 2011.  The hotels listed in the table below are hereafter referred to as non-comparable hotels.

Noncomparable hotel for the
Hotel	Location	Acquisition Date	three months ended September 30, 2012/2011	nine months ended September 30, 2012/2011
Fairfield Inn & Suites Washington DC / Downtown (1)	Washington DC	June 1, 2010		x
Hampton Inn Houston- Near the Galleria	Houston, TX	March 14, 2011		x
Courtyard Charleston Historic District	Charleston, SC	October 27, 2011	x	x
Residence Inn Bethesda Hotel Downtown	Bethesda, MD	May 29, 2012	x	x
Courtyard New York / Manhattan Upper East Side	New York, NY	May 30, 2012	x	x
Hilton Garden Inn San Francisco / Oakland Bay Bridge	Emeryville, CA	June 11, 2012	x	x

(1) Property was closed for renovation until March 29, 2011.

Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011

Net income from continuing operations for the three months ended September 30, 2012 was $15.3 million compared to net income from continuing operations of $8.7 million for the three months ended September 30, 2011, representing an increase of $6.6 million. This improved performance was primarily due to a $28.0 million, or 14.2%, increase in total revenue (including $13.7 million arising from hotel acquisitions), partially offset by a $21.5 million, or 12.9%, increase in total operating expenses.  The increase in total operating expenses was primarily attributable to $11.1 million from hotel acquisitions.

	For the three months ended September 30,
	2012	2011	$ change	% change
	(amounts in thousands)
Revenue
Hotel operating revenue
Room revenue	$197,584	$172,589	$24,995	14.5%
Food and beverage revenue	21,359	19,497	1,862	9.6%
Other operating department revenue	6,274	5,165	1,109	21.5%
Total revenue	225,217	197,251	27,966	14.2%

Expense
Hotel operating expense
Room	43,545	39,012	4,533	11.6%
Food and beverage	15,159	13,479	1,680	12.5%
Management fees	7,913	6,755	1,158	17.1%
Other hotel expenses	67,506	59,559	7,947	13.3%
Total hotel operating expense	134,123	118,805	15,318	12.9%
Depreciation and amortization	30,811	29,026	1,785	6.1%
Impairment loss	896	—	896	—
Property tax, insurance and other	14,234	12,463	1,771	14.2%
General and administrative	8,073	6,329	1,744	27.6%
Transaction and pursuit costs	326	282	44	15.6%
IPO Costs	—	89	(89)	(100.0)%
Total operating expense	188,463	166,994	21,469	12.9%
Operating income	36,754	30,257	6,497	21.5%
Other income	68	518	(450)	(86.9)%
Interest income	438	424	14	3.3%
Interest expense	(21,620)	(21,664)	44	(0.2)%

Income from continuing operations before income taxes	15,640	9,535	6,105	64.0%

Income tax expense	(339)	(858)	519	(60.5)%
Income from continuing operations	15,301	8,677	6,624	76.3%

Income from discontinued operations	—	22,970	(22,970)	(100.0)%

Net income	15,301	31,647	(16,346)	(51.7)%

Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	44	(22)	66	(300.0)%
Noncontrolling interest in common units of Operating Partnership	(149)	(306)	157	(51.3)%
Net income attributable to common shareholders	$15,196	$31,319	$(16,123)	(51.5)%

Revenue

Total revenue increased $28.0 million, or 14.2%, to $225.2 million for the three months ended September 30, 2012 from $197.3 million for the three months ended September 30, 2011. The increase was a result of $13.7 million in revenue attributable to non-comparable hotels and a 7.4% increase in RevPAR at the comparable properties.

The following are the quarter-to-date key hotel operating statistics for hotels owned at September 30, 2012 and 2011, respectively:

	For the three months ended
	September 30,
	2012	2011	% Change
Number of hotels (at end of period)	144	140	2.9%
Occupancy %	76.7%	75.2%	1.9%
ADR	$132.43	$122.75	7.9%
RevPAR	$101.55	$92.37	9.9%

Portfolio RevPAR increased to $101.55 from $92.37, a 9.9% increase.  RevPAR, excluding non-comparable hotels, increased 7.4% and was driven by a 6.2% increase in ADR and a 1.1% increase in occupancy.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $25.0 million, or 14.5%, to $197.6 million for the three months ended September 30, 2012 from $172.6 million for the three months ended September 30, 2011.  This increase was a result of $12.3 million of room revenue from non-comparable hotels and a 7.4% RevPAR growth in comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $1.9 million, or 9.6%, to $21.4 million for the three months ended September 30, 2012 from $19.5 million for the three months ended September 30, 2011. The increase includes $0.9 million in food and beverage revenue arising from non-comparable hotels.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources, increased $1.1 million, or 21.5%, to $6.3 million for the three months ended September 30, 2012 from $5.2 million for the three months ended September 30, 2011 primarily due to a $0.9 million increase in parking revenue across the portfolio.

Hotel Operating Expense

Hotel operating expense increased $15.3 million, or 12.9%, to $134.1 million for the three months ended September 30, 2012 from $118.8 million for the three months ended September 30, 2011. This increase includes $8.2 million in hotel operating expense as a result of non-comparable hotels. The remaining increase was primarily attributable to higher room expense, other operating department costs, and management and franchise fees.  Room expense and other operating department costs were driven by higher occupancy at hotels not under renovation.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $1.8 million, or 6.1%, to $30.8 million for the three months ended September 30, 2012 from $29.0 million for the three months ended September 30, 2011. The increase reflects a $0.5 million increase in depreciation on building and furniture, fixtures and equipment for capital expenditures made during the three months ended September 30, 2012 and a $1.6 million increase in depreciation and amortization expense arising from non-comparable hotels. The offsetting decrease is a result of furniture, fixtures and equipment being fully depreciated during the periods.

Impairment Loss

Impairment loss increased $0.9 million to $0.9 million for the three months ended September 30, 2012 from zero for the three months ended September 30, 2011, related to an impairment charge on the Fairfield Inn Memphis.

Property Tax, Ground Rent and Insurance

Property tax, ground rent and insurance expense increased $1.8 million, or 14.2%, to $14.2 million for the three months ended September 30, 2012 from $12.5 million for the three months ended September 30, 2011.  The increase includes $1.0 million in property tax, ground rent and insurance expense arising from non-comparable hotels.  Property tax, ground rent and insurance expense for the remainder of the portfolio increased $0.9 million.

General and Administrative

General and administrative expense increased $1.7 million, or 27.6%, to $8.1 million for the three months ended September 30, 2012 from $6.3 million for the three months ended September 30, 2011.  The increase in general and administrative expense is primarily attributable to an increase in amortization of restricted share awards of $1.2 million, professional fees of $0.3 million and salary and wage expenses of $0.1 million.

Interest Expense

Interest expense decreased less than $0.1 million, to $21.6 million for the three months ended September 30, 2012 from $21.7 million for the three months ended September 30, 2011.  The decrease in interest expense was the result of $1.9 million of interest expense related to the term loan which was incurred during the three months ended September 30, 2011 but not in 2012, the expiration of unfavorable interest rate hedges resulting in a decrease in hedge related interest expense of $0.7 million and a $0.4 million decrease in mortgage interest expense due to decreases in principal balances as the result of mortgage amortization.  The offsetting increase was primarily due to an increase of $2.3 million of mortgage interest due to mortgage indebtedness that was incurred in the fourth quarter of 2011, $0.7 million of default interest related to the SpringHill Suites Southfield loan, a $0.1 million increase of unused fee incurred on the $300.0 million credit facility and $0.6 million of interest incurred on borrowings on the credit facility.

Income Taxes

As part of the structure, the Company owns TRSs that are subject to federal and state income taxes; as such the Company calculates an effective rate for each quarter.  The effective tax rates were 69.84% and 18.53% for the three months ended September 30, 2012 and September 30, 2011, respectively.  The increase in rate is primarily due to taxes that are revenue based, regardless of income at the TRSs.  The Company’s tax expense decreased $0.5 million to $0.3 million for the three months ended September 30, 2012 from $0.9 million for the three months ended September 30, 2011, primarily as a result of changes in various state tax laws.

Income from Discontinued Operations

Net income from discontinued operations decreased $23.0 million to zero for the three months ended September 30, 2012 from $23.0 million for the three months ended September 30, 2011. The decrease in net loss from discontinued operations arose from the transfer of title to the New York LaGuardia Airport Marriott pursuant to a deed in lieu of foreclosure arrangement on August 5, 2011.

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

Net income from continuing operations for the nine months ended September 30, 2012 was $27.4 million compared to a net loss from continuing operations of $8.9 million for the nine months ended September 30, 2011, representing an increase of $36.3 million. This improved performance was primarily due to a $62.0 million, or 10.9%, increase in total revenue (including $26.8 million arising from hotel acquisitions) and a $13.2 million, or 17.6%, decrease in interest expense, partially offset by a $38.1 million, or 7.6%, increase in total operating expenses.

	For the nine months ended September 30,
	2012	2011	$ change	% change
	(amounts in thousands)
Revenue
Hotel operating revenue
Room revenue	$551,005	$495,217	$55,788	11.3%
Food and beverage revenue	63,267	59,664	3,603	6.0%
Other operating department revenue	17,395	14,810	2,585	17.5%
Total revenue	631,667	569,691	61,976	10.9%

Expense
Hotel operating expense
Room	121,442	110,753	10,689	9.7%
Food and beverage	45,107	41,767	3,340	8.0%
Management fees	21,855	19,519	2,336	12.0%
Other hotel expenses	191,220	172,744	18,476	10.7%
Total hotel operating expense	379,624	344,783	34,841	10.1%
Depreciation and amortization	95,962	91,479	4,483	4.9%
Impairment loss	896	—	896	—
Property tax, insurance and other	39,342	35,951	3,391	9.4%
General and administrative	22,814	17,504	5,310	30.3%
Transaction and pursuit costs	3,140	3,614	(474)	(13.1)%
IPO Costs	—	10,333	(10,333)	(100.0)%
Total operating expense	541,778	503,664	38,114	7.6%
Operating income	89,889	66,027	23,862	36.1%
Other income	258	742	(484)	(65.2)%
Interest income	1,275	1,264	11	0.9%
Interest expense	(62,175)	(75,415)	13,240	(17.6)%
Loss on disposal	(634)	—	(634)	—

Income (loss) from continuing operations before income taxes	28,613	(7,382)	35,995	487.6%

Income tax expense	(1,214)	(1,546)	332	(21.5)%
Income (loss) from continuing operations	27,399	(8,928)	36,327	(406.9)%

Income from discontinued operations	—	21,838	(21,838)	(100.0)%

Net income	27,399	12,910	14,489	112.2%

Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	452	55	397	721.8%
Noncontrolling interest in common units of Operating Partnership	(283)	(285)	2	0.7%

Net income attributable to the Company	27,568	12,680	14,888	117.4%

Distributions to preferred unitholders	—	(61)	61	(100.0)%

Net income attributable to common shareholders	$27,568	$12,619	$14,949	118.5%

Revenue

Total revenue increased $62.0 million, or 10.9%, to $631.7 million for the nine months ended September 30, 2012 from $569.7 million for the nine months ended September 30, 2011. The increase was a result of $26.8 million in revenue attributable to non-comparable hotels and a 5.7% increase in RevPAR at the comparable properties.

The following are the year-to-date key hotel operating statistics for hotels owned at September 30, 2012 and 2011, respectively:

	For the nine months ended
	September 30,
	2012	2011	% Change
Number of hotels (at end of period)	144	140	2.9%
Occupancy %	73.8%	73.2%	0.9%
ADR	$131.22	$123.28	6.4%
RevPAR	$96.87	$90.24	7.4%

Portfolio RevPAR increased to $96.87 from $90.24, a 7.4% increase.  RevPAR, excluding non-comparable hotels, increased 5.7% and was driven by a 5.2% increase in ADR and a 0.4% increase in occupancy.  RevPAR at non-comparable hotels increased 37.2%, driven by an ADR increase of 14.0% and an occupancy increase of 20.4%.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $55.8 million, or 11.3%, to $551.0 million for the nine months ended September 30, 2012 from $495.2 million for the nine months ended September 30, 2011.  This increase was a result of $24.1 million of room revenue from non-comparable hotels and a 5.7% RevPAR growth in comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $3.6 million, or 6.0%, to $63.3 million for the nine months ended September 30, 2012 from $59.7 million for the nine months ended September 30, 2011. The increase includes $1.5 million in food and beverage revenue arising from non-comparable hotels.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources, increased $2.6 million, or 17.5%, to $17.4 million for the nine months ended September 30, 2012 from $14.8 million for the nine months ended September 30, 2011.  The increase is primarily due to $1.2 million of other operating department revenue at non-comparable hotels and a $1.1 million increase in parking revenue at comparable hotels.

Hotel Operating Expense

Hotel operating expense increased $34.8 million, or 10.1%, to $379.6 million for the nine months ended September 30, 2012 from $344.8 million for the nine months ended September 30, 2011. This increase includes $13.4 million in hotel operating expense as a result of non-comparable hotels. The remaining increase was primarily attributable to higher room expense, other operating department costs, and management and franchise fees.  Room expense and other operating department costs were driven by higher occupancy at hotels not under renovation.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $4.5 million, or 4.9%, to $96.0 million for the nine months ended September 30, 2012 from $91.5 million for the nine months ended September 30, 2011. The increase reflects $3.1 million of accelerated depreciation of furniture, fixtures and equipment at certain hotels that underwent renovations during the period and $5.4 million increase in depreciation on building and furniture, fixtures and equipment for capital expenditures made during the nine months ended September 30, 2012, which includes a $2.9 million increase in depreciation and amortization expense arising from non-comparable hotels. The offsetting decrease is a result of furniture, fixtures and equipment being fully depreciated during the periods.

Impairment Loss

Impairment loss increased $0.9 million to $0.9 million for the nine months ended September 30, 2012 from zero for the nine months ended September 30, 2011, related to an impairment charge on the Fairfield Inn Memphis.

Property Tax, Ground Rent and Insurance

Property tax, ground rent and insurance expense increased $3.4 million, or 9.4%, to $39.3 million for the nine months ended September 30, 2012 from $36.0 million for the nine months ended September 30, 2011.  The increase includes $2.0 million in property tax, ground rent and insurance expense arising from non-comparable hotels.  Property tax, ground rent and insurance expense for the remainder of the portfolio increased $1.4 million.

General and Administrative

General and administrative expense increased $5.3 million, or 30.3%, to $22.8 million for the nine months ended September 30, 2012 from $17.5 million for the nine months ended September 30, 2011.  The increase in general and administrative expense is attributable to an increase in amortization of restricted share awards of $3.8 million, professional fees of $1.0 million, salaries and wages of $0.5 million and public company expenses of $0.5 million.  This is partially offset by a decrease of $0.9 million in management advisory fees.

Transaction and Pursuit Costs

Transaction and pursuit costs decreased $0.5 million to $3.1 million for the nine months ended September 30, 2012 from $3.6 million for the nine months ended September 30, 2011. There were three acquisitions during the nine months ended September 30, 2012 compared to nine acquisitions during the nine months ended September 30, 2011.

IPO Costs

Non-recurring IPO and related formation transaction costs totaled $10.3 million for the nine months ended September 30, 2011.  Such costs primarily arose as a result of the transfer and assumption of indebtedness and other contractual obligations of our predecessor in conjunction with the IPO and our formation transactions.  There were no such costs for the nine months ended September 30, 2012.

Interest Expense

Interest expense decreased $13.2 million, or 17.6%, to $62.2 million for the nine months ended September 30, 2012 from $75.4 million for the nine months ended September 30, 2011.  The decrease in interest expense was the result of a $3.0 million decrease in mortgage interest expense due to approximately $472.6 million of mortgage principal balances that were paid down with proceeds from our IPO, $2.9 million of expense related to the payoff of variable rate indebtedness, $5.1 million of interest expense related to the term loan which was incurred during the nine months ended September 30, 2011 but not in 2012, the expiration of unfavorable interest rate hedges resulting in a decrease in hedge related interest expense of $2.2 million and a decrease in deferred financing fee expense of $1.6 million.  The offsetting increase was primarily due to a $0.4 million increase of unused fee incurred on the $300.0 million credit facility and $1.2 million of interest incurred on borrowings on the credit facility.

Loss on Disposal

Loss on disposal increased $0.6 million to $0.6 million for the nine months ended September 30, 2012 from zero for the nine months ended September 30, 2011.  The increase was the result of the disposal of furniture, fixtures and equipment at the Hotel Indigo Garden District, in New Orleans, Louisiana, that was purchased at acquisition.

Income Taxes

As part of the structure, the Company owns TRSs that are subject to federal and state income taxes; as such the Company calculates an effective rate for each quarter.  The effective tax rates were 6.74% and 6.61% for the nine months ended September 30, 2012 and 2011, respectively.  The increase in rate is primarily due to state taxes at the Operating

Partnership.  The Company’s tax expense decreased $0.3 million to $1.2 million for the nine months ended September 30, 2012 from $1.5 million for the nine months ended September 30, 2011, primarily as a result of changes in various state tax laws.

Income from Discontinued Operations

Net income from discontinued operations decreased $21.8 million to zero for the nine months ended September 30, 2012 from $21.8 million for the nine months ended September 30, 2011. The decrease in net income from discontinued operations arose from the transfer of title to the New York LaGuardia Airport Marriott pursuant to a deed in lieu of foreclosure arrangement on August 5, 2011.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, such as hotel transaction and pursuit costs, the amortization of share based compensation, legal expenses that we consider outside the normal course of business, loan default penalties and fees and other nonrecurring expenses that were the result of the IPO and related formation transactions. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs.

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income (1)	$15,301	$31,647	$27,399	$12,910
Depreciation and amortization	30,811	29,026	95,962	91,479
Depreciation and amortization, discontinued operations	—	669	—	2,602
Distributions to preferred unitholders	—	—	—	(61)
Loss on disposal	—	—	634	—
Gain on extinguishment of indebtedness	—	(23,515)	—	(23,515)
Impairment loss	896	—	896	—
Noncontrolling interest in joint venture	44	(22)	452	55
Adjustments related to joint venture (2)	(119)	(77)	(330)	(222)
FFO attributable to common shareholders	46,933	37,728	125,013	83,248

Transaction and pursuit costs	326	282	3,140	3,614
IPO Costs (3)	—	89	—	10,333
Amortization of share based compensation	2,550	1,322	5,763	1,962
Loan related costs (4)(5)	669	—	669	4,303
Other expenses (6)(7)	125	—	302	1,362
Adjusted FFO	$50,603	$39,421	$134,887	$104,822

(1)  Includes net income from discontinued operations.

(2)  Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(3)  Includes expenses related to the transfer and assumption of indebtedness and other contractual obligations of our predecessor in connection with the IPO and our formation transactions.

(4)  Includes $0.7 million for both the three and nine months ended September 30, 2012, respectively, of default interest and penalties incurred in connection with Springhill Suites Southfield, Michigan mortgage loan.

(5)  Includes zero and $4.3 million for the three and nine months ended September 30, 2011, respectively, of incremental interest expense related to the accelerated payoff of mortgage indebtedness.

(6)  Includes $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively, of legal expenses outside the normal course of operations.

(7)  Includes zero and $1.4 million for the three and nine months ended September 30, 2011, respectively, of certain compensation obligations of our predecessor not continued.

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

We further adjust EBITDA for certain additional items such as hotel transaction and pursuit costs, the amortization of share based compensation, disposal of assets, legal expenses that we consider outside the normal course of business and other nonrecurring expenses that were the result of the IPO and related formation transactions. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.

The following is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income (1)	$15,301	$31,647	$27,399	$12,910
Depreciation and amortization	30,811	29,026	95,962	91,479
Depreciation and amortization, discontinued operations	—	669	—	2,602
Distributions to preferred unitholders	—	—	—	(61)
Interest expense, net (2)	21,590	21,651	62,123	75,371
Interest expense, net, discontinued operations	—	77	—	488
Income tax expense	339	858	1,214	1,546
Noncontrolling interest in joint venture	44	(22)	452	55
Adjustments related to joint venture (3)	(295)	(253)	(854)	(746)
EBITDA	67,790	83,653	186,296	183,644

Transaction and pursuit costs	326	282	3,140	3,614
IPO costs (4)	—	89	—	10,333
Gain on extinguishment of indebtedness	—	(23,515)	—	(23,515)
Impairment loss	896	—	896	—
Loss on disposal	—	—	634	—
Amortization of share based compensation	2,550	1,322	5,763	1,962
Other expenses (5)(6)	125	—	302	1,362
Adjusted EBITDA	$71,687	$61,831	$197,031	$177,400

(1)  Includes net income from discontinued operations.

(2)  Excludes amounts attributable to investment in loans of $0.4 million and $1.2 million for the three and nine months ended September 30, 2012 and 2011, respectively.

(3)  Includes depreciation, amortization and interest expense allocated to the noncontrolling interest in joint venture.

(4)  Includes expenses related to the transfer and assumption of indebtedness and other contractual obligations of our predecessor in connection with the IPO and our formation transactions.

(5)  Includes $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively, of legal expenses outside the normal course of operations.

(6)  Includes zero and $1.4 million for the three and nine months ended September 30, 2011, respectively, of certain compensation obligations of our predecessor not continued.

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

Revolving Credit Facility

We have an unsecured revolving credit facility that provides for maximum borrowings of up to $300.0 million.  The credit facility requires that a group of no less than fifteen of our hotel properties remain unencumbered by indebtedness.  The credit facility contains certain financial covenants relating to maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  We were in compliance with all such covenants at September 30, 2012.  If an event of default exists, under the terms of the credit facility, we are not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status. The credit facility matures on June 20, 2014 and may be extended for an additional year, at our option.

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

The Company incurred interest expense on the credit facility for the three and nine months ended September 30, 2012 of approximately $0.6 million and $1.2 million, respectively. For the three and nine months ended September 30, 2012, the Company incurred an unused commitment fee of approximately $0.2 million and $0.7 million, respectively.  There are $85.0 million of borrowings outstanding under the revolving credit facility as of the date of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

As of September 30, 2012, we had $192.1 million of cash and cash equivalents compared to $310.2 million at December 31, 2011.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $123.7 million for the nine months ended September 30, 2012. Net income of $27.4 million included significant non-cash expenses, including $96.0 million of depreciation, $3.2 million of amortization of deferred financing costs, $0.8 million of amortization of deferred management fees, $0.9 million impairment loss, $0.6 million loss on disposal and $5.8 million of amortization of share based compensation. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $11.0 million.

Net cash flow provided by operating activities totaled $90.6 million for the nine months ended September 30, 2011. Net income of $12.9 million included significant non-cash expenses, including $91.5 million of depreciation, $4.8 million of amortization of deferred financing costs, $0.8 million of amortization of deferred management fees and $2.0 million of amortization of share based compensation.  In addition, there was a gain on the extinguishment of indebtedness of $23.5 million and changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $2.3 million.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $262.0 million for nine months ended September 30, 2012 primarily due to $182.7 million used for the purchase of three hotels, $98.2 million in improvements and additions to hotels, $0.3 million of additions to property and equipment, offset by the net release of restricted cash reserves of $19.0 million.

Net cash flow used in investing activities totaled $265.8 million for nine months ended September 30, 2011 primarily due to $194.8 million used for the purchase of nine hotels, $52.0 million in improvements and additions to hotels, and the net funding of restricted cash reserves of $19.1 million.

Cash flows from Financing Activities

Net cash flow provided by financing activities totaled $20.2 million for nine months ended September 30, 2012 primarily due to $85.0 million of borrowings under the credit facility and $85.0 million of proceeds from mortgage loans.  This was offset by $94.8 million of mortgage loan repayments, $1.7 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan, $51.6 million of distributions on common shares and OP units and $1.8 million paid for deferred financing fees.

Net cash flow provided by financing activities totaled $276.3 million for nine months ended September 30, 2011 primarily due to $568.7 of proceeds from the issuance and sale of common shares, $140.0 million in proceeds from the term loan and $126.7 million in net contributions from partners.  This was offset by $486.3 million of mortgage loan repayments, $39.4 million paid for offering costs related to the issuance and sale of common shares, $16.3 million of partners’ distributions, $8.6 million in payment of distributions to shareholders and unitholders, $4.1 million paid for deferred financing fees, $3.1 million in payment of member distributions, $0.5 million of payments for the redemption of preferred units, a $0.5 million distribution related to the joint venture noncontrolling interest and $0.3 million of common shares acquired to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan.

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

Our 2012 capital plan to upgrade and/or reposition 45 hotels for approximately $95.0 million is entering its final phase.

During the third quarter, approximately $2.3 million of additional upgrades were initiated at three hotels. Year-to-date, we have initiated approximately $65 million of upgrades across 25 hotels. Once the remaining 20 assets are initiated in the fourth quarter, our comprehensive two-year capital program will be substantially complete.

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 1.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2012, approximately $43.2 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2012, we had approximately $558.0 million of total variable debt outstanding (or 41.9% of total indebtedness) with a weighted average interest rate of 4.79% per annum.  If market rates of interest on our variable rate debt outstanding as of September 30, 2012 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $2.8 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2012, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Fixed rate debt	$—	$—	$—	$195,516	$578,451	$—	$773,967
Weighted average interest rate	—	—	—	5.56%	6.29%	—	6.11%
Variable rate debt	$—	$331,000	$142,000	$—	$85,000	$—	$558,000
Weighted average interest rate	—	5.79%	3.81%	—	2.56%	—	4.79%
Total	$—	$331,000	$142,000	$195,516	$663,451	$—	$1,331,967

The foregoing table reflects indebtedness outstanding as of September 30, 2012 and does not consider indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our combined consolidated financial statements.  If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. As of September 30, 2012, the estimated fair value of our fixed rate debt was $748.1 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Item 4.        Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.

The nature of the operations of the hotels exposes our hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened against the Company.

Item 1A.     Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the Annual Report which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the Annual Report.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2012 that were not registered under the Securities Act of 1933, as amended.

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

On June 3, 2011, we sold 4,095,000 common shares in connection with the Overallotment for gross proceeds of approximately $73.7 million.  The proceeds to us from the Overallotment were approximately $69.1 million, net of the underwriters’ discount of approximately $4.6 million.  As of September 30, 2012  the net proceeds from the overallotment were used for general corporate purposes.

All of the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our trustees, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common shares; or (iii) our affiliates.

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2012, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan.

The following table summarizes all of these repurchases during the nine months ended September 30, 2012.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publibly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2012 through January 31, 2012	—		—	N/A	N/A
February 1, 2012 through February 29, 2012	24,128	(1)	$18.15	—	N/A
March 1, 2012 through March 31, 2012	536	(1)	$17.44	—	N/A
April 1, 2012 through April 30, 2012	—		—	N/A	N/A
May 1, 2012 through May 31, 2012	25,264	(1)	$18.44	—	N/A
June 1, 2012 through June 30, 2012	9,537	(1)	$17.29	—	N/A
July 1, 2012 through July 31, 2012	—		—	N/A	N/A
August 1, 2012 through August 31, 2012	25,368	(1)	$17.60	—	N/A
September 1, 2012 through September 30, 2012	10,085	(1)	$17.90	—	N/A

Total during nine months ended September 30, 2012	94,918

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

RLJ LODGING TRUST

Dated: November 8, 2012	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr.
President, Chief Executive Officer and Trustee

Dated: November 8, 2012	/s/ LESLIE D. HALE
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