Form 10-K
period 2012-12-31
RLJ Lodging Trust
filed 2013-02-28
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

          The aggregate market value of the 102,481,816 common shares of beneficial interest held by non-affiliates of the Registrant was approximately $1,857,995,324 based on the closing price of $18.13 as reported on the New York Stock Exchange for such common shares of beneficial interest on June 29, 2012.

          As of February 20, 2013, 106,540,971 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

Documents Incorporated by Reference

          Portions of the Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2012.

RLJ Lodging Trust

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

        Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the use of the words "believe," "project," "expect," "anticipate," "estimate," "plan," "may," "will," "will continue," "intend," "should," "may" or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic uncertainty, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, access to capital through offerings of our common and preferred shares of beneficial interest, or debt, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses and inaccuracies of our accounting estimates. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. Given these uncertainties, undue reliance should not be placed on such statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Except where the context suggests otherwise, we define certain terms in this Annual Report on Form 10-K as follows:

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

  •
  "our hotels" refers to the 145 hotels owned by us as of December 31, 2012;

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

  •
  "RevPAR penetration index" of our hotels is the measure of each hotel's revenue per available room, or RevPAR, in relation to the average RevPAR of that hotel's competitive set. Each hotel's competitive set consists of a small group of hotels in the relevant market that we and the third-party hotel management company that manages the hotel believe are comparable for purposes of benchmarking the performance of such hotel.

Item 1.    Business

Our Company

        We are a self-advised and self-administered Maryland real estate investment trust, or REIT, that acquires primarily premium-branded, focused-service and compact full-service hotels. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in urban and dense suburban markets that we believe exhibit multiple demand generators and high barriers to entry. We believe focused-service and compact full-service hotels with these characteristics generate high levels of RevPAR, strong operating margins and attractive returns.

        As of December 31, 2012, we, through wholly-owned subsidiaries, owned 100% of the interests in 144 hotels and a 95% interest in one hotel. Our 145 hotels are made up of 21,617 suites/rooms and are located in 21 states and the District of Columbia.

        We elected to be taxed as a REIT, for U.S. federal income tax purposes, when we filed our U.S. federal tax return for the taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership. We are the sole general partner of our operating partnership. As of December 31, 2012, we owned, through a combination of direct and indirect interests, 99.2% of the OP units in our operating partnership.

Our Investment and Growth Strategies

        Our objective is to generate strong returns for our shareholders by continuing to acquire primarily premium-branded, focused-service hotels and compact full-service hotels at prices where we believe we can generate attractive returns on investment and long-term value appreciation through proactive asset management. We intend to pursue acquisitions of these hotels in urban and dense suburban markets, and we also intend to selectively dispose of properties when we believe returns have been maximized in order to redeploy capital into more accretive acquisitions and other opportunities. We intend to pursue this objective through the following investment and growth strategies:

  Investment Strategies

  •
  Targeted ownership of premium-branded, focused-service and compact full-service hotels.  We believe that premium-branded, focused-service hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve RevPAR levels at or close to those generated by traditional full-service hotels, while achieving higher profit margins due to their more efficient operating model and less volatile cash flows. We also may acquire compact full-service hotels which have operating characteristics that resemble those of focused-service hotels.

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

  Growth Strategies

  •
  Maximize returns from our hotels.  We believe that our hotels have the potential to generate significant improvements in RevPAR and earnings before interest, taxes, depreciation and amortization, or EBITDA, as a result of our proactive asset management and the ongoing economic recovery in the United States. We actively monitor and advise our third-party hotel management companies on most aspects of our hotels' operations, including property positioning, physical design, capital planning and investment, guest experience and overall strategic direction. We regularly review opportunities to invest in our hotels in an effort to enhance the quality and attractiveness of our hotels, increase their long-term value and generate attractive returns on investment.

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

Our Hotels

  Overview

        As of December 31, 2012, we owned a high-quality portfolio of 145 hotels located in 21 states and the District of Columbia comprised of over 21,600 rooms. Including certain pro forma operating information, for the year ended December 31, 2012, the average occupancy rate for our hotels was 72.9%, and the average daily rate, or ADR, and RevPAR of our hotels were $134.05 and $97.71, respectively. No single hotel accounted for more than 7.4% of our total revenue for the year ended December 31, 2012.

        We believe that the quality of our portfolio is evidenced by the RevPAR penetration index of 111.2 for our hotels for the year ended December 31, 2012 and portfolio-wide guest satisfaction scores that are consistently higher than the average industry scores for their respective brands.

        The following table sets forth certain pro forma operating information for our hotels as of and for the years ended December 31, 2012, 2011 and 2010 (excluding hotels that were not open at the end of the applicable period):

	For the year ended December 31,
	2012	2011	2010
Statistical Data(1)(2):
Number of hotels	144	144	144
Number of rooms	21,480	21,480	21,480
Occupancy(3)	72.9%	71.6%	69.8%
ADR(3)	$134.05	$126.55	$120.46
RevPAR(3)	$97.71	$90.56	$84.09

(1)
The table includes unaudited pro forma financial information that excludes discontinued operations and is not necessarily indicative of what actual results of operations of the hotels would have been had we owned them for the entirety of all periods presented.

(2)
The 132-room Hotel Indigo New Orleans Garden District was closed for substantially all of the periods presented and, therefore, is not reflected in the table.

(3)
For a more detailed explanation of the terms occupancy, ADR and RevPAR and a discussion of how we use these metrics to evaluate the operating performance of our business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Indicators of Our Operating Performance."

  Brand Affiliations

        Our hotels operate under strong, premium brands, with approximately 96% of our hotels operating under existing relationships with Marriott, Hilton or Hyatt. The following table sets forth the brand affiliations of our hotels as of December 31, 2012:

Brand Affiliations	Number of hotels	Percentage of total	Number of rooms	Percentage of total
Marriott
Courtyard by Marriott	34	23.4%	4,625	21.4%
Fairfield Inn & Suites by Marriott	14	9.7%	1,433	6.6%
Marriott	6	4.1%	1,834	8.5%
Renaissance	3	2.1%	782	3.6%
Residence Inn by Marriott	34	23.4%	3,794	17.6%
SpringHill Suites by Marriott	11	7.6%	1,354	6.2%

Subtotal	102	70.3%	13,822	63.9%
Hilton
Doubletree	2	1.4%	916	4.2%
Embassy Suites	6	4.1%	1,419	6.6%
Hampton Inn/Hampton Inn & Suites	9	6.2%	1,115	5.2%
Hilton	2	1.4%	462	2.1%
Hilton Garden Inn	10	6.9%	1,993	9.2%
Homewood Suites	2	1.4%	301	1.4%

Subtotal	31	21.4%	6,206	28.7%
Hyatt
Hyatt House	6	4.1%	828	3.8%
Subtotal	6	4.1%	828	3.8%
Other Brand Affiliation	6	4.2%	761	3.6%

Total	145	100.0%	21,617	100.0%

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

        We face competition for the acquisition of hotels from institutional pension funds, private equity funds, REITs, hotel companies and others who are engaged in the acquisition of hotels. Some of these competitors may have substantially greater financial and operational resources and access to capital than we have and may have greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and decrease the attractiveness of the terms on which we may acquire our targeted hotel investments, including the cost thereof.

Seasonality

        The lodging industry is seasonal in nature, which can be expected to cause quarterly fluctuations in our revenues. Our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors in certain markets in which we operate. For example, our hotels in the Chicago, Illinois metropolitan area experience lower revenues and profits during the winter months of December through March while our hotels in Florida generally have higher revenues in the months of January through April. This seasonality can be expected to cause periodic fluctuations in a hotel's room revenues, occupancy levels, room rates, operating expenses and cash flows.

Our Financing Strategy

        We expect to continue to maintain a prudent capital structure by limiting our net debt-to-EBITDA to a ratio of 5.0x or below. We define net debt as total indebtedness minus cash and cash equivalents. Over time, we intend to finance our long-term growth with equity issuances and debt financing having staggered maturities. We will seek to primarily utilize unsecured debt (with the ultimate goal of achieving an investment grade credit rating) and a greater percentage of fixed rate and hedged floating rate debt relative to unhedged floating rate debt. Our debt currently is comprised of both unsecured debt and mortgage debt secured by our hotels. We have a mix of fixed and floating rate debt; however, the majority of our debt either bears interest at fixed rates or effectively bears interest at fixed rates due to interest rate hedges on the debt.

  Our Indebtedness

        As of December 31, 2012, we had approximately $997.7 million of outstanding mortgage debt and $400.0 million in outstanding unsecured term loans. In addition, on November 20, 2012, we, through our operating partnership, entered into a four-year, $300.0 million unsecured revolving credit facility, or our unsecured revolving credit facility, to fund future acquisitions, as well as for hotel redevelopments, capital expenditures and general corporate purposes. As of December 31, 2012, $16.0 million was drawn on our unsecured revolving credit facility. For more information regarding our indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Outstanding Mortgage Indebtedness."

Organizational Structure

        We were formed as a Maryland real estate investment trust in January 2011. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotels are indirectly owned by our operating partnership, RLJ Lodging Trust, L.P., through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our operating partnership and as of December 31, 2012, we owned 99.2% of the OP units in our operating partnership. In the future, we may issue OP units from time to time in connection with acquisitions of hotels or for financing, compensation or other reasons.

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

        The following chart generally depicts our corporate structure as of December 31, 2012:

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

  Environmental Matters

        Under various laws relating to the protection of the environment, a current or previous owner or operator (including tenants) of real estate may be subject to liability related to contamination resulting from the presence or discharge of hazardous or toxic substances at that property and may be required to investigate and clean up such contamination at that property or emanating from that property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. The presence of contamination or the failure to remediate contamination at our hotels may expose us to third-party liability for cleanup costs, property damage or bodily injury, natural resource damages and costs or expenses related to liens or property use restrictions and materially and adversely affect our ability to sell, lease or develop the real estate or to incur debt using the real estate as collateral. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

        Our hotels are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew and waste management. Our hotels incur costs to comply with these laws and regulations and could be subject to fines and penalties for non-compliance. The costs of complying with environmental, health and safety laws could increase as new laws are enacted and existing laws are modified.

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

Employees

        As of December 31, 2012 we had 53 employees.

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

        We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make our Code of Business Conduct and Ethics for our trustees, officers and employees available on our website on the Corporate Governance page under the Investor Relations section of our website.

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

Item 1A.    Risk Factors

        Set forth below are the risks that we believe are material to our shareholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flow, the market price of our common shares and our ability to, among other things, satisfy our debt service obligations and to make distributions to our shareholders, which in turn could cause our shareholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled "Special Note About Forward-Looking Statements" at the beginning of our Annual Report on Form 10-K.

 Risks Related to Our Business and Properties

We will continue to be significantly influenced by the economies and other conditions in the specific markets in which we operate, particularly in the metropolitan areas where we have high concentrations of hotels.

        Our hotels located in the New York, New York, Chicago, Illinois, Austin, Texas, Denver-Boulder, Colorado, Louisville, Kentucky, and the Baltimore, Maryland-Washington, D.C. metropolitan areas accounted for approximately 15.8%, 12.1%, 10.5%, 8.8%, 6.5%, and 5.8%, respectively, of our total revenue for the fiscal year ended December 31, 2012. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could materially and adversely affect us.

We are dependent on the performance of the third-party hotel management companies that manage the operations of each of our hotels and could be materially and adversely affected if such third-party managers do not manage our hotels in our best interests.

        Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to subsidiaries of our TRSs, and our TRS lessees retain third-party managers to operate our hotels pursuant to management agreements. We have entered into individual hotel management agreements for our hotels, 104 of which are with White Lodging Services, or WLS. We could be materially and adversely affected if any of our third-party managers fail to provide quality services and amenities, fail to maintain a quality brand name or otherwise fail to manage our hotels in our best interest. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect our results of operations. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the outcome of which may be unfavorable to us.

        Under the terms of the hotel management agreements, our ability to participate in operating decisions regarding our hotels is limited to certain matters, including approval of the annual operating budget, and we do not have the authority to require any hotel to be operated in a particular manner (for instance, setting room rates). While our TRS lessees closely monitor the performance of our third-party managers, our general recourse under the hotel management agreements is limited to termination upon sixty days' notice if we believe our third-party managers are not performing adequately. For example, we have a right to terminate a management agreement with WLS, our largest provider of management services, if WLS fails to achieve certain hotel performance criteria measured over any two consecutive fiscal years, as outlined in each WLS management agreement. However, even if WLS fails to perform under the terms of a management agreement, it has the option (exercisable a maximum of three times per hotel) to avoid a performance termination by paying a performance deficit fee as specified in the management agreement.

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

        133 of the 145 hotels that we owned as of December 31, 2012 utilize brands owned by Marriott or Hilton. As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands. We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott or Hilton were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.

Our long-term growth depends in part on successfully identifying and consummating acquisitions of additional hotels and the failure to make such acquisitions could materially impede our growth.

        We can provide no assurances that we will be successful in identifying attractive hotels or that, once identified, we will be successful in consummating an acquisition. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and a greater access to debt and equity capital to acquire hotels than we do. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of such competition, we may be unable to acquire certain hotels that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of borrowings under our unsecured revolving credit facility, the use of retained cash flows, and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.

The departure of any of our key personnel who have significant experience and relationships in the lodging industry, including Robert L. Johnson, Thomas J. Baltimore, Jr. and Ross H. Bierkan, could materially and adversely affect us.

        We depend on the experience and relationships of our senior management team, especially Robert L. Johnson, Executive Chairman of our board of trustees, Thomas J. Baltimore, Jr., our

President and Chief Executive Officer and a member of our board of trustees, and Ross H. Bierkan, our Chief Investment Officer, to manage our day-to-day operations and strategic business direction. Messrs. Johnson, Baltimore and Bierkan have 19, 24 and 27 years of experience in the lodging industry, respectively, during which time they have established an extensive network of lodging industry contacts and relationships, including relationships with global and national hotel brands, hotel owners, financiers, operators, commercial real estate brokers, developers and management companies. We can provide no assurances that any of our key personnel will continue their employment with us, even though all of the members of our senior management team have entered employment agreements with us. The loss of services of Messrs. Johnson, Baltimore or Bierkan, or of the services of other members of our senior management team, or any difficulty attracting and retaining other talented and experienced personnel, could adversely affect our ability to source potential investment opportunities, our relationship with global and national hotel brands and other industry participants and the execution of our business strategy. Further, such a loss could be negatively perceived in the capital markets, which could reduce the market value of our common shares.

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

        Our hotels require periodic capital expenditures and renovation to remain competitive. In addition, acquisitions or redevelopment of additional hotels will require significant capital expenditures. We may not be able to fund capital improvements on our hotels or acquisitions of new hotels solely from cash provided from our operating activities because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to maintain our qualification as a REIT, and we are subject to tax on any retained income and gain. As a result, our ability to fund capital expenditures, acquisitions or hotel redevelopment through retained earnings is very limited. Consequently, we expect to rely upon the availability of debt or equity capital to fund capital improvements and acquisitions. If we are unable to obtain the capital necessary to make required periodic capital expenditures and renovate our hotels on favorable terms, or at all, our financial condition, liquidity and results of operations could be materially and adversely affected.

Adverse global market and economic conditions and dislocations in the markets could cause us to recognize impairment charges, which could materially and adversely affect our business, financial condition and results of operations.

        We continually monitor events and changes in circumstances, including those resulting from the recent economic downturn that could indicate that the carrying value of the real estate and related intangible assets in which we have an ownership interest may not be recoverable. When circumstances indicate that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and related intangible assets to the fair value and recognize an impairment loss. Because our predecessor acquired many of our hotels in the last five years, when prices for hotels in many markets were at or near their peaks, we may be particularly susceptible to future non-cash impairment charges as compared to companies that have carrying values well below current market values, which could materially and adversely affect our business, financial condition and results of operations. During the fiscal year ended December 31, 2012, we recognized an impairment charge on the Fairfield Inn Memphis of $0.9 million.

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

At December 31, 2012, we had approximately $1.4 billion of debt outstanding, which may materially and adversely affect our operating performance and put us at a competitive disadvantage.

        Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2012, we had approximately $1.4 billion of outstanding debt, approximately $643.0 million of which bears interest at variable rates. Increases in interest rates on our existing or future variable rate debt would increase our interest expense, which could adversely affect our cash flows and our ability to pay distributions to shareholders.

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

  •
  making us vulnerable to the ongoing economic recovery, particularly if the recovery were to slow or stall and reduce our flexibility to respond to difficult economic conditions; and

  •
  limiting our ability to borrow more money for operations, capital or to finance future acquisitions.

The use of debt to finance future acquisitions could restrict operations, inhibit our ability to grow our business and revenues, and negatively affect our business and financial results.

        We may incur additional debt in connection with future hotel acquisitions. We may, in some instances, borrow under our unsecured revolving credit facility or borrow new funds to acquire hotels. In addition, we may incur mortgage debt by obtaining loans secured by a portfolio of some or all of the hotels that we own or acquire. If necessary or advisable, we also may borrow funds to make distributions to our shareholders in order to maintain our qualification as a REIT for U.S. federal income tax purposes. To the extent that we incur debt in the future and do not have sufficient funds to repay such debt at maturity, it may be necessary to refinance the debt through debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our shareholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of hotels at inopportune times or on disadvantageous terms, which could result in losses. To the extent we cannot meet our future debt service obligations, we will risk losing to foreclosure some or all of our hotels that may be pledged to secure our obligations.

        For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended, or the Code. In addition, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our hotels. When we give a guarantee on behalf of an entity that owns one of our hotels, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any of our hotels are foreclosed on due to a default, our ability to pay cash distributions to our shareholders will be limited.

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

        The mortgages on our hotels, and hotels that we may acquire in the future likely will, contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable hotel or to discontinue insurance coverage. In addition, our continued ability to borrow under our unsecured revolving credit facility is subject to compliance with our financial and other covenants, including covenants relating to debt service coverage ratios and leverage ratios, and our ability to meet these covenants will be adversely affected if U.S. lodging fundamentals do not continue to improve to the extent that we expect. In addition, any credit facility or secured loans that we enter into in the future likely will contain customary financial covenants, restrictions, requirements and other limitations with which we must comply. Our failure to comply with covenants in our existing or future indebtedness, as well as our inability to make required payments, could cause a default under the applicable debt agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on secured debt, lenders can take possession of the hotel or hotels securing such debt. In addition, debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default on its debt and to enforce remedies, including acceleration of the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on several of our debt agreements or any significant debt agreement, we could be materially and adversely affected.

Covenants applicable to future debt could restrict our ability to make distributions to our shareholders and, as a result, we may be unable to make distributions necessary to maintain our qualification as a REIT, which could materially and adversely affect us and the market price of our common shares.

        We intend to continue to operate in a manner so as to maintain our qualification as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, each year to our shareholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under the Code. In order to meet the REIT requirements, we may be required to issue common shares of beneficial interest in lieu of cash distributions. If, as a result of covenants applicable to our future debt, we are restricted from making distributions to our shareholders, we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and maintain our qualification as a REIT, which could materially and adversely affect us and the market price of our shares.

We may change the distribution policy for our common shares of beneficial interest in the future.

        Our management and Board of Trustees will continue to evaluate our distribution policy on a quarterly basis as they monitor the capital markets, the impact of the economy on our operations and other factors. Future distributions will be declared and paid at the discretion of our board of trustees and will depend upon a number of factors, including our actual and projected financial condition, liquidity, EBITDA, FFO and results of operations, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of trustees deems relevant. Any change in our distribution policy could have a material adverse effect on the market price of our common shares.

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

  •
  labor strikes, disruptions or lockouts that may impact operating performance;

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

Certain of our hotels are subject to ground leases that contain provisions that may impact our ability to sell such hotels.

        Our ground lease agreements with respect to certain of our hotels require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple or they may not purchase such properties at any price. Accordingly, we may find it difficult to sell a property subject to a ground lease or may receive lower proceeds from any such sale.

If we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.

        As of December 31, 2012, seven of our hotels were on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those seven hotels. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect us.

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

Technology is used in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business.

        We and our hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Although we believe we and our hotel managers and franchisors have taken commercially reasonable steps to protect the security of our systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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

Certain advance notice provisions of our bylaws inhibit changes in control.

        Our bylaws provide that (a) with respect to an annual meeting of shareholders, nominations of individuals for election to our board of trustees and the proposal of other business to be considered by shareholders may be made only (i) pursuant to our notice of the meeting, (ii) by the board of trustees or (iii) by a shareholder who was a shareholder of record at the time of the notice of the meeting and at the time of the annual meeting, who is entitled to vote at the meeting and has complied with the advance notice procedures set forth in the bylaws and (b) with respect to special meetings of shareholders, only the business specified in our notice of meeting may be brought before the meeting of shareholders and nominations of individuals for election to the board of trustees may be made only (A) pursuant to our notice of the meeting, (B) by the board of trustees or (C) provided that the board of trustees has determined that directors shall be elected at such meeting, by a shareholder who was a shareholder of record at the time of the notice of the meeting and at the time of the special meeting, who is entitled to vote at the meeting and has complied with the advance notice provisions set forth in the bylaws. These advance notice provisions may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium to the market price of our common stock or otherwise be in our shareholders' best interests.

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

        As of December 31, 2012, we owned 99.2% of the outstanding OP units in our operating partnership. We may, in connection with our acquisition of hotels or otherwise, issue OP units to third parties in the future. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our shareholders. Because shareholders will not directly own OP units, shareholders will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

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

        In addition, our ability to dispose of some of our hotels could be constrained by their tax attributes. Hotels that we own for a significant period of time or that we may acquire in the future through tax deferred contribution transactions in exchange for OP units in our operating partnership may have low tax bases. If we dispose of these hotels outright in taxable transactions, we may be required to distribute the taxable gain to our shareholders under the requirements of the Code applicable to REITs or to pay tax on that gain, either of which, in turn, would impact our cash flow and increase our leverage. In some cases, we may be restricted from disposing of properties contributed to us in the future in exchange for our OP units under tax protection agreements with contributors unless we incur additional costs related to indemnifying those contributors. To dispose of low basis or tax-protected hotels efficiently, we may from time to time use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the hotel for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes.

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

        In addition, insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. With the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, United States insurers cannot exclude conventional chemical, biological, nuclear and radiation terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In many cases, mortgage lenders have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our hotels. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses, which could have a material adverse effect on us.

We may be subject to unknown or contingent liabilities related to recently acquired hotels and the hotels that we may acquire in the future, which could have a material adverse effect on us.

        Our recently acquired hotels, and the hotels that we may acquire in the future, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the purchase of hotels we acquire may not survive the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these hotels may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may materially and adversely affect us.

Compliance or failure to comply with the Americans with Disabilities Act and other safety regulations and requirements could result in substantial costs.

        Under the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder, which we refer to collectively as the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA's requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. In 2008, the ADA Amendments Act was enacted to expand the scope of the ADA. In September 2010, the Department of Justice published revised regulations that adopted revised enforceable accessibility standards called the 2010 ADA Standards for Accessible Design. These standards generally became effective on March 15, 2012. The new standards could cause some of our hotels to incur costly measures to become fully compliant. If we are required to make substantial modifications to the hotels that we acquire, whether to comply with the ADA or other changes in governmental rules and regulations, we could be materially and adversely affected.

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

        Our hotels are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of a hotel, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials, waste or petroleum products) at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell or no longer operate hotels. Contamination at, on, under or emanating from our hotels also may expose us to liability to private parties for costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which the properties may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

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

        Our qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Maintaining our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the REIT income and asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination and for which we will not obtain independent appraisals, and upon our ability to successfully manage the composition of our income and assets on an ongoing basis. In addition, our ability to satisfy the requirements to maintain our qualification as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in some cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

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

        We have been organized, operate, and intend to continue to operate, in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2011 and thereafter. Our qualification as a REIT depends on our satisfaction of the requirements described above under "—Qualifying as a REIT involves highly technical and complex provisions of the Code."

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

        Any determination that we do not qualify as a REIT would have a material adverse effect on our results of operations and could materially reduce the value of our common shares. Our additional tax liability could be substantial and would reduce our net earnings available for investment, debt service or distributions to shareholders. Furthermore, we would no longer be required to make any distributions to shareholders as a condition to REIT qualification and all of our distributions to shareholders would be taxable as ordinary C corporation dividends to the extent of our current and accumulated earnings and profits. This means that our shareholders currently taxed as individuals would be taxed on those dividends at capital gain rates and our corporate shareholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case, to applicable limitations under the Code. Our failure to qualify as a REIT also could cause an event of default under loan documents governing our debt.

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

        From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In addition, differences in timing between the recognition of taxable income and the actual receipt of cash may occur. As a result, we may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions; (2) incur debt or issue additional equity on unfavorable terms; (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt; or (4) make a taxable distribution of our common shares as part of a distribution in which shareholders may elect to receive our common shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase our costs or dilute our equity. In addition, because the REIT distribution requirement prevents us from retaining earnings, we generally will be required to refinance debt at its maturity with additional debt or equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the market price of our common shares.

We may in the future choose to pay dividends in the form of our own common shares, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.

        We may seek in the future to distribute taxable dividends that are payable in cash and our common shares, at the election of each shareholder. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common shares at the time of the sale. In addition, in such case, a U.S. shareholder could have a capital loss with respect to the common shares sold that could not be used to offset such dividend income. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. In addition, such a taxable share dividend could be viewed as equivalent to a reduction in our cash distributions, and that factor, as well as the possibility that a significant number of our shareholders could determine to sell our common shares in order to pay taxes owed on dividends, may put downward pressure on the market price of our common shares.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

        For taxable years beginning on or after January 1, 2013, the maximum tax rate applicable to "qualified dividends" paid to U.S. shareholders that are individuals, trusts and estates is 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income) . Dividends payable by REITs, however, generally are not eligible for the reduced rates and will continue to be subject to tax at rates applicable to ordinary income, which will be as high as 43.4% (taking into account the 3.8% Medicare tax applicable to net investment income). The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

        The IRS has conducted audits of other lodging REITs, and in at least one case has focused on intercompany hotel leases between the REIT and its TRSs which purportedly reflect market terms. The

IRS proposed transfer pricing adjustments in connection with this audit. We believe our leases have customary terms and rents and reflect normal business practices in this regard and comply with the arms-length requirement, but there can be no assurance that the IRS will agree. While it would not affect our REIT status, the IRS could adjust rents related to our leases which would cause us to incur a 100% excise tax on the potential adjustment.

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

        Our operating partnership will be treated as a separate entity for federal income tax purposes, rather than as an entity that is disregarded as separate from us. We believe, and will take steps to structure any ownership of OP units so that, our operating partnership will be treated as a partnership for federal income tax purposes, rather than as a corporation. As a partnership, it will not be subject to federal income tax on its income. Instead, each of its partners, including our company, will be required to pay tax on such partner's allocable share of its income. No assurance can be provided, however, that the IRS will not challenge our operating partnership's status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for federal income tax purposes, our company would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT.

As a result of our formation transactions, our TRSs may be limited in using certain tax benefits.

        If a corporation undergoes an "ownership change" within the meaning of Section 382 of the Code and the Treasury Regulations thereunder, such corporation's ability to use net operating losses, or NOLs, generated prior to the time of that ownership change may be limited. To the extent the affected corporation's ability to use NOLs is limited, such corporation's taxable income may increase. As of December 31, 2012, we had approximately $50.4 million of NOLs (all of which are attributable to our TRSs) which will begin to expire in 2026 for federal tax purposes and during the period from 2016 to 2026 for state tax purposes if not utilized. In general, an ownership change occurs if one or more large shareholders, known as "5% shareholders," including groups of shareholders that may be aggregated and treated as a single 5% shareholder, increase their aggregate percentage interest in a corporation by more than 50% over their lowest ownership percentage during the preceding three-year period. The formation transactions caused an ownership change within the meaning of Section 382 of the Code with respect to the TRSs of the REITs of Funds II and III. Accordingly, to the extent such TRSs have taxable income in future years, their ability to use NOLs incurred prior to our formation transactions in future years will be limited, and they may have greater taxable income as a result of such limitation.

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

        As of February 20, 2013, we had 106,540,971 common shares outstanding. In addition, as of such date, 894,000 OP units in our operating partnership were outstanding, which are redeemable for cash or, at our option, for a like number of our common shares. We cannot predict the effect, if any, of future resales of our common shares or OP units, or the perception of such resales, on the market price of our common shares. Any such future resales, or the perception that such resales might occur, could adversely affect the market price of our common shares and may also make it more difficult for us to sell equity or equity-related securities in the future at times and upon terms that we deem appropriate.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Our Hotels

        The following table provides a comprehensive list of our hotels as of December 31, 2012. The table includes key metrics such as each hotel's brand, franchise affiliation, service level and geographic region:

Hotel	State	Region	Year Opened(1)	Rooms	Franchise Parent company	Brand	Service Level
Courtyard Atlanta Buckhead	GA	South	1996	181	Marriott	Courtyard	Focused Service
Courtyard Austin Airport	TX	South	2006	150	Marriott	Courtyard	Focused Service
Courtyard Austin Downtown/Convention Center(2)	TX	South	2006	270	Marriott	Courtyard	Focused Service
Courtyard Austin Northwest/Arboretum	TX	South	1996	102	Marriott	Courtyard	Focused Service
Courtyard Austin South	TX	South	1996	110	Marriott	Courtyard	Focused Service
Courtyard Austin-University Area	TX	South	1987	198	Marriott	Courtyard	Focused Service
Courtyard Benton Harbor St. Joseph	MI	Midwest	1988	98	Marriott	Courtyard	Focused Service
Courtyard Boulder Longmont	CO	West	2002	78	Marriott	Courtyard	Focused Service
Courtyard Boulder Louisville	CO	West	1996	154	Marriott	Courtyard	Focused Service
Courtyard Charleston Historic District(2)	SC	South	1961	176	Marriott	Courtyard	Focused Service
Courtyard Chicago Downtown/Magnificent Mile	IL	Midwest	2003	306	Marriott	Courtyard	Focused Service
Courtyard Chicago Midway Airport	IL	Midwest	1997	174	Marriott	Courtyard	Focused Service
Courtyard Chicago Schaumburg	IL	Midwest	2005	162	Marriott	Courtyard	Focused Service
Courtyard Chicago Southeast/Hammond, IN	IN	Midwest	1997	85	Marriott	Courtyard	Focused Service
Courtyard Dallas Mesquite	TX	South	1998	101	Marriott	Courtyard	Focused Service
Courtyard Denver Southwest/Lakewood	CO	West	1999	90	Marriott	Courtyard	Focused Service
Courtyard Denver West/Golden	CO	West	2000	110	Marriott	Courtyard	Focused Service
Courtyard Detroit Pontiac/Bloomfield	MI	Midwest	1998	110	Marriott	Courtyard	Focused Service
Courtyard Fort Lauderdale SW/Miramar	FL	South	2006	128	Marriott	Courtyard	Focused Service
Courtyard Fort Wayne	IN	Midwest	1989	142	Marriott	Courtyard	Focused Service
Courtyard Goshen	IN	Midwest	1989	91	Marriott	Courtyard	Focused Service
Courtyard Grand Junction	CO	West	2007	136	Marriott	Courtyard	Focused Service
Courtyard Grand Rapids Airport	MI	Midwest	1997	84	Marriott	Courtyard	Focused Service
Courtyard Houston by The Galleria	TX	South	2007	190	Marriott	Courtyard	Focused Service
Courtyard Houston Sugar Land	TX	South	1997	112	Marriott	Courtyard	Focused Service

Hotel	State	Region	Year Opened(1)	Rooms	Franchise Parent company	Brand	Service Level
Courtyard Indianapolis at the Capitol	IN	Midwest	1997	124	Marriott	Courtyard	Focused Service
Courtyard Louisville Northeast	KY	South	2004	114	Marriott	Courtyard	Focused Service
Courtyard Merrillville	IN	Midwest	1987	112	Marriott	Courtyard	Focused Service
Courtyard New York Manhattan / Upper East Side	NY	Northeast	2006	226	Marriott	Courtyard	Focused Service
Courtyard Salt Lake City Airport	UT	West	1999	154	Marriott	Courtyard	Focused Service
Courtyard San Antonio Airport/North Star Mall	TX	South	1996	78	Marriott	Courtyard	Focused Service
Courtyard South Bend Mishawaka	IN	Midwest	1995	78	Marriott	Courtyard	Focused Service
Courtyard Tampa Brandon	FL	South	1997	90	Marriott	Courtyard	Focused Service
Courtyard Valparaiso	IN	Midwest	1985	111	Marriott	Courtyard	Focused Service
Fairfield Inn & Suites Austin South	TX	South	1995	63	Marriott	Fairfield Inn & Suites	Focused Service
Fairfield Inn & Suites Austin-University Area	TX	South	1995	63	Marriott	Fairfield Inn & Suites	Focused Service
Fairfield Inn & Suites Chicago Midway Airport	IL	Midwest	1997	114	Marriott	Fairfield Inn & Suites	Focused Service
Fairfield Inn & Suites Chicago Southeast/Hammond, IN	IN	Midwest	1997	94	Marriott	Fairfield Inn & Suites	Focused Service
Fairfield Inn & Suites Denver Cherry Creek	CO	West	1986	134	Marriott	Fairfield Inn & Suites	Focused Service
Fairfield Inn & Suites Indianapolis Airport	IN	Midwest	1994	86	Marriott	Fairfield Inn & Suites	Focused Service
Fairfield Inn & Suites Key West	FL	South	1986	106	Marriott	Fairfield Inn & Suites	Focused Service
Fairfield Inn & Suites Memphis	TN	South	1995	63	Marriott	Fairfield Inn & Suites	Focused Service
Fairfield Inn & Suites Merrillville	IN	Midwest	1990	112	Marriott	Fairfield Inn & Suites	Focused Service
Fairfield Inn & Suites San Antonio Airport/North Star Mall	TX	South	1996	120	Marriott	Fairfield Inn & Suites	Focused Service
Fairfield Inn & Suites San Antonio Downtown/Market Square	TX	South	1995	110	Marriott	Fairfield Inn & Suites	Focused Service
Fairfield Inn & Suites Tampa Brandon	FL	South	1997	107	Marriott	Fairfield Inn & Suites	Focused Service
Fairfield Inn & Suites Valparaiso	IN	Midwest	1996	63	Marriott	Fairfield Inn & Suites	Focused Service
Fairfield Inn & Suites Washington, DC/Downtown	DC	South	1986	198	Marriott	Fairfield Inn & Suites	Focused Service
Louisville Marriott Downtown(2)	KY	South	2005	616	Marriott	Marriott	Full Service
Auburn Hills Marriott Pontiac at Centerpoint	MI	Midwest	2000	290	Marriott	Marriott	Compact Full Service
Austin Marriott South	TX	South	2001	211	Marriott	Marriott	Compact Full Service
Chicago Marriott Midway	IL	Midwest	2002	200	Marriott	Marriott	Compact Full Service
Denver Airport Marriott at Gateway Park	CO	West	1998	238	Marriott	Marriott	Compact Full Service

Hotel	State	Region	Year Opened(1)	Rooms	Franchise Parent company	Brand	Service Level
Denver Marriott South at Park Meadows	CO	West	2003	279	Marriott	Marriott	Compact Full Service
Renaissance Boulder Flatiron Hotel	CO	West	2002	232	Marriott	Renaissance	Compact Full Service
Renaissance Fort Lauderdale-Plantation Hotel	FL	South	2002	250	Marriott	Renaissance	Compact Full Service
Renaissance Pittsburgh Hotel	PA	Northeast	2001	300	Marriott	Renaissance	Compact Full Service
Residence Inn Austin Downtown/Convention Center(2)	TX	South	2006	179	Marriott	Residence Inn	Focused Service
Residence Inn Austin North/Parmer Lane	TX	South	2000	88	Marriott	Residence Inn	Focused Service
Residence Inn Austin Northwest/Arboretum	TX	South	1996	84	Marriott	Residence Inn	Focused Service
Residence Inn Austin Round Rock	TX	South	1999	96	Marriott	Residence Inn	Focused Service
Residence Inn Austin South	TX	South	1996	66	Marriott	Residence Inn	Focused Service
Residence Inn Bethesda Downtown	MD	South	1986	187	Marriott	Residence Inn	Focused Service
Residence Inn Boulder Longmont	CO	West	2002	84	Marriott	Residence Inn	Focused Service
Residence Inn Boulder Louisville	CO	West	2000	88	Marriott	Residence Inn	Focused Service
Residence Inn Chicago Naperville/Warrenville	IL	Midwest	2003	130	Marriott	Residence Inn	Focused Service
Residence Inn Chicago Oak Brook(2)	IL	Midwest	2003	156	Marriott	Residence Inn	Focused Service
Residence Inn Chicago Schaumburg	IL	Midwest	2001	125	Marriott	Residence Inn	Focused Service
Residence Inn Chicago Southeast/Hammond, IN	IN	Midwest	1998	78	Marriott	Residence Inn	Focused Service
Residence Inn Columbia	MD	South	1998	108	Marriott	Residence Inn	Focused Service
Residence Inn Denver Southwest/Lakewood	CO	West	1998	102	Marriott	Residence Inn	Focused Service
Residence Inn Denver West/Golden	CO	West	2000	88	Marriott	Residence Inn	Focused Service
Residence Inn Detroit Novi	MI	Midwest	2003	107	Marriott	Residence Inn	Focused Service
Residence Inn Detroit Pontiac/Auburn Hills	MI	Midwest	1998	114	Marriott	Residence Inn	Focused Service
Residence Inn Fort Lauderdale Plantation	FL	South	1996	138	Marriott	Residence Inn	Focused Service
Residence Inn Fort Lauderdale SW/Miramar	FL	South	2006	130	Marriott	Residence Inn	Focused Service
Residence Inn Grand Junction	CO	West	2007	104	Marriott	Residence Inn	Focused Service
Residence Inn Houston by The Galleria	TX	South	1994	146	Marriott	Residence Inn	Focused Service
Residence Inn Houston Sugar Land	TX	South	1997	78	Marriott	Residence Inn	Focused Service
Residence Inn Indianapolis Airport	IN	Midwest	1994	95	Marriott	Residence Inn	Focused Service

Hotel	State	Region	Year Opened(1)	Rooms	Franchise Parent company	Brand	Service Level
Residence Inn Indianapolis Carmel	IN	Midwest	2002	120	Marriott	Residence Inn	Focused Service
Residence Inn Indianapolis Downtown on the Canal	IN	Midwest	1997	134	Marriott	Residence Inn	Focused Service
Residence Inn Indianapolis Fishers	IN	Midwest	1996	78	Marriott	Residence Inn	Focused Service
Residence Inn Louisville Downtown	KY	South	2005	140	Marriott	Residence Inn	Focused Service
Residence Inn Louisville Northeast	KY	South	2000	102	Marriott	Residence Inn	Focused Service
Residence Inn Merrillville	IN	Midwest	1996	78	Marriott	Residence Inn	Focused Service
Residence Inn National Harbor Washington, DC	MD	South	2008	162	Marriott	Residence Inn	Focused Service
Residence Inn Salt Lake City Airport	UT	West	1999	104	Marriott	Residence Inn	Focused Service
Residence Inn San Antonio Downtown/Market Square	TX	South	1995	95	Marriott	Residence Inn	Focused Service
Residence Inn Silver Spring	MD	South	2005	130	Marriott	Residence Inn	Focused Service
Residence Inn South Bend	IN	Midwest	1988	80	Marriott	Residence Inn	Focused Service
SpringHill Suites Austin North/Parmer Lane	TX	South	2002	132	Marriott	SpringHill Suites	Focused Service
SpringHill Suites Austin South	TX	South	2000	152	Marriott	SpringHill Suites	Focused Service
SpringHill Suites Bakersfield	CA	West	2007	119	Marriott	SpringHill Suites	Focused Service
SpringHill Suites Boulder Longmont	CO	West	2005	90	Marriott	SpringHill Suites	Focused Service
SpringHill Suites Chicago Schaumburg	IL	Midwest	2001	132	Marriott	SpringHill Suites	Focused Service
SpringHill Suites Denver North/Westminster	CO	West	2002	164	Marriott	SpringHill Suites	Focused Service
SpringHill Suites Detroit Southfield	MI	Midwest	2003	84	Marriott	SpringHill Suites	Focused Service
SpringHill Suites Gainesville	FL	South	2007	126	Marriott	SpringHill Suites	Focused Service
SpringHill Suites Indianapolis Carmel	IN	Midwest	2002	126	Marriott	SpringHill Suites	Focused Service
SpringHill Suites Louisville Hurstbourne/North	KY	South	2001	142	Marriott	SpringHill Suites	Focused Service
SpringHill Suites South Bend Mishawaka	IN	Midwest	2001	87	Marriott	SpringHill Suites	Focused Service
Doubletree Hotel Columbia	MD	South	1982	152	Hilton	Doubletree	Compact Full Service
Doubletree Metropolitan Hotel New York City(3)	NY	Northeast	1962	764	Hilton	Doubletree	Compact Full Service
Embassy Suites Boston Waltham	MA	Northeast	1989	275	Hilton	Embassy Suites	Compact Full Service
Embassy Suites Columbus	OH	Midwest	1984	221	Hilton	Embassy Suites	Compact Full Service
Embassy Suites Fort Myers—Estero	FL	South	2006	150	Hilton	Embassy Suites	Compact Full Service
Embassy Suites Los Angeles—Downey	CA	West	1985	219	Hilton	Embassy Suites	Compact Full Service

Hotel	State	Region	Year Opened(1)	Rooms	Franchise Parent company	Brand	Service Level
Embassy Suites Tampa—Downtown Convention Center	FL	South	2006	360	Hilton	Embassy Suites	Compact Full Service
Embassy Suites West Palm Beach—Central	FL	South	1983	194	Hilton	Embassy Suites	Compact Full Service
Hampton Inn Chicago-Midway Airport	IL	Midwest	1990	170	Hilton	Hampton Inn	Focused Service
Hampton Inn Ft. Walton Beach	FL	South	2000	100	Hilton	Hampton Inn	Focused Service
Hampton Inn Garden City(2)	NY	Northeast	2006	143	Hilton	Hampton Inn	Focused Service
Hampton Inn Houston-Near the Galleria	TX	South	1995	176	Hilton	Hampton Inn	Focused Service
Hampton Inn Merrillville	IN	Midwest	1995	64	Hilton	Hampton Inn	Focused Service
Hampton Inn West Palm Beach Central Airport	FL	South	2004	105	Hilton	Hampton Inn	Focused Service
Hampton Inn & Suites Clearwater/St. Petersburg-Ulmerton Road	FL	South	2007	128	Hilton	Hampton Inn & Suites	Focused Service
Hampton Inn & Suites Denver Tech Center	CO	West	1999	123	Hilton	Hampton Inn & Suites	Focused Service
Hampton Inn & Suites Las Vegas-Red Rock/Summerlin	NV	West	2007	106	Hilton	Hampton Inn & Suites	Focused Service
Hilton Mystic	CT	Northeast	1986	182	Hilton	Hilton	Compact Full Service
Hilton New York/Fashion District	NY	Northeast	2010	280	Hilton	Hilton	Compact Full Service
Hilton Garden Inn Bloomington(2)	IN	Midwest	2006	168	Hilton	Hilton Garden Inn	Focused Service
Hilton Garden Inn Chicago/Midway Airport	IL	Midwest	2005	174	Hilton	Hilton Garden Inn	Focused Service
Hilton Garden Inn Los Angeles / Hollywood	CA	West	1975	160	Hilton	Hilton Garden Inn	Focused Service
Hilton Garden Inn New Orleans Convention Center	LA	South	2000	286	Hilton	Hilton Garden Inn	Focused Service
Hilton Garden Inn New York/West 35th Street	NY	Northeast	2009	298	Hilton	Hilton Garden Inn	Focused Service
Hilton Garden Inn Pittsburgh University Place	PA	Northeast	1970	202	Hilton	Hilton Garden Inn	Focused Service
Hilton Garden Inn Raleigh-Durham/Research Triangle Park	NC	South	1989	177	Hilton	Hilton Garden Inn	Focused Service
Hilton Garden Inn San Francisco / Oakland Bay Bridge	CA	West	1971	278	Hilton	Hilton Garden Inn	Focused Service
Hilton Garden Inn St. George	UT	West	2005	150	Hilton	Hilton Garden Inn	Focused Service
Hilton Garden Inn West Palm Beach Airport	FL	South	2007	100	Hilton	Hilton Garden Inn	Focused Service
Homewood Suites by Hilton Tampa-Brandon	FL	South	2006	126	Hilton	Homewood Suites	Focused Service
Homewood Suites by Hilton Washington	DC	South	2001	175	Hilton	Homewood Suites	Focused Service

Hotel	State	Region	Year Opened(1)	Rooms	Franchise Parent company	Brand	Service Level
Hyatt House Austin/Arboretum(4)	TX	South	1999	130	Hyatt	Hyatt House	Focused Service
Hyatt House Colorado Springs(4)	CO	West	2000	125	Hyatt	Hyatt House	Focused Service
Hyatt House Dallas/Lincoln Park(4)	TX	South	2000	155	Hyatt	Hyatt House	Focused Service
Hyatt House Dallas/Richardson(4)	TX	South	1997	130	Hyatt	Hyatt House	Focused Service
Hyatt House Dallas/Uptown(4)	TX	South	2000	141	Hyatt	Hyatt House	Focused Service
Hyatt House Houston/Galleria(4)	TX	South	2000	147	Hyatt	Hyatt House	Focused Service
Holiday Inn Austin-NW Plaza/Arboretum Area	TX	South	1984	194	InterContinental	Holiday Inn	Compact Full Service
Holiday Inn Grand Rapids Airport	MI	Midwest	2003	148	InterContinental	Holiday Inn	Compact Full Service
Holiday Inn Express Chicago—Midway Airport	IL	Midwest	1999	104	InterContinental	Holiday Inn Express	Focused Service
Holiday Inn Express Merrillville	IN	Midwest	1995	62	InterContinental	Holiday Inn Express	Focused Service
Hotel Indigo New Orleans Garden District	LA	South	1955	132	InterContinental	Indigo	Focused Service
Sleep Inn Midway Airport	IL	Midwest	1995	121	Choice Hotels	Sleep Inn	Focused Service

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

(4)
During the first quarter of 2012, Hyatt Summerfield Suites changed the brand name to Hyatt House

Our Hotel Management Agreements

        In order to qualify as a REIT, we cannot directly or indirectly operate any of our hotels. We lease our hotels to TRS lessees, which in turn engage property managers to manage our hotels. Each of our hotels is operated pursuant to a hotel management agreement with one of 16 independent hotel management companies. Each hotel management company receives a base management fee and is also eligible to receive an incentive management fee upon the achievement of certain financial benchmarks set forth in each applicable management agreement. The incentive management fee is generally calculated as a percentage of hotel operating profit after we have received a priority return on our investment in the hotel. WLS, a fully-integrated owner, developer and manager of premium-brand hotels, is the management company for 104 of our hotels and the remaining hotels are managed by 15 other hotel management companies located in the United States. Below is a summary of the principal terms of the hotel management agreements with WLS and a general overview of our non-WLS hotel management agreements.

  WLS Hotel Management Agreements

        Our TRS lessees, as lessees of the respective hotels, have entered into hotel management agreements with WLS for 104 of our hotels. This summary is qualified in its entirety by reference to the form of the WLS hotel management agreement included as an exhibit to this Annual Report on Form 10-K.

  Term

        Ninety-nine of our WLS hotel management agreements contain initial terms of 20 years (with an average remaining term of approximately 14 years) and are subject to two automatic renewal terms of 10 years each, while the remaining five WLS hotel management agreements contain initial terms of 10 years (with an average remaining term of approximately six years) and are subject to two automatic renewal terms of five years each.

  Amounts Payable under our WLS Hotel Management Agreements

        Under the WLS hotel management agreements, WLS receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee ranges between 3.0% and 3.5% of gross hotel revenues for the applicable hotel. Gross hotel revenue is calculated as all hotel revenue before subtracting expenses. The incentive management fee, which is calculated on a per hotel basis, is 15% of operating profit (as defined in the applicable management agreements) remaining after we receive an annual return equal to 11% of our total capital investment, including debt, in the applicable hotels. We also pay certain computer support and accounting service fees to WLS, as reflected in each hotel management agreement.

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

  Other Hotel Management Agreements

        As of the date of this Annual Report on Form 10-K, 41 of our hotels are managed by 15 hotel management companies other than WLS. Each of these hotels is subject to a hotel management agreement that contains customary terms and conditions that generally are similar to the provisions found in the WLS hotel management agreements described above. The hotel management agreements generally have initial terms that range from one to ten years, and some provide for one or two automatic extension periods ranging from five to ten years. In addition, each hotel management company receives a base management fee ranging from 2.0% to 7.0% of gross hotel revenues and an incentive management fee ranging from 10% to 25% of available cash flow (or other similar metric) as set forth in the applicable management agreement, calculated on a per hotel basis, generally equal to the operating profit of the hotel after deducting a priority return to us based upon a percentage of our total capital investment in the hotels. Each of the non-WLS hotel management agreements also provides us with a right to terminate such management agreement if the hotel management company fails to reach certain performance targets (as provided in the applicable management agreement) or provides us with a right to terminate the management agreement in our sole and absolute discretion. In addition, certain management agreements give us the right to terminate the management agreement upon the sale of the hotel or for any reason upon payment of a stipulated termination fee. The performance targets vary, but generally provide us with the right to terminate the applicable hotel management agreement if the operating profit of the hotel is less than 90% to 95% of the budget targets set forth pursuant to such management agreement and/or the RevPAR is less than 90% to 115% of comparable hotels. The hotel management agreements are also generally terminable by either party upon material casualty or condemnation of the hotel or the occurrence of certain customary events of default.

  Franchise Agreements

        As of December 31, 2012, 102, 31 and six of our hotels operated under franchise agreements with Marriott, Hilton and Hyatt, respectively. Five of these hotels receive the benefits of a franchise agreement pursuant to management agreements with Marriott. The remaining six hotels that we own as of December 31, 2012 operate under existing franchise agreements with brands other than Marriott, Hilton or Hyatt.

        Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our TRS lessees, as the franchisees, must comply. The franchise agreements obligate our TRS lessees to comply with the franchisors' standards and requirements, including training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the TRS lessee, display of signage and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. Each of the existing franchise agreements for our hotels require that we pay a royalty fee of between 3% and 6% of the gross room revenue of the hotels and, for certain full service hotels, on food and beverage revenue. We also must pay marketing, reservation or other program fees ranging between 1.0% and 4.3% of gross room revenue. In addition, under certain of our franchise agreements, the franchisor may require that we renovate guest rooms and public facilities from time to time to comply with then-current brand standards.

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

        All of the above mentioned transactions eliminate in consolidation.

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

  Events of Default

        Events of default under each of the leases include, among others: the failure by a TRS lessee to pay rent when due; the breach by a TRS lessee of a covenant, condition or term under the lease, subject to the applicable cure period; the bankruptcy or insolvency of a TRS lessee; cessation of operations by a TRS lessee of the leased hotel for more than 30 days, except as a result of damage, destruction, or a partial or complete condemnation; or the default by a TRS lessee under a franchise agreement subject to any applicable cure period.

  Termination of Leases on Disposition of the Hotels or Change of Control

        In the event that we sell a hotel to a non-affiliate or a change of control occurs, we generally have the right to terminate the lease by paying the applicable TRS lessee a termination fee to be governed by the terms and conditions of the lease.

  Ground Leases

        As of December 31, 2012, seven of our hotels were subject to ground leases that cover the land underlying the respective hotels:

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

  •
  The Hilton Garden Inn Bloomington is subject to a ground lease with an initial term that expires on January 30, 2053. During the initial term of the ground lease, the total rent is $490, payable in 10 equal annual installments of $49 each, commencing on December 2, 2024. After expiration of the initial term, the ground lease will be automatically extended for five successive 10-year renewal terms unless we give notice of non-renewal or there is an uncured event of default (as defined in the ground lease) at the expiration of the then-current term. Under certain circumstances set forth in the ground lease, we will need to obtain the consent of the ground lessor prior to transferring our interest in the ground lease. The Hilton Garden Inn Bloomington is also subject to an agreement to lease parking spaces with an initial term extending out to 2033. The agreement to lease parking spaces may be extended if certain events occur. The agreement provides for a monthly rental payment based on city ordinance rates (at December 31, 2012 the rate was approximately $2 per month) and the number of parking spaces reserved for the exclusive use of the hotel, plus amounts based on actual usage in excess of the reserved spaces.

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

  •
  A portion of the site of the Courtyard Charleston Historic District is subject to a ground lease with a term that expires on October 1, 2096. The current annual base rent of $0.8 million continues until 2021, after which the annual base rent increases periodically during the term of the ground lease to a maximum of $1.0 million. In addition to base rent, we are required to pay, as percentage rent, 1.5% of gross quarterly collected room revenue (from no more than 126 rooms per night). We are also responsible for paying all taxes, utilities and other costs associated with the ownership and operation of the property. All FF&E is deemed to be part of the leased premises. The ground lessor has a security interest in FF&E, which will become the property of the ground lessor upon termination or expiration of ground lease. We and the ground lessor each have the right to match any offer to purchase the hotel should the other party desire to sell their interest in the property. We are required to obtain the ground lessor's consent (which may not be unreasonably withheld) in connection with any change in the hotel management company.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the New York Stock Exchange, or the NYSE, under the symbol "RLJ." Below is a summary of the high and low prices of our common shares for each quarterly period since the date of our initial public offering, or the IPO, as reported on the NYSE and distributions paid by us with respect to each quarterly period.

2012	High	Low	Distribution
January 1, 2012–March 31, 2012	$19.11	$16.58	$0.165
April 1, 2012–June 30, 2012	$19.75	$16.74	$0.165
July 1, 2012–September 30, 2012	$19.45	$16.61	$0.165
October 1, 2012–December 31, 2012	$19.66	$16.86	$0.205

2011	High	Low	Distribution
May 16, 2011–June 30, 2011(1)	$18.38	$16.65	$0.08
July 1, 2011–September 30, 2011	$17.89	$11.70	$0.15
October 1, 2011–December 31, 2011	$17.35	$11.66	$0.15

(1)
We completed an initial public offering of our common shares on May 16, 2011

        On December 31, 2012 and February 20, 2013, the closing price of our common shares as reported on the NYSE was $19.37 and $20.72, respectively.

Share Return Performance

        The following graph compares the total shareholder return on our common shares against the cumulative total returns of the Standard & Poor's Corporation Composite 500 Index and the Morgan Stanley Capital International United States REIT Index, or the MSCI US REIT Index for the period from May 11, 2011, the date of the initial listing of our common shares of beneficial interest on the NYSE to December 31, 2012. The graph assumes an initial investment of $100 in our common shares and in each of the indices, and also assumes the reinvestment of dividends.

Name	Initial Investment at May 11, 2011	Value of Initial Investment at Dec 31, 2011	Value of Investment at Dec 31, 2012
RLJ Lodging Trust	$100.00	$97.64	$116.67
S&P 500 Index	$100.00	$95.05	$110.26
MSCI US REIT Index	$100.00	$97.87	$115.32

        This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act except as shall be expressly set forth by specific reference in such filing.

Shareholder Information

        At February 20, 2013, we had 94 holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than record holders. At February 20, 2013, there were four holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for our common shares.

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

Distribution Information

        We intend, over time, to make regular quarterly distributions to our common shareholders. In order to qualify and maintain our qualification for taxation as a REIT, we intend to make annual distributions to our shareholders of at least 90% of our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain.

        The credit agreement governing our $300 million unsecured revolving credit facility and our $275 million unsecured term loan limits our ability to pay cash dividends. However, so long as no default or event of default exists, the credit agreement allows us to pay cash dividends with respect to any period of four fiscal quarters in an amount not to exceed (i) 95% of adjusted funds from operations (as defined in the credit agreement), (ii) the amount required for us to maintain our status as a REIT (including the right to distribute 100% of net capital gain) under Sections 856 through 860 of the Code, and (iii) the amount necessary for us to avoid income or excise tax under the Code. If certain defaults or events of default exist, we may pay cash dividends with respect to any fiscal year in an aggregate amount not to exceed the greater of (x) the minimum amount required for us to maintain our status as a REIT under Sections 856 through 860 of the Code, or (y) the amount necessary to avoid income or excise tax under the Code. In addition, the term loan agreement governing our unsecured term loan of $125 million contains the same restrictions related to payment of dividends as contained in the credit agreement described above.

        Any future distributions will be at the sole discretion of our board of trustees, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected financial condition, liquidity, EBITDA, FFO and results of operations, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, as described above, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of trustees deems relevant. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under our unsecured revolving credit facility or other loans, selling certain of our assets or using a portion of the net proceeds we receive from offerings of equity, equity-related or debt securities or declaring taxable share dividends.

Unregistered Sales of Equity Securities

        The Company did not sell any securities during the fiscal year ended December 31, 2012 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

        During the year ended December 31, 2012, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2011 Equity Incentive Plan, or the 2011 Plan.

        The following table summarizes all of these repurchases during the year ended December 31, 2012.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2012 through January 31, 2012	—		—	N/A	N/A
February 1, 2012 through February 29, 2012	24,128	(1)	$18.15	—	N/A
March 1, 2012 through March 31, 2012	536	(1)	$17.44	—	N/A
April 1, 2012 through April 30, 2012	—		—	N/A	N/A
May 1, 2012 through May 31, 2012	25,264	(1)	$18.44	—	N/A
June 1, 2012 through June 30, 2012	9,537	(1)	$17.29	—	N/A
July 1, 2012 through July 31, 2012	—		—	N/A	N/A
August 1, 2012 through August 31, 2012	25,368	(1)	$17.60	—	N/A
September 1, 2012 through September 30, 2012	10,085	(1)	$17.90	—	N/A
October 1, 2012 through October 31, 2012	—		—	N/A	N/A
November 1, 2012 through November 30, 2012	26,841	(1)	$17.19	—	N/A
December 1, 2012 through December 31, 2012	10,072	(1)	$18.59	—	N/A

Total year ended December 31, 2012	131,831

(1)
The number of shares purchased represents common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2011 Equity Incentive Plan. With respect to these shares, the price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal and state tax obligations.

Share Repurchase Plan

        In November 2011, our Board of Trustees authorized a share repurchase plan to acquire up to $100.0 million of our common shares. Under this plan, we may repurchase our own common shares from time to time, in amounts and prices, as we deem appropriate, all subject to market conditions and other considerations, including available investment alternatives and capital availability. Under the terms of the share repurchase program, repurchases can be made in the open market or in privately negotiated transactions, including from our legacy investors. The program does not obligate us to acquire any specified amount of common shares and, may be modified or suspended at any time at our discretion. We did not elect to repurchase any shares under the share repurchase plan in 2012.

Item 6.    Selected Financial Data

        The following selected historical combined financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical combined consolidated financial statements as of December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010, and the related notes included elsewhere in this Annual Report on Form 10-K.

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

        The selected historical combined financial information as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 has been derived from our audited historical financial statements. Due to the timing of the IPO, the results of operations for the years ended December 31, 2010, 2009 and 2008 reflect the financial condition and results of operations of our predecessor. The results of operations for the year ended December 31, 2011 reflect the financial condition and results of operations of our predecessor together with our company.

	Year Ended December 31,
	Historical Combined Consolidated
	2012	2011	2010	2009	2008
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Room revenue	$742,618	$656,997	$445,630	$389,622	$438,388
Other hotel revenue	111,587	101,955	71,036	66,139	79,114

Total revenue	854,205	758,952	516,666	455,761	517,502

Expenses:
Room expense	163,374	147,039	96,389	84,131	90,475
Other hotel expense	349,227	314,264	215,438	195,268	215,290

Total hotel operating expense	512,601	461,303	311,827	279,399	305,765

Depreciation and amortization	126,798	128,112	96,940	91,503	80,105
Property tax, insurance and other	53,091	46,605	32,500	33,191	32,002
Impairment loss	896	—	—	61,426	21,472
General and administrative(1)	31,099	24,253	19,542	18,208	18,784
Transaction, pursuit and organization costs	3,520	3,996	14,345	8,665	2,100
IPO Costs	—	10,733	—	—	—

Total operating expenses	728,005	675,002	475,154	492,392	460,228

Operating income/(loss)	126,200	83,950	41,512	(36,631)	57,274
Interest and other income	1,485	2,683	3,981	1,573	2,303
Interest expense	(84,997)	(96,020)	(86,735)	(87,849)	(88,656)

Income (loss) before provision for income tax (expense)/ benefit	42,688	(9,387)	(41,242)	(122,907)	(29,079)
Income tax (expense)/benefit	(1,369)	(740)	(945)	(1,801)	945

Net income (loss) from continuing operations	41,319	(10,127)	(42,187)	(124,708)	(28,134)
Net (income) loss attributable to noncontrolling interests	(21)	(302)	213	—	—
Distributions to preferred shareholders	—	(61)	(62)	(62)	(61)

Net income (loss) from continuing operations available to shareholders/owners	$41,298	$(10,490)	$(42,036)	$(124,770)	$(28,195)

	Year Ended December 31,
	Historical Combined Consolidated
	2012	2011	2010	2009	2008
	(In thousands, except share and per share data)
Balance Sheet Data:
Investment in hotels, net	$3,073,483	$2,820,457	$2,626,690	$1,877,583	$1,905,653
Cash and cash equivalents	115,861	310,231	267,454	151,382	156,181
Total assets	3,346,385	3,290,018	3,045,824	2,202,865	2,213,108
Total debt	1,413,651	1,341,735	1,747,077	1,598,991	1,448,872
Total other liabilities	124,823	114,295	75,014	118,127	143,504
Total owners' equity	1,807,911	1,833,988	1,223,733	485,747	620,732
Per Share Data:
Basic income (loss) from continuing operations per share	$0.38	$(0.11)
Diluted income (loss) from continuing operations per share(2)	$0.38	$(0.11)
Weighted average shares outstanding—basic	105,423,604	95,340,666
Weighted average shares outstanding—diluted(2)	105,748,686	95,340,666
Dividends declared per share	$0.70	$0.38

(1)
The general and administrative expense includes non-cash share compensation expense amortization for restricted share grants of $8,626 and $3,284 for the years ended December 31, 2012 and 2011, respectively.

(2)
Income (loss) allocated to noncontrolling interest in our operating partnership has been excluded from the numerator, and OP units of our operating partnership have been omitted from the denominator, since the effect of including these amounts in the numerator and denominator would have no impact.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1.A., "Risk Factors", appearing elsewhere in this Annual Report on Form 10-K.

Overview

        We are a self-advised and self-administered Maryland real estate investment trust, which acquires primarily premium-branded, focused-service and compact full-service hotels. As of December 31, 2012, we owned 145 hotels in 21 states and the District of Columbia comprising 21,617 suites/rooms. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in urban and dense suburban markets that we believe generally exhibit multiple demand generators and high barriers to entry.

        Our strategy is to acquire primarily premium-branded, focused-service and compact full-service hotels. Focused-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets and meeting space and require fewer employees than traditional full-service hotels. We believe premium-branded, focused-service and compact full-service hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve RevPAR levels at or close to those achieved by traditional full-service hotels while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

        We recognize the challenging geopolitical environment and the possibility that the current economic recovery might not be as robust as anticipated or that economic conditions could deteriorate. However, with growth in lodging supply expected to be below historical averages for the next few years and corporate profits rising, we currently do not anticipate any significant slowdown in lodging fundamentals. Accordingly, we remain cautiously optimistic that we are in the midst of a multiyear lodging recovery.

        Furthermore, we believe that attractive acquisition opportunities that meet our investment profile remain available in the market. We believe our cash on hand and expected access to capital (including availability under our unsecured revolving credit facility) along with our senior management team's experience, extensive industry relationships and asset management expertise, will enable us to compete effectively for such acquisitions and enable us to generate additional internal and external growth.

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

        Our operating costs and expenses consist of the costs to provide hotel services, including room expense, food and beverage expense, management fees and other hotel expenses. Room expense includes housekeeping wages and payroll taxes, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other hotel expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, franchise fees, sales and marketing, repairs and maintenance and utility costs. Our hotels are managed by independent, third-party management companies under long-term agreements under which the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. We generally receive a cash distribution from the hotel management companies on a monthly basis, which reflects hotel-level sales less hotel-level operating expenses.

Key Indicators of Operating Performance

        We use a variety of operating and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP as well as other financial measures that are non-GAAP measures. In addition, we use other information that may not be financial in nature, including industry standard statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotels in our portfolio and potential acquisitions to determine each hotel's contribution to cash flow and its potential to provide attractive long-term total returns. These key indicators include:

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

        Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 86.9% of our total revenue for the year ended December 31, 2012 and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.

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

        For the year ended December 31, 2012, the portfolio wide RevPAR penetration index of our hotels was 111.2 which indicates that, on average, our hotels maintained a market share premium of approximately 11.2% in relation to their competitive set.

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

        We expect that our ADR, occupancy and RevPAR performance will be impacted by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport activity, business and leisure travel demand, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy and RevPAR performance are dependent on the continued success of the Marriott, Hilton and Hyatt brands.

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

  •
  Management fees—Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels. See "Our Properties—Our Hotel Management Agreements."

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

Results of Operations

        At December 31, 2012, 2011 and 2010, we owned 145, 141 and 131 hotels, respectively (excluding one hotel and seven hotels carried as discontinued operations for the years ended December 31, 2011 and 2010, respectively). All hotels owned during these periods, excluding discontinued operations, have been included in our results of operations during those respective periods or since their date of acquisition. Operating results for certain hotels are not comparable for the years ended December 31, 2012, 2011 and 2010. The hotels listed in the table below are hereafter referred to as non-comparable hotels.

Noncomparable hotel for the
Hotel	Location	Acquisition Date	years ended December 31, 2012 and 2011	years ended December 31, 2011 and 2010
Fairfield Inn & Suites Washington DC/Downtown(1)	Washington DC	June 1, 2010	x	x
Hotel Indigo New Orleans Garden District(2)	New Orleans, LA	October 26, 2010	x	x
Embassy Suites Columbus	Columbus, OH	January 11, 2011		x
Renaissance Pittsburgh Hotel	Pittsburgh, PA	January 12, 2011		x
Courtyard Atlanta Buckhead	Atlanta, GA	January 18, 2011		x
Doubletree Hotel Columbia	Columbia, MD	January 18, 2011		x
Denver Airport Marriott at Gateway Park	Denver, CO	January 18, 2011		x
Embassy Suites West Palm Beach-Central	West Palm Beach, FL	January 18, 2011		x
Hilton Garden Inn Raleigh Durham-Research Triangle Park	Durham, NC	January 24, 2011		x
Hilton Garden Inn Pittsburgh University Place	Pittsburgh, PA	January 24, 2011		x
Hampton Inn Houston-Near the Galleria	Houston, TX	March 14, 2011	x	x
Courtyard Charleston Historic District	Charleston, SC	October 27, 2011	x	x
Residence Inn Bethesda Hotel Downtown	Bethesda, MD	May 29, 2012	x	n/a
Courtyard New York/Manhattan Upper East Side	New York, NY	May 30, 2012	x	n/a
Hilton Garden Inn San Francisco/Oakland Bay Bridge	Emeryville, CA	June 11, 2012	x	n/a
Embassy Suites Boston/Waltham	Waltham, MA	November 13, 2012	x	n/a

(1)
Property was closed for renovation from December 18, 2010 until March 29, 2011.

(2)
Property was closed for renovation until December 27, 2012.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

        Income from continuing operations for the year ended December 31, 2012 was $41.3 million compared to a loss from continuing operations of $10.1 million for the year ended December 31, 2011, representing an increase of $51.4 million. This improved performance was primarily due to a $95.3 million, or 12.6%, increase in total revenue (including $42.0 million arising from non-comparable hotels), partially offset by the net impact of a $51.3 million, or 11.1%, increase in hotel operating expenses, an increase of $2.1 million or 1.0% in other operating expenses, a decrease in other income of $0.6 million and a decrease in interest expense of $11.0 million, or 11.5%.

	For the year ended December 31,
	2012	2011	$ change	% change
	(amounts in thousands)
Revenue
Hotel operating revenue
Room revenue	$742,618	$656,997	$85,621	13.0%
Food and beverage revenue	87,610	81,781	5,829	7.1%
Other operating department revenue	23,977	20,174	3,803	18.9%

Total revenue	854,205	758,952	95,253	12.6%

Expense
Hotel operating expense
Room	163,374	147,039	16,335	11.1%
Food and beverage	60,508	56,606	3,902	6.9%
Management fees	30,075	26,056	4,019	15.4%
Other hotel expenses	258,644	231,602	27,042	11.7%

Total hotel operating expense	512,601	461,303	51,298	11.1%
Depreciation and amortization	126,798	128,112	(1,314)	(1.0)%
Impairment loss	896	—	896	—
Property tax, insurance and other	53,091	46,605	6,486	13.9%
General and administrative	31,099	24,253	6,846	28.2%
Transaction and pursuit costs	3,520	3,996	(476)	(11.9)%
IPO Costs	—	10,733	(10,733)	(100.0)%

Total operating expense	728,005	675,002	53,003	7.9%

Operating income	126,200	83,950	42,250	50.3%
Other income	433	1,001	(568)	(56.7)%
Interest income	1,686	1,682	4	0.2%
Interest expense	(84,997)	(96,020)	11,023	(11.5)%
Loss on disposal	(634)	—	(634)	—

Income (loss) from continuing operations before income taxes	42,688	(9,387)	52,075	554.8%
Income tax expense	(1,369)	(740)	(629)	85.0%

Income (loss) from continuing operations	41,319	(10,127)	51,446	(508.0)%
Income from discontinued operations	—	21,836	(21,836)	(100.0)%

Net income	41,319	11,709	29,610	252.9%
Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	404	(47)	451	(959.6)%
Noncontrolling interest in common units of Operating Partnership	(425)	(255)	(170)	(66.7)%

Net income attributable to the Company	41,298	11,407	29,891	262.0%
Distributions to preferred unitholders	—	(61)	61	(100.0)%

Net income attributable to common shareholders	$41,298	$11,346	$29,952	264.0%

  Revenue

        Total revenue increased $95.3 million, or 12.6%, to $854.2 million for the year ended December 31, 2012 from $759.0 million for the year ended December 31, 2011. The increase was a result of $42.0 million in revenue attributable to non-comparable hotels and the effects of improving economic conditions as demonstrated by a 6.8% increase in RevPAR for properties held for the entirety of both periods.

        The following are the key hotel operating statistics for hotels owned at December 31, 2012 and 2011, respectively, for our ownership period:

	For the year ended December 31,
	2012	2011	% Change
Number of hotels (at end of period)	145	141	2.8%
Occupancy %	72.6%	71.5%	1.6%
ADR	$133.35	$124.50	7.1%
RevPAR	$96.82	$88.99	8.8%

        Portfolio RevPAR increased to $96.82 from $88.99, representing an 8.8% increase. For the comparable hotels, RevPAR increased 6.8% and was driven by a 1.1% increase in occupancy and a 5.7% increase in ADR. The addition of new hotels to the portfolio drove occupancy up by 0.3% and increased ADR by $2.24 for a total RevPAR impact of $2.05.

        Room Revenue—Our portfolio consists primarily of premium-branded focused-service and compact full-service hotels that generate the majority of their revenues through room sales. Room revenue increased $85.6 million, or 13.0%, to $742.6 million for the year ended December 31, 2012 from $657.0 million for the year ended December 31, 2011. The increase was primarily due to $37.3 million of room revenue from non-comparable hotels and a 6.8% RevPAR growth at comparable hotels.

        Food and Beverage Revenue—Food and beverage revenue increased $5.8 million, or 7.1%, to $87.6 million for the year ended December 31, 2012 from $81.8 million for the year ended December 31, 2011. The increase includes $3.0 million in food and beverage revenue arising from non-comparable hotels.

        Other Operating Department Revenue—Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $3.8 million, or 18.9%, to $24.0 million for the year ended December 31, 2012 from $20.2 million for the year ended December 31, 2011. The increase is the result of $1.7 million in other operating revenue from non-comparable hotels, an increase of $1.5 million of parking revenue across the portfolio and an increase of $0.6 million of other operating revenue.

  Hotel Operating Expense

        Hotel operating expense increased $51.3 million, or 11.1%, to $512.6 million for the year ended December 31, 2012 from $461.3 million for the year ended December 31, 2011. The increase includes $22.5 million in hotel operating expense attributed to non-comparable hotels. The remaining increase was primarily attributable to higher room expense, other operating department costs, and management and franchise fees. Room expense and other operating department costs were driven by higher occupancy at hotels not under renovation. Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

  Depreciation and Amortization

        Depreciation and amortization expense decreased $1.3 million, or 1.0%, to $126.8 million for the year ended December 31, 2012 from $128.1 million for the year ended December 31, 2011. The decrease is partially attributable to a net decrease of $2.9 million of accelerated depreciation. For the years ended 2012 and 2011, we recorded accelerated depreciation on furniture, fixtures and equipment of $4.7 million and $7.6 million, respectively, in conjunction with brand conversions under our 2011 capital improvement plan. Additionally, the decrease reflects approximately $69.3 million of furniture, fixtures and equipment that were fully depreciated during 2012. This decrease was offset by a $3.7 million increase in depreciation and amortization expense attributable to non-comparable hotels and a $9.1 million increase in depreciation on building and furniture, fixtures and equipment for property improvement capital expenditures made during 2012.

  Impairment Loss

        Impairment loss increased $0.9 million to $0.9 million for the year ended December 31, 2012 from zero for the year ended December 31, 2011, related to an impairment charge on the Fairfield Inn Memphis.

  Property Tax, Insurance and Other

        Property tax, insurance and other expense increased $6.5 million, or 13.9%, to $53.1 million for the year ended December 31, 2012 from $46.6 million for the year ended December 31, 2011. The increase includes $3.2 million in property tax, insurance and other expense attributable to non-comparable hotels. The remaining increase of $3.3 million is the net impact of increasing property tax assessments offset by favorable resolution of property tax appeals.

  General and Administrative

        General and administrative expense increased $6.8 million, or 28.2%, to $31.1 million for the year ended December 31, 2012 from $24.3 million for the year ended December 31, 2011. The increase in general and administrative expense is attributable to an increase in amortization of restricted share awards of $5.3 million, an increase in filing fees and other expenses of being a publicly traded company of $0.4 million and an increase in professional fees of $1.2 million.

  Transaction and Pursuit Costs

        Transaction and pursuit costs decreased $0.5 million, or 11.9%, to $3.5 million for the year ended December 31, 2012 from $4.0 million for the year ended December 31, 2011. There were four acquisitions in 2012, which resulted in transaction costs of $3.4 million in 2012. The ten acquisitions in 2011 resulted in transaction costs of $3.8 million incurred in 2011. Additionally, there was a net increase of $0.1 million of costs associated with unsuccessful acquisition efforts during the periods. Costs associated with unsuccessful acquisitions totaled $0.3 million in 2012 compared to $0.2 million in 2011.

  IPO Costs

        Non-recurring IPO and related formation transaction costs totaled $10.7 million for the year ended December 31, 2011. Such costs primarily arose as a result of the transfer and assumption of indebtedness and other contractual obligations of our predecessor in connection with the IPO and our formation transactions. There were no such costs for the year ended December 31, 2012.

  Interest Expense

        Interest expense decreased $11.0 million, or 11.5%, to $85.0 million for the year ended December 31, 2012 from $96.0 million for the year ended December 31, 2011. The decrease was primarily due to a decrease in interest expense on mortgage loans of $4.8 million, a decrease in interest expense on credit facilities and term loans of $2.8 million and the expiration of unfavorable interest rate hedges resulting in a decrease in hedge driven interest expense of $3.6 million. Additionally, in 2012, $1.5 million was incurred for the prepayment of mortgage indebtedness, compared to $2.9 million in 2011. Partially offsetting this decrease was $1.8 million that was reclassified from accumulated other comprehensive loss to interest expense related to hedges that were ineffective in offsetting variable cash flows.

  Income Tax Expense

        Income tax expense increased $0.7 million, or 85.0%, to $1.4 million for the year ended December 31, 2012 from $0.7 million for the year ended December 31, 2011. Tax expense incurred for 2012 was higher than 2011 due to the recording of a one-time benefit during 2011 related to the disposal of an acquired tax attribute of $0.6 million. As part of our structure, we own TRSs that are subject to federal and state income taxes. The TRSs' 2012 and 2011 effective tax rate was 6.2% and 1.7%, respectively.

  Income from Discontinued Operations

        Income from discontinued operations decreased $21.8 million to zero for the year ended December 31, 2012 from $21.8 million for the year ended December 31, 2011. Net income from discontinued operations for 2011 consisted of $21.8 million in net income, including a $23.5 million gain on extinguishment of indebtedness, from the New York LaGuardia Airport Marriott.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

        Net loss from continuing operations for the year ended December 31, 2011 was $10.1 million compared to a net loss from continuing operations of $42.2 million for the year ended December 31, 2010, representing a decrease of $32.1 million. This improved performance was primarily due to a $242.3 million, or 46.9%, increase in total revenue (including $210.3 million arising from non-comparable hotels), partially offset by the net impact of a $149.5 million, or 47.9%, increase in hotel operating expenses, an increase of $50.4 million or 30.1% in other operating expenses, an increase in other income of $0.4 million and an increase in interest expense of $9.3 million, or 10.7%.

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

  Revenue

        Total revenue increased $242.3 million, or 46.9%, to $759.0 million for the year ended December 31, 2011 from $516.7 million for the year ended December 31, 2010. The increase was a result of $210.3 million in revenue attributable to ten hotels acquired in 2011 and fifteen hotels acquired in 2010 and the effects of improving economic conditions as demonstrated by a 7.4% increase in RevPAR for comparable hotels.

        The following are the key hotel operating statistics for hotels owned at December 31, 2011 and 2010, respectively, for our ownership period:

	For the Year Ended December 31,
	2011	2010	% Change
Number of hotels (at end of period)	141	131	7.6%
Occupancy %	71.5%	68.0%	5.2%
ADR	$124.50	$110.98	12.2%
RevPAR	$88.99	$75.43	18.0%

        Portfolio RevPAR increased to $88.99 from $75.43, representing an 18.0% increase. For the comparable hotels, RevPAR increased 7.4% and was driven by a 3.4% increase in occupancy and a 3.9% increase in ADR. The addition of new hotels to the portfolio drove occupancy up by 1.1% and increased ADR by $11.27 for a total RevPAR impact of $9.35.

        Room Revenue—Our portfolio consists primarily of premium-branded focused-service and compact full-service hotels that generate the majority of their revenues through room sales. Room revenue increased $211.4 million, or 47.4%, to $657.0 million for the year ended December 31, 2011 from $445.6 million for the year ended December 31, 2010. The increase was primarily due to $130.6 million of room revenue from non-comparable hotels. The remaining increase was the result of a 7.4% RevPAR growth at comparable hotels.

        Food and Beverage Revenue—Food and beverage revenue increased $24.1 million, or 41.7%, to $81.8 million for the year ended December 31, 2011 from $57.7 million for the year ended December 31, 2010. The increase includes $21.9 million in food and beverage revenue arising from non-comparable hotels.

        Other Operating Department Revenue—Other operating department revenue, which includes revenue derived from ancillary sources, increased $6.8 million, or 51.4%, to $20.2 million for the year ended December 31, 2011 from $13.3 million for the year ended December 31, 2010. The increase is the result of $7.0 million in other operating revenue from non-comparable hotels.

  Hotel Operating Expense

        Hotel operating expense increased $149.5 million, or 47.9%, to $461.3 million for the year ended December 31, 2011 from $311.8 million for the year ended December 31, 2010. The increase includes $131.5 million in hotel operating expense attributed to non-comparable hotels. The remaining increase was primarily attributable to variable costs associated with increases in business activity, as reflected by our increase in occupancy of 3.4%.

  Depreciation and Amortization

        Depreciation and amortization expense increased $31.2 million, or 32.2%, to $128.1 million for the year ended December 31, 2011 from $96.9 million for the year ended December 31, 2010. The increase reflects a $26.3 million increase in depreciation and amortization expense attributable to non-comparable hotels, a $10.1 million increase in depreciation on building and furniture, fixtures and equipment for property improvement capital expenditures made during 2011, and an increase of $7.6 million related to the accelerated depreciation of furniture, fixtures and equipment at certain hotels that underwent renovations during the year. The increase was partially offset primarily due to approximately $124.7 million of furniture, fixtures and equipment that were fully depreciated during 2011.

  Property Tax, Insurance and Other

        Property tax, insurance and other expense increased $14.1 million, or 43.4%, to $46.6 million for the year ended December 31, 2011 from $32.5 million for the year ended December 31, 2010. The increase includes $12.6 million in property tax, insurance and other expense attributable to non-comparable hotels. The remaining increase of $1.5 million is the net impact of increasing property tax assessments offset by favorable resolution of property tax appeals.

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

  Interest Expense

        Interest expense increased $9.3 million, or 10.7%, to $96.0 million for the year ended December 31, 2011 from $86.7 million for the year ended December 31, 2010. Interest expense increased as a result of $14.9 million in additional interest expense arising from the net impact of debt incurred related to hotel acquisitions during the periods. In addition, interest expense increased year over year as a result of an increase in amortization of deferred financing fees of $1.7 million, interest on the term loan of $4.5 million, unused fee incurred on our prior credit facility of $0.5 million and $3.3 million of expenses related to the payoff of variable rate indebtedness. The partially offsetting decrease was primarily due to the expiration of unfavorable interest rate hedges resulting in a decrease in hedge driven interest expense of $7.9 million and a decrease in interest expense of $7.7 million due to the payoff of variable rate indebtedness.

  Income Tax Expense

        Income tax expense decreased $0.2 million, or 21.7%, to $0.7 million for the year ended December 31, 2011 from $0.9 million for the year ended December 31, 2010. Tax expense incurred for 2011 was less than 2010 due to the reversal of acquired deferred tax liabilities for which the relevant assets were disposed of in the fourth quarter. As part of our structure, we own TRSs that are subject to federal and state income taxes. The TRSs' 2011 and 2010 effective tax rate was 1.7% and 3.5%, respectively.

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

        We further adjust FFO for certain additional items that are not in NAREIT's definition of FFO, such as hotel transaction and pursuit costs, the amortization of share-based compensation, legal expenses that we consider outside the normal course of business, loan default penalties and fees and certain other expenses that were the result of the IPO and related formation transactions. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs.

        The following is a reconciliation of our GAAP net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the year ended December 31,
	2012	2011	2010
Net income (loss)(1)	$41,319	$11,709	$(22,616)
Depreciation and amortization	126,798	128,112	96,940
Depreciation and amortization, discontinued operations	—	2,602	3,853
Distributions to preferred unitholders	—	(61)	(62)
Gain on sale of properties	—	—	(23,710)
Loss on disposal	634	—	—
Gain on extinguishment of indebtedness(2)	—	(23,515)	—
Impairment loss	896	—	—
Noncontrolling interest in joint venture	404	(47)	213
Adjustments related to joint venture(3)	(451)	(308)	(30)

FFO attributable to common shareholders	169,600	118,492	54,588
Transaction and pursuit costs	3,520	3,996	14,345
IPO Costs(4)	—	10,733	—
Amortization of share based compensation	8,626	3,284	—
Loan related costs(5)(6)(7)	3,451	4,303	—
Other expenses(8)(9)	436	1,362	3,126

Adjusted FFO	$185,633	$142,170	$72,059

(1)
Includes net income from discontinued operations.

(2)
Includes the gain on the transfer of title to the New York LaGuardia Marriott hotel to the lenders pursuant to a deed in lieu of foreclosure. The gain is included in Discontinued Operations.

(3)
Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(4)
Includes expenses related to the transfer and assumption of indebtedness and other contractual obligations of our predecessor in connection with the IPO and our formation transactions.

(5)
Includes $0.7 million for the year ended December 31, 2012 of default interest and penalties incurred in connection with Springhill Suites Southfield, Michigan mortgage loan.

(6)
Includes $1.4 million for the year ended December 31, 2012 of accelerated amortization of deferred financing fees related to the amendment and restatement of the credit facility.

(7)
Includes $1.4 million and $4.3 million for the years ended December 31, 2012 and 2011, respectively, of incremental interest expense related to the accelerated payoff of mortgage indebtedness.

(8)
Includes $0.4 million for the year ended December 31, 2012 of legal expenses outside the normal course of operations.

(9)
Includes $1.4 million for the year ended December 31, 2011 of certain compensation obligations of our predecessor not continued.

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

        We further adjust EBITDA for certain additional items such as discontinued operations, hotel transaction and pursuit costs, the amortization of share-based compensation, disposal of assets, legal expenses that we consider outside the normal course of business and certain other expenses that were the result of the IPO and related formation transactions. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.

        The following is a reconciliation of our GAAP net income (loss) to EBITDA and Adjusted EBITDA for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the year ended December 31,
	2012	2011	2010
Net income (loss)(1)	$41,319	$11,709	$(22,616)
Depreciation and amortization	126,798	128,112	96,940
Depreciation and amortization, discontinued operations	—	2,602	3,853
Distributions to preferred unitholders	—	(61)	(62)
Interest expense, net(2)	84,939	95,966	84,970
Interest expense, net, discontinued operations	—	488	5,646
Income tax expense	1,369	740	945
Income tax expense, discontinued operations	—	—	270
Noncontrolling interest in joint venture	404	(47)	213
Adjustments related to joint venture(3)	(1,199)	(1,007)	(45)

EBITDA	253,630	238,502	170,114
Transaction and pursuit costs	3,520	3,996	14,345
IPO costs(4)	—	10,733	—
Gain on sale of properties	—	—	(23,710)
Gain on extinguishment of indebtedness(5)	—	(23,515)	—
Impairment loss	896	—	—
Loss on disposal	634	—	—
Amortization of share based compensation	8,626	3,284	—
Other expenses(6)(7)	436	1,363	3,126

Adjusted EBITDA	$267,742	$234,363	$163,875

(1)
Includes net income from discontinued operations.

(2)
Excludes amounts attributable to investment in loans of $1.6 million, $1.6 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)
Includes depreciation, amortization and interest expense allocated to the noncontrolling interest in joint venture.

(4)
Includes expenses related to the transfer and assumption of indebtedness and other contractual obligations of our predecessor in connection with the IPO and our formation transactions.

(5)
Includes the gain on the transfer of title to the New York LaGuardia Marriott hotel to the lenders pursuant to a deed in lieu of foreclosure. The gain is included in Discontinued Operations.

(6)
Includes $0.4 million for the year ended December 31, 2012 of legal expenses outside the normal course of operations.

(7)
Includes $1.4 million for the year ended December 31, 2011 of certain compensation obligations of our predecessor not continued.

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

  •
  distributions necessary to qualify for taxation as a REIT; and

  •
  capital expenditures to improve our hotels, including capital expenditures required by our franchisors in connection with our formation transactions and recent hotel acquisitions.

        We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our unsecured revolving credit facility.

        Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotels and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including our unsecured revolving credit facility and future equity (including OP units) or debt offerings, existing working capital, net cash provided by operations, long-term hotel mortgage indebtedness and other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current state of overall equity and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders, general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

        Our hotels will require periodic capital expenditures and renovation to remain competitive. In addition, acquisitions, redevelopments or expansions of hotels will require significant capital outlays. We may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gain, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gain. As a result, our ability to fund capital expenditures, acquisitions or hotel redevelopment through retained earnings is very limited. Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes. If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations and prospects could be materially and adversely affected.

  Revolving Credit Facility and Term Loans

        We entered into a credit agreement on November 20, 2012 that provides for (i) an unsecured revolving credit facility of up to $300.0 million with a scheduled maturity date of November 20, 2016 with a one year extension option, or the Revolver, and (ii) an unsecured term loan of $275.0 million with a scheduled maturity date of November 20, 2017, or the Five-Year Term Loan. The credit agreement amends and restates in its entirety our unsecured revolving credit facility, which was originally entered into as of June 20, 2011. In addition, on November 20, 2012 we also entered into an unsecured term loan of $125.0 million with a scheduled maturity date of November 20, 2019, or the Seven-Year Term Loan.

        The credit agreement requires that a group of no less than 20 of our hotel properties remain unencumbered by outstanding indebtedness. The credit agreement contains certain financial covenants relating to our maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness. If an event of default exists we are not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status. As of December 31, 2012, we were in compliance with all financial covenants.

        Borrowings under the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan bear interest at variable rates equal to the London InterBank Offered Rate, or LIBOR, plus an applicable margin. The margin ranges from 1.70% to 3.00%, depending on our leverage ratio, as calculated under the terms of the Revolver and each term loan. We incur an unused facility fee on the Revolver of between 0.25% and 0.35%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of outstanding borrowings.

        For the year ended December 31, 2012, we incurred an unused commitment fee on the Revolver of approximately $0.1 million. At December 31, 2012, outstanding borrowings on the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan were $16.0 million, $275.0 million and $125.0 million, respectively. For the year ended December 31, 2012, interest expense incurred on the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan was $40,000, $0.7 million and $0.4 million, respectively.

  Our Outstanding Mortgage Indebtedness

        As of December 31, 2012 and 2011, we were subject to the following mortgage loans (in thousands):

						Principal balance at,
Lender	Number of Assets Encumbered	Interest rate at December 31, 2012		Maturity Date		December 31, 2012	December 31, 2011
Keybank				April 2012	(1)	$—	$48,000
State Street Bank				April 2012	(1)	—	37,000
Wells Fargo				June 2013	(2)	—	60,000
Wells Fargo				Oct 2013	(2)	—	40,000
Wells Fargo				Oct 2013	(2)	—	31,000
Wells Fargo				Dec 2013	(2)	—	150,000
Blackstone				Dec 2013	(2)	—	50,000
Wells Fargo	1	4.60	%(3)(4)	Oct 2014	(5)	68,500	68,500
Wells Fargo	1	3.81	%(4)	Oct 2014	(5)	17,500	17,500
Wells Fargo	1	3.81	%(4)	Oct 2014	(5)	21,000	21,000
Wells Fargo	1	3.81	%(4)	Oct 2014	(5)	11,000	11,000
Wells Fargo	1	3.81	%(4)	Oct 2014	(5)	24,000	24,000
Capmark Financial Group	1	6.12%		April 2015		4,202	4,327
Capmark Financial Group	1	5.55%		May 2015		11,298	11,656
VFC Partners 20 LLC	1	5.50%		June 2015		5,014	5,014
Capmark Financial Group	1	5.55%		June 2015		4,901	5,057
Barclay's Bank	1	5.55%		June 2015		2,561	2,642
Barclay's Bank	1	5.55%		June 2015		4,203	4,336
Barclay's Bank	1	5.55%		June 2015		9,798	10,107
Barclay's Bank	1	5.55%		June 2015		8,745	9,020
Barclay's Bank	1	5.55%		June 2015		7,839	8,084
Barclay's Bank	1	5.60%		June 2015		5,434	5,603
Barclay's Bank	1	5.60%		June 2015		8,422	8,707
Barclay's Bank	1	5.55%		June 2015		5,134	5,296
Barclay's Bank	1	5.55%		June 2015		34,042	35,115
Barclay's Bank	1	5.60%		June 2015		6,466	6,669
Barclay's Bank	1	5.55%		June 2015		5,762	5,943
Barclay's Bank	1	5.55%		June 2015		6,621	6,830
Barclay's Bank	1	5.60%		June 2015		8,437	8,701
Barclay's Bank	1	5.55%		June 2015		6,614	6,821
Barclay's Bank	1	5.55%		June 2015		7,280	7,508
Barclay's Bank	1	5.55%		June 2015		6,621	6,830
Barclay's Bank	1	5.55%		June 2015		7,558	7,796
Barclay's Bank	1	5.55%		June 2015		9,484	9,783
Capmark Financial Group	1	5.50%		July 2015		6,673	6,883
Barclay's Bank	1	5.44%		Sept 2015		10,883	11,223
PNC Bank(6)	7	2.56	%(4)	May 2016	(7)	85,000	—
Merrill Lynch	1	6.29%		July 2016		9,180	9,294
Merrill Lynch	1	6.29%		July 2016		5,531	5,552
Merrill Lynch	1	6.29%		July 2016		7,684	7,780
Merrill Lynch	1	6.29%		July 2016		9,194	9,307
Wachovia Securities(8)	43	6.29%		July 2016		487,296	493,358
Wachovia Securities	1	6.29%		July 2016		6,582	6,664
Wells Fargo/Morgan Stanley	2	6.29%		July 2016		34,823	35,256
Wells Fargo/Morgan Stanley	1	6.29%		July 2016		6,753	6,837
Wells Fargo/Morgan Stanley	1	6.29%		July 2016		9,616	9,736

	88					$997,651	$1,341,735

(1)
The Keybank and State Street Bank loans were paid off with borrowings on the prior credit facility at maturity on April 9, 2012.

(2)
The Wells Fargo/Blackstone loans were paid off on November 20, 2012 with borrowings on the Five-Year Term Loan and Seven-Year Term Loan.

(3)
Interest rate at December 31, 2012 gives effect to interest rate swaps and LIBOR floors.

(4)
Requires payments of interest only until the commencement of the extension period(s).

(5)
Maturity date may be extended for up to two additional one-year terms at our option (subject to our prior satisfaction of certain conditions and advance notice of the exercise of our option).

(6)
The seven hotels encumbered by the PNC Bank Loans are cross-collateralized.

(7)
Maturity date may be extended for one one-year term at our option (subject to our prior satisfaction of certain conditions and advance notice of the exercise of our option).

(8)
The 43 Wachovia Securities loans are cross-collateralized.

Sources and Uses of Cash

        As of December 31, 2012, we had $115.9 million of cash and cash equivalents compared to $310.2 million at December 31, 2011 and $267.5 million at December 31, 2010.

  Cash flows from Operating Activities

        Net cash flow provided by operating activities totaled $176.1 million for the year ended December 31, 2012. Net income of $41.2 million included significant non-cash expenses, including $126.8 million of depreciation and amortization, $8.6 million of amortization of share-based compensation, $5.5 million of amortization of deferred financing costs, $1.0 million of amortization of deferred management fees, $0.9 million loss on impairment, $0.6 million loss on disposal, $0.5 million unrealized gain on interest rate swaps and $0.2 million of expense related to the grant of shares to our trustees. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $9.2 million.

        Net cash flow provided by operating activities totaled $134.1 million for the year ended December 31, 2011. Net income of $11.7 million included significant non-cash expenses, including $130.7 million of depreciation, $5.8 million of amortization of deferred financing costs, $1.0 million of amortization of deferred management fees and $3.3 million of amortization of share-based compensation. In addition, there was a gain on the extinguishment of indebtedness of $23.5 million and changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels, which resulted in net cash inflow of $5.5 million.

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

  Cash flows from Investing Activities

        Net cash flow used in investing activities totaled $363.8 million for the year ended December 31, 2012 primarily due to $247.0 million used for the purchase of four hotels, $9.9 million in purchase deposits paid, $0.3 million paid for additions to property and equipment and $129.2 million in improvements and additions to hotels. These were partially offset by $0.2 million of principal payments on investment in loans and the net releases from restricted cash reserves of $22.5 million in conjunction with the completion of renovation projects.

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

  Cash flows from Financing Activities

        Net cash flow used in financing activities totaled $6.7 million for the year ended December 31, 2012 primarily due to $429.1 million of mortgage loan repayments, $85.0 million repayment of the prior credit facility, $68.8 million in payment of distributions to shareholders and unitholders, $6.9 million paid for deferred financing fees and $2.3 million of shares acquired to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares of beneficial interest issued to such employees under our 2011 Plan. This was offset by $400.0 million of aggregate proceeds from the Five-Year Term Loan and Seven-Year Term Loan, $85.0 million in borrowings on the prior credit facility, $85.0 million in proceeds from mortgage loans and $16.0 million in borrowings on the Revolver.

        Net cash flow provided by financing activities totaled $255.7 million for the year ended December 31, 2011 primarily due to $567.7 of proceeds from the issuance and sale of common shares of beneficial interest, $142.0 million in proceeds from mortgage loans, $140.0 million in proceeds from the term loan and $126.7 million in net contributions from partners. This was offset by $489.3 million of mortgage loan repayments, $140.0 million repayment of the term loan, $39.4 million paid for offering costs related to the issuance and sale of common shares of beneficial interest, $16.3 million of partners' distributions, $24.7 million in payment of distributions to shareholders and unitholders, $6.2 million paid for deferred financing fees, $3.1 million in payment of member distributions, $0.5 million of payments for the redemption of preferred units, a $0.5 million distribution related to the joint venture noncontrolling interest and $0.7 million of shares acquired to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares of beneficial interest issued to such employees under our 2011 Plan.

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

        From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective franchisor's standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserves. To the extent that the FF&E reserves are not available or adequate to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with cash and cash equivalents on hand, our unsecured revolving credit facility and/or other sources of available liquidity.

        We initiated an extensive two-year capital program in 2011 largely focused on upgrading and/or repositioning 24 hotels we acquired in 2010 and 2011, including rebranding of seven hotels. The balance of the renovations included brand related upgrades at other select hotels.

        In 2012, we upgraded and/or repositioned 45 hotels for approximately $95.0 million. In aggregate, we invested approximately $210.0 million at 93 hotels during the two years ended December 31, 2012.

        With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 2.0% and 5.0% of the respective hotel's total gross revenue. As of December 31, 2012, approximately $41.6 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

        As of December 31, 2012, we had no off-balance sheet arrangements.

Contractual Obligations

        The following table sets forth our contractual obligations as of December 31, 2012 (in thousands):

	Amount of commitment expiration per period
Obligations and Commitments	2013	2014	2015	2016	2017	Thereafter	Total
Mortgage loans and interest(1)	$56,678	$197,777	$239,032	$682,728	$—	$—	$1,176,215
Borrowings under credit facilities(2)	9,072	9,072	9,072	25,016	282,789	130,633	465,654
Ground rent	1,150	1,150	1,150	1,150	1,150	103,460	109,210
Operating lease obligations	864	887	914	—	—	—	2,665

	$67,764	$208,886	$250,168	$708,894	$283,939	$234,093	$1,753,744

(1)
Amounts include principal and interest payments. Interest payments have been included in the long-term debt obligations based on the interest rate at December 31, 2012, considering the effect of interest rate swaps and caps, as applicable.

(2)
Amounts include principal and interest payments. Interest expense is calculated based on the variable rate as of December 31, 2012. It is assumed that the outstanding debt as of December 31, 2012 will be repaid upon maturity with interest-only payments until then.

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

Investment in Hotel Properties

        Hotel acquisitions consist almost exclusively of land, land improvements, buildings, building improvements, furniture, fixtures and equipment and inventory. We record the purchase price among these asset classes based on their respective fair values. When we acquire hotels, we acquire them for use. Generally, we do not acquire any significant in-place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when hotels are acquired. The only intangible assets acquired through December 31, 2012 consist of favorable lease agreements and miscellaneous operating agreements, which are short-term in nature. In conjunction with the acquisition of a hotel, we typically negotiate new franchise and management agreements with the selected brand and manager.

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

        We assess the carrying values of each hotel whenever events or changes in circumstances indicate that the carrying amounts of these hotels may not be fully recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the hotel. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models or comparable market transactions. In some cases third-party appraisals are obtained when considered necessary.

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

Revenue Recognition

        Our revenue comprises hotel operating revenue, such as room revenue, food and beverage revenue and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales and occupancy taxes collected from guests. All rebates or discounts are recorded as a reduction to revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotels. All revenues are recorded on an accrual basis as earned. Appropriate allowances are made for doubtful accounts and are recorded as bad debt expense. The allowances are calculated as a percentage of aged accounts receivable, based on individual hotel management company policy. Cash received prior to guest arrival is recorded as an advance from the guest and recognized as revenue at the time of occupancy.

Income Taxes

        We have elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code, as amended, commencing with the taxable year ended December 31, 2011. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain. Our current intention is to adhere to these requirements and maintain the qualification for taxation as a REIT. As a REIT, we generally are not subject to federal corporate income tax on that portion of net income that is currently distributed. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on undistributed taxable income.

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

        We perform an annual review for any uncertain tax positions and, if necessary, will record expected future tax consequences of uncertain tax positions in the financial statements. At December 31, 2012 and 2011, we did not identify any uncertain tax positions.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2012, we had approximately $643.0 million of total variable debt outstanding (or 45.5% of total indebtedness) with a weighted average interest rate of 2.67% per annum. If market rates of interest on our variable rate debt outstanding as of December 31, 2012 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $5.7 million annually, taking into account our existing contractual hedging arrangements.

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

        The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2012, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Fixed rate debt	$—	$—	$193,992	$576,659	$—	$—	$770,651
Weighted average interest rate	—	—	5.56%	6.29%	—	—	6.11%
Variable rate debt	$—	$142,000	$—	$101,000	$275,000	$125,000	$643,000
Weighted average interest rate	—	4.19%	—	2.49%	2.06%	2.46%	2.67%

Total	$—	$142,000	$193,992	$677,659	$275,000	$125,000	$1,413,651

        The foregoing table reflects indebtedness outstanding as of December 31, 2012 and does not consider indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

        Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our combined consolidated financial statements. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. As of December 31, 2012, the estimated fair value of our fixed rate debt was $745.3 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Item 8.    Financial Statements and Supplementary Data

        See Index to the Financial Statements on page F-1.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, the Company's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management's Annual Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers of the Registrant and Corporate Governance

        The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2012, and is incorporated herein by reference.

Item 13.    Certain Relationships, Related Transactions and Director Independence

        The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following is a list of documents filed as a part of this report:

        (1)   Financial Statements

        Included herein at pages F-1 through F-46.

        (2)   Financial Statement Schedules

        The following financial statement schedule is included herein at pages F-47 through F-52:

        Schedule III—Real Estate and Accumulated Depreciation for RLJ Lodging Trust

        All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

        (3)   Exhibits

        The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 87 and 88 of this report, which is incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2013.

RLJ LODGING TRUST
By:	/s/ THOMAS J. BALTIMORE, JR. Thomas J. Baltimore, Jr. President, Chief Executive Officer and Trustee

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. JOHNSON Robert L. Johnson	Executive Chairman and Trustee	February 28, 2013
/s/ THOMAS J. BALTIMORE, JR. Thomas J. Baltimore, Jr.	President, Chief Executive Officer and Trustee (principal executive officer)	February 28, 2013
/s/ LESLIE D. HALE Leslie D. Hale	Chief Financial Officer (principal financial officer)	February 28, 2013
/s/ CHRISTOPHER A. GORMSEN Christopher A. Gormsen	Chief Accounting Officer (principal accounting officer)	February 28, 2013
/s/ EVAN BAYH Evan Bayh	Trustee	February 28, 2013
/s/ NATHANIEL A. DAVIS Nathaniel A. Davis	Trustee	February 28, 2013
/s/ ROBERT M. LA FORGIA Robert M. La Forgia	Trustee	February 28, 2013
/s/ GLENDA G. MCNEAL Glenda G. McNeal	Trustee	February 28, 2013
/s/ JOSEPH RYAN Joseph Ryan	Trustee	February 28, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1(1)	Merger Agreement, dated as of February 1, 2011, by and among RLJ Lodging Fund II, L.P., RLJ Lodging Fund II (PF #1), L.P., RLJ Lodging Trust and RLJ Capital Partners II, LLC
2.2(1)	Merger Agreement, dated as of February 1, 2011, by and among RLJ Real Estate Fund III, L.P., RLJ Real Estate Fund III (PF #1), L.P., RLJ Lodging Trust and RLJ Capital Partners III, LLC
2.3(1)	Contribution Agreement, dated as of February 1, 2011, by and between RLJ Lodging Trust and RLJ Development, LLC
2.4(3)	First Amendment to Contribution Agreement, dated as of April 25, 2011, by and between RLJ Lodging Trust and RLJ Development, LLC
3.1(4)	Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust
3.2(4)	Amended and Restated Bylaws of RLJ Lodging Trust
4.1(3)	Form of Specimen Common Share Certificate
4.2(5)	Registration Rights Agreement, dated May 16, 2011, by and among RLJ Lodging Trust and the persons listed on Schedule I thereto
4.3(5)	Registration Rights Agreement, dated May 16, 2011, by and among RLJ Lodging Trust and the persons listed on Schedule I thereto
10.1(5)	Amended and Restated Agreement of Limited Partnership, dated May 13, 2011
10.2(5)	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Thomas J. Baltimore, Jr.
10.3(5)	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Evan Bayh
10.4(5)	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Ross H. Bierkan
10.5(5)	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Nathaniel Davis
10.6(5)	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Leslie D. Hale
10.7(5)	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Robert L. Johnson
10.8(5)	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Robert M. La Forgia
10.9(5)	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Glenda McNeal
10.10(5)	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Julio E. Morales
10.11(5)	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Joseph Ryan
10.12(4)	RLJ Lodging Trust 2011 Equity Incentive Plan
10.13(4)	Form of Restricted Share Agreement
10.14(4)	Form of Restricted Share Agreement for Trustees
10.15(2)	Form of Non-Qualified Option Agreement
10.16(2)	Form of Share Units Agreement
10.17(4)	Employment Agreement dated as of April 27, 2011 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Robert L. Johnson
10.18(4)	Employment Agreement dated as of April 27, 2011 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Thomas J. Baltimore, Jr.
10.19(4)	Employment Agreement dated as of April 27, 2011 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale
10.20(4)	Employment Agreement dated as of April 27, 2011 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Ross H. Bierkan

Exhibit Number	Exhibit Description
10.21(2)	Form of the Wachovia Mortgage
10.22(2)	Form of the Wachovia Note
10.23(6)	Amended and Restated Credit Agreement, dated as of November 20, 2012, by and among the Operating Partnership, the Company, Wells Fargo Bank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, PNC Bank, National Association, as Documentation Agent, Compass Bank, an Alabama corporation, Deutsche Bank Securities Inc., and U.S. Bank National Association, as Senior Managing Agents, Royal Bank of Canada and Sumitomo Mitsui Banking Corporation, as Managing Agents, Wells Fargo Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners and the other lenders party thereto
10.24(6)	Amended and Restated Guaranty, dated as of November 20, 2012, by the Company and certain subsidiaries of the Company party thereto
10.25(2)	Form of WLS Management Agreement
21.1*	List of Subsidiaries of RLJ Lodging Trust
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document Submitted electronically with this report
101.SCH	XBRL Taxonomy Extension Schema Document Submitted electronically with this report
101.CAL	XBRL Taxonomy Calculation Linkbase Document Submitted electronically with this report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document Submitted electronically with this report
101.LAB	XBRL Taxonomy Label Linkbase Document Submitted electronically with this report
101.PRE	XBRL Taxonomy Presentation Linkbase Document Submitted electronically with this report

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

(4)
Previously filed with Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 5, 2011.

(5)
Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 19, 2011.

(6)
Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 27, 2012.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
RLJ Lodging Trust:

        In our opinion, the combined consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RLJ Lodging Trust and its subsidiaries (the "Company") as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 28, 2013

RLJ Lodging Trust

Combined Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
Assets
Investment in hotel properties, net	$3,073,483	$2,820,457
Investment in loans	12,426	12,633
Cash and cash equivalents	115,861	310,231
Restricted cash reserves	64,787	87,288
Hotel receivables, net of allowance of $194 and $150, respectively	22,738	20,081
Deferred financing costs, net	11,131	9,639
Deferred income tax asset	2,206	1,369
Purchase deposits	9,910	—
Prepaid expense and other assets	33,843	28,320

Total assets	$3,346,385	$3,290,018

Liabilities and Equity
Borrowings under revolving credit facilities	$16,000	$—
Mortgage loans	997,651	1,341,735
Term loans	400,000	—
Interest rate swap liability	470	1,796
Accounts payable and accrued expense	87,105	86,213
Deferred income tax liability	4,064	3,314
Advance deposits and deferred revenue	8,508	4,781
Accrued interest	2,284	2,115
Distributions payable	22,392	16,076

Total liabilities	1,538,474	1,456,030
Commitments and Contingencies (Note 10)
Equity
Shareholders' equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at December 31, 2012 and 2011, respectively.	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 106,565,516 and 106,279,049 shares issued and outstanding at December 31, 2012 and 2011, respectively.	1,066	1,063
Additional paid-in-capital	1,841,449	1,835,011
Accumulated other comprehensive loss	—	(1,782)
Distributions in excess of net earnings	(52,681)	(18,960)

Total shareholders' equity	1,789,834	1,815,332
Noncontrolling interest
Noncontrolling interest in joint venture	6,766	7,170
Noncontrolling interest in Operating Partnership	11,311	11,486

Total noncontrolling interest	18,077	18,656

Total equity	1,807,911	1,833,988

Total liabilities and equity	$3,346,385	$3,290,018

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2012	2011	2010
Revenue
Hotel operating revenue
Room revenue	$742,618	$656,997	$445,630
Food and beverage revenue	87,610	81,781	57,710
Other operating department revenue	23,977	20,174	13,326

Total revenue	854,205	758,952	516,666

Expense
Hotel operating expense
Room	163,374	147,039	96,389
Food and beverage	60,508	56,606	37,798
Management fees	30,075	26,056	18,373
Other hotel expenses	258,644	231,602	159,267

Total hotel operating expense	512,601	461,303	311,827
Depreciation and amortization	126,798	128,112	96,940
Impairment loss	896	—	—
Property tax, insurance and other	53,091	46,605	32,500
General and administrative	31,099	24,253	19,542
Transaction and pursuit costs	3,520	3,996	14,345
IPO costs	—	10,733	—

Total operating expense	728,005	675,002	475,154

Operating income	126,200	83,950	41,512
Other income	433	1,001	629
Interest income	1,686	1,682	3,352
Interest expense	(84,997)	(96,020)	(86,735)
Loss on disposal	(634)	—	—

Income (loss) from continuing operations before income taxes	42,688	(9,387)	(41,242)
Income tax expense	(1,369)	(740)	(945)

Income (loss) from continuing operations	41,319	(10,127)	(42,187)
Income from discontinued operations	—	21,836	19,571

Net income (loss)	41,319	11,709	(22,616)
Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	404	(47)	213
Noncontrolling interest in common units of Operating Partnership	(425)	(255)	—

Net income (loss) attributable to the Company	41,298	11,407	(22,403)
Distributions to preferred unitholders	—	(61)	(62)

Net income (loss) attributable to common shareholders	$41,298	$11,346	$(22,465)

Basic per common share data:
Net income (loss) per share attributable to common shareholders before discontinued operations	$0.38	$(0.11)
Discontinued operations	—	0.23

Net income per share attributable to common shareholders	$0.38	$0.12

Weighted-average number of common shares	105,423,604	95,340,666

Diluted per common share data:
Net income (loss) per share attributable to common shareholders before discontinued operations	$0.38	$(0.11)
Discontinued operations	—	0.23

Net income per share attributable to common shareholders	$0.38	$0.12

Weighted-average number of common shares	105,748,686	95,340,666

Comprehensive income
Net income (loss) attributable to the Company	$41,298	$11,407
Unrealized gain on interest rate derivatives	1,782	2,024

Comprehensive income attributable to the Company	$43,080	$13,431

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

RLJ Lodging Trust

Combined Consolidated Statement of Changes in Equity (Continued)

(Amounts in thousands, except share data)

	Partners' Capital								Shareholders' Equity
	Fund II		Fund III		Members' Capital				Common Stock					Noncontrolling Interests
							Preferred Units						Accumulated Other Comprehensive Loss				Total Owners'/ Shareholders Equity
	General Partner	Limited Partners	General Partner	Limited Partners							Additional Paid-in- Capital	Distributions in excess of net earnings		Operating Partnership	Consolidated Joint Venture	Total Noncontrolling Interests
					Class A	Class B	Fund II	Fund III	Shares	Par Value
Balance at December 31, 2010	$(13,409)	$433,013	$(23,328)	$811,918	$6,592	$4,751	$189	$190	—	$—	$—	$—	$(3,806)	$—	$7,623	$7,623	$1,223,733
Components of comprehensive income:
Net income (loss)	(7)	(9,444)	—	(234)	(256)	(85)	—	—	—	—	—	21,433	—	255	47	302	11,709
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	—	—	—	—	—	—	2,024	—	—	—	2,024

Total comprehensive income																	13,733
Partners' contributions	4,258	3,291	5,031	114,141	—	—	—	—	—	—	—	—	—	—	—	—	126,721
Partners' distributions	(3,230)	(4,876)	(3,798)	(4,392)	—	—	—	—	—	—	—	—	—	—	—	—	(16,296)
Members' distributions	—	—	—	—	(2,547)	(557)	—	—	—	—	—	—	—	—	—	—	(3,104)
Proceeds from sale of common stock, net-	—	—	—	—	—	—	—		31,595,000	316	527,977	—		—		—	528,293
Issuance of restricted stock	—	—	—	—	—	—	—	—	1,120,830	11	(11)	—	—	—	—	—	—
Amortization of share based compensation-	—	—	—	—	—	—	—		—	—	3,284	—		—		—	3,284
Share grants to trustees	—	—	—	—	—	—	—	—	7,810	—	120	—	—	—	—	—	120
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	—	—	—	—	—	—	(47,542)	—	(702)	—	—	—	—	—	(702)
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	(3,000)	—	—	—	—	—	—	—	—
Exchange of owners' equity for common stock and units	12,388	(421,960)	22,095	(921,396)	(3,789)	(4,109)	61	60	73,605,951	736	1,304,343	—	—	11,571	—	11,571	—
Distributions to JV partner	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(500)	(500)	(500)
Distributions to preferred unitholders	—	(24)	—	(37)	—	—	—	—	—	—	—	—	—	—	—	—	(61)
Redemption of preferred units	—	—	—	—	—	—	(250)	(250)	—	—	—	—	—	—	—	—	(500)
Distributions on common shares and units-	—	—	—	—	—	—	—	—	—	—	—	(40,393)	—	(340)	—	(340)	(40,733)

Balance at December 31, 2011	$—	$—	$—	$—	$—	$—	$—	$—	106,279,049	$1,063	$1,835,011	$(18,960)	$(1,782)	$11,486	$7,170	$18,656	$1,833,988

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statement of Changes in Equity (Continued)

(Amounts in thousands, except share data)

	Shareholders' Equity					Noncontrolling Interests
	Common Stock
					Accumulated Other Comprehensive Loss
	Shares	Par Value	Additional Paid-in- Capital	Distributions in excess of net earnings		Operating Partnership	Consolidated Joint Venture	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2011	106,279,049	$1,063	$1,835,011	$(18,960)	$(1,782)	$11,486	$7,170	$18,656	$1,833,988
Net income (loss)	—	—	—	41,298	—	425	(404)	21	41,319
Unrealized gain on interest rate derivative	—	—	—	—	1,782	—	—	—	1,782
Issuance of restricted stock	436,646	4	(4)	—	—	—	—	—	—
Amortization of share based compensation	—	—	8,626	—	—	—	—	—	8,626
Share grants to trustees	8,530	—	160	—	—	—	—	—	160
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(131,831)	(1)	(2,344)	—	—	—	—	—	(2,345)
Forfeiture of restricted stock	(26,878)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(75,019)	—	(600)	—	(600)	(75,619)

Balance at December 31, 2012	106,565,516	$1,066	$1,841,449	$(52,681)	$—	$11,311	$6,766	$18,077	$1,807,911

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$41,319	$11,709	$(22,616)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Gain on sale of properties	—	—	(23,710)
Gain on extinguishment of indebtedness	—	(23,515)
Depreciation and amortization	126,798	130,714	100,793
Amortization of deferred financing costs	5,452	5,842	3,083
Amortization of deferred management fees	1,000	1,000	1,000
Impairment loss	896	—	—
Loss on disposal	634	—	—
Share grants to trustees	160	120	—
Amortization of share based compensation	8,626	3,284	—
Unrealized gain (loss) on interest rate swaps	456	—	(58)
Deferred income taxes	(87)	1,945	—
Changes in assets and liabilities:
Hotel receivables, net	(2,493)	31	(7,431)
Prepaid expense and other assets	(5,851)	(6,723)	2,048
Accounts payable and accrued expense	(4,448)	12,618	8,247
Advance deposits and deferred revenue	3,503	(1,525)	342
Accrued interest	169	(1,380)	2,380

Net cash flow provided by operating activities	176,134	134,120	64,078

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(247,049)	(236,858)	(828,872)
Purchase deposit	(9,910)	—	(8,500)
Proceeds from principal payments on investment in loans	207	207	68
Improvements and additions to hotel properties	(129,235)	(93,477)	(15,984)
Additions to property and equipment	(342)	(116)	(80)
Advances from related parties	—	—	10,103
Proceeds from sale of hotel properties	—	—	72,747
Releases from (funding of) restricted cash reserves, net	22,501	(16,768)	(16,089)

Net cash flow used in investing activities	(363,828)	(347,012)	(786,607)

Cash flows from financing activities:
Borrowings under credit facility	101,000	—	589,146
Repayments under credit facility	(85,000)	—	(735,129)
Proceeds from term loans	400,000	140,000	—
Repayments of term loan	—	(140,000)	—
Proceeds from mortgage loans	85,000	142,000	331,000
Payment of mortgage principal	(429,084)	(489,342)	(79,706)
Distributions to noncontrolling interest	—	(500)	—
Repurchase of common shares	(2,344)	(702)	—
Distributions on common shares	(68,752)	(24,451)	—
Distributions on OP units	(551)	(206)	—
Payment of preferred unitholder distributions	—	(61)	(62)
Payment of deferred financing costs	(6,944)	(6,183)	(8,424)
Payment of members' distributions	—	(3,104)	(28,971)
Proceeds from partners' contributions	—	126,721	801,750
Payment of partners' distributions	—	(16,296)	(31,003)
Redemption of preferred units	—	(500)	—
Proceeds from issuance of common shares	—	567,672	—
Shares acquired to satisfy withholding on vested restricted stock	(1)	—	—
Payment of offering costs	—	(39,379)	—

Net cash flow (used in) provided by financing activities	(6,676)	255,669	838,601

Net change in cash and cash equivalents	(194,370)	42,777	116,072
Cash and cash equivalents, beginning of period	310,231	267,454	151,382

Cash and cash equivalents, end of period	$115,861	$310,231	$267,454

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements

1. Organization

        RLJ Lodging Trust (the "Company") was formed as a Maryland real estate investment trust ("REIT") on January 31, 2011. The Company is a self-advised and self-administered REIT that acquires primarily premium-branded, focused-service and compact full-service hotels. The Company completed the initial public offering of its common shares of beneficial interest (the "IPO") on May 16, 2011. The IPO resulted in the sale of 27,500,000 common shares at a price per share of $18.00 and generated gross proceeds of $495.0 million. The aggregate proceeds to the Company, net of underwriters' discounts in connection with the IPO, were approximately $464.1 million. On June 3, 2011, the Company issued and sold an additional 4,095,000 common shares at a price per share of $18.00 upon exercise of the underwriters' overallotment option (the "Overallotment"), generating gross proceeds of approximately $73.7 million. The Company received aggregate proceeds, net of underwriters' discounts, in connection with the Overallotment of approximately $69.1 million. Subsequent to the IPO, the Company contributed the net proceeds from the IPO, including proceeds received from the Overallotment, to the Company's operating partnership, RLJ Lodging Trust, L.P. (the "Operating Partnership"), which was formed as a Delaware limited partnership on January 31, 2011, in exchange for units of limited partnership interest in the Operating Partnership ("OP units"). The Operating Partnership holds substantially all of the Company's assets and conducts substantially all of its business. Upon completion of the IPO, the Company owned approximately 99.1% of the aggregate OP units. The Company qualified and elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the portion of its taxable year ending December 31, 2011.

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

        Due to the timing of the IPO and the formation transactions, the Company's results of operations as of and for the year ended December 31, 2010 reflect the financial condition and results of operations of the RLJ Predecessor. The Company's results of operations for the year ended December 31, 2011 reflect the results of operations of the RLJ Predecessor together with the Company. The financial condition as of December 31, 2012 and December 31, 2011, as well as the results of operations for the year ended December 31, 2012 reflects solely the Company.

        Substantially all of the Company's assets are held by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.2% of the OP units at December 31, 2012. See Note 11 for additional disclosures on OP units.

        As of December 31, 2012, the Company owned interests in 145 hotels with 21,617 rooms located in 21 states and the District of Columbia, interests in land parcels located adjacent to certain hotels and an interest in two mortgage loans secured by hotels. The Company, through wholly-owned subsidiaries,

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

1. Organization (Continued)

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

        The combined consolidated financial statements for the periods prior to the May 16, 2011 IPO of RLJ Lodging Trust include the accounts of Fund II, Fund III, and RLJ Development and their respective wholly-owned subsidiaries. RLJ Development, Fund II and Fund III were entities under the common control of Robert L. Johnson and were formed for the purpose of acquiring and operating hotel properties. As part of the IPO and related formation transactions, the Company acquired certain of the assets of RLJ Development, including employees, furniture, fixtures and equipment ("FF&E") and leases, which represented substantially all of RLJ Development's business. Since these three entities were under common control and the Company succeeded to their operations and businesses, the combined entities of Fund II, Fund III and RLJ Development, for the periods prior to the May 16, 2011 IPO, are presented as the RLJ Predecessor and referred to as the Company. All significant intercompany balances have been eliminated in consolidation.

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

  Reporting Periods

        As of December 31, 2012, the Company owned five hotels that are managed by affiliates of Marriott International ("Marriott"). The Company's hotels managed by Marriott are accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. The Company's results for the years ended December 31, 2012, 2011 and 2010 include the results of operations for the Company's Marriott-managed hotels for the 52-week periods ending December 28, 2012, December 30, 2011 and December 31, 2010, respectively.

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

        At December 31, 2012, the Company owned five, 21 and 17 hotels located in the New York, New York; Chicago, Illinois; and Austin, Texas metropolitan areas, respectively, that accounted for 15.8%, 12.1% and 10.5% of our total revenue, respectively. As a result, the Company is susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand.

        At December 31, 2012, the Company owned 102 and 31 hotels that operate under Marriott and Hilton brands, respectively. As a result, the Company is subject to the potential risks associated with the concentration of its hotels under a limited number of brands. A negative public image or other adverse event that becomes associated with either of these brands could adversely affect hotels operated under the respective brand. If either of these brands suffers a significant decline in appeal to the traveling public, the revenues and profitability of the Company's branded hotels could be adversely affected.

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

        Incentive payments received pursuant to entry into management agreements are deferred and amortized into income over the life of the respective agreements. In May 2012, the Company received an incentive payment of $4.0 million related to purchasing a hotel and entering into a franchise agreement, which will be recognized over the remaining term of the franchise agreement. As of December 31, 2012, there is approximately $3.9 million remaining to be recognized.

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

  •
  Investment in collateralized loans—Fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate. The market rate is determined by giving consideration to one or both of the following criteria, as appropriate: (1) interest rates for loans of comparable quality and maturity, and (2) the value of the underlying collateral. The fair values of the Company's investment in collateralized loans are generally classified within Level 3 of the valuation hierarchy. The fair value estimated at December 31, 2012 and 2011 was $23.0 million and $22.6 million, respectively.

  •
  Interest rate swaps and caps—The fair value of interest rate swaps and caps is determined as discussed in Note 9 to these financial statements.

  •
  Variable rate mortgage notes payable and borrowings under the credit facility—The carrying amounts reported in the combined consolidated balance sheets for these financial instruments approximate fair value. The Company estimates the fair value of its variable rate debt by using quoted market rates for similar loans with similar terms. As a result, the Company determined that its variable rate mortgage notes payable in their entirety are classified in Level 2 of the fair value hierarchy.

  •
  Fixed rate mortgage notes payable—The fair value estimated at December 31, 2012 and 2011 of $745.3 million and $771.5 million, respectively, is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan to value ratios, which is a Level 3 input. As a result, the Company determined that its fixed rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy. The carrying value of fixed rate mortgage notes payable at December 31, 2012 and 2011 was $770.7 million and $783.7 million, respectively.

  Investment in Hotel Properties

        Hotel acquisitions consist almost exclusively of land, land improvements, buildings, building improvements, furniture, fixtures and equipment and inventory. The Company records the purchase price among these asset classes based on their respective fair values. When the Company acquires properties, they are acquired for use. Generally, the Company does not acquire any significant in-place leases or other intangible assets (e.g., management agreements, franchise agreements or trademarks) when hotels are acquired. The only intangible assets acquired through December 31, 2012 consisted of favorable lease agreements and miscellaneous operating agreements, which are short-term in nature. In

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

conjunction with the acquisition of a hotel, the Company typically negotiates new franchise and management agreements with the selected brand and manager.

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

        The Company considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determines any excess of the loan's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted. The remaining amount, representing the excess of the loan's cash flows expected to be collected over the amount paid to acquire the loan is accreted into interest income over the remaining life of the loan. The Company will regularly re-estimate cash flows expected to be collected over the life of the loan. Any increases in future cash flows expected to be collected will result in a prospective adjustment to the interest yield which will be recognized over the loan's remaining life. Any decreases in cash flows expected to be collected after loan acquisition will result in an impairment charge. A reserve will be established if the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) of an impaired loan is lower than the carrying value of that loan. As of December 31, 2012 and 2011, no reserves for loan losses were deemed necessary.

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

  Deferred Financing Fees

        Deferred financing fees relate to costs incurred to obtain long-term financing. Deferred financing fees are recorded at cost and are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the financing agreement, as applicable (see Note 7) and are included as a component of interest expense. The Company expenses unamortized deferred financing fees when the associated financing agreement is refinanced or repaid before maturity, unless criteria are met that would allow for the carryover of such costs to the refinanced agreement. For the years ended December 31, 2012, 2011 and 2010, approximately $5.5 million, $5.8 million and $2.5 million (excluding discontinued operations), respectively, of amortization expense was recorded as a component of interest expense. Accumulated amortization at December 31, 2012 and

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

2011 was approximately $17.7 million and $16.8 million (excluding discontinued operations), respectively.

  Deferred Management Fees

        In June 2006, in consideration for the agreement of WLS to enter into new management agreements on terms favorable to Fund II, a subsidiary of Fund II made a one-time payment of $20.0 million to WLS. This payment was recorded at cost, and is being amortized as a component of management fee expense over the 20-year initial term of the management agreement. For the years ended December 31, 2012, 2011 and 2010, $1.0 million of amortization expense was recorded in each year with respect to deferred management fees. As of December 31, 2012 and 2011, accumulated amortization was approximately $6.6 million and $5.6 million, respectively.

  Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized gains and losses resulting from hedging activities.

  Advertising Costs

        The Company expenses advertising costs as incurred. Advertising expense was approximately $4.4 million, $4.0 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, (excluding discontinued operations) and is included in other hotel operating expenses.

  Transaction and Pursuit Costs

        The Company incurs costs during the review of potential property acquisitions, including legal fees, architectural costs, environmental reviews and market studies. These costs are expensed as incurred.

  Derivative Financial Instruments

        In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2012 and 2011, 45.5% and 41.6%, respectively, of the Company's borrowings were subject to variable rates. As of December 31, 2012 and 2011, after taking into consideration the effect of interest rate swaps and caps, 40.6% and 25.1%, respectively, of the Company's borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following the Company's established risk management policies and procedures, including the use of derivatives. The Company utilizes derivative financial instruments to manage, or hedge, interest rate risk. The Company attempts to require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company utilizes a variety of borrowing vehicles including an unsecured revolving credit facility and medium and long-term financings. To reduce the Company's susceptibility to interest rate variability, the Company uses interest rate instruments, typically interest rate swaps and caps, to convert a portion of variable rate debt to fixed rate debt.

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

        Gains and losses on swap and cap agreements determined to be effective hedges are reported in other comprehensive income (loss) and are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedged items is recognized in earnings in the current period. At December 31, 2012 and 2011, the aggregate fair value of approximately $0.5 million and $1.8 million, respectively, of the swap and cap agreements was recorded as a liability in the accompanying combined consolidated financial statements.

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

  Noncontrolling Interests

        The combined consolidated financial statements include all subsidiaries controlled by the Company. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests in these subsidiaries are presented separately in the combined consolidated financial statements. As of December 31, 2012, the Company consolidated DBT Met Hotel Venture, LP, a majority-owned partnership that has a third-party, noncontrolling 5.0% ownership interest. The third-party partnership interest is included in noncontrolling interest in joint venture on the balance sheet. Profits and losses are allocated in proportion to each party's respective ownership interest.

        As of December 31, 2012, the Company consolidates RLJ Lodging Trust, LP, the Operating Partnership, which is a majority-owned partnership that has a third-party, noncontrolling 0.8% ownership interest. The third-party partnership interest is included in noncontrolling interest in operating partnership on the balance sheet. Profits and losses are allocated in proportion to each party's respective ownership interest.

  Income Taxes

        The Company has elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code, as amended, commencing with the taxable year ended December 31, 2011. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain. The Company's current intention is to adhere to these requirements and maintain the qualification for taxation as a REIT. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of net income that is currently distributed. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income and property, and to federal income and excise taxes on undistributed taxable income.

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

        The Company performs an annual review for any uncertain tax positions and, if necessary, will record expected future tax consequences of uncertain tax positions in the financial statements. At December 31, 2012 and 2011, the Company did not identify any uncertain tax positions.

  Earnings Per Share

        Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period excluding the weighted average number of unvested restricted shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period. Potential shares consist of unvested restricted share grants and unvested performance units, calculated using the treasury stock method. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

  Share-based Compensation

        From time to time, the Company may issue share-based awards under the 2011 Equity Incentive Plan (the "2011 Plan"), as compensation to officers, employees and non-employee trustees (see Note 12). The vesting of awards issued to officers and employees is based on either continued employment (time-based) or based on the relative total shareholder returns of the Company and continued employment (performance-based), as determined by the Board of Trustees at the date of grant. For time-based awards, the Company recognizes compensation expense for non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures. For performance-based awards, the Company recognizes compensation expense over the requisite service period for each award, based on the fair market value of the shares on the date of grant, as determined using a Monte Carlo simulation, adjusted for forfeitures.

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

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Recent Accounting Pronouncements

  Recently Adopted

        In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure requirements in U.S.GAAP and IFRSs" ("ASU 2011-04"). ASU 2011-04 provides new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board ("IASB") to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011. This ASU did not have a material effect on the Company's financial position, results of operations, or cash flows.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 revised guidance over the manner in which entities present comprehensive income in the financial statements. This guidance removes the previous presentation options and provides that entities must report comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income nor does it require incremental disclosures in addition to those previously required. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In February 2013, the FASB issued ASU 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" This amendment to ASC 220 "Comprehensive Income" requires the presentation, in one place, of information about significant amounts reclassified out of accumulated other comprehensive income. The guidance is effective for fiscal years and interim periods beginning after December 15, 2012. These ASUs did not and will not have a material effect on the Company's financial position, results of operations, or cash flows.

        In December 2011, the FASB issued ASU No. 2011-10, "Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification" ("ASU No. 2011-10") which represents the consensus reached in EITF Issue No. 10-E, "Derecognition of in Substance Real Estate." The objective of ASU 2011-10 is to resolve the diversity in practice about whether the guidance in ASC 360-20, "Property, Plant, and Equipment—Real Estate Sales," of ASC 360, Property, Plant, and Equipment, applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt.

        ASU 2011-10 provides that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in ASC 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under ASC 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt.

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        This guidance should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. This ASU did not have a material effect on the Company's financial position, results of operations, or cash flows.

3. Acquisition of Hotel Properties

        During the year ended December 31, 2012, the Company acquired the following hotels, which were funded through a combination of cash available on the Company's balance sheet and borrowings under its credit facility:

Hotel	Location	Acquisition Date	Management Company	Rooms	Purchase Price	% Interest
Residence Inn Bethesda	Bethesda, MD	May 29, 2012	Marriott International	187	$64.5 million	100%
Courtyard New York Manhattan/Upper East Side	New York, NY	May 30, 2012	Highgate Hotels	226	82.0 million	100%
Hilton Garden Inn San Francisco/Oakland Bay Bridge	Emeryville, CA	June 11, 2012	Davidson Hotels and Resorts	278	36.2 million	100%
Embassy Suites Boston/Waltham	Waltham, MA	November 13, 2012	HEI Hotels and Resorts	275	64.5 million	100%

				966	$247.2 million

        During the year ended December 31, 2011, the Company, through wholly-owned subsidiaries, acquired the following hotels, which were funded by capital contributions or with cash on hand:

Hotel	Location	Acquisition Date	Management Company	Rooms	Purchase Price	% Interest
Embassy Suites Columbus	Columbus, OH	January 11, 2011	Crescent Hotels and Resorts	221	$9.5 million	100%
Renaissance Pittsburgh Hotel	Pittsburgh, PA	January 12, 2011	Sage Hospitality	300	47.1 million	100%
Courtyard Atlanta Buckhead	Atlanta, GA	January 18, 2011	Noble Management Group, LLC	181	27.0 million	100%
Doubletree Hotel Columbia	Columbia, MD	January 18, 2011	Urgo Hotels	152	10.5 million	100%
Denver Airport Marriott at Gateway Park	Denver, CO	January 18, 2011	Sage Hospitality	238	46.0 million	100%
Embassy Suites West Palm Beach-Central	West Palm Beach, FL	January 18, 2011	Windsor Capital Group	194	16.0 million	100%
Hilton Garden Inn Raleigh Durham-Research Triangle Park	Durham, NC	January 24, 2011	Noble Management Group, LLC	177	7.0 million	100%
Hilton Garden Inn Pittsburgh University Place	Pittsburgh, PA	January 24, 2011	Urgo Hotels	202	21.2 million	100%
Hampton Inn Houston-Near the Galleria	Houston, TX	March 14, 2011	Interstate Hotels and Resorts	176	20.3 million	100%
Courtyard Charleston Historic District	Charleston, SC	October 27, 2011	Noble Management Group, LLC	176	42.0 million	100%

				2,017	$246.6 million

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

3. Acquisition of Hotel Properties (Continued)

        The allocation of purchase price for the hotel properties acquired and liabilities assumed was as follows (in thousands):

	For the year ended December 31,
	2012	2011
Land and land improvements	$46,980	$31,845
Buildings and improvements	191,751	191,823
Furniture, fixtures and equipment	8,427	24,791
Intangibles	—	559
Deferred tax liabilities assumed	—	(2,438)

Total Purchase Price	$247,158	$246,580

        There were no contingent consideration arrangements associated with these acquisitions nor was any goodwill recognized. See Note 19 for detail of non-cash prorations assumed at acquisition dates.

        For the years ended December 31, 2012 and 2011, the Company included $116.8 million and $69.4 million of total revenue, respectively, and $12.0 million and ($3.2 million) of net income (loss), respectively, in the accompanying combined consolidated statements of operations related to the hotels acquired in 2012 and 2011.

        The following unaudited condensed pro forma financial information presents the results of operations as if the 2012 acquisitions had taken place on January 1, 2011and the 2011 acquisitions had taken place on January 1, 2010.

        The condensed pro forma financial information excludes discontinued operations and is not necessarily indicative of what actual results of operations of the Company would have been assuming the 2012 and 2011 acquisitions had taken place on January 1, 2011 and 2010, respectively, nor does it purport to represent the results of operations for future periods. The unaudited condensed pro forma financial information, excluding discontinued operations, is as follows, (in thousands, except share and per share data):

	For the year ended December 31,
	2012	2011
Revenue	$884,874	$817,724
Net income (loss)	$49,311	$(577)
Net income (loss) per share attributable to common shareholders—basic	$0.47	$(0.01)

Net income (loss) per share attributable to common shareholders—diluted	$0.47	$(0.01)

Weighted average number of shares outstanding—basic	105,423,604	93,340,666

Weighted average number of shares outstanding—diluted	105,748,686	93,340,666

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

        Operating results of discontinued operations were as follows (in thousands):

	For the year ended December 31,
	2011	2010
Net revenues	$16,917	$35,673
Operating expenses	18,108	34,165
Impairment loss	—	—

Operating (loss) income	(1,191)	1,508
Interest expense	(488)	(5,647)

Net loss from discontinued operations, before gain on sale	(1,679)	(4,139)
Gain on extinguishment of indebtedness	23,515	—
Gain on sale of properties	—	23,710

Net income from discontinued operations	$21,836	$19,571

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

5. Investment in Hotel Properties

        Investment in hotel properties as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Land and land improvements	$563,524	$515,957
Buildings and improvements	2,655,086	2,392,669
Furniture, fixtures and equipment	438,807	375,561
Intangibles	1,857	1,857

	3,659,274	3,286,044
Accumulated depreciation and amortization	(585,791)	(465,587)

Investment in hotel properties, net	$3,073,483	$2,820,457

        For the years ended December 31, 2012, 2011 and 2010, depreciation and amortization expense related to investment in hotel properties was approximately $126.4 million, $127.2 million and $96.0 million (excluding discontinued operations), respectively. During the years ended December 31, 2012 and 2011, the Company accelerated approximately $4.7 million and $7.6 million, respectively, of depreciation on furniture, fixtures and equipment in conjunction with brand conversions under the 2011 capital improvement program.

  Impairment

        During the year ended December 31, 2012, the Company recorded an impairment loss of $0.9 million related to the Fairfield Inn Memphis. The Company evaluated the recoverability of the hotel's carrying value given deteriorating operating results. Based on an analysis of estimated undiscounted net cash flow, the Company concluded that the carrying value of the hotel was not recoverable. The Company estimated the fair value of the hotel using a discounted cash flow analysis. In the analysis, the Company estimated the future net cash flows from the hotel, the expected useful life and holding period, and applicable capitalization and discount rates.

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

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

6. Investment in Loans (Continued)

        Investment in loans as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Note secured by SpringHill Suites Houston Medical Park	$13,876	$14,057
Note secured by Residence Inn Atlanta Midtown	10,490	10,634

Face Value	$24,366	$24,691

Carrying amount of loans	$12,426	$12,633

	December 31,
	2012	2011
Accretable yield balance at beginning of year	$7,120	$7,169
Reclassification from nonaccretable difference	64	62
Accretion	(117)	(111)

Accretable yield balance at end of year	$7,067	$7,120

        The SpringHill Suites Houston Medical Park and Residence Inn Atlanta Midtown loans each require monthly payments of principal and interest of $0.1 million. For the years ended December 31, 2012, 2011 and 2010, interest income from the loans was $1.6 million, $1.6 million and $2.2 million, respectively. For the year ended December 31, 2010, interest income included $0.8 million of default interest.

7. Debt

  Revolving Credit Facility and Term Loans

        The Company entered into a credit agreement on November 20, 2012 that provides for (i) an unsecured revolving credit facility of up to $300.0 million with a scheduled maturity date of November 20, 2016 with a one-year extension option (the "Revolver"), and (ii) an unsecured term loan of $275.0 million with a scheduled maturity date of November 20, 2017 (the "Five-Year Term Loan"). The credit agreement amends and restates in its entirety the Company's prior unsecured revolving credit facility, which was originally entered into as of June 20, 2011. In addition, on November 20, 2012 the Company also entered into an unsecured term loan of $125.0 million with a scheduled maturity date of November 20, 2019 (the "Seven-Year Term Loan").

        The credit agreement requires that a group of no less than 20 of the Company's hotel properties remain unencumbered by outstanding indebtedness. The credit agreement contains certain financial covenants relating to the Company's maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness. If an event of default exists the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status. As of December 31, 2012, the Company was in compliance with all financial covenants

        The Company incurred $5.2 million in fees related to the credit agreement and the Seven-Year Term Loan which are being deferred and amortized over the term of the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan, respectively.

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

7. Debt (Continued)

        Borrowings under the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan bear interest at variable rates equal to the London InterBank Offered Rate ("LIBOR") plus an applicable margin. The margin ranges from 1.70% to 3.00%, depending on the Company's leverage ratio, as calculated under the terms of each facility. The Company incurs an unused facility fee on the Revolver of between 0.25% and 0.35%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of outstanding borrowings.

        Under the terms of the credit agreement, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders holding the unsecured revolving credit facility. The Company will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf. Any outstanding standby letters of credit would reduce the available borrowings on the unsecured revolving credit facility by a corresponding amount. No standby letters of credit were outstanding at December 31, 2012. The Company also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans. Any outstanding swingline loans would reduce the available borrowings on the credit facility by a corresponding amount. No swingline loans were outstanding at December 31, 2012.

        For the year ended December 31, 2012, the Company incurred an unused commitment fee on the Revolver of approximately $0.1 million. At December 31, 2012, outstanding borrowings on the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan were $16.0 million, $275.0 million and $125.0 million, respectively. For the year ended December 31, 2012, interest expense incurred on the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan was $40,000, $0.7 million and $0.4 million, respectively.

  Prior Credit Facility

        The Company entered into an unsecured revolving credit facility on June 20, 2011, that provided for maximum borrowings of up to $300.0 million. The credit facility required that a group of no less than 15 of the Company's hotel properties remain unencumbered by outstanding indebtedness. The credit facility contained certain financial covenants relating to the Company's maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness. If an event of default existed the Company was not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status. As of December 31, 2011, the Company was in compliance with all financial covenants. On November 20, 2012, the unsecured revolving credit facility agreement was amended and restated in its entirety with the Revolver and Five-Year Term Loan as discussed above.

        The Company incurred $3.0 million in fees related to the credit facility which were being deferred and amortized over the term of the credit facility. On November 20, 2012, when the unsecured revolving credit facility agreement was amended and restated in its entirety, approximately $1.7 million of the fees unamortized at the time of the amendment and restatement were transferred to the Revolver and will be amortized over the term of that credit facility.

        Borrowings under the credit facility bore interest at variable rates equal to LIBOR plus an applicable margin. The margin ranged from 2.25% to 3.25%, depending on the Company's leverage ratio, as calculated under the terms of the credit facility. The Company incurred an unused facility fee of between 0.30% and 0.40%, based on the amount by which the maximum borrowing amount exceeded the total principal balance of outstanding borrowings.

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

7. Debt (Continued)

        The Company did not incur any interest expense on the credit facility for the year ended December 31, 2011. For the years ended December 31, 2012 and 2011, the Company incurred an unused commitment fee of approximately $0.8 and $0.7 million, respectively. For the year ended December 31, 2012, the Company incurred interest expense of $1.6 million. There were no borrowings outstanding at December 31, 2011.

  RLJ Predecessor Credit Facility

        Fund III, through wholly-owned subsidiaries, maintained a credit facility that provided for maximum borrowings of up to $200.0 million. The credit facility was collateralized by Fund III's partners' committed and uncalled capital and was guaranteed by Fund III. Borrowings under the credit facility bore interest at variable rates equal to the LIBOR plus a margin of 0.75%. For the year ended December 31, 2010 the weighted average interest rate for borrowings under the credit facility was approximately 1.04%. The credit facility matured on January 31, 2011.

        Fund III incurred interest expense related to the credit facility of approximately $1.0 million for the year ended December 31, 2010. No interest expense related to the credit facility was incurred for the year ended December 31, 2011. Additionally, there was an unused commitment fee of 0.15% of the unused portion of the credit facility. For the years ended December 31, 2011 and 2010, Fund III incurred an unused commitment fee of approximately $12,000 and $0.2 million, respectively.

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

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

7. Debt (Continued)

  Mortgage Loans

        As of December 31, 2012 and 2011, the Company was subject to the following mortgage loans (in thousands):

						Principal balance at,
Lender	Number of Assets Encumbered	Interest rate at December 31, 2012		Maturity Date		December 31, 2012	December 31, 2011
Keybank				April 2012	(1)	$—	$48,000
State Street Bank				April 2012	(1)	—	37,000
Wells Fargo				June 2013	(2)	—	60,000
Wells Fargo				Oct 2013	(2)	—	40,000
Wells Fargo				Oct 2013	(2)	—	31,000
Wells Fargo				Dec 2013	(2)	—	150,000
Blackstone				Dec 2013	(2)	—	50,000
Wells Fargo	1	4.60%	(3)(4)	Oct 2014	(5)	68,500	68,500
Wells Fargo	1	3.81%	(4)	Oct 2014	(5)	17,500	17,500
Wells Fargo	1	3.81%	(4)	Oct 2014	(5)	21,000	21,000
Wells Fargo	1	3.81%	(4)	Oct 2014	(5)	11,000	11,000
Wells Fargo	1	3.81%	(4)	Oct 2014	(5)	24,000	24,000
Capmark Financial Group	1	6.12%		April 2015		4,202	4,327
Capmark Financial Group	1	5.55%		May 2015		11,298	11,656
VFC Partners 20 LLC	1	5.50%		June 2015		5,014	5,014
Capmark Financial Group	1	5.55%		June 2015		4,901	5,057
Barclay's Bank	1	5.55%		June 2015		2,561	2,642
Barclay's Bank	1	5.55%		June 2015		4,203	4,336
Barclay's Bank	1	5.55%		June 2015		9,798	10,107
Barclay's Bank	1	5.55%		June 2015		8,745	9,020
Barclay's Bank	1	5.55%		June 2015		7,839	8,084
Barclay's Bank	1	5.60%		June 2015		5,434	5,603
Barclay's Bank	1	5.60%		June 2015		8,422	8,707
Barclay's Bank	1	5.55%		June 2015		5,134	5,296
Barclay's Bank	1	5.55%		June 2015		34,042	35,115
Barclay's Bank	1	5.60%		June 2015		6,466	6,669
Barclay's Bank	1	5.55%		June 2015		5,762	5,943
Barclay's Bank	1	5.55%		June 2015		6,621	6,830
Barclay's Bank	1	5.60%		June 2015		8,437	8,701
Barclay's Bank	1	5.55%		June 2015		6,614	6,821
Barclay's Bank	1	5.55%		June 2015		7,280	7,508
Barclay's Bank	1	5.55%		June 2015		6,621	6,830
Barclay's Bank	1	5.55%		June 2015		7,558	7,796
Barclay's Bank	1	5.55%		June 2015		9,484	9,783
Capmark Financial Group	1	5.50%		July 2015		6,673	6,883
Barclay's Bank	1	5.44%		Sept 2015		10,883	11,223
PNC Bank(6)	7	2.56%	(4)	May 2016	(7)	85,000	—
Merrill Lynch	1	6.29%		July 2016		9,180	9,294
Merrill Lynch	1	6.29%		July 2016		5,531	5,552
Merrill Lynch	1	6.29%		July 2016		7,684	7,780
Merrill Lynch	1	6.29%		July 2016		9,194	9,307
Wachovia Securities(8)	43	6.29%		July 2016		487,296	493,358
Wachovia Securities	1	6.29%		July 2016		6,582	6,664
Wells Fargo/Morgan Stanley	2	6.29%		July 2016		34,823	35,256
Wells Fargo/Morgan Stanley	1	6.29%		July 2016		6,753	6,837
Wells Fargo/Morgan Stanley	1	6.29%		July 2016		9,616	9,736

	88					$997,651	$1,341,735

(1)
The Keybank and State Street Bank loans were paid off with borrowings on the prior credit facility at maturity on April 9, 2012.

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

7. Debt (Continued)

(2)
The Wells Fargo/Blackstone loans were paid off on November 20, 2012 with borrowings on the Five-Year Term Loan and Seven-Year Term Loan.

(3)
Interest rate at December 31, 2012 gives effect to interest rate swaps and LIBOR floors.

(4)
Requires payments of interest only until the commencement of the extension period(s).

(5)
Maturity date may be extended for up to two additional one-year terms at the Company's option (subject to the Company's prior satisfaction of certain conditions and advance notice of the exercise of the Company's option).

(6)
The seven hotels encumbered by the PNC Bank Loans are cross-collateralized.

(7)
Maturity date may be extended for one one-year term at the Company's option (subject to the Company's prior satisfaction of certain conditions and advance notice of the exercise of the Company's option).

(8)
The 43 Wachovia loans are cross-collateralized.

        Some mortgage agreements are subject to customary financial covenants. The Company was in compliance with these covenants at both December 31, 2012 and 2011.

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

        In December 2012, the Company entered into a deed in lieu of foreclosure agreement with the lender, providing for a consensual transfer of the property to the lender or its designee. This transaction is expected to close in March 2013. As of December 31, 2012, the principal balance outstanding was $5.0 million for the SpringHill Suites Southfield loan.

        In November 2011, the Company elected to cease the subsidization of debt service on the mortgage loan secured by the Courtyard Goshen, Indiana. The loan matures in July 2016. In December 2011, the Company received notice of an event of default for failure to make the required monthly payment on its mortgage loan secured by the Courtyard Goshen. Under the terms of the mortgage loan, the lender receives the monthly net cash from operations from the hotel. In May 2012, an Order Appointing Receiver (the "Order") was entered in the Elkhart County, Indiana, Superior Court No. 1. In June 2012, the receiver, pursuant to the Order, took control of the property for the benefit of the lender of the mortgage loan. As of December 31, 2012, the principal balance outstanding was $5.5 million for the Courtyard Goshen loan. In February 2013, the lender filed suit against the Company claiming amounts due from the Company in its capacity as a guarantor of certain borrower obligations. The Company disputes the lender's claim and intends to defend itself against the claim.

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

7. Debt (Continued)

  Future Minimum Principal Payments

        As of December 31, 2012, future minimum principal payments on debt are as follows (in thousands):

2013	$14,211
2014	157,095
2015	189,485
2016	652,860
2017	275,000
Thereafter	125,000

$1,413,651

8. Financial Instruments: Derivatives and Hedging

        The Company employs interest rate swaps and caps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive loss with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. The ineffective portion of all hedges is recognized in earnings in the current period. As of December 31, 2012 and 2011, 45.5% and 41.6%, respectively, of the Company's borrowings were subject to variable rates. As of December 31, 2012 and 2011, after taking into consideration the effect of interest rate swaps and caps, 40.6% and 25.1%, respectively, of the Company's borrowings were subject to variable rates.

        As of December 31, 2012 and 2011, the Company held the following interest rate swaps and caps (in thousands):

	Notional value at				Fair value at
Hedge type	December 31, 2012	December 31, 2011	Hedge interest rate	Maturity	December 31, 2012	December 31, 2011
Interest rate cap	$—	$48,000	6.00%	4/9/2012	$—	$—
Interest rate cap	—	37,000	6.00%	4/9/2012	—	—
Interest rate cap	—	60,000	5.00%	6/29/2012	—	—
Interest rate cap	—	50,000	3.50%	12/23/2012	—	3
Swap-cash flow	—	150,000	1.15%	12/23/2012	—	(1,145)
Swap-cash flow	40,000	40,000	1.00%	10/6/2013	(265)	(369)
Swap-cash flow	31,000	31,000	1.00%	10/6/2013	(205)	(285)
Interest rate cap	60,000	—	1.00%	6/29/2013	—	—

	$131,000	$416,000			$(470)	$(1,796)

        As of December 31, 2012 and 2011, there was approximately zero and $1.8 million, respectively, in unrealized losses included in accumulated other comprehensive loss, a component of shareholders' equity, related to interest rate hedges that are effective in offsetting the variable cash flows. For the year ended December 31, 2012, approximately $1.8 million was reclassified from accumulated other comprehensive loss to interest expense due to the discontinuance of hedge accounting on the outstanding interest rate swaps. There were no ineffective hedges during the year ended December 31, 2011.

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

9. Fair Value

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

        Recurring Fair Value Measurements: The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands).

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Interest rate swap and cap liability	$—	$(470)	$—	$(470)

Total	$—	$(470)	$—	$(470)

        The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company's counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

  Non-recurring Fair Value Measurement

        For purposes of determining impairment charges, investments in hotel properties were valued using inputs including projected cash flows, and discount and capitalization rates. These valuations are generally classified within Level 3 of the valuation hierarchy.

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

10. Commitments and Contingencies

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

        The Louisville Marriott Downtown is subject to a ground lease with an initial term extending out to 2053. The ground lease may be extended for up to four additional twenty-five year terms at the Company's option. The annual ground rent is one dollar; however, the property is subject to an annual profit participation payment based on net income as calculated based on the terms of the ground lease. For the years ended December 31, 2012, 2011 and 2010, no liability was incurred for profit participation.

        The Courtyard Austin Downtown/Convention Center and Residence Inn Austin Downtown/Convention Center are subject to a ground lease with a term extending to 2100. The annual ground rent is $0.4 million; however, the properties are subject to an annual profit participation payment based on gross revenue as calculated based on the terms of the ground lease. For the years ended December, 31, 2012, 2011 and 2010, approximately $0.3 million, $0.2 million and $0.2 million, respectively was incurred for contingent rent.

        The Hilton Garden Inn Bloomington is subject to a ground lease with an initial term extending to 2053. The ground lease automatically extends for up to five additional ten-year terms unless certain conditions are met. A de minimis minimum rent payment is to be paid in ten equal annual installments commencing with the twentieth anniversary of the leases' inception. No other payments are required under the terms of the ground lease.

        The Hilton Garden Inn Bloomington is subject to an agreement to lease parking spaces with an initial term extending to 2033. The agreement to lease parking spaces may be extended if certain events occur. The agreement provides for a monthly rental payment based on city ordinance rates (at December 31, 2012, 2011 and 2010 the rate was de minimis) and the number of parking spaces reserved for the exclusive use of the hotel, plus amounts based on actual usage in excess of the reserved spaces. For each of the years ended December 31, 2012, 2011 and 2010, approximately $0.1 million of rent was paid.

        The Hampton Inn Garden City is subject to a ground lease with an initial term extending to 2016. The lease is associated with an agreement for payment in lieu of taxes and will revert to fee simple ownership at the end of the ground lease. A de minimus rent payment is to be paid annually. In addition, an annual compliance fee of $1 is required under the terms of the ground lease.

        The Courtyard Charleston Historic District is subject to a ground lease with a term extending to 2096. The annual ground rent is $0.8 million until 2021, after which the annual base rent increases periodically during the term of the ground lease to a maximum of $1.0 million. The annual ground rent expense is recognized on a straight-line basis. In addition to base rent, the property is subject to a contingent rent payment based on gross quarterly collected room revenue (for no more than 126 rooms per night), as calculated based on the terms of the ground lease. For the years ended December 31, 2012 and 2011, approximately $0.3 million and $16,000, respectively, was incurred for contingent rent.

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

        As of December 31, 2012, future minimum ground lease payments are as follows:

	Amount of commitment expiration per period
	2013	2014	2015	2016	2017	Thereafter	Total
Minimum ground rent	$1,150	$1,150	$1,150	$1,150	$1,150	$103,460	$109,210

  Restricted Cash Reserves

        The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve restricted cash ranging from 1.0% to 5.0% of the individual hotel's revenues and maintain the reserves in restricted cash reserve escrows. Amounts will be capitalized as incurred. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some mortgage agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of December 31, 2012 and 2011, approximately $64.8 million and $87.3 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

  Management Agreements

        As of December 31, 2012, all of the Company's hotel properties are operated pursuant to long-term agreements with terms ranging from 5 to 25 years, with 16 management companies as follows:

Management Company	Number of Properties
Aimbridge Hospitality	2
Concord Hospitality Enterprises Company	1
Crescent Hotels and Resorts	3
Crestline Hotels and Resorts	1
Davidson Hotels and Resorts	1
Embassy Suites Management	3
HEI Hotels and Resorts	1
Highgate Hotels	4
Interstate Hotels and Resorts(1)	11
K Partners Hospitality Group	1
Marriott Hotel Services	5
Sage Hospitality	2
Stonebridge Realty Advisors	1
Urgo Hotels	4
Windsor Capital Group	1
WLS	104

145

(1)
Includes agreements entered into with Noble Management Group, LLC, a wholly-owned subsidiary of Interstate Hotels and Resorts.

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

        For the years ended December 31, 2012, 2011 and 2010, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $30.1 million, $26.1 million and $18.4 million, respectively, (excluding discontinued operations).

  Franchise Agreements

        As of December 31, 2012, 140 of the Company's hotel properties are operated under franchise agreements with terms ranging from 9 to 30 years. The franchise agreements for these hotels allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of between 1.0% and 3.0% of food

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

and beverage revenues. For the years ended December 31, 2012, 2011 and 2010, the Company incurred franchise fee expense of approximately $55.7 million, $48.6 million and $33.0 million, respectively, (excluding discontinued operations).

  Litigation

        Neither the Company nor any of its subsidiaries are currently involved in any regulatory or legal proceedings that management believes will have a material adverse effect on the financial position, operations or liquidity of the Company.

  Purchase Commitments

        As of December 31, 2012 the Company, through wholly-owned subsidiaries, is subject to three purchase and sale agreements to purchase five properties. The Company intends to consummate the transactions pursuant to the terms of the agreements. However, if the Company fails to consummate, it could be required to forfeit its deposits of $9.9 million.

11. Equity

  Common Shares of Beneficial Interest

        Under the original declaration of trust of the Company, the total number of shares initially authorized for issuance was 100,000 common shares. At formation, the Company issued to each of its two initial shareholders 500 common shares at $1 per share, which shares were subsequently redeemed. On May 5, 2011, the declaration of trust was amended to authorize the issuance of up to 450,000,000 common shares.

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

        On June 3, 2011, the Company issued and sold an additional 4,095,000 common shares of beneficial interest, $0.01 par value per share, at a price per share of $18.00 upon exercise of the Overallotment, for total gross proceeds of $73.7 million. The Company received aggregate net proceeds of approximately $69.1 million in connection with the Overallotment. The Company used the net proceeds from the Overallotment for general corporate purposes.

  Preferred Shares of Beneficial Interest

        Under the declaration of trust of the Company, the total number of shares initially authorized for issuance was 10,000 preferred shares. On May 5, 2011, the declaration of trust was amended to authorize the issuance of up to 50,000,000 preferred shares. As of both December 31, 2012 and 2011, respectively, there were no preferred shares of beneficial interest outstanding.

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

11. Equity (Continued)

  Noncontrolling Interest in Joint Venture

        As of December 31, 2012, the Company consolidated DBT Met Hotel Venture, LP, a majority-owned limited partnership that has a third-party partner that owns a noncontrolling 5.0% ownership interest. The third-party partnership interest is included in noncontrolling interest in joint venture on the balance sheet.

  Noncontrolling Interest in Operating Partnership

        The Company consolidates its Operating Partnership, a majority owned limited partnership that has a noncontrolling ownership interest and is included in noncontrolling interest in Operating Partnership on the balance sheet. As of December 31, 2012, the Operating Partnership had 107,459,516 OP units outstanding, of which 99.2% were owned by the Company and its subsidiaries and 0.8% were owned by other limited partners.

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

  Members' Capital

        The rights and obligations of the equity holders of RLJ Development (the "Members") were governed by the limited liability company agreement of RLJ Development, dated December 19, 2000 and amended January 1, 2002 (the "Operating Agreement"). Each Member's interest in the Company is equal to the percentage of capital initially contributed by that Member. The Class A Member held a 75% ownership interest and the two Class B Members held a total interest of 25%. The Class A Member made capital contributions totaling $115.3 million, none of which were contributed during the period from January 1, 2011 through May 16, 2011 or the year ended December 31, 2010. The Class B

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

11. Equity (Continued)

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

12. Equity Incentive Plan

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

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

12. Equity Incentive Plan (Continued)

        A summary of the non-vested shares as of December 31, 2012 and 2011 is as follows:

	2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	970,288	$17.93	—	$—
Granted	436,646	17.57	1,120,830	17.93
Vested	(366,383)	17.86	(147,542)	17.93
Forfeited	(26,878)	17.80	(3,000)	17.53

Unvested at December 31	1,013,673	$17.80	970,288	$17.93

        For the years ended December 31, 2012 and 2011, the Company recognized approximately $6.7 million and $3.3 million, respectively, of share-based compensation expense related to these restricted share awards. As of December 31, 2012, there was $17.3 million of total unrecognized compensation costs related to non-vested share awards. As of December 31, 2012, these costs were expected to be primarily recognized over a weighted-average period of 2.6 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the years ended December 31, 2012 and 2011 was approximately $6.5 million and $2.6 million, respectively.

  Performance Units

        The Company awarded performance units to certain employees under the 2011 Plan. The performance units vest over a four-year period, including three years of performance-based vesting ("measurement period") plus an additional one year of time-based vesting. The performance units may convert into restricted shares at a range of 50% to 150% of the number of performance units granted contingent upon the Company achieving a total shareholder return over the measurement period at specified percentiles of the peer group, as defined by the award. If at the end of the measurement period the performance criterion is met, 50% of the restricted shares will vest immediately. The remaining 50% will vest one year later. The award recipients will not be entitled to receive any dividends prior to the date of conversion. For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the measurement period. The fair value of the performance units is determined using a Monte Carlo simulation with the following assumptions: risk-free interest rate of 0.31%, volatility of 38.92%, and an expected term equal to the requisite service period for the awards. The Company determined compensation expense for the performance units on a straight line basis using a calculation that recognizes 50% of the grant date fair value over three years and 50% of the grant date fair value over four years.

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

12. Equity Incentive Plan (Continued)

        A summary of the performance units is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	—	$—
Granted	1,000,000	15.36

Unvested at December 31, 2012	1,000,000	$15.36

        For the year ended December 31, 2012, the Company recognized $1.9 million of share-based compensation expense related to performance unit awards. There was no share-based compensation expense in 2011 related to the performance units as they were granted in 2012. As of December 31, 2012, there was $13.4 million of total unrecognized compensation cost related to the performance units and these costs are expected to be recognized over a weighted-average period of 3.1 years.

        As of December 31, 2012, there were 3,456,062 common shares available for future grant under the 2011 Plan. Any performance units that convert into restricted shares will reduce the number of common shares available for future grant under the 2011 Plan.

13. Earnings per Common Share

        Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period excluding the weighted average number of unvested restricted shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period. Potential shares consist of unvested restricted share grants and unvested performance units, calculated using the treasury stock method. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

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

        For the year ended December 31, 2012, no earnings representing undistributed earnings were allocated to participating shares because the Company paid dividends in excess of net income. For the year ended December 31, 2011, diluted weighted average common shares did not include the impact of unvested compensation-related shares because the effect of these items on diluted earnings per share would have been anti-dilutive. For the year ended December 31, 2011 there were 970,288 anti-dilutive compensation-related shares outstanding.

        The limited partners' outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the years ended December 31, 2012 and 2011, since the limited partners' share of income would also be added back to net income attributable to common shareholders.

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

13. Earnings per Common Share (Continued)

        The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the year ended,
	December 31, 2012	December 31, 2011
Numerator:
Net income (loss) attributable to common shareholders before discontinued operations	$41,298	$(10,490)
Add: Income from discontinued operations	—	21,836

Net income attributable to common shareholders	41,298	11,346
Less: Dividends paid on unvested restricted shares	(802)	(392)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$40,496	$10,954

Denominator:
Weighted-average number of common shares—basic	105,423,604	95,340,666
Unvested restricted shares	59,587	—
Performance units	265,495	—

Weighted-average number of common shares—diluted	105,748,686	95,340,666

Net income (loss) per share attributable to common shareholders—basic	$0.38	$(0.11)

Discontinued operations	—	0.23

Net income per share attributable to common shareholders—basic	$0.38	$0.12

Net income (loss) per share attributable to common shareholders—diluted	$0.38	$(0.11)

Discontinued operations	—	0.23

Net income per share attributable to common shareholders—diluted	$0.38	$0.12

14. Advisory Fees

        Pursuant to the terms of the Fund II LP Agreements, the Fund II General Partner was entitled to receive annual advisory fees directly from the limited partners in consideration for the Fund II General Partner providing and managing the day-to-day operations and expenditures of Fund II. Total advisory fees due to the Fund II General Partner from limited partners, including advisory fees due from the limited partners admitted during subsequent closes, for the years ended December 31, 2011 and 2010, were approximately $3.2 million and $8.6 million, respectively. As of December 31, 2011 all advisory fees due had been paid by the limited partners.

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

2011and 2010, were approximately $3.8 million and $13.7 million, respectively. As of December 31, 2011 all advisory fees due had been paid by the limited partners.

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

15. Related Party Transactions

        The RLJ Predecessor paid monthly fees for management advisory services to the managing member of RLJ Development, which are included in general and administrative expense. Such fees amounted to $0.9 million and $2.3 million for years ended December 31, 2011 and 2010, respectively. Upon completion of the IPO and related formation transactions, the management fee obligation of the RLJ Predecessor ceased to exist.

        RLJ Companies LLC and its affiliates, a related party, periodically provide or receive services or pay or collect certain amounts to or from the Company. At December 31, 2012 and 2011, there was approximately $45,000 and $28,000, respectively, due from RLJ Companies, LLC which was included in other assets.

        For the years ended December 31, 2012, 2011 and 2010, the Company made charitable contributions to various foundations and charitable organizations totaling $0.3 million, $0.2 million and $0.3 million, respectively, which are included in general and administrative expense. For the years ended December 31, 2012, 2011 and 2010, zero, $25,000 and $0.1 million, respectively, of these charitable contributions were paid to organizations directed by related parties.

16. Income Taxes

        For federal income tax purposes, the cash distributions paid for the years ended December 31, 2012 and 2011 are characterized as follows:

	For the Years Ended December 31,
	2012	2011
Common distributions
Ordinary income	100.0%	100.0%
Return of capital	—	—
Capital gains	—	—

	100.0%	100.0%

Preferred distributions
Ordinary income	—	100.0%
Return of capital	—	—
Capital gains	—	—

	—	100.0%

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        The components of the income tax provision from continuing operations are as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Current:
Federal	$(50)	$(1)	$—
State	(1,381)	(1,232)	(945)
Deferred:
Federal	64	443	—
State	(2)	50	—

Total net tax expense	$(1,369)	$(740)	$(945)

        The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations for the years ended December 31, 2012, 2011 and 2010 as a result of the following differences (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
"Expected" federal tax benefit at statutory rate	$(14,952)	$(4,398)	$13,932
Tax impact of passthrough entities	—	—	(5,850)
Tax impact of REIT election	22,618	19,619	1,992

Expected tax benefit at TRS	7,666	15,221	10,074
Change in valuation allowance	(8,741)	(17,045)	(11,291)
State income (expense) benefit, net of federal tax benefit	595	1,411	143
Impact of rate change	146	—	—
Other permanent items	(394)	(436)	(116)
Impact of acquired tax attributes	(361)	—	—
Impact of provision to return	(280)	109	245

Income tax expense	$(1,369)	$(740)	$(945)

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following (in thousands):

	December 31,
	2012	2011
Property and equipment	$(2,633)	$(2,319)
Prepaid expenses	(1,431)	(995)

Gross deferred tax liabilities	$(4,064)	$(3,314)

Property and equipment	$4,997	$5,853
Deferred revenue—key money	1,933	—
Incentive and vacation accrual	1,562	1,554
Allowance for doubtful accounts	77	58
Other	204	168
Other carryforwards	108	28
Net operating loss carryforwards	50,463	42,105
Valuation allowance	(57,138)	(48,397)

Gross deferred tax assets	$2,206	$1,369

        The Company recorded a valuation allowance of approximately $57.1 million and $48.4 million related to its net operating loss, or NOL, carryforwards and other deferred tax assets at December 31, 2012 and 2011, respectively, as the Company believed it was more likely than not that it would not realize the benefits associated with these NOLs and other deferred tax assets. The ability to carry forward the NOLs of approximately $50.5 million will begin to expire in 2026 for federal tax purposes and during the period from 2016 to 2026 for state tax purposes if not utilized. If the Company's TRS entities were to experience a change in control as defined in Section 382 of the Code, the TRS's ability to utilize NOLs in the years after the change in control would be limited.

        The Company owns subsidiary TRSs which are not part of a consolidated tax return, these deferred tax assets and liabilities are presented on a combined basis and are not subject to a valuation allowance.

        The net current and non-current components of deferred income taxes included in the combined consolidated balance sheets are as follows (in thousands):

	December 31,
	2012	2011
Current net deferred tax assets	$193	$71
Current net deferred tax liabilities	(1,431)	(995)
Non-current net deferred tax assets	2,013	1,298
Non-current net deferred tax liabilities	(2,633)	(2,319)

Net deferred tax liability	$(1,858)	$(1,945)

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        The Company had no accruals for tax uncertainties as of December 31, 2012 and December 31, 2011. One of our predecessor entities was under examination by the Internal Revenue Service for the period ended December 31, 2009. The examination concluded in September 2012, and no adjustments were proposed or made as a result of the examination.

17. Comprehensive Income (Loss)

        For the years ended December 31, 2012 and 2011, comprehensive income was approximately $43.1 million and $13.7 million, respectively. For the year ended December 31, 2010 comprehensive loss was approximately $11.6 million. As of December 31, 2012 and 2011, the Company's accumulated other comprehensive loss was approximately zero and $1.8 million, respectively. The accumulated other comprehensive loss resulted entirely from the Company's unrealized losses on its interest rate derivative instruments.

18. Segment Information

        The Company separately evaluates the performance of each of its hotels. However, because each of the hotels has similar economic characteristics, facilities, and services, the properties have been aggregated into a single operating segment.

RLJ Lodging Trust

Notes to the Combined Consolidated Financial Statements (Continued)

19. Supplemental Information to Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2012	2011	2011
Interest paid	$79,376	$91,558	$83,670

Income taxes paid	$1,598	$1,392	$1,934

Supplemental investing and financing transactions:
In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$247,158	$249,018	$833,080
Accounts receivable	164	556	878
Other assets	728	1,040	6,942
Advance deposits	(224)	(379)	(624)
Non-controlling interest	—	—	(7,836)
Accounts payable and accrued expenses	(777)	(2,439)	(3,568)
Application of purchase deposit	—	(8,500)	—
Deferred tax liabilities assumed	—	(2,438)	—

Acquisition of hotel properties	$247,049	$236,858	$828,872

In conjunction with the hotel disposals, the Company disposed of the following assets and liabilities:
Sale of real estate	$—	$(31,534)	$(49,452)
Other assets	—	(8,007)	(286)
Other liabilities	—	5,056	701
Gain on sale of property	—	—	(23,710)
Gain on extinguishment of indebtedness	—	(23,515)	—
Forgiveness of indebtedness	—	58,000	—

Disposition of hotel properties	$—	$—	$(72,747)

Supplemental non-cash transactions:
Change in fair market value of interest rate swaps	$1,326	$2,024	$11,109

Accrued capital expenditures	$4,563	$12,801	$—

Distributions payable	$22,392	$16,076	$—

20. Subsequent Events

        On January 15, 2013, the Company paid a dividend of $0.205 per common share of beneficial interest to shareholders of record at December 31, 2012.

21. Quarterly Operating Results (unaudited)

        The Company's unaudited condensed consolidated quarterly operating data for the years ended December 31, 2012 and 2011 follows (in thousands, except share and per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotels enterprises are not indicative of results to be achieved in succeeding years or quarters. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareholders' equity and cash flows for a period of several years.

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

	Year ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$183,193	$223,257	$225,217	$222,538
Income (loss) from continuing operations	$(6,921)	$19,019	$15,301	$13,920
Discontinued operations	$—	$—	$—	$—
Net income (loss) attributable to common shareholders	$(6,513)	$18,885	$15,196	$13,730
Comprehensive income (loss)	$(6,519)	$19,266	$15,585	$14,748
Basic per share data:
Income (loss) from continuing operations	$(0.07)	$0.18	$0.15	$0.13
Discontinued operations	$—	$—	$—	$—
Net income (loss) attributable to common shareholders	$(0.06)	$0.18	$0.14	$0.13
Diluted per share data:
Income (loss) from continuing operations	$(0.07)	$0.18	$0.15	$0.13
Discontinued operations	$—	$—	$—	$—
Net income (loss) attributable to common shareholders	$(0.06)	$0.18	$0.14	$0.13
Basic weighted average common shares outstanding	105,332,812	105,388,743	105,453,978	105,517,515
Diluted weighted average common shares outstanding	105,332,812	105,454,679	105,509,104	105,865,104

	Year ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$168,169	$204,271	$197,251	$189,261
Income (loss) from continuing operations	$(15,304)	$(2,301)	$8,677	$(1,199)
Discontinued operations	$(972)	$(160)	$22,970	$(2)
Net income (loss) attributable to common shareholders	$(16,132)	$(2,568)	$31,319	$(1,273)
Comprehensive income (loss)	$(14,936)	$(2,952)	$32,001	$(743)
Basic and diluted per share data:
Income (loss) from continuing operations	n/a	$(0.03)	$0.08	$(0.01)
Discontinued operations	n/a	$(0.00)	$0.22	$(0.00)
Net income (loss) attributable to common shareholders	n/a	$(0.03)	$0.30	$(0.01)
Basic weighted average common shares outstanding	n/a	88,767,570	105,228,305	105,280,964
Diluted weighted average common shares outstanding	n/a	88,767,570	105,228,305	105,280,964

RLJ Lodging Trust
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

		Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2012
Description	Debt	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciation Life
Marriott Airport Austin South	$21,521	$2,253	$16,522	$—	$1,430	$2,253	$17,952	$20,205	$2,862	2006	15 - 40 years
Marriott Denver South @ Park Meadow	38,226	5,385	39,488	—	1,827	5,385	41,315	46,700	6,594	2006	15 - 40 years
Marriott Louisville Downtown	68,500	—	89,541	—	1,587	—	91,128	91,128	14,749	2006	15 - 40 years
Marriott Pontiac	13,479	3,438	25,224	—	125	3,438	25,349	28,787	4,157	2006	15 - 40 years
Marriott Midway	27,362	4,464	32,736	—	1,766	4,464	34,502	38,966	5,512	2006	15 - 40 years
Renaissance Boulder Suites @ Flatiron	18,386	4,440	32,557	—	1,542	4,440	34,099	38,539	5,406	2006	15 - 40 years
Renaissance Plantation	24,759	4,842	35,517	—	1,757	4,842	37,274	42,116	5,917	2006	15 - 40 years
Holiday Inn Austin NW Plaza	—	1,546	11,337	—	489	1,546	11,826	13,372	1,925	2006	15 - 40 years
Courtyard Austin Central	—	1,894	13,891	—	911	1,894	14,802	16,696	2,355	2006	15 - 40 years
Courtyard Austin NW Parmer Lane	12,249	1,443	10,585	3	1,277	1,446	11,862	13,308	1,842	2006	15 - 40 years
Courtyard Austin South	5,134	1,530	11,222	3	1,210	1,533	12,432	13,965	1,899	2006	15 - 40 years
Courtyard Benton Harbor	2,534	345	2,534	—	181	345	2,715	3,060	430	2006	15 - 40 years
Courtyard Brandon	10,366	1,036	7,599	—	1,353	1,036	8,952	9,988	1,606	2006	15 - 40 years
Courtyard Chicago Downtown Mag Mile	34,042	8,140	59,696	—	2,271	8,140	61,967	70,107	9,849	2006	15 - 40 years
Courtyard Fort Wayne	9,482	1,143	8,389	—	316	1,143	8,705	9,848	1,406	2006	15 - 40 years
Courtyard Golden	6,466	1,325	9,716	—	609	1,325	10,325	11,650	1,587	2006	15 - 40 years
Courtyard Goshen	5,531	356	2,614	—	116	356	2,730	3,086	555	2006	15 - 40 years
Courtyard Grand Rapids Airport	4,202	706	5,185	—	142	706	5,327	6,033	847	2006	15 - 40 years
Courtyard Hammond	7,684	1,038	7,616	2	711	1,040	8,327	9,367	1,296	2006	15 - 40 years
Courtyard Indy Capital	17,289	2,482	18,207	—	1,140	2,482	19,347	21,829	3,049	2006	15 - 40 years
Courtyard Lakewood	2,561	536	3,931	—	569	536	4,500	5,036	649	2006	15 - 40 years
Courtyard Longmont/Boulder	5,762	1,192	8,745	—	834	1,192	9,579	10,771	1,469	2006	15 - 40 years
Courtyard Louisville	8,745	1,640	12,025	2	805	1,642	12,830	14,472	1,995	2006	15 - 40 years
Courtyard Louisville NE	9,224	1,374	10,079	2	752	1,376	10,831	12,207	1,699	2006	15 - 40 years
Courtyard Merrillville	8,927	537	3,943	—	357	537	4,300	4,837	973	2006	15 - 40 years
Courtyard Mesquite	7,064	942	6,915	—	97	942	7,012	7,954	1,147	2006	15 - 40 years
Courtyard Midway	9,034	2,172	15,927	3	1,791	2,175	17,718	19,893	3,314	2006	15 - 40 years
Courtyard Mishawaka/South Bend	6,857	640	4,699	2	603	642	5,302	5,944	1,010	2006	15 - 40 years
Courtyard Pontiac	6,746	482	3,543	—	126	482	3,669	4,151	843	2006	15 - 40 years
Courtyard Salt Lake City Airport	17,741	2,333	17,110	—	923	2,333	18,033	20,366	2,825	2006	15 - 40 years

		Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2012
Description	Debt	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciation Life
Courtyard San Antonio Airport Northstar	9,616	1,196	8,768	4	1,032	1,200	9,800	11,000	1,521	2006	15 - 40 years
Courtyard Sugarland	8,056	1,217	8,931	—	1,084	1,217	10,015	11,232	1,511	2006	15 - 40 years
Courtyard Valparaiso	4,579	248	1,825	—	186	248	2,011	2,259	482	2006	15 - 40 years
Courtyard Schaumburg	—	2,078	15,239	—	967	2,078	16,206	18,284	2,391	2007	15 - 40 years
Courtyard Miramar	—	1,619	11,872	—	425	1,619	12,297	13,916	1,634	2007	15 - 40 years
Courtyard Austin Downtown	—	6,049	44,361	—	1,476	6,049	45,837	51,886	5,853	2007	15 - 40 years
Courtyard Grand Junction	—	1,576	11,754	—	—	1,576	11,754	13,330	1,299	2008	15 - 40 years
Courtyard Austin Airport	—	1,691	12,404	58	1,246	1,749	13,650	15,399	1,652	2007	15 - 40 years
Residence Inn Austin NW	11,205	1,403	10,290	—	67	1,403	10,357	11,760	1,699	2006	15 - 40 years
Residence Inn Austin South Airport	6,691	802	5,883	—	788	802	6,671	7,473	988	2006	15 - 40 years
Residence Inn Austin Parmer Lane	7,558	1,483	10,872	—	263	1,483	11,135	12,618	1,775	2006	15 - 40 years
Residence Inn Carmel	8,437	1,646	12,076	—	1,082	1,646	13,158	14,804	2,017	2006	15 - 40 years
Residence Inn Fishers	8,138	998	7,322	—	845	998	8,167	9,165	1,230	2006	15 - 40 years
Residence Inn Golden	6,614	1,222	8,963	—	69	1,222	9,032	10,254	1,462	2006	15 - 40 years
Residence Inn Hammond	6,753	980	7,190	—	726	980	7,916	8,896	1,216	2006	15 - 40 years
Residence Inn Galleria	17,189	2,665	19,549	—	21	2,665	19,570	22,235	3,220	2006	15 - 40 years
Residence Inn Indianapolis Airport	—	786	5,772	—	304	786	6,076	6,862	1,118	2006	15 - 40 years
Residence Inn Indianapolis Canal	17,534	2,670	19,588	—	1,752	2,670	21,340	24,010	3,308	2006	15 - 40 years
Residence Inn Lakewood	4,203	986	7,230	—	24	986	7,254	8,240	1,177	2006	15 - 40 years
Residence Inn Longmont	6,621	1,407	10,321	—	780	1,407	11,101	12,508	1,694	2006	15 - 40 years
Residence Inn Louisville	8,231	1,298	9,519	—	122	1,298	9,641	10,939	1,573	2006	15 - 40 years
Residence Inn Louisville NE	7,280	1,319	9,675	—	71	1,319	9,746	11,065	1,580	2006	15 - 40 years
Residence Inn Merrillville	6,943	595	4,372	—	1,181	595	5,553	6,148	1,057	2006	15 - 40 years
Residence Inn Novi	6,673	1,427	10,445	—	24	1,427	10,469	11,896	1,701	2006	15 - 40 years
Residence Inn Oakbrook	10,883	—	20,436	—	831	—	21,267	21,267	3,341	2006	15 - 40 years
Residence Inn Plantation	19,470	2,183	16,021	79	774	2,262	16,795	19,057	3,029	2006	15 - 40 years
Residence Inn Pontiac	10,253	320	2,354	—	163	320	2,517	2,837	951	2006	15 - 40 years
Residence Inn Round Rock	11,292	1,684	12,349	—	151	1,684	12,500	14,184	2,042	2006	15 - 40 years
Residence Inn Salt Lake City	9,180	875	6,416	—	45	875	6,461	7,336	1,062	2006	15 - 40 years
Residence Inn San Antonio Downtown	—	1,822	13,360	—	88	1,822	13,448	15,270	2,205	2006	15 - 40 years

		Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2012
Description	Debt	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciation Life
Residence Inn Schaumburg	10,112	1,790	13,124	—	271	1,790	13,395	15,185	2,185	2006	15 - 40 years
Residence Inn South Bend	3,310	603	4,425	—	459	603	4,884	5,487	752	2006	15 - 40 years
Residence Inn Sugarland	7,322	1,100	8,073	—	1,295	1,100	9,368	10,468	1,393	2006	15 - 40 years
Residence Inn Chicago Naperville	9,484	1,923	14,101	—	823	1,923	14,924	16,847	2,337	2006	15 - 40 years
Residence Inn Downtown Louisville	—	1,815	13,308	—	563	1,815	13,871	15,686	2,011	2007	15 - 40 years
Residence Inn Miramar	—	1,692	12,409	—	112	1,692	12,521	14,213	1,708	2007	15 - 40 years
Residence Inn Grand Junction	—	870	9,197	—	8	870	9,205	10,075	1,065	2008	15 - 40 years
Residence Inn Austin Downtown	—	3,767	27,626	—	604	3,767	28,230	31,997	3,640	2007	15 - 40 years
SpringHill Suites North Parmer Lane	6,621	1,957	14,351	—	577	1,957	14,928	16,885	2,349	2006	15 - 40 years
SpringHill Suites Austin South Airport	11,775	1,605	11,768	—	114	1,605	11,882	13,487	1,948	2006	15 - 40 years
SpringHill Suites Carmel	8,422	1,816	13,320	—	849	1,816	14,169	15,985	2,236	2006	15 - 40 years
SpringHill Suites Louisville Hurstbourne	7,839	1,890	13,869	—	740	1,890	14,609	16,499	2,319	2006	15 - 40 years
SpringHill Suites Mishawaka South Bend	5,434	983	7,217	—	213	983	7,430	8,413	1,330	2006	15 - 40 years
SpringHill Suites Schaumburg	9,884	1,554	11,396	—	829	1,554	12,225	13,779	1,937	2006	15 - 40 years
SpringHill Suites Southfield	5,014	379	2,782	—	17	379	2,799	3,178	778	2006	15 - 40 years
SpringHill Suites Westminster	9,798	2,409	17,670	—	1,120	2,409	18,790	21,199	2,935	2006	15 - 40 years
SpringHill Suites Longmont	—	1,144	8,388	—	112	1,144	8,500	9,644	1,260	2007	15 - 40 years
Fairfield Inn Austin Central	—	556	4,078	—	142	556	4,220	4,776	676	2006	15 - 40 years
Fairfield Inn Austin South	4,195	505	3,702	—	186	505	3,888	4,393	612	2006	15 - 40 years
Fairfield Inn Brandon	9,832	926	6,795	—	117	926	6,912	7,838	1,380	2006	15 - 40 years
Fairfield Inn & Suites Cherry Creek	—	1,203	8,823	—	629	1,203	9,452	10,655	1,467	2006	15 - 40 years
Fairfield Inn Hammond	6,582	722	5,301	—	279	722	5,580	6,302	906	2006	15 - 40 years
Fairfield Inn Indianapolis Airport	—	657	4,820	—	299	657	5,119	5,776	929	2006	15 - 40 years
Fairfield Inn & Suites Key West	—	1,803	19,325	—	251	1,803	19,576	21,379	3,018	2006	15 - 40 years
Fairfield Inn Memphis	—	55	411	—	108	55	519	574	249	2006	15 - 40 years
Fairfield Inn Merrillville	7,302	768	5,636	—	287	768	5,923	6,691	944	2006	15 - 40 years
Fairfield Inn Midway	4,901	1,425	10,449	—	58	1,425	10,507	11,932	1,725	2006	15 - 40 years
Fairfield Inn San Antonio Airport	9,194	1,140	8,363	—	142	1,140	8,505	9,645	1,389	2006	15 - 40 years
Fairfield Inn San Antonio Downtown	—	1,378	10,105	—	618	1,378	10,723	12,101	1,672	2006	15 - 40 years
Fairfield Inn Valparaiso	2,213	157	1,157	—	135	157	1,292	1,449	272	2006	15 - 40 years

		Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2012
Description	Debt	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciation Life
Holiday Inn Select Kentwood	3,958	582	4,274	—	2	582	4,276	4,858	860	2006	15 - 40 years
Hampton Inn Merrillville	5,646	665	4,879	—	657	665	5,536	6,201	827	2006	15 - 40 years
Holiday Inn Express Merrillville	5,036	545	4,005	—	87	545	4,092	4,637	669	2006	15 - 40 years
Hampton Inn Chicago Midway Airport	16,163	2,747	20,143	—	719	2,747	20,862	23,609	3,359	2006	15 - 40 years
Hilton Garden Inn Midway	20,910	2,978	21,842	—	40	2,978	21,882	24,860	3,597	2006	15 - 40 years
Sleep Inn Midway Airport	10,081	1,189	8,718	—	162	1,189	8,880	10,069	1,698	2006	15 - 40 years
Holiday Inn Express Hotel & Suites Midway Airport	12,587	1,874	13,742	—	232	1,874	13,974	15,848	2,288	2006	15 - 40 years
Homewood Suites Brandon	—	1,377	10,099	—	136	1,377	10,235	11,612	1,289	2007	15 - 40 years
Hilton Garden Inn Bloomington	17,500	—	18,945	—	—	—	18,945	18,945	1,895	2009	15 - 40 years
TGIFriday's	2,264	829	6,139	—	170	829	6,309	7,138	1,009	2006	15 - 40 years
Marriott LaGuardia	—	—	—	—	—	—	—	—	—	2007	15 - 40 years
Hilton Garden Inn St. George	—	1,822	13,363	—	17	1,822	13,380	15,202	1,895	2007	15 - 40 years
SpringHill Suites Bakersfield	—	1,560	8,838	—	3	1,560	8,841	10,401	1,453	2007	15 - 40 years
SpringHill Suites Gainesville	—	4,018	12,118	—	—	4,018	12,118	16,136	1,658	2007	15 - 40 years
Hampton Inn & Suites Clearwater	—	1,106	12,721	—	162	1,106	12,883	13,989	1,737	2007	15 - 40 years
Hampton Inn Garden City	—	5,691	22,764	7	266	5,698	23,030	28,728	3,144	2007	15 - 40 years
Hampton Inn & Suites Las Vegas / Summerlin	—	2,341	4,609	—	3	2,341	4,612	6,953	742	2007	15 - 40 years
Courtyard Houston Galleria	21,000	3,069	22,508	—	10	3,069	22,518	25,587	3,049	2007	15 - 40 years
Hampton Inn Fort Walton Beach	—	8,774	6,109	35	685	8,809	6,794	15,603	817	2007	15 - 40 years
Hilton Mystic	—	6,092	9,111	104	336	6,196	9,447	15,643	1,200	2007	15 - 40 years
Embassy Suites Downey	22,000	4,857	29,943	—	2,240	4,857	32,183	37,040	3,803	2008	15 - 40 years
Hyatt House Colorado Springs	4,500	1,453	8,234	—	—	1,453	8,234	9,687	926	2008	15 - 40 years
Hyatt House Austin	10,300	2,813	15,940	—	54	2,813	15,994	18,807	1,798	2008	15 - 40 years
Hyatt House Dallas Lincoln Park	17,400	3,169	17,958	46	237	3,215	18,195	21,410	2,040	2008	15 - 40 years
Hyatt House Dallas Uptown	12,300	2,241	12,698	33	28	2,274	12,726	15,000	1,433	2008	15 - 40 years
Hyatt House Dallas Richardson	5,500	1,445	8,186	94	51	1,539	8,237	9,776	933	2008	15 - 40 years
Hyatt House Houston	13,000	2,976	16,866	—	110	2,976	16,976	19,952	1,905	2008	15 - 40 years
Hilton Garden Inn New York/West 35th Street	—	24,244	96,978	5	513	24,249	97,491	121,740	9,525	2009	15 - 40 years
Embassy Suite Tampa Downtown Convention Center	—	2,161	71,017	98	807	2,259	71,824	74,083	4,946	2010	15 - 40 years
Fairfield Inn and Suites Washington, DC	—	16,214	22,265	89	3,840	16,303	26,105	42,408	1,876	2010	15 - 40 years

		Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2012
Description	Debt	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciation Life
Embassy Suites Fort Myers Estero	—	2,816	7,862	17	154	2,833	8,016	10,849	620	2010	15 - 40 years
Homewood Suites Washington DC	—	23,139	34,188	—	189	23,139	34,377	57,516	2,159	2010	15 - 40 years
Hilton New York / Fashion District	—	35,592	82,392	2	325	35,594	82,717	118,311	4,825	2010	15 - 40 years
Hampton Inn & Suites Denver Tech Center	—	2,373	9,180	32	991	2,405	10,171	12,576	684	2010	15 - 40 years
Garden District Hotel	—	1,901	3,865	128	12,333	2,029	16,198	18,227	71	2010	15 - 40 years
Residence Inn Columbia	—	1,993	11,487	2	1,462	1,995	12,949	14,944	759	2010	15 - 40 years
Residence Inn National Harbor Washington DC	—	7,457	37,046	5	65	7,462	37,111	44,573	2,040	2010	15 - 40 years
Residence Inn Silver Spring	11,000	3,945	18,896	22	856	3,967	19,752	23,719	1,183	2010	15 - 40 years
Hilton Garden Inn New Orleans Convention Center	—	3,405	20,750	—	3,083	3,405	23,833	27,238	1,381	2010	15 - 40 years
Hampton Inn West Palm Beach Central Airport	—	2,280	9,769	—	436	2,280	10,205	12,485	599	2010	15 - 40 years
Hilton Garden Inn West Palm Beach Airport	—	1,206	10,811	9	212	1,215	11,023	12,238	623	2010	15 - 40 years
Hollywood Heights Hotel	—	5,303	19,136	75	4,972	5,378	24,108	29,486	1,333	2010	15 - 40 years
Doubletree Metropolitan Hotel New York City	—	140,332	188,014	85	14,320	140,417	202,334	342,751	10,448	2010	15 - 40 years
Embassy Suites Columbus	—	1,274	6,805	170	697	1,444	7,502	8,946	434	2011	15 - 40 years
Renaissance Pittsburgh Hotel	—	3,274	39,934	42	902	3,316	40,836	44,152	2,076	2011	15 - 40 years
Courtyard Atlanta Buckhead	—	2,860	21,668	—	1,115	2,860	22,783	25,643	1,154	2011	15 - 40 years
Doubletree Hotel Columbia	—	1,933	6,486	68	2,817	2,001	9,303	11,304	516	2011	15 - 40 years
Marriott Denver Airport at Gateway Park	24,000	3,083	38,356	14	1,068	3,097	39,424	42,521	2,047	2011	15 - 40 years
Embassy Suites West Palm Beach-Central	—	3,656	9,614	106	4,117	3,762	13,731	17,493	837	2011	15 - 40 years
Hilton Garden Inn Raleigh Durham	—	1,751	4,763	45	4,995	1,796	9,758	11,554	657	2011	15 - 40 years
Hilton Garden Inn University Place	—	1,975	18,490	58	5,827	2,033	24,317	26,350	1,380	2011	15 - 40 years
Hampton Inn Houston Near the Galleria	—	9,326	9,220	69	568	9,395	9,788	19,183	520	2011	15 - 40 years
Courtyard Charleston Historic District	—	2,714	35,828	9	275	2,723	36,103	38,826	1,119	2011	15 - 40 years
Residence Inn Bethesda	—	8,154	52,750	—	—	8,154	52,750	60,904	952	2012	15 - 40 years
Courtyard Upper East Side	—	20,654	60,223	6	7	20,660	60,230	80,890	1,034	2012	15 - 40 years
Hilton Garden Inn Emeryville	—	11,902	22,758	1	5	11,903	22,764	34,666	351	2012	15 - 40 years
Embassy Suites Waltham	—	6,267	56,025	2	—	6,269	56,025	62,294	247	2012	15 - 40 years

	$997,651	$561,888	$2,525,567	$1,636	$129,519	$563,524	$2,655,086	$3,218,610	$295,397

A)
The change in total cost of properties for the years ended December 31, 2012, 2011, and 2010 is as follows:

	2012	2011	2010
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$2,908,626	$2,676,184	$1,875,767
Add: Acquisitions	238,731	223,668	797,065
Add: Improvements	72,149	41,188	57,188
Less: Disposition of properties	—	(32,414)	(53,836)

Balance at end of period before impairment charges	3,219,506	2,908,626	2,676,184
Impairment charges on real estate assets owned at end of period	(896)	—	—

Balance at end of period	$3,218,610	$2,908,626	$2,676,184

B)
The change in accumulated depreciation of real estate assets for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2012	2011	2010
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$(228,809)	$(175,432)	$(141,560)
Add: Depreciation for the period	(66,588)	(58,743)	(44,272)
Less: Disposition of properties	—	5,366	10,400

Balance at end of period	$(295,397)	$(228,809)	$(175,432)