Form 10-Q
period 2013-03-31
RLJ Lodging Trust
filed 2013-05-09
CIK 1511337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 2, 2013, 122,780,547 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

RLJ Lodging Trust

Combined Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Investment in hotel and other properties, net	$3,136,597	$3,073,483
Investment in loans	12,386	12,426
Cash and cash equivalents	347,027	115,861
Restricted cash reserves	64,008	64,787
Hotel and other receivables, net of allowance of $232 and $194, respectively	28,390	22,738
Deferred financing costs, net	10,418	11,131
Deferred income tax asset	2,292	2,206
Purchase deposits	7,936	9,910
Prepaid expense and other assets	28,566	33,843
Total assets	$3,637,620	$3,346,385
Liabilities and Equity
Borrowings under revolving credit facility	$—	$16,000
Mortgage loans	994,073	997,651
Term loans	400,000	400,000
Interest rate swap liability	816	470
Accounts payable and accrued expense	76,922	87,105
Deferred income tax liability	4,052	4,064
Advance deposits and deferred revenue	12,898	8,508
Accrued interest	2,403	2,284
Distributions payable	25,917	22,392
Total liabilities	1,517,081	1,538,474

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 122,733,573 and 106,565,516 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	1,227	1,066
Additional paid-in-capital	2,171,357	1,841,449
Accumulated other comprehensive loss	(477)	—
Distributions in excess of net earnings	(69,552)	(52,681)
Total shareholders’ equity	2,102,555	1,789,834

Noncontrolling interest
Noncontrolling interest in joint venture	6,718	6,766
Noncontrolling interest in Operating Partnership	11,266	11,311
Total noncontrolling interest	17,984	18,077
Total equity	2,120,539	1,807,911
Total liabilities and equity	$3,637,620	$3,346,385

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended March 31,
	2013	2012
Revenue
Operating revenue
Room revenue	$186,427	$158,579
Food and beverage revenue	23,232	19,505
Other operating department revenue	6,228	5,109
Total revenue	215,887	183,193
Expense
Operating expense
Room expense	43,397	36,930
Food and beverage expense	16,577	14,440
Management fee expense	7,419	6,304
Other operating expense	66,900	58,558
Total property operating expense	134,293	116,232
Depreciation and amortization	31,435	33,697
Property tax, insurance and other	14,786	12,634
General and administrative	8,815	7,260
Transaction and pursuit costs	1,089	19
Total operating expense	190,418	169,842
Operating income	25,469	13,351
Other income	79	84
Interest income	296	419
Interest expense	(17,034)	(20,181)

Income (loss) before income tax expense	8,810	(6,327)

Income tax expense	(226)	(594)

Net income (loss)	8,584	(6,921)

Net (income) loss attributable to non-controlling interests
Noncontrolling interest in consolidated joint venture	48	370
Noncontrolling interest in common units of Operating Partnership	(139)	38
Net income (loss) attributable to common shareholders	$8,493	$(6,513)

Basic per common share data:
Net income (loss) per share attributable to common shareholders	$0.08	$(0.06)
Weighted-average number of common shares	106,815,375	105,332,812

Diluted per common share data:
Net income (loss) per share attributable to common shareholders	$0.08	$(0.06)
Weighted-average number of common shares	107,423,195	105,332,812

Comprehensive income (loss)
Net income (loss) attributable to the Company	$8,493	$(6,513)
Unrealized loss on interest rate derivatives	(477)	(6)
Comprehensive income (loss) attributable to the Company	$8,016	$(6,519)

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statement of Changes in Equity

(Amounts in thousands, except share data)

(unaudited)

	Shareholders’ Equity				Accumulated	Noncontrolling Interests
	Common Stock			Distributions	Other			Total
	Shares	Par Value	Additional Paid- in-Capital	in excess of net earnings	Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	106,565,516	$1,066	$1,841,449	$(52,681)	$—	$11,311	$6,766	$18,077	$1,807,911

Net income (loss)	—	—	—	8,493	—	139	(48)	91	8,584
Unrealized loss on interest rate derivative	—	—	—	—	(477)	—	—	—	(477)
Proceeds from sale of common stock, net	15,870,000	159	327,584	—	—	—		—	327,743
Issuance of restricted stock	330,640	3	(3)	—	—	—	—	—	—
Amortization of share based compensation	—	—	3,014	—	—	—	—	—	3,014
Share grants to trustees	1,756	—	40	—	—	—	—	—	40
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(34,339)	(1)	(727)	—	—	—	—	—	(728)
Distributions on common shares and units	—	—	—	(25,364)	—	(184)	—	(184)	(25,548)
Balance at March 31, 2013	122,733,573	$1,227	$2,171,357	$(69,552)	$(477)	$11,266	$6,718	$17,984	$2,120,539

The accompanying notes are an integral part of these combined consolidated financial statements.

	Shareholders’ Equity				Accumulated	Noncontrolling Interests
	Common Stock			Distributions	Other			Total
	Shares	Par Value	Additional Paid- in-Capital	in excess of net earnings	Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	106,279,049	$1,063	$1,835,011	$(18,960)	$(1,782)	$11,486	$7,170	$18,656	$1,833,988

Net loss	—	—	—	(6,513)	—	(38)	(370)	(408)	(6,921)
Unrealized gain on interest rate derivative	—	—	—	—	(6)	—	—	—	(6)
Issuance of restricted stock	389,711	4	(4)	—	—	—	—	—	—
Amortization of share based compensation	—	—	1,459	—	—	—	—	—	1,459
Share grants to trustees	2,146	—	40	—	—	—	—	—	40
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(24,664)	—	(439)	—	—	—	—	—	(439)
Distributions on common shares and units	—	—	—	(17,596)	—	(148)	—	(148)	(17,744)
Balance at March 31, 2012	106,646,242	$1,067	$1,836,067	$(43,069)	$(1,788)	$11,300	$6,800	$18,100	$1,810,377

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$8,584	$(6,921)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Depreciation and amortization	31,435	33,697
Amortization of deferred financing costs	789	1,000
Amortization of deferred management fees	250	250
Share grants to trustees	40	40
Amortization of share based compensation	3,014	1,459
Deferred income taxes	(98)	(11)
Changes in assets and liabilities:
Hotel and other receivables, net	(5,475)	(6,449)
Prepaid expense and other assets	5,226	3,058
Accounts payable and accrued expense	(14,233)	(18,090)
Advance deposits and deferred revenue	4,374	2,263
Accrued interest	119	171
Net cash flow provided by operating activities	34,025	10,467

Cash flows from investing activities:
Acquisition of hotel and other properties, net of cash acquired	(79,521)	—
Purchase deposits	1,974	—
Proceeds from principal payments on investment in loans	40	88
Improvements and additions to hotel and other properties	(11,423)	(40,866)
Additions to property and equipment	(46)	(47)
Releases from restricted cash reserves, net	779	981
Net cash flow used in investing activities	(88,197)	(39,844)
Cash flows from financing activities:
Borrowings under revolving credit facility	83,000	—
Repayments under revolving credit facility	(99,000)	—
Payment of mortgage principal	(3,578)	(3,251)
Repurchase of common shares	(728)	(439)
Distributions on common shares	(21,839)	(15,942)
Distributions on Operating Partnership units	(184)	(134)
Payment of deferred financing costs	(76)	(23)
Proceeds from issuance of common shares	327,743	—
Net cash flow provided by (used in) financing activities	285,338	(19,789)
Net change in cash and cash equivalents	231,166	(49,166)
Cash and cash equivalents, beginning of period	115,861	310,231
Cash and cash equivalents, end of period	$347,027	$261,065

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust
Notes to the Combined Consolidated Financial Statements

(unaudited)

1.              Organization

RLJ Lodging Trust (the “Company”) was formed as a Maryland real estate investment trust (“REIT”) on January 31, 2011. The Company is a self-advised and self-administered REIT that acquires primarily premium-branded, focused-service and compact full-service hotels. The Company qualified and elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with the portion of its taxable year ended December 31, 2011.

The Company completed the initial public offering of its common shares of beneficial interest (the “IPO”) on May 16, 2011. The IPO and subsequent exercise of the underwriters’ overallotment option (the “Overallotment”) resulted in the sale of 31,595,000 common shares at a price per share of $18.00 and generated gross proceeds of $568.7 million.  The aggregate proceeds to the Company, net of underwriters’ discounts in connection with the IPO and Overallotment, were approximately $533.2 million.  On March 25, 2013, the Company completed a follow-on offering of 15,870,000 common shares generating gross proceeds of approximately $342.8 million and proceeds, net of underwriters’ discounts and other offering costs, of approximately $327.7 million.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As of March 31, 2013, there were 123,627,573 units of limited partnership interest in the Operating Partnership (“OP units”) outstanding and the Company owned, through a combination of direct and indirect interests, 99.3% of the outstanding OP units.

As of March 31, 2013, the Company owned 148 properties with approximately 22,000 suites/rooms, comprised of 147 hotels and one planned hotel conversion, located in 21 states and the District of Columbia, interests in land parcels located adjacent to certain hotels and an interest in two mortgage loans secured by hotels.  The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its properties, with the exception of the Doubletree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 95% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to the Doubletree Metropolitan hotel. An independent operator manages each property.

For the three months ended March 31, 2013, the Company declared dividends on common shares of $0.205.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim combined consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  The accompanying unaudited interim financial statements include adjustments based on management’s estimates (consisting of normal recurring adjustments), which the Company considers necessary for the fair statement of the combined consolidated balance sheets, statements of operations and comprehensive income (loss), statements of changes in equity and statements of cash flows for the interim periods presented. The unaudited interim combined consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on February 28, 2013.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of actual operating results for the entire year.

The unaudited interim combined consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries, including a joint venture.  All significant intercompany balances have been eliminated in consolidation.

Reporting Periods

As of March 31, 2013, the Company owned seven hotels that are managed by affiliates of Marriott International (“Marriott”).   Beginning January 1, 2013, the Company’s hotels managed by Marriott are accounted for on a calendar year basis.  Prior to January 1, 2013, the Company’s hotels managed by Marriott were accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. The Company’s results for the three months ended March 31, 2012 include the results of operations for the Company’s Marriott-managed hotels for the 12-week period ended March 23, 2012.

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

Incentive payments received pursuant to entry into management agreements are deferred and amortized into income over the life of the respective agreements.  In May 2012, the Company received an incentive payment of $4.0 million related to purchasing a hotel and entering into a franchise agreement, which will be recognized over the remaining term of the franchise agreement.  As of March 31, 2013, there were approximately $3.9 million remaining to be recognized.

Investment in Hotel and Other Properties

The Company’s acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment (“FF&E”), and inventory. The Company may also acquire in-place leases or other intangible assets (e.g., management agreements or franchise agreements) when properties are acquired.  The Company allocates the purchase price among the assets acquired and liabilities assumed based on their respective fair values.

The Company’s investments in hotels and other properties are carried at cost and are depreciated using the straight-line method over estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Intangible assets arising from acquisitions are amortized using the straight-line method over the non-cancelable portion of the term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in discontinued operations.

The Company considers each individual property to be an identifiable component of the business.  In accordance with the guidance on impairment or disposal of long-lived assets, the Company does not consider a property as “held for sale” until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met.  Once a property is designated as “held for sale” the operations for that property are included in discontinued operations.  The Company does not depreciate properties so long as they are classified as “held for sale.”  Upon designation of a property as being “held for sale” and quarterly thereafter, the Company reviews the realizability of the carrying value, less cost to sell, in accordance with the guidance.  Any such adjustment in the carrying value of a property classified as “held for sale” is reflected in discontinued operations.

The Company assesses the carrying values of each property whenever events or changes in circumstances indicate that the carrying amounts of these properties may not be fully recoverable.  Recoverability of the property is measured by comparison of the carrying amount of the property to the estimated future undiscounted cash flows which take into account current market conditions and the Company’s intent with respect to holding or disposing of the property.  If the Company’s analysis indicates that the carrying value of the property is not recoverable on an undiscounted cash flow basis, it recognizes an impairment charge for the amount by which the carrying value exceeds the fair value of the property. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third party appraisals, where considered necessary.

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and economy in general and the Company’s plans to manage the underlying properties.  However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective.  Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to a current impairment analysis could impact these assumptions and result in future impairment charges of the properties.

Franchise Agreements

As of March 31, 2013, 140 of the Company’s hotel properties were operated under franchise agreements with terms ranging from 10 to 30 years. The franchise agreements for these hotels allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of between 1.0% and 3.0% of food and beverage revenues.  Franchise fees are included in other hotel expenses in the accompanying unaudited interim combined consolidated financial statements.

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

Share-based Compensation

From time to time, the Company may issue share-based awards under the 2011 Equity Incentive Plan (the “2011 Plan”), as compensation to officers, employees and non-employee trustees (see Note 10). The vesting of awards issued to officers and employees is based on either continued employment (time-based) or based on the relative total shareholder returns of the Company and continued employment (performance-based), as determined by the Board of Trustees at the date of grant. For time-based awards, the Company recognizes compensation expense for non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.  For performance-based awards, the Company recognizes compensation expense over the requisite service period for each award, based on the fair market value of the shares on the date of grant, as determined using a Monte Carlo simulation, adjusted for forfeitures.

3.              Acquisition of Hotel and Other Properties

During the three months ended March 31, 2013, the Company acquired the following properties, which were funded through a combination of cash available on the Company’s balance sheet and borrowings under its credit facility:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price	% Interest
Courtyard Houston Downtown	Houston, TX	March 19, 2013	Marriott International	191	$34.3 million	100%
Residence Inn Houston Downtown	Houston, TX	March 19, 2013	Marriott International	171	29.4 million	100%
Humble Tower Apartments (1)	Houston, TX	March 19, 2013	The Sterling Group	82	15.6 million	100%

				444	$79.3 million

(1) Conversion to a 166-room SpringHill Suites expected to be complete by mid-2015

The Company did not acquire any properties during the three months ended March 31, 2012.

The allocation of purchase price for the properties acquired was as follows (in thousands):

March 31,
2013
Land and land improvements	$12,855
Buildings and improvements	66,622
Furniture, fixtures and equipment	3,151
Lease intangibles	342
Management agreement intangibles	(3,695)
Total Purchase Price	$79,275

There were no contingent consideration arrangements associated with these acquisitions nor was any goodwill recognized.  See Note 13 for detail of non-cash prorations assumed at acquisition dates.

For the properties acquired during the three months ended March 31, 2013, total revenues and net loss from the date of acquisition through March 31, 2013 are included in the accompanying combined consolidated statements of operations for the three months ended March 31, 2013, as follows (in thousands):

	For the three months ended March 31,
	2013	2012
Revenue	$693	$—
Net loss	$(887)	$—

The following unaudited condensed pro forma financial information presents the results of operations as if the 2013 acquisitions had taken place on January 1, 2012 and the 2012 acquisitions had taken place on January 1, 2011.  The unaudited condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the 2013 and 2012 acquisitions had taken place on January 1, 2012 and 2011, nor does it purport to represent the results of operations for future periods.  The unaudited condensed pro forma financial information is as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2013	2012
Revenue	$220,197	$198,584
Net income (loss)	$10,913	$(4,649)
Net income (loss) per share attributable to common shareholders - basic	$0.10	$(0.04)
Net income (loss) per share attributable to common shareholders - diluted	$0.10	$(0.04)

Weighted average number of shares outstanding - basic	106,815,375	105,332,812
Weighted average number of shares outstanding - diluted	107,423,195	105,332,812

4.              Investment in Hotel and Other Properties

Investment in hotel and other properties as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Land and land improvements	$576,561	$563,524
Buildings and improvements	2,729,998	2,655,086
Furniture, fixtures and equipment	444,942	438,807
Intangibles	2,199	1,857
	3,753,700	3,659,274
Accumulated depreciation and amortization	(617,103)	(585,791)
Investment in hotel and other properties, net	$3,136,597	$3,073,483

For the three months ended March 31, 2013 and 2012, depreciation and amortization expense related to investment in hotel and other properties was approximately $31.3 million and $33.6 million, respectively.

Impairment

The Company determined that there was no impairment for either of the three month periods ended March 31, 2013 or 2012.

5.              Debt

Revolving Credit Facility and Term Loans

The Company entered into a credit agreement on November 20, 2012 that provides for (i) an unsecured revolving credit facility of up to $300.0 million with a scheduled maturity date of November 20, 2016 with a one-year extension option (the “Revolver”), and (ii) an unsecured term loan of $275.0 million with a scheduled maturity date of November 20, 2017 (the

“Five-Year Term Loan”).   The credit agreement amends and restates in its entirety the Company’s prior unsecured revolving credit facility, which was originally entered into as of June 20, 2011.  In addition, on November 20, 2012 the Company also entered into an unsecured term loan of $125.0 million with a scheduled maturity date of November 20, 2019 (the “Seven-Year Term Loan”).

The credit agreement requires that a group of no less than 20 of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The credit agreement contains certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of March 31, 2013, the Company was in compliance with all financial covenants.

The Company incurred $5.2 million in fees related to the credit agreement and the Seven-Year Term Loan which are being deferred and amortized over the term of the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan, respectively.

Borrowings under the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan bear interest at variable rates equal to the London InterBank Offered Rate (“LIBOR”) plus an applicable margin.  The margin ranges from 1.70% to 3.00%, depending on the Company’s leverage ratio, as calculated under the terms of each facility.  The Company incurs an unused facility fee on the Revolver of between 0.25% and 0.35%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of outstanding borrowings.

Under the terms of the credit agreement, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the Revolver.  The Company will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit would reduce the available borrowings on the Revolver by a corresponding amount.  No standby letters of credit were outstanding at March 31, 2013. The Company also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans reduce the available borrowings under the Revolver by a corresponding amount.  No swingline loans were outstanding at March 31, 2013.

For the three months ended March 31, 2013, the Company incurred an unused commitment fee on the Revolver of approximately $0.2 million.  At March 31, 2013, outstanding borrowings on the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan were zero, $275.0 million and $125.0 million, respectively.  For the three months ended March 31, 2013, interest expense incurred on the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan was $0.1 million, $1.4 million and $0.8 million, respectively.

Prior Credit Facility

The Company entered into an unsecured revolving credit facility on June 20, 2011, that provided for maximum borrowings of up to $300.0 million.  The credit facility required that a group of no less than 15 of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The credit facility contained certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default existed the Company was not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of March 31, 2012, the Company was in compliance with all financial covenants.   On November 20, 2012, the unsecured revolving credit facility agreement was amended and restated in its entirety with the Revolver and Five-Year Term Loan as discussed above.

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

Borrowings under the credit facility bore interest at variable rates equal to LIBOR plus an applicable margin.  The margin ranged from 2.25% to 3.25%, depending on the Company’s leverage ratio, as calculated under the terms of the credit facility.  The Company incurred an unused facility fee of between 0.30% and 0.40%, based on the amount by which the maximum borrowing amount exceeded the total principal balance of outstanding borrowings.

The Company did not incur any interest expense on the credit facility for the three months ended March 31, 2012.  For the three months ended March 31, 2012, the Company incurred an unused commitment fee of approximately $0.3 million.  There were no borrowings outstanding at March 31, 2012.

Mortgage Loans

As of March 31, 2013 and December 31, 2012, the Company was subject to the following mortgage loans (in thousands):

	Number	Interest rate at
	of Assets	March 31,		Maturity		Principal balance at,
Lender	Encumbered	2013 (1)		Date		March 31, 2013	December 31, 2012
Wells Fargo	1	4.60	%(2)	Oct 2014	(3)	$68,500	$68,500
Wells Fargo	1	3.80	%(2)	Oct 2014	(3)	17,500	17,500
Wells Fargo	1	3.80	%(2)	Oct 2014	(3)	21,000	21,000
Wells Fargo	1	3.80	%(2)	Oct 2014	(3)	11,000	11,000
Wells Fargo	1	3.80	%(2)	Oct 2014	(3)	24,000	24,000
Capmark Financial Group	1	6.12%		April 2015		4,168	4,202
Capmark Financial Group	1	5.55%		May 2015		11,202	11,298
VFC Partners 20 LLC	1	5.50%		June 2015		5,014	5,014
Capmark Financial Group	1	5.55%		June 2015		4,860	4,901
Barclay’s Bank	1	5.55%		June 2015		2,539	2,561
Barclay’s Bank	1	5.55%		June 2015		4,168	4,203
Barclay’s Bank	1	5.55%		June 2015		9,716	9,798
Barclay’s Bank	1	5.55%		June 2015		8,671	8,745
Barclay’s Bank	1	5.55%		June 2015		7,773	7,839
Barclay’s Bank	1	5.60%		June 2015		5,389	5,434
Barclay’s Bank	1	5.60%		June 2015		8,352	8,422
Barclay’s Bank	1	5.55%		June 2015		5,091	5,134
Barclay’s Bank	1	5.55%		June 2015		33,756	34,042
Barclay’s Bank	1	5.60%		June 2015		6,412	6,466
Barclay’s Bank	1	5.55%		June 2015		5,713	5,762
Barclay’s Bank	1	5.55%		June 2015		6,565	6,621
Barclay’s Bank	1	5.60%		June 2015		8,366	8,437
Barclay’s Bank	1	5.55%		June 2015		6,559	6,614
Barclay’s Bank	1	5.55%		June 2015		7,219	7,280
Barclay’s Bank	1	5.55%		June 2015		6,565	6,621
Barclay’s Bank	1	5.55%		June 2015		7,495	7,558
Barclay’s Bank	1	5.55%		June 2015		9,405	9,484
Capmark Financial Group	1	5.50%		July 2015		6,617	6,673
Barclay’s Bank	1	5.44%		Sept 2015		10,792	10,883
PNC Bank (4)	7	2.55	%(2)	May 2016	(5)	85,000	85,000
Merrill Lynch	1	6.29%		July 2016		9,148	9,180
Merrill Lynch	1	6.29%		July 2016		5,531	5,531
Merrill Lynch	1	6.29%		July 2016		7,657	7,684
Merrill Lynch	1	6.29%		July 2016		9,162	9,194
Wachovia Securities (6)	43	6.29%		July 2016		485,596	487,296
Wachovia Securities	1	6.29%		July 2016		6,559	6,582
Wells Fargo / Morgan Stanley	2	6.29%		July 2016		34,702	34,823
Wells Fargo / Morgan Stanley	1	6.29%		July 2016		6,729	6,753
Wells Fargo / Morgan Stanley	1	6.29%		July 2016		9,582	9,616
	88					$994,073	$997,651

(1)         Interest rate at March 31, 2013 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)         Requires payments of interest only until the commencement of the extension period(s).

(3)         Maturity date may be extended for up to two additional one-year terms at the Company’s option (subject to the Company’s prior satisfaction of certain conditions and advance notice of the exercise of the Company’s option).

(4)         The seven hotels encumbered by the PNC Bank loan are cross-collateralized.

(5)         Maturity date may be extended for one one-year term at the Company’s option (subject to the Company’s prior satisfaction of certain conditions and advance notice of the exercise of the Company’s option).

(6)         The 43 hotels encumbered by the Wachovia Securities loans are cross-collateralized.

Some mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these covenants at March 31, 2013 and December 31, 2012.

In November 2011, the Company elected to cease the subsidization of debt service on the mortgage loan secured by the SpringHill Suites Southfield, Michigan.  The loan matures in June 2015.  In January 2012, the Company received notice of an event of default for failure to make the required monthly payment on its mortgage loan secured by the SpringHill Suites Southfield.  Under the terms of the mortgage loan, the lender receives the monthly net cash from operations from the hotel. In December 2012, the Company entered into a deed in lieu of foreclosure agreement with the lender, providing for a consensual transfer of the property to the lender or its designee. This transaction is expected to close in the second quarter of 2013.  As of March 31, 2013, the principal balance outstanding was $5.0 million for the SpringHill Suites Southfield loan.

In November 2011, the Company elected to cease the subsidization of debt service on the mortgage loan secured by the Courtyard Goshen, Indiana.  The loan matures in July 2016.  In December 2011, the Company received notice of an event of default for failure to make the required monthly payment on its mortgage loan secured by the Courtyard Goshen.  In May 2012, an Order Appointing Receiver (the “Order”) was entered in the Elkhart County, Indiana, Superior Court No. 1.  In June 2012, the receiver, pursuant to the Order, took control of the property for the benefit of the lender of the mortgage loan.  As of March 31, 2013, the principal balance outstanding was $5.5 million for the Courtyard Goshen loan.  In February 2013, the lender filed suit against the Company claiming amounts due from the Company in its capacity as a guarantor of certain borrower obligations.  The Company disputes the lender’s claim and intends to defend itself against the claim.

6.              Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps and caps to hedge against interest rate fluctuations. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive loss, a component of shareholders’ equity.  Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period.  For derivative instruments not designated as hedging instruments, unrealized gains or losses are recognized in earnings in the current period.

As of March 31, 2013 and December 31, 2012, the Company had entered into the following interest rate swaps and caps (in thousands):

	Notional value at		Hedge		Fair value at
Hedge type	March 31, 2013	December 31, 2012	interest rate	Maturity	March 31, 2013	December 31, 2012
Swap-cash flow (1)	$40,000	$40,000	1.00%	10/6/2013	$(191)	$(265)
Swap-cash flow (1)	31,000	31,000	1.00%	10/6/2013	(148)	(205)
Interest rate cap (1)	60,000	60,000	1.00%	6/29/2013	—	—
Swap-cash flow (2)	275,000	—	1.12%	11/20/2017	(477)	—
	$406,000	$131,000			$(816)	$(470)

(1) Undesignated as a cash flow hedge

(2) Designated as a cash flow hedge

As of March 31, 2013 and December 31, 2012, there was approximately $0.5 million and zero, respectively, in unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on designated hedges during either the three months ended March 31, 2013 or 2012.

7.              Fair Value

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

•                  Investment in collateralized loans - Fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate. The market rate is determined by giving consideration to one or both of the following criteria, as appropriate: (1) interest rates for loans of comparable quality and maturity, and (2) the value of the underlying collateral. The fair values of the Company’s investment in collateralized loans are generally classified within Level 3 of the valuation hierarchy.  The fair value estimated at both March 31, 2013 and December 31, 2012 was $23.0 million.

•                  Variable rate mortgage notes payable and borrowings under the credit facility - The carrying amounts reported in the combined consolidated balance sheets for these financial instruments approximate fair value.  The Company estimates the fair value of its variable rate debt by using quoted market rates for similar loans with similar terms and loan to value ratios, which is a Level 3 input. As a result, the Company determined that its variable rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.

•                  Fixed rate mortgage notes payable - The fair value estimated at March 31, 2013 and December 31, 2012 of $741.4 million and $745.3 million, respectively, is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan to value ratios, which is a Level 3 input. As a result, the Company determined that its fixed rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.  The carrying value of fixed rate mortgage notes payable at March 31, 2013 and December 31, 2012 was $767.1 million and $770.7 million, respectively.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  The fair value hierarchy has three levels of inputs, both observable and unobservable:

•                  Level 1 — Inputs include quoted market prices in an active market for identical assets or liabilities.

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

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

	Fair Value at March 31, 2013
	Level 1	Level 2	Level 3	Total
Interest rate swap and cap liability	$—	$(816)	$—	$(816)
Total	$—	$(816)	$—	$(816)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

8.              Income Taxes

The Company elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code when it filed its U.S. federal tax return for its short taxable year ended December 31, 2011.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its shareholders, subject to certain adjustments and excluding any net capital gain.  The Company’s intention is to adhere to these requirements and maintain the qualification for taxation as a REIT.  As a REIT, the Company is not subject to federal corporate income tax on that portion of net income that is currently distributed to its shareholders.  However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes.

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

The Company had no accruals for tax uncertainties as of March 31, 2013 and December 31, 2012.

9.          Commitments and Contingencies

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve restricted cash ranging from 1.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Amounts will be capitalized as incurred. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some loan agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of March 31, 2013 and December 31, 2012, approximately $64.0 million and $64.8 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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

A summary of the non-vested shares as of March 31, 2013 is as follows:

	2013
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1,	1,013,673	$17.80
Granted	330,640	21.39
Vested	(97,480)	17.87
Unvested at March 31,	1,246,833	$18.75

For the three months ended March 31, 2013 and 2012, the Company recognized approximately $1.9 million and $1.5 million, respectively, of share-based compensation expense related to these restricted share awards.  As of March 31, 2013, there was $22.4 million of total unrecognized compensation costs related to non-vested share awards and these costs were expected to be primarily recognized over a weighted-average period of 2.9 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three months ended March 31, 2013 and 2012 was approximately $2.1 million and $1.3 million, respectively.

Performance Units

The Company awarded performance units to certain employees under the 2011 Plan.  The performance units vest over a four-year period, including three years of performance-based vesting (“measurement period”) plus an additional one year of time-based vesting.

As of March 31, 2013, there were 1.0 million unvested performance units outstanding with a weighted average grant date fair value of $15.36 per performance unit.

For the three months ended March 31, 2013, the Company recognized $1.1 million of share-based compensation expense related to performance unit awards.  There was no share-based compensation expense during the three months ended March 31, 2012 related to the performance units as they were granted in the third quarter of 2012.  As of March 31, 2013, there was $12.3 million of total unrecognized compensation cost related to the performance units and these costs are expected to be recognized over a weighted-average period of 2.8 years.

As of March 31, 2013, there were 3,123,666 common shares available for future grant under the 2011 Plan.  Any performance units that convert into restricted shares will reduce the number of common shares available for future grant under the 2011 Plan.

11.       Earnings per Common Share

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

For the three months ended March 31, 2013, no earnings representing undistributed earnings were allocated to participating shares because the Company paid dividends in excess of net income. For the three months ended March 31, 2012, diluted weighted average common shares did not include the impact of unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive.

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three months ended March 31, 2013 and 2012, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended,
	March 31, 2013	March 31, 2012
Numerator:
Net income (loss) attributable to common shareholders	$8,493	$(6,513)
Less: Dividends paid on unvested restricted shares	(256)	(212)
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$8,237	$(6,725)
Denominator:
Weighted-average number of common shares - basic	106,815,375	105,332,812
Unvested restricted shares	188,630	—
Unvested performance units	419,190	—
Weighted-average number of common shares - diluted	107,423,195	105,332,812

Net income (loss) per share attributable to common shareholders - basic	$0.08	$(0.06)

Net income (loss) per share attributable to common shareholders - diluted	$0.08	$(0.06)

12.       Related Party Transactions

RLJ Companies LLC and its affiliates, a related party, periodically provide or receive services or pay or collect certain amounts to or from the Company. At March 31, 2013 and December 31, 2012, there was approximately $59,000 and $45,000, respectively, due from RLJ Companies, LLC which was included in other assets.

13.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2013	2012

Interest paid	$16,126	$19,010

Income taxes paid	$15	$265

Supplemental investing and financing transactions:
In conjunction with the acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$82,970	$—
Accounts receivable	177	—
Other assets	260	—
Advance deposits	(16)	—
Accounts payable and accrued expenses	(3,870)	—
Acquisition of hotel and other properties	$79,521	$—

Supplemental non-cash transactions:
Change in fair market value of designated interest rate swaps	$(477)	$(6)

Accrued capital expenditures	$49	$1,775

Distributions payable	$25,917	$17,744

14.       Subsequent Events

On April 15, 2013, the Company paid a dividend of $0.205 per common share to shareholders of record at March 28, 2013.

On May 2, 2013, the Company granted 47,190 restricted common shares of beneficial interest to certain employees and members of the Board of Trustees.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013 (the “Annual Report”), which is accessible on the SEC’s website at www.sec.gov.

Statement Regarding Forward-Looking Information

The following information contains certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the use of the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “will continue,” “intend,” “should,” “may” or similar expressions.   Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: the current global economic uncertainty, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, access to capital through offerings of our common and preferred shares of beneficial interest, or debt, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses and inaccuracies of our accounting estimates.  Given these uncertainties, undue reliance should not be placed on such statements.

Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC.

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

Furthermore, we believe that attractive acquisition opportunities that meet our investment profile remain available in the market. We believe our cash on hand and expected access to capital (including availability under our unsecured revolving credit facility) along with our senior management team’s experience, extensive industry relationships and asset management expertise, will enable us to compete effectively for such acquisitions and enable us to generate additional internal and external growth

As of March 31, 2013, we owned 148 properties with approximately 22,000 suites/rooms, comprised of 147 hotels and one planned hotel conversion, located in 21 states and the District of Columbia, interests in land parcels located adjacent to certain hotels and an interest in two mortgage loans secured by hotels.  We own, through wholly-owned subsidiaries, 100% of the interests in 146 hotels and one planned hotel conversion and a 95% interest in one hotel.

We elected to be taxed as a REIT, for U.S. federal income tax purposes, when we filed our U.S. federal tax return for the taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the “Operating Partnership”). We are the sole general partner of our operating partnership. As of March 31, 2013, we owned, through a combination of direct and indirect interests, 99.3% of the units of limited partnership interest in the Operating Partnership (“OP units”).

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

Group business is typically defined as a minimum of 10 guestrooms booked together as part of the same piece of business. Group business may or may not use the meeting space at any given hotel. Given the limited meeting space at the majority of our hotels, group business that utilizes meeting space represents a smaller component of our customer base.

A number of our hotels are affiliated with brands marketed toward extended-stay customers. Extended-stay customers are generally defined as those staying five nights or longer. Reasons for extended-stays may include, but are not limited to, training and/or special project business, relocation, litigation and insurance claims.

Our Revenues and Expenses

Our revenue is primarily derived from hotel operations, including the sale of rooms, food and beverage revenue and other operating department revenue, which consist of telephone, parking and other guest services.

Our operating costs and expenses consist of the costs to provide hotel services, including room expense, food and beverage expense, management fees and other operating expenses. Room expense includes housekeeping wages and payroll taxes, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other hotel expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, franchise fees, sales and marketing, repairs and maintenance and utility costs. Our hotels are managed by independent, third-party management companies under long-term agreements under which the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. We generally receive a cash distribution from the hotel management companies on a monthly basis, which reflects hotel-level sales less hotel-level operating expenses.

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

Investment in Hotel and Other Properties

Our acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment (“FF&E”), and inventory. We may also acquire in-place leases or other intangible assets (e.g., management agreements or franchise agreements) when properties are acquired.  We allocate the purchase price among the assets acquired and liabilities assumed based on their respective fair values.

Our investments in hotels and other properties are carried at cost and are depreciated using the straight-line method over estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Intangible assets arising from favorable or unfavorable leases are amortized using the straight-line method over the non-cancelable portion of the term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in discontinued operations.

We consider each individual property to be an identifiable component of the business.  In accordance with the guidance on impairment or disposal of long-lived assets, we do not consider a property as “held for sale” until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met.  Once a property is designated as “held for sale” the operations for that property are included in discontinued operations.  We do not depreciate properties so long as they are classified as “held for sale.”  Upon designation of a property as being “held for sale” and quarterly thereafter, we review the realizability of the carrying value, less cost to sell, in accordance with the guidance.  Any such adjustment in the carrying value of a property classified as “held for sale” is reflected in discontinued operations.

We assess the carrying values of each property whenever events or changes in circumstances indicate that the carrying amounts of these properties may not be fully recoverable.  Recoverability of the property is measured by comparison of the carrying amount of the property to the estimated future undiscounted cash flows which take into account current market conditions and  our intent with respect to holding or disposing of the property.  If our analysis indicates that the carrying value of the property is not recoverable on an undiscounted cash flow basis, it recognizes an impairment charge for the amount by which the carrying value exceeds the fair value of the property. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third party appraisals, where considered necessary.

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and economy in general and our plans to manage the underlying properties.  However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective.  Changes in economic and operating conditions and our ultimate investment intent that occur subsequent to a current impairment analysis could impact these assumptions and result in future impairment charges of the properties.

Results of Operations

At March 31, 2013 and 2012, we owned 148 and 141 properties, respectively.  All properties owned during these periods have been included in our results of operations during the respective periods or since their date of acquisition.  Based on when a property is acquired or closed for renovation, operating results for certain properties are not comparable for the three month periods ended March 31, 2013 and 2012.  The properties listed in the table below are hereafter referred to as non-comparable properties:

Property	Location	Acquisition Date	Non-comparable property for the three months ended March 31, 2013 and 2012
Hotel Indigo New Orleans Garden District (1)	New Orleans, LA	October 26, 2010	x
Residence Inn Bethesda Hotel Downtown	Bethesda, MD	May 29, 2012	x
Courtyard New York / Manhattan Upper East Side	New York, NY	May 30, 2012	x
Hilton Garden Inn San Francisco / Oakland Bay Bridge	Emeryville, CA	June 11, 2012	x
Embassy Suites Boston/Waltham	Waltham, MA	November 13, 2012	x
Courtyard Houston Downtown	Houston, TX	March 19, 2013	x
Residence Inn Houston Downtown	Houston, TX	March 19, 2013	x
Humble Tower Apartments (2)	Houston, TX	March 19, 2013	x

(1) Property was closed for renovation until December 27, 2012.

(2) Conversion to a 166-room SpringHill Suites expected to be complete by mid-2015.

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

Net income for the three months ended March 31, 2013 was $8.6 million compared to net loss of $6.9 million for the three months ended March 31, 2012, representing an increase of $15.5 million. This improved performance was primarily due to a $32.7 million, or 17.8%, increase in total revenue (including $14.6 million arising from hotel acquisitions), partially offset by the net impact of a $20.6 million, or 12.1%, increase in total operating expenses and a decrease in interest expense of $3.1 million, or 15.6%.   The increase in total operating expenses was primarily attributable to $9.9 million from property acquisitions.

	For the three months ended March 31,
	2013	2012	$ change	% change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$186,427	$158,579	$27,848	17.6%
Food and beverage revenue	23,232	19,505	3,727	19.1%
Other operating department revenue	6,228	5,109	1,119	21.9%
Total revenue	215,887	183,193	32,694	17.8%

Expense
Operating expense
Room expense	43,397	36,930	6,467	17.5%
Food and beverage expense	16,577	14,440	2,137	14.8%
Management fee expense	7,419	6,304	1,115	17.7%
Other operating expense	66,900	58,558	8,342	14.2%
Total property operating expense	134,293	116,232	18,061	15.5%
Depreciation and amortization	31,435	33,697	(2,262)	(6.7)%
Property tax, insurance and other	14,786	12,634	2,152	17.0%
General and administrative	8,815	7,260	1,555	21.4%
Transaction and pursuit costs	1,089	19	1,070	—
Total operating expense	190,418	169,842	20,576	12.1%
Operating income	25,469	13,351	12,118	90.8%
Other income	79	84	(5)	(6.0)%
Interest income	296	419	(123)	(29.4)%
Interest expense	(17,034)	(20,181)	3,147	(15.6)%

Income (loss) before income taxes	8,810	(6,327)	15,137	(239.2)%

Income tax expense	(226)	(594)	368	(62.0)%

Net income (loss)	8,584	(6,921)	15,505	(224.0)%

Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	48	370	(322)	(87.0)%
Noncontrolling interest in common units of Operating Partnership	(139)	38	(177)	(465.8)%
Net income (loss) attributable to common shareholders	$8,493	$(6,513)	$15,006	(230.4)%

Revenue

Total revenue increased $32.7 million, or 17.8%, to $215.9 million for the three months ended March 31, 2013 from $183.2 million for the three months ended March 31, 2012. The increase was a result of $14.6 million in revenue attributable to non-comparable properties and a 10.6% increase in RevPAR at the comparable properties.

The following are the quarter-to-date key hotel operating statistics for hotels owned at March 31, 2013 and 2012, respectively:

	For the three months ended
	March 31,
	2013	2012	% Change
Number of hotels (at end of period)	147	141	4.3%
Occupancy %	70.4%	67.8%	3.9%
ADR	$135.59	$125.62	7.9%
RevPAR	$95.49	$85.11	12.2%

Portfolio RevPAR increased to $95.49 from $85.11, a 12.2% increase.  RevPAR, excluding non-comparable properties, increased 10.6% and was driven by a 3.6% increase in occupancy and a 6.8% increase in ADR.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $27.8 million, or 17.6%, to $186.4 million for the three months ended March 31, 2013 from $158.6 million for the three months ended March 31, 2012.  This increase was a result of $12.4 million of room revenue from non-comparable properties and a 10.6% increase in RevPAR at the comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $3.7 million, or 19.1%, to $23.2 million for the three months ended March 31, 2013 from $19.5 million for the three months ended March 31, 2012. The increase includes $1.6 million in food and beverage revenue arising from non-comparable properties.  Food and beverage revenue for the remainder of the portfolio increased $2.1 million.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $1.1 million, or 21.9%, to $6.2 million for the three months ended March 31, 2013 from $5.1 million for the three months ended March 31, 2012.  This increase was primarily due to $0.5 million of other operating department revenue from non-comparable properties and a $0.3 million increase in parking revenue from comparable properties.

Hotel Operating Expense

Hotel operating expense increased $18.1 million, or 15.5%, to $134.3 million for the three months ended March 31, 2013 from $116.2 million for the three months ended March 31, 2012. This increase includes $9.9 million in hotel operating expense attributable to non-comparable properties. The remaining increase was primarily attributable to higher room expense, other operating department costs, and management and franchise fees.  Room expense and other operating department costs were driven by higher occupancy at hotels not under renovation.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.3 million, or 6.7%, to $31.4 million for the three months ended March 31, 2013 from $33.7 million for the three months ended March 31, 2012. The decrease is a result of $3.1 million of accelerated depreciation of FF&E that underwent renovations during the three months ended March 31, 2012 but not in 2013 and FF&E at other hotels being fully depreciated during the periods.  Partially offsetting this was a $2.4 million increase in depreciation and amortization expense arising from non-comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $2.2 million, or 17.0%, to $14.8 million for the three months ended March 31, 2013 from $12.6 million for the three months ended March 31, 2012.  The increase includes $0.9 million in property tax, insurance and other expense attributable to non-comparable properties.  The remaining increase of $1.3 million is the net impact of increasing property tax assessments offset by favorable resolution of property tax appeals.

General and Administrative

General and administrative expense increased $1.6 million, or 21.4%, to $8.8 million for the three months ended March 31, 2013 from $7.3 million for the three months ended March 31, 2012.  The increase in general and administrative expense is primarily attributable to an increase in amortization of restricted share awards of $1.5 million.

Transaction and Pursuit Costs

Transaction and pursuit costs increased $1.1 million to $1.1 million for the three months ended March 31, 2013 from less than $0.1 million for the three months ended March 31, 2012.  There were three acquisitions during the three months ended March 31, 2013 resulting in transaction costs of $0.9 million compared to zero during the three months ended March 31, 2012.

Interest Expense

Interest expense decreased $3.1 million, or 15.6%, to $17.0 million for the three months ended March 31, 2013 from $20.2 million for the three months ended March 31, 2012.  The decrease in interest expense was the result of a decrease of $4.4 million of interest expense due to the $331.0 million of mortgage principal balances that were paid down, the expiration of unfavorable interest rate hedges resulting in a decrease in hedge related interest expense of $0.5 million, a $0.5 million decrease in mortgage interest expense due to decreases in principal balances as the result of mortgage amortization and a decrease in amortization of deferred financing fees of $0.2 million.  The offsetting increase was primarily due to interest incurred in 2013 on the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan of $0.1 million, $1.4 million and $0.8 million, respectively, that was not incurred in 2012.

Income Taxes

As part of the structure, we own taxable REIT subsidiaries (“TRSs”) that are subject to federal and state income taxes.  The effective tax rates were 2.56% and 3.11% for the three months ended March 31, 2013 and 2012, respectively.  The decrease in rate is primarily due to changes in state tax law.  Our tax expense decreased $0.4 million to $0.2 million for the three months ended March 31, 2013 from $0.6 million for the three months ended March 31, 2012, primarily as a result of a reduction in state taxes paid at our Operating Partnership.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, such as hotel transaction and pursuit costs, the amortization of share-based compensation, legal expenses that we consider outside the normal course of business and loan default penalties and fees. We believe that Adjusted FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and between REITs.

The following is a reconciliation of our GAAP net income (loss) to FFO and Adjusted FFO for the three months ended March 31, 2013 and 2012 (in thousands):

Funds From Operations

	For the three months ended March 31,
	2013	2012
Net income (loss)	$8,584	$(6,921)
Depreciation and amortization	31,435	33,697
Noncontrolling interest in joint venture	48	370
Adjustments related to joint venture (1)	(121)	(98)
FFO attributable to common shareholders	39,946	27,048
Transaction and pursuit costs	1,089	19
Amortization of share based compensation	3,014	1,459
Other expenses (2)	13	—
Adjusted FFO	$44,062	$28,526

(1)  Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(2)  Includes less than $0.1 million for the three months ended March 31, 2013 of legal expenses outside the normal course of operations.

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is defined as net income or loss excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sales of assets; and (3) depreciation and amortization. We consider EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results.  In addition, EBITDA is used as one measure in determining the value of hotel acquisitions and dispositions. We present EBITDA attributable to common shareholders, which includes our OP units, because our OP units are redeemable for common shares.  We believe it is meaningful for the investor to understand EBITDA attributable to all common shares and OP units.

We further adjust EBITDA for certain additional items such as hotel transaction and pursuit costs, the amortization of share-based compensation and legal expenses that we consider outside the normal course of business. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.

The following is a reconciliation of our GAAP net income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2013 and 2012 (in thousands):

Earnings Before Interest, Taxes, Depreciation and Amortization

	For the three months ended March 31,
	2013	2012
Net income (loss)	$8,584	$(6,921)
Depreciation and amortization	31,435	33,697
Interest expense, net (1)	17,027	20,169
Income tax expense	226	594
Noncontrolling interest in joint venture	48	370
Adjustments related to joint venture (2)	(121)	(272)
EBITDA	57,199	47,637

Transaction and pursuit costs	1,089	19
Amortization of share based compensation	3,014	1,459
Other expenses (3)	13	—
Adjusted EBITDA	$61,315	$49,115

(1)  Excludes amounts attributable to investment in loans of $0.3 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

(2)  Includes depreciation, amortization and interest expense allocated to the noncontrolling interest in joint venture.

(3)  Includes less than $0.1 million for the three months ended March 31, 2013 of legal expenses outside the normal course of operations.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our properties, including:

•                  recurring maintenance and capital expenditures necessary to maintain our properties in accordance with brand standards;

•                  interest expense and scheduled principal payments on outstanding indebtedness;

•                  distributions necessary to qualify for taxation as a REIT; and

•                  capital expenditures to improve our properties, including capital expenditures required by our franchisors in connection with our formation transactions and recent property acquisitions.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our unsecured revolving credit facility and proceeds from our recent underwritten public offering of common shares.  On March 25, 2013, the Company completed an offering of 15,870,000 common shares generating gross proceeds of approximately $342.8 million and proceeds, net of underwriter’ discounts and other offering costs, of approximately $327.7 million. As of March 31, 2013, $99.0 million of the net proceeds from the offering had been used to repay borrowings under our unsecured revolving credit facility.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional properties and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our properties and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including our unsecured revolving credit facility and future equity (including OP units) or debt offerings, existing working capital, net cash provided by operations, long-term hotel mortgage indebtedness and other secured and unsecured borrowings.  However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current state of overall equity and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders, general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

Our properties will require periodic capital expenditures and renovation to remain competitive.  In addition, acquisitions, redevelopments or expansions of properties will require significant capital outlays.  We may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gain, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gain.  As a result, our ability to fund capital expenditures, acquisitions or property redevelopment through retained earnings is very limited.  Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes.  If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations and prospects could be materially and adversely affected.

Revolving Credit Facility and Term Loans

We entered into a credit agreement on November 20, 2012 that provides for (i) an unsecured revolving credit facility of up to $300.0 million with a scheduled maturity date of November 20, 2016 with a one-year extension option (the “Revolver”), and (ii) an unsecured term loan of $275.0 million with a scheduled maturity date of November 20, 2017 (the “Five-Year Term Loan”).   The credit agreement amends and restates in its entirety our prior unsecured revolving credit facility, which was originally entered into as of June 20, 2011.  In addition, on November 20, 2012 we also entered into an unsecured term loan of $125.0 million with a scheduled maturity date of November 20, 2019 (the “Seven-Year Term Loan”).

The credit agreement requires that a group of no less than 20 of our hotel properties remain unencumbered by outstanding indebtedness.  The credit agreement contains certain financial covenants relating to our maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists we are not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of March 31, 2013, we were in compliance with all financial covenants.

We incurred $5.2 million in fees related to the credit agreement and the Seven-Year Term Loan which are being deferred and amortized over the term of the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan, respectively.

Borrowings under the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan bear interest at variable rates equal to the London InterBank Offered Rate (“LIBOR”) plus an applicable margin.  The margin ranges from 1.70% to 3.00%, depending on our leverage ratio, as calculated under the terms of each facility.  We incur an unused facility fee on the Revolver of between 0.25% and 0.35%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of outstanding borrowings.

Under the terms of the credit agreement, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on our behalf by the lenders holding the unsecured revolving credit facility.  We will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit would reduce the available borrowings on the unsecured revolving credit facility by a corresponding amount.  No standby letters of credit were outstanding at March 31, 2013. We also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans would reduce the available borrowings on the credit facility by a corresponding amount.  No swingline loans were outstanding at March 31, 2013.

For the three months ended March 31, 2013, we incurred an unused commitment fee on the Revolver of approximately $0.2 million.  At March 31, 2013, outstanding borrowings on the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan were zero, $275.0 million and $125.0 million, respectively.  For the three months ended March 31, 2013, interest expense incurred on the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan was $0.1 million, $1.4 million and $0.8 million, respectively.

We did not incur any interest expense on the credit facility for the three months ended March 31, 2012. For the three months ended March 31, 2012, we incurred an unused commitment fee of approximately $0.3 million. There were no borrowings outstanding under the revolving credit facility at March 31, 2012.

Sources and Uses of Cash

As of March 31, 2013, we had $347.0 million of cash and cash equivalents compared to $115.9 million at December 31, 2012.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $34.0 million for the three months ended March 31, 2013. Net income of $8.6 million included significant non-cash expenses, including $31.4 million of depreciation and amortization, $0.8 million of amortization of deferred financing costs, $0.3 million of amortization of deferred management fees and $3.0 million of amortization of share based compensation. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our properties resulted in net cash outflow of $10.0 million.

Net cash flow provided by operating activities totaled $10.5 million for the three months ended March 31, 2012. Net loss of $6.9 million was due in significant part to non-cash expenses, including $33.7 million of depreciation and amortization, $1.0 million of amortization of deferred financing costs, $0.3 million of amortization of deferred management fees and $1.5 million of amortization of share based compensation. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our properties resulted in net cash outflow of $19.1 million.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $88.2 million for three months ended March 31, 2013 primarily due to $79.5 million used for the purchase of three properties and $11.4 million in improvements and additions to other properties, offset by the application of a $2.0 million purchase deposit and the net release of restricted cash reserves of $0.8 million.

Net cash flow used in investing activities totaled $39.8 million for three months ended March 31, 2012 primarily due to $40.9 million in improvements and additions to properties, offset by the net release of restricted cash reserves of $1.0 million.

Cash flows from Financing Activities

Net cash flow provided by financing activities totaled $285.3 million for three months ended March 31, 2013 primarily due to $327.7 million provided from the issuance and sale of common shares and $83.0 million in borrowings on the Revolver.  This was offset by $99.0 million of repayments on the Revolver, $3.6 million in payments of mortgage principal, $0.7 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan and $22.0 million of distributions on common shares and OP units.

Net cash flow used in financing activities totaled $19.8 million for three months ended March 31, 2012 primarily due to $16.1 million of distributions on common shares and OP units and $3.3 million of mortgage loan repayments.

Capital Expenditures and Reserve Funds

We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. The cost of all such routine improvements and alterations are paid out of FF&E reserves, which are funded by a portion of each property’s gross revenues. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties.

From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserves. To the extent that the FF&E reserves are not available or adequate to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with cash and cash equivalents on hand, our Revolver and/or other sources of available liquidity.

In 2013, we expect to initiate renovation projects at 25 hotels for approximately $40.0 million to $45.0 million.  The majority of the projects are scheduled to be renovated in the fourth quarter.

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 1.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2013, approximately $42.3 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.

Inflation

We rely entirely on the performance of the properties and their ability to increase revenues to keep pace with inflation. Increases in the costs of operating our hotels due to inflation would adversely affect the operating performance of our TRSs, which in turn, could inhibit the ability of our TRSs to make required rent payments to us.  Hotel management companies, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our hotel management companies to raise room rates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2013, we had approximately $627.0 million of total variable debt outstanding (or 45.0% of total indebtedness) with a weighted average interest rate of 2.68% per annum.  If market rates of interest on our variable rate debt outstanding as of March 31, 2013 were to increase by 1.00%, or 100 basis points, interest expense would  decrease future earnings and cash flows by approximately $5.6 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2013, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt	$—	$192,407	$574,666	$—	$—	$—	$767,073
Weighted average interest rate	—	5.56%	6.29%	—	—	—	6.11%
Variable rate debt	$142,000	$—	$85,000	$275,000	$—	$125,000	$627,000
Weighted average interest rate	4.19%	—	2.55%	2.05%	—	2.45%	2.68%
Total	$142,000	$192,407	$659,666	$275,000	$—	$125,000	$1,394,073

The foregoing table reflects indebtedness outstanding as of March 31, 2013 and does not consider indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our combined consolidated financial statements.  If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. As of March 31, 2013, the estimated fair value of our fixed rate debt was $741.4 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Item 4.       Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2013 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2013, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan.

The following table summarizes all of these repurchases during the three months ended March 31, 2013.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2013 through January 31, 2013	—		—	N/A	N/A
February 1, 2012 through February 28, 2013	24,545	(1)	$21.00	—	N/A
March 1, 2013 through March 31, 2013	9,794	(1)	$21.63	—	N/A
Total	34,339

(1) The number of shares purchased represents common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued under our 2011 Plan. With respect to these common shares, the price paid per common share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal income tax.

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

RLJ LODGING TRUST

Dated: May 9, 2013	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr.
President, Chief Executive Officer and Trustee

Dated: May 9, 2013	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: May 9, 2013	/s/ CHRISTOPHER A. GORMSEN
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