Form 10-Q
period 2013-06-30
RLJ Lodging Trust
filed 2013-08-07
CIK 1511337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, 122,735,453 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.

RLJ Lodging Trust

Combined Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Investment in hotel and other properties, net	$3,221,671	$3,073,483
Investment in loans	12,357	12,426
Cash and cash equivalents	262,897	115,861
Restricted cash reserves	65,088	64,787
Hotel and other receivables, net of allowance of $313 and $194, respectively	33,781	22,738
Deferred financing costs, net	9,619	11,131
Deferred income tax asset	2,381	2,206
Purchase deposits	7,233	9,910
Prepaid expense and other assets	38,822	33,843
Total assets	$3,653,849	$3,346,385
Liabilities and Equity
Borrowings under revolving credit facility	$—	$16,000
Mortgage loans	985,558	997,651
Term loans	400,000	400,000
Accounts payable and accrued expense	81,114	87,575
Deferred income tax liability	4,041	4,064
Advance deposits and deferred revenue	11,832	8,508
Accrued interest	2,093	2,284
Distributions payable	26,111	22,392
Total liabilities	1,510,749	1,538,474

Commitments and Contingencies (Note 10)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 122,735,453 and 106,565,516 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	1,227	1,066
Additional paid-in-capital	2,173,483	1,841,449
Accumulated other comprehensive income	4,527	—
Distributions in excess of net earnings	(54,409)	(52,681)
Total shareholders’ equity	2,124,828	1,789,834

Noncontrolling interest
Noncontrolling interest in joint venture	6,921	6,766
Noncontrolling interest in Operating Partnership	11,351	11,311
Total noncontrolling interest	18,272	18,077
Total equity	2,143,100	1,807,911
Total liabilities and equity	$3,653,849	$3,346,385

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands, except share and per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenue
Operating revenue
Room revenue	$229,111	$194,396	$415,098	$352,587
Food and beverage revenue	25,113	22,402	48,343	41,906
Other operating department revenue	7,351	6,003	13,569	11,105
Total revenue	261,575	222,801	477,010	405,598
Expense
Operating expense
Room expense	47,271	40,841	90,541	77,640
Food and beverage expense	17,246	15,508	33,823	29,948
Management fee expense	9,398	7,621	16,800	13,910
Other operating expense	73,384	64,961	140,083	123,332
Total property operating expense	147,299	128,931	281,247	244,830
Depreciation and amortization	31,910	31,428	63,321	65,099
Property tax, insurance and other	16,574	12,439	31,327	25,052
General and administrative	9,083	7,478	17,894	14,737
Transaction and pursuit costs	1,255	2,795	2,344	2,814
Total operating expense	206,121	183,071	396,133	352,532
Operating income	55,454	39,730	80,877	53,066
Other income	91	106	170	190
Interest income	240	418	536	837
Interest expense	(16,874)	(20,373)	(33,838)	(40,484)
Loss on disposal	—	(634)	—	(634)

Income before income tax expense	38,911	19,247	47,745	12,975

Income tax expense	(345)	(281)	(571)	(875)
Income from continuing operations	38,566	18,966	47,174	12,100

Income (loss) from discontinued operations	2,415	53	2,391	(2)

Net income	40,981	19,019	49,565	12,098

Net (income) loss attributable to non-controlling interests
Noncontrolling interest in consolidated joint venture	(203)	38	(155)	408
Noncontrolling interest in common units of Operating Partnership	(268)	(172)	(407)	(134)
Net income attributable to common shareholders	$40,510	$18,885	$49,003	$12,372

Basic per common share data:
Net income per share attributable to common shareholders before discontinued operations	$0.31	$0.18	$0.41	$0.11
Discontinued operations	0.02	—	0.02	—
Net income per share attributable to common shareholders	$0.33	$0.18	$0.43	$0.11
Weighted-average number of common shares	121,520,253	105,388,743	114,208,435	105,360,778

Diluted per common share data:
Net income per share attributable to common shareholders before discontinued operations	$0.31	$0.18	$0.41	$0.11
Discontinued operations	0.02	—	0.02	—
Net income per share attributable to common shareholders	$0.33	$0.18	$0.43	$0.11
Weighted-average number of common shares	122,280,431	105,454,679	114,912,726	105,414,876

Amounts attributable to the Company’s common shareholders:
Income from continuing operations	$38,112	$18,832	$46,629	$12,374
Income from discontinued operations	2,398	53	2,374	(2)
Net income	$40,510	$18,885	$49,003	$12,372

Comprehensive income
Net income attributable to the Company	$40,510	$18,885	$49,003	$12,372
Unrealized gain on interest rate derivatives	5,004	381	4,527	375
Comprehensive income attributable to the Company	$45,514	$19,266	$53,530	$12,747

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Changes in Equity

(Amounts in thousands, except share data)

(unaudited)

	Shareholders’ Equity				Accumulated	Noncontrolling Interests
	Common Stock			Distributions	Other			Total
	Shares	Par Value	Additional Paid- in-Capital	in excess of net earnings	Comprehensive Income	Operating Partnership	Consolidated Joint Venture	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	106,565,516	$1,066	$1,841,449	$(52,681)	$—	$11,311	$6,766	$18,077	$1,807,911

Net income	—	—	—	49,003	—	407	155	562	49,565
Unrealized gain on interest rate derivative	—	—	—	—	4,527	—	—	—	4,527
Proceeds from sale of common stock, net	15,870,000	159	327,386	—	—	—		—	327,545
Issuance of restricted stock	377,830	3	(3)	—	—	—	—	—	—
Amortization of share based compensation	—	—	6,348	—	—	—	—	—	6,348
Share grants to trustees	3,005	—	68	—	—	—	—	—	68
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(78,628)	(1)	(1,765)	—	—	—	—	—	(1,766)
Forfeiture of restricted stock	(2,270)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(50,731)	—	(367)	—	(367)	(51,098)
Balance at June 30, 2013	122,735,453	$1,227	$2,173,483	$(54,409)	$4,527	$11,351	$6,921	$18,272	$2,143,100

The accompanying notes are an integral part of these combined consolidated financial statements.

	Shareholders’ Equity				Accumulated	Noncontrolling Interests
	Common Stock			Distributions	Other			Total
	Shares	Par Value	Additional Paid- in-Capital	in excess of net earnings	Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	106,279,049	$1,063	$1,835,011	$(18,960)	$(1,782)	$11,486	$7,170	$18,656	$1,833,988

Net income (loss)	—	—	—	12,372	—	134	(408)	(274)	12,098
Unrealized gain on interest rate derivative	—	—	—	—	375	—	—	—	375
Issuance of restricted stock	436,646	4	(4)	—	—	—	—	—	—
Amortization of share based compensation	—	—	3,213	—	—	—	—	—	3,213
Share grants to trustees	4,352	—	80	—	—	—	—	—	80
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(59,465)	—	(1,069)	—	—	—	—	—	(1,069)
Forfeiture of restricted stock	(26,506)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(35,215)	—	(296)	—	(296)	(35,511)
Balance at June 30, 2012	106,634,076	$1,067	$1,837,231	$(41,803)	$(1,407)	$11,324	$6,762	$18,086	$1,813,174

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust

Combined Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$49,565	$12,098
Adjustments to reconcile net income to cash flow provided by operating activities:
Gain on extinguishment of indebtedness	(2,425)	—
Depreciation and amortization	63,353	65,151
Amortization of deferred financing costs	1,588	2,062
Amortization of deferred management fees	500	500
Loss on disposal	—	634
Share grants to trustees	68	80
Amortization of share based compensation	6,348	3,213
Deferred income taxes	(198)	(279)
Changes in assets and liabilities:
Hotel and other receivables, net	(10,335)	(9,136)
Prepaid expense and other assets	(5,805)	(5,629)
Accounts payable and accrued expense	(5,736)	(14,566)
Advance deposits and deferred revenue	3,011	3,838
Accrued interest	(191)	228
Net cash flow provided by operating activities	99,743	58,194

Cash flows from investing activities:
Acquisition of hotel and other properties, net of cash acquired	(184,165)	(182,690)
Purchase deposits	2,677	—
Proceeds from principal payments on investment in loans	69	102
Improvements and additions to hotel and other properties	(25,984)	(76,991)
Additions to property and equipment	(48)	(241)
(Funding of) releases from restricted cash reserves, net	(301)	5,203
Net cash flow used in investing activities	(207,752)	(254,617)
Cash flows from financing activities:
Borrowings under revolving credit facility	83,000	85,000
Repayments under revolving credit facility	(99,000)	—
Proceeds from mortgage loans	—	85,000
Payment of mortgage principal	(7,279)	(91,549)
Repurchase of common shares	(1,766)	(1,069)
Distributions on common shares	(47,012)	(33,563)
Distributions on Operating Partnership units	(367)	(282)
Payment of deferred financing costs	(76)	(1,750)
Proceeds from issuance of common shares	327,545	—
Net cash flow provided by financing activities	255,045	41,787

Net change in cash and cash equivalents	147,036	(154,636)
Cash and cash equivalents, beginning of period	115,861	310,231
Cash and cash equivalents, end of period	$262,897	$155,595

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

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As of June 30, 2013, there were 123,629,453 units of limited partnership interest in the Operating Partnership (“OP units”) outstanding and the Company owned, through a combination of direct and indirect interests, 99.3% of the outstanding OP units.

As of June 30, 2013, the Company owned 149 properties, comprised of 147 hotels with approximately 22,300 rooms and two planned hotel conversions, located in 22 states and the District of Columbia, interests in land parcels located adjacent to certain hotels and an interest in two mortgage loans secured by hotels.  The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its properties, with the exception of the Doubletree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 95% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to the Doubletree Metropolitan hotel. An independent operator manages each property.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited combined consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  The accompanying unaudited financial statements include adjustments based on management’s estimates (consisting of normal recurring adjustments), which the Company considers necessary for the fair statement of the combined consolidated balance sheets, statements of operations and comprehensive income, statements of changes in equity and statements of cash flows for the periods presented. The unaudited combined consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on February 28, 2013.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of actual operating results for the entire year.

The unaudited combined consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries, including a joint venture.  All significant intercompany balances have been eliminated in consolidation.

Reporting Periods

As of June 30, 2013, the Company owned five hotels that were managed by affiliates of Marriott International (“Marriott”).  Beginning January 1, 2013, the Company’s hotels managed by Marriott were accounted for on a calendar year basis.  Prior to January 1, 2013, the Company’s hotels managed by Marriott were accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. The Company’s results for the three and six months ended June 30, 2012 include the results of operations for the Company’s Marriott-managed hotels for the 24-week period ended June 15, 2012.

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

Revenue Recognition

The Company’s revenue comprises hotel operating revenue, such as room revenue, food and beverage revenue and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales and occupancy taxes collected from guests. All rebates or discounts are recorded as a reduction in revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotels. All revenues are recorded on an accrual basis as earned. Appropriate allowances are made for doubtful accounts and are recorded as bad debt expense. The allowances are calculated as a percentage of aged accounts receivable.  Cash received prior to guest arrival is recorded as an advance from the guest and recognized as revenue at the time of occupancy.

Incentive payments received pursuant to entry into management agreements are deferred and amortized into income over the life of the respective agreements.  In May 2012, the Company received an incentive payment of $4.0 million related to purchasing a hotel and entering into a franchise agreement, which is being recognized over the remaining term of the franchise agreement.  As of June 30, 2013, there was approximately $3.9 million remaining to be recognized.

Investment in Hotel and Other Properties

The Company’s acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment (“FF&E”), and inventory. The Company may also acquire intangibles related to in-place leases, management agreements and franchise agreements when properties are acquired.  The Company allocates the purchase price among the assets acquired and liabilities assumed based on their respective fair values.

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

The Company considers each individual property to be an identifiable component of the business.  In accordance with the guidance on impairment or disposal of long-lived assets, the Company does not consider a property as “held for sale” until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met.  Once a property is designated as held for sale the operations for that property are included in discontinued operations.  The Company does not depreciate properties so long as they are classified as held for sale.  Upon designation of a property as being held for sale and quarterly thereafter, the Company reviews the realizability of the carrying value, less cost to sell, in accordance with the guidance.  Any such adjustment in the carrying value of a property classified as “held for sale” is reflected in discontinued operations, as an impairment charge.

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

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and economy in general and the Company’s expected use of the underlying properties.  The assumptions and estimates about future cash flows and capitalization rates are complex and subjective.  Changes in economic and operating conditions that occur subsequent to a current impairment analysis and the Company’s ultimate use of the property could impact these assumptions and result in future impairment charges of the properties.

Franchise Agreements

As of June 30, 2013, 142 of the Company’s hotel properties were operated under franchise agreements with terms ranging from 10 to 30 years. The franchise agreements for these hotels allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of between 2.0% and 3.0% of food and beverage revenues.  Franchise fees are included in other hotel expenses in the accompanying unaudited combined consolidated financial statements.

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

3.              Acquisition of Hotel and Other Properties

During the six months ended June 30, 2013, the Company acquired the following properties, which were funded through a combination of available cash and borrowings under its credit facility:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price		% Interest
Courtyard Houston Downtown	Houston, TX	March 19, 2013	White Lodging Services	191	$34.3	million	100%
Residence Inn Houston Downtown	Houston, TX	March 19, 2013	White Lodging Services	171	29.4	million	100%
Humble Tower Apartments (1)	Houston, TX	March 19, 2013	The Sterling Group	82	15.6	million	100%
Courtyard Waikiki Beach	Honolulu, HI	June 17, 2013	Highgate Hotels	399	75.3	million	100%
Vantaggio Suites Cosmo (2)	San Francisco, CA	June 21, 2013	n/a	150	29.4	million	100%
				993	$184.0	million

(1) Conversion to a 166-room SpringHill Suites expected to be complete by mid-2015.

(2) The property is not currently open for operations. Conversion to a 150-room Courtyard expected to be complete by late 2014.

During the six months ended June 30, 2012, the Company acquired the following properties, which were funded through a combination of available cash and borrowings under its credit facility:

Hotel	Location	Acquisition Date	Management Company	Rooms	Purchase Price		% Interest
Residence Inn Bethesda	Bethesda, MD	May 29, 2012	Marriott International	187	$64.5	million	100%
Courtyard New York Manhattan/Upper East Side	New York, NY	May 30, 2012	Highgate Hotels	226	82.0	million	100%
Hilton Garden Inn San Francisco/Oakland Bay Bridge	Emeryville, CA	June 11, 2012	Davidson Hotels & Resorts	278	36.2	million	100%
				691	$182.7	million

The allocation of purchase price for the properties acquired was as follows (in thousands):

	June 30,	June 30,
	2013	2012
Land and land improvements	$24,132	$40,711
Buildings and improvements	160,070	135,727
Furniture, fixtures and equipment	3,151	6,220
Lease intangibles	342	—
Management agreement intangibles	(3,695)	—
Total Purchase Price	$184,000	$182,658

The allocation of the purchase price for the Courtyard Waikiki Beach is preliminary due to certain market information not yet being available.  See Note 14 for detail of other assets acquired and liabilities assumed in conjunction with the Company’s acquisitions.

For the properties acquired during the six months ended June 30, 2013, total revenues and net income (loss) from the date of acquisition through June 30, 2013 are included in the accompanying combined consolidated statements of operations for the three and six months ended June 30, 2013, as follows (in thousands).  For the properties acquired during the six months ended June 30, 2012, total revenues and net income (loss) from the date of acquisition through June 30, 2012 are included in the accompanying combined consolidated statements of operations for the three and six months ended June 30, 2012, as follows (in thousands):

	2013 acquisitions
	For the three months ended June 30, 2013	For the six months ended June 30,2013
Revenue	$5,868	$6,561
Net income (loss)	$319	$(568)

	2012 acquisitions
	For the three months ended June 30, 2012	For the six months ended June 30,2012
Revenue	$3,022	$3,022
Net loss	$(2,413)	$(2,413)

The following unaudited condensed pro forma financial information presents the results of operations as if the 2013 acquisitions had taken place on January 1, 2012 and the 2012 acquisitions had taken place on January 1, 2011.  The unaudited condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the 2013 and 2012 acquisitions had taken place on January 1, 2012 and 2011, respectively, nor does it purport to represent the results of operations for future periods.  Operating results for the Vantaggio Suites Cosmo have not been included in the following unaudited condensed pro forma financial information as the acquisition was an asset purchase, not a business combination.  The unaudited condensed pro forma financial information is as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenue	$266,219	$244,531	$492,266	$447,920
Net income	$39,663	$24,948	$51,914	$21,287
Net income per share attributable to common shareholders - basic	$0.33	$0.24	$0.45	$0.20
Net income per share attributable to common shareholders - diluted	$0.32	$0.24	$0.45	$0.20

Weighted average number of shares outstanding - basic	121,520,253	105,388,743	114,208,435	105,360,778
Weighted average number of shares outstanding - diluted	122,280,431	105,454,679	114,912,726	105,414,876

4.              Discontinued Operations

In November 2011, the Company elected to cease the subsidization of debt service on the mortgage loan secured by the SpringHill Suites Southfield, Michigan. In January 2012, the Company received notice of an event of default for failure to make the required monthly payments. Under the terms of the mortgage loan, the lender received the monthly net cash from operations from the hotel. In December 2012, the Company entered into a deed in lieu of foreclosure agreement with the lender, providing for a consensual transfer of the property to the lender or its designee.  On May 30, 2013, the Company transferred title to the hotel to the lenders pursuant to the deed in lieu of foreclosure arrangement.  The Company removed the hotel’s net assets and liabilities in its combined consolidated balance sheet in May 2013 and recorded a gain on extinguishment of indebtedness of approximately $2.4 million to discontinued operations at that time.

Operating results of discontinued operations were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Operating revenues	$353	$454	$805	$852
Operating expenses	270	400	676	783
Operating income	83	54	129	69
Interest expense	(93)	(1)	(163)	(71)
Income (loss) from discontinued operations before gain on sale	(10)	53	(34)	(2)
Gain on extinguishment of indebtedness	2,425	—	2,425	—
Net income (loss) from discontinued operations	$2,415	$53	$2,391	$(2)

5.              Investment in Hotel and Other Properties

Investment in hotel and other properties as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Land and land improvements	$587,616	$563,524
Buildings and improvements	2,823,966	2,655,086
Furniture, fixtures and equipment	455,374	438,807
Intangibles	2,199	1,857
	3,869,155	3,659,274
Accumulated depreciation and amortization	(647,484)	(585,791)
Investment in hotel and other properties, net	$3,221,671	$3,073,483

For the three and six months ended June 30, 2013, depreciation and amortization expense related to investment in hotel and other properties was approximately $31.8 million and $63.1 million (excluding discontinued operations), respectively. For the three and six months ended June 30, 2012, depreciation and amortization expense related to investment in hotel and other properties was approximately $31.3 million and $64.9 million (excluding discontinued operations), respectively.

Impairment

The Company determined that there was no impairment of any assets for each of the three or six month periods ended June 30, 2013 or 2012.

6.              Debt

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

The credit agreements for these loans require that a group of no less than 20 of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The credit agreements contain certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of June 30, 2013, the Company was in compliance with all financial covenants.

The Company incurred $5.2 million in fees related to the credit agreements that were deferred and are being amortized over the term of the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan, respectively.

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

Under the terms of the credit agreement for the Revolver, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the Revolver.  The Company will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit would reduce the available borrowings on the Revolver by a corresponding amount.  No standby letters of credit were outstanding at June 30, 2013. The Company also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans reduce the available borrowings under the Revolver by a corresponding amount.  No swingline loans were outstanding at June 30, 2013.

For the three and six months ended June 30, 2013, the Company incurred an unused commitment fee on the Revolver of approximately $0.3 million and $0.5 million, respectively.  At June 30, 2013, outstanding borrowings on the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan were zero, $275.0 million and $125.0 million, respectively.  At June 30, 2013, the interest rates on the Five-Year Term Loan and the Seven-Year Term Loan were 2.04% and 2.44%, respectively. For the three months ended June 30, 2013, interest expense incurred on the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan was zero, $1.4 million and $0.8 million, respectively.  For the six months ended June 30, 2013, interest expense incurred on the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan was $0.1 million, $2.8 million and $1.5 million, respectively.

Prior Credit Facility

The Company entered into an unsecured revolving credit facility on June 20, 2011, that provided for maximum borrowings of up to $300.0 million.  The credit facility required that a group of no less than 15 of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The credit facility contained certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default existed, the Company was not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of June 30, 2012, the Company was in compliance with all financial covenants.   On November 20, 2012, the unsecured revolving credit facility agreement was amended and restated in its entirety with the Revolver and Five-Year Term Loan as discussed above.

The Company incurred $3.0 million in fees related to the credit facility that were deferred and were being amortized over the term of the credit facility.  On November 20, 2012, when the unsecured revolving credit facility agreement was amended and restated in its entirety, approximately $1.7 million of the fees unamortized at the time of the amendment and restatement were transferred to the Revolver and will be amortized over the term of that credit facility.

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

Mortgage Loans

As of June 30, 2013 and December 31, 2012, the Company was subject to the following mortgage loans (in thousands):

	Number	Interest rate at
	of Assets	June 30,		Maturity		Principal balance at,
Lender	Encumbered	2013 (1)		Date		June 30, 2013		December 31, 2012
Wells Fargo	1	4.60%	(2)	Oct 2014	(3)	$68,500		$68,500
Wells Fargo	1	3.79%	(2)	Oct 2014	(3)	17,500		17,500
Wells Fargo	1	3.79%	(2)	Oct 2014	(3)	21,000		21,000
Wells Fargo	1	3.79%	(2)	Oct 2014	(3)	11,000		11,000
Wells Fargo	1	3.79%	(2)	Oct 2014	(3)	24,000		24,000
Capmark Financial Group	1	6.12%		April 2015		4,135		4,202
Capmark Financial Group	1	5.55%		May 2015		11,107		11,298
Capmark Financial Group	1	5.55%		June 2015		4,818		4,901
Barclay’s Bank	1	5.55%		June 2015		2,518		2,561
Barclay’s Bank	1	5.55%		June 2015		4,133		4,203
Barclay’s Bank	1	5.55%		June 2015		9,634		9,798
Barclay’s Bank	1	5.55%		June 2015		8,598		8,745
Barclay’s Bank	1	5.55%		June 2015		7,708		7,839
Barclay’s Bank	1	5.60%		June 2015		5,345		5,434
Barclay’s Bank	1	5.60%		June 2015		8,282		8,422
Barclay’s Bank	1	5.55%		June 2015		5,048		5,134
Barclay’s Bank	1	5.55%		June 2015		33,472		34,042
Barclay’s Bank	1	5.60%		June 2015		6,359		6,466
Barclay’s Bank	1	5.55%		June 2015		5,665		5,762
Barclay’s Bank	1	5.55%		June 2015		6,510		6,621
Barclay’s Bank	1	5.60%		June 2015		8,296		8,437
Barclay’s Bank	1	5.55%		June 2015		6,504		6,614
Barclay’s Bank	1	5.55%		June 2015		7,159		7,280
Barclay’s Bank	1	5.55%		June 2015		6,510		6,621
Barclay’s Bank	1	5.55%		June 2015		7,431		7,558
Barclay’s Bank	1	5.55%		June 2015		9,326		9,484
Capmark Financial Group	1	5.50%		July 2015		6,562		6,673
Barclay’s Bank	1	5.44%		Sept 2015		10,702		10,883
PNC Bank (4)	7	2.54%	(2)	May 2016	(5)	85,000		85,000
Merrill Lynch	1	6.29%		July 2016		9,117		9,180
Merrill Lynch	1	6.29%		July 2016		5,531		5,531
Merrill Lynch	1	6.29%		July 2016		7,631		7,684
Merrill Lynch	1	6.29%		July 2016		9,133		9,194
Wachovia Securities (6)	43	6.29%		July 2016		483,949		487,296
Wachovia Securities	1	6.29%		July 2016		6,537		6,582
Wells Fargo / Morgan Stanley	2	6.29%		July 2016		34,583		34,823
Wells Fargo / Morgan Stanley	1	6.29%		July 2016		6,706		6,753
Wells Fargo / Morgan Stanley	1	6.29%		July 2016		9,549		9,616
VFC Partners 20 LLC						—	(7)	5,014
	87					$985,558		$997,651

(1)         Interest rate at June 30, 2013 gives effect to interest rate hedges and LIBOR floors, as applicable.

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

(7)         Loan was extinguished in May 2013 in conjunction with the transfer of title pursuant to a deed in lieu of foreclosure arrangement.

Some mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these covenants at June 30, 2013 and December 31, 2012.

In November 2011, the Company elected to cease the subsidization of debt service on the mortgage loan secured by the Courtyard Goshen, Indiana.  In December 2011, the Company received notice of an event of default for failure to make the required monthly payments.  In May 2012, an Order Appointing Receiver (the “Order”) was entered in the Elkhart County, Indiana, Superior Court No. 1.  In June 2012, the receiver, pursuant to the Order, took control of the property for the benefit of the lender of the mortgage loan.  As of June 30, 2013, the principal balance outstanding was $5.5 million.  In February 2013, the lender filed suit against the Company claiming amounts due from the Company in its capacity as a guarantor of certain borrower obligations.  The Company disputes the lender’s claim and intends to defend itself against the claim.

7.              Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps and caps to hedge against interest rate fluctuations. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive income (loss), a component of shareholders’ equity.  Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period.  For derivative instruments not designated as hedging instruments, unrealized gains or losses are recognized in earnings in the current period.

At June 30, 2013, the fair value of interest rate swap assets of $4.5 million was included in prepaid expenses and other assets in the accompanying combined consolidated financial statements.  At June 30, 2013 and December 31, 2012, the aggregate fair value of interest rate swap liabilities of $0.2 million and $0.5 million, respectively, was included in accounts payable and accrued expenses in the accompanying combined consolidated financial statements.

As of June 30, 2013 and December 31, 2012, the Company had entered into the following interest rate swaps and caps (in thousands):

	Notional value at		Hedge		Fair value at
Hedge type	June 30, 2013	December 31, 2012	interest rate	Maturity	June 30, 2013	December 31, 2012
Swap-cash flow (1)	$40,000	$40,000	1.00%	10/6/2013	$(112)	$(265)
Swap-cash flow (1)	31,000	31,000	1.00%	10/6/2013	(87)	(205)
Interest rate cap (1)	—	60,000	1.00%	6/29/2013	—	—
Swap-cash flow (2)	275,000	—	1.12%	11/20/2017	4,527	—
	$346,000	$131,000			$4,328	$(470)

(1) Undesignated as a cash flow hedge

(2) Designated as a cash flow hedge

As of June 30, 2013 and December 31, 2012, there was approximately $4.5 million and zero, respectively, in unrealized gains included in accumulated other comprehensive income related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on designated hedges during each the three or six months ended June 30, 2013 or 2012.

8.              Fair Value

Fair Value Measurement

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  The fair value hierarchy has three levels of inputs, both observable and unobservable:

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

•                  Investment in collateralized loans - Fair value is determined by obtaining a third-party appraisal or discounting the future contractual cash flows to the present value using a current market interest rate. The market rate is determined by giving consideration to one or both of the following criteria, as appropriate: (1) interest rates for loans of comparable quality and maturity, and (2) the value of the underlying collateral. The fair values of the Company’s investment in collateralized loans are generally classified within Level 3 of the valuation hierarchy.  The fair value at June 30, 2013 and December 31, 2012 was $22.1 million and $23.0 million, respectively.

•                  Variable rate mortgage notes payable and borrowings under the credit facility - The carrying amounts reported in the combined consolidated balance sheets for these financial instruments approximate fair value.  The Company estimates the fair value of its variable rate debt by using estimated market rates for similar loans with similar terms and loan to value ratios, which is a Level 3 input. As a result, the Company determined that its variable rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.

•                  Fixed rate mortgage notes payable - The fair value estimated at June 30, 2013 and December 31, 2012 of $735.6 million and $745.3 million, respectively, is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan to value ratios, which is a Level 3 input. As a result, the Company determined that its fixed rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.  The carrying value of fixed rate mortgage notes payable at June 30, 2013 and December 31, 2012 was $758.6 million and $770.7 million, respectively.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

	Fair Value at June 30, 2013
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$4,527	$—	$4,527
Interest rate swap liability	$—	$(199)	$—	$(199)
Total	$—	$4,328	$—	$4,328

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of June 30, 2013 and December 31, 2012.

10.       Commitments and Contingencies

Ground Leases

The Courtyard Waikiki Beach is subject to a ground lease with a term extending to 2112.  The annual ground rent is $3.5 million through 2016, after which the annual rent shall increase by the increase, if any, in the Consumer Price Index (“CPI”) from the immediately preceding calendar year.  The increase is limited to five percent per annum for the first 10 years in which the annual rent is subject to increase, and six percent per annum during the seven subsequent years in which the annual rent is subject to increase.  Thereafter, there is no cap on the increase in the CPI.  For both the three and six months ended June 30, 2013, $0.1 million of rent was incurred.  There was no ground rent expense in 2012 as this property was acquired in 2013.

Restricted Cash Reserves

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve restricted cash ranging from 1.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some loan agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of June 30, 2013 and December 31, 2012, approximately $65.1 million and $64.8 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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

A summary of the non-vested shares as of June 30, 2013 is as follows:

	2013
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1,	1,013,673	$17.80
Granted	377,830	21.55
Vested	(215,538)	18.21
Forfeited	(2,270)	18.90
Unvested at June 30,	1,173,695	$18.93

For the three and six months ended June 30, 2013, the Company recognized approximately $2.2 million and $4.1 million, respectively, of share-based compensation expense related to these restricted share awards.  For the three and six months ended June 30, 2012, the Company recognized approximately $1.7 million and $3.2 million, respectively, of share-based compensation expense related to these restricted share awards.  As of June 30, 2013, there was $21.2 million of total unrecognized compensation costs related to non-vested share awards and these costs were expected to be primarily recognized over a weighted-average period of 2.7 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the six months ended June 30, 2013 was approximately $4.8 million.

Performance Units

The Company awarded performance units to certain employees under the 2011 Plan.  The performance units vest over a four-year period, including three years of performance-based vesting (“measurement period”) plus an additional one year of time-based vesting.

As of June 30, 2013, there were 1.0 million unvested performance units outstanding with a weighted average grant date fair value of $15.36 per performance unit.

For the three and six months ended June 30, 2013, the Company recognized $1.1 million and $2.2 million, respectively, of share-based compensation expense related to performance unit awards.  There was no share-based compensation expense during the three or six months ended June 30, 2012 related to the performance units as they were granted in the third quarter of 2012.  As of June 30, 2013, there was $11.2 million of total unrecognized compensation cost related to the performance units and these costs are expected to be recognized over a weighted-average period of 2.6 years.

As of June 30, 2013, there were 3,077,497 common shares available for future grant under the 2011 Plan.  Any performance units that convert into restricted shares will reduce the number of common shares available for future grant under the 2011 Plan.

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

For the three months ended June 30, 2013 and 2012, approximately $0.1 million and $12,000, respectively, represented undistributed earnings that were allocable to participating shares.  For the six months ended June 30, 2013 and 2012, no earnings representing undistributed earnings were allocated to participating shares because the Company paid dividends in excess of net income.

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and six months ended June 30, 2013 and 2012, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended,		For the six months ended,
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net income attributable to common shareholders before discontinued operations	$38,095	$18,832	$46,612	$12,374
Add: Income (loss) from discontinued operations	2,415	53	2,391	(2)
Net income attributable to common shareholders	40,510	18,885	49,003	12,372
Less: Dividends paid on unvested restricted shares	(241)	(199)	(497)	(411)
Less: Undistributed earnings attributable to unvested restricted shares	(124)	(12)	—	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$40,145	$18,674	$48,506	$11,961
Denominator:
Weighted-average number of common shares - basic	121,520,253	105,388,743	114,208,435	105,360,778
Unvested restricted shares	247,894	65,936	211,290	54,098
Unvested performance units	512,284	—	493,001	—
Weighted-average number of common shares - diluted	122,280,431	105,454,679	114,912,726	105,414,876

Net income per share attributable to common shareholders before discontinued operations - basic	$0.31	$0.18	$0.41	$0.11
Discontinued operations	0.02	—	0.02	—
Net income per share attributable to common shareholders - basic	$0.33	$0.18	$0.43	$0.11

Net income per share attributable to common shareholders before discontinued operations - diluted	$0.31	$0.18	$0.41	$0.11
Discontinued operations	0.02	—	0.02	—
Net income per share attributable to common shareholders - diluted	$0.33	$0.18	$0.43	$0.11

13.       Related Party Transactions

RLJ Companies LLC and its affiliates, a related party, periodically provide or receive services or pay or collect certain amounts to or from the Company. At June 30, 2013 and December 31, 2012, there was approximately $56,000 and $45,000, respectively, due from RLJ Companies, LLC which was included in other assets.

14.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2013	2012

Interest paid	$32,441	$38,265

Income taxes paid	$1,108	$1,221

Supplemental investing and financing transactions:
In conjunction with the acquisitions, the Company acquired and assumed the following assets and liabilities:
Purchase of real estate	$187,695	$182,658
Accounts receivable	708	71
Other assets	340	556
Advance deposits	(313)	(163)
Accounts payable and accrued expenses	(4,265)	(432)
Acquisition of hotel and other properties	$184,165	$182,690

In conjunction with the hotel disposals, the Company disposed of the following assets and liabilities:
Sale of real estate	$(2,458)	$—
Other assets	(503)	—
Other liabilities	572	—
Gain on extinguishment of indebtedness	(2,425)	—
Forgiveness of indebtedness	4,814	—
Disposition of hotel properties	$—	$—

Supplemental non-cash transactions:
Change in fair market value of designated interest rate swaps	$4,527	$375

Accrued capital expenditures	$109	$1,813

Distributions payable	$26,111	$17,742

15.       Subsequent Events

On July 15, 2013, the Company paid a dividend of $0.205 per common share to shareholders of record at June 28, 2013.

On August 6, 2013, the Company was the successful bidder at a foreclosure sale of the 78-room Residence Inn Atlanta Midtown/Historic.  The property collateralized one of the mortgage loans held by the Company.

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

As of June 30, 2013, we owned 149 properties, comprised of 147 hotels with approximately 22,300 rooms and two planned hotel conversions, located in 22 states and the District of Columbia, interests in land parcels located adjacent to certain hotels and an interest in two mortgage loans secured by hotels.  We own, through wholly-owned subsidiaries, 100% of the interests in 146 hotels and two planned hotel conversions and a 95% interest in one hotel.

We elected to be taxed as a REIT, for U.S. federal income tax purposes, when we filed our U.S. federal tax return for the taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the “Operating Partnership”). We are the sole general partner of our operating partnership. As of June 30, 2013, we owned, through a combination of direct and indirect interests, 99.3% of the units of limited partnership interest in the Operating Partnership (“OP units”).

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

A number of our hotels are affiliated with brands marketed toward extended-stay customers. Extended-stay customers are generally defined as those staying five nights or longer. Reasons for extended stays may include, but are not limited to, training and/or special project business, relocation, litigation and insurance claims.

Our Revenues and Expenses

Our revenue is primarily derived from hotel operations, including the sale of rooms, food and beverage revenue and other operating department revenue, which consists of telephone, parking and other guest services.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the combined consolidated financial statements included elsewhere in this filing. We have set forth below those accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

Investment in Hotel and Other Properties

Our acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment (“FF&E”), and inventory. We may also acquire intangibles related to in-place leases, management agreements and franchise agreements when properties are acquired.  We allocate the purchase price among the assets acquired and liabilities assumed based on their respective fair values.

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

We consider each individual property to be an identifiable component of the business.  In accordance with the guidance on impairment or disposal of long-lived assets, we do not consider a property as “held for sale” until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met.  Once a property is designated as held for sale the operations for that property are included in discontinued operations.  We do not depreciate properties so long as they are classified as held for sale.  Upon designation of a property as being held for sale and quarterly thereafter, we review the realizability of the carrying value, less cost to sell, in accordance with the guidance.  Any such adjustment in the carrying value of a property classified as held for sale is reflected in discontinued operations.

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

Results of Operations

At June 30, 2013 and 2012, we owned 149 and 143 properties, respectively (excluding one hotel carried as discontinued operations for the three and six months ended June 30, 2013 and 2012).  All properties owned during these periods have been included in our results of operations during the respective periods or since their date of acquisition.  Based on when a property is acquired or closed for renovation, operating results for certain properties are not comparable for the three and six months ended June 30, 2013 and 2012.  The properties listed in the table below are hereafter referred to as non-comparable properties:

Non-comparable property for the
Property	Location	Acquisition Date	three months ended June 30, 2013 and 2012	six months ended June 30, 2013 and 2012
Hotel Indigo New Orleans Garden District (1)	New Orleans, LA	October 26, 2010	x	x
Residence Inn Bethesda Hotel Downtown	Bethesda, MD	May 29, 2012	x	x
Courtyard New York / Manhattan Upper East Side	New York, NY	May 30, 2012	x	x
Hilton Garden Inn San Francisco / Oakland Bay Bridge	Emeryville, CA	June 11, 2012	x	x
Embassy Suites Boston/Waltham	Waltham, MA	November 13, 2012	x	x
Courtyard Houston Downtown	Houston, TX	March 19, 2013	x	x
Residence Inn Houston Downtown	Houston, TX	March 19, 2013	x	x
Humble Tower Apartments (2)	Houston, TX	March 19, 2013	x	x
Courtyard Waikiki Beach	Honolulu, HI	June 17, 2013	x	x
Vantaggio Suites Cosmo (3)	San Francisco, CA	June 21, 2013	x	x

(1) Property was closed for renovation until December 27, 2012.

(2) Conversion to a 166-room SpringHill Suites expected to be complete by mid-2015.

(3) The property is not currently open for operations. Conversion to a 150-room Courtyard expected to be complete by late 2014.

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012

Income from continuing operations for the three months ended June 30, 2013 was $38.6 million compared to $19.0 million for the three months ended June 30, 2012, representing an increase of $19.6 million. This improved performance was primarily due to a $38.8 million, or 17.4%, increase in total revenue (including $21.0 million arising from non-comparable properties) and a decrease in interest expense of $3.5 million, or 17.2%.  This increase in performance was partially offset by the net impact of a $23.0 million, or 12.6%, increase in total operating expenses.  The increase in total operating expenses was primarily attributable to $14.8 million from non-comparable properties.

	For the three months ended June 30,
	2013	2012	$ change	% change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$229,111	$194,396	$34,715	17.9%
Food and beverage revenue	25,113	22,402	2,711	12.1%
Other operating department revenue	7,351	6,003	1,348	22.5%
Total revenue	261,575	222,801	38,774	17.4%

Expense
Operating expense
Room expense	47,271	40,841	6,430	15.7%
Food and beverage expense	17,246	15,508	1,738	11.2%
Management fee expense	9,398	7,621	1,777	23.3%
Other operating expense	73,384	64,961	8,423	13.0%
Total property operating expense	147,299	128,931	18,368	14.2%
Depreciation and amortization	31,910	31,428	482	1.5%
Property tax, insurance and other	16,574	12,439	4,135	33.2%
General and administrative	9,083	7,478	1,605	21.5%
Transaction and pursuit costs	1,255	2,795	(1,540)	(55.1)%
Total operating expense	206,121	183,071	23,050	12.6%
Operating income	55,454	39,730	15,724	39.6%
Other income	91	106	(15)	(14.2)%
Interest income	240	418	(178)	(42.6)%
Interest expense	(16,874)	(20,373)	3,499	(17.2)%
Loss on disposal	—	(634)	634	(100.0)%

Income before income taxes	38,911	19,247	19,664	102.2%

Income tax expense	(345)	(281)	(64)	22.8%
Income from continuing operations	38,566	18,966	19,600	103.3%

Income from discontinued operations	2,415	53	2,362

Net income	40,981	19,019	21,962	115.5%

Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	(203)	38	(241)
Noncontrolling interest in common units of Operating Partnership	(268)	(172)	(96)	55.8%

Net income attributable to common shareholders	$40,510	$18,885	$21,625	114.5%

Revenue

Total revenue increased $38.8 million, or 17.4%, to $261.6 million for the three months ended June 30, 2013 from $222.8 million for the three months ended June 30, 2012. The increase was a result of $21.0 million in revenue attributable to non-comparable properties and an 8.4% increase in RevPAR at the comparable properties.

The following are the quarter-to-date key hotel operating statistics for hotels owned at June 30, 2013 and 2012, respectively:

	For the three months ended June 30,
	2013	2012	% Change
Number of properties (at end of period)	149	143	4.2%
Occupancy %	78.7%	76.9%	2.4%
ADR	$145.71	$135.09	7.9%
RevPAR	$114.67	$103.86	10.4%

Portfolio RevPAR increased to $114.67 from $103.86, a 10.4% increase.  RevPAR, excluding non-comparable properties, increased 8.4% and was driven by a 2.0% increase in occupancy and a 6.3% increase in ADR.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $34.7 million, or 17.9%, to $229.1 million for the three months ended June 30, 2013 from $194.4 million for the three months ended June 30, 2012.  This increase was a result of $18.2 million of room revenue from non-comparable properties and an 8.4% increase in RevPAR at the comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $2.7 million, or 12.1%, to $25.1 million for the three months ended June 30, 2013 from $22.4 million for the three months ended June 30, 2012. The increase includes $1.7 million in food and beverage revenue arising from non-comparable properties.  Food and beverage revenue for the remainder of the portfolio increased $1.0 million.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $1.3 million, or 22.5%, to $7.4 million for the three months ended June 30, 2013 from $6.0 million for the three months ended June 30, 2012.  This increase was primarily due to $1.2 million of other operating department revenue from non-comparable properties.

Hotel Operating Expense

Hotel operating expense increased $18.4 million, or 14.2%, to $147.3 million for the three months ended June 30, 2013 from $128.9 million for the three months ended June 30, 2012. This increase includes $12.1 million in hotel operating expense attributable to non-comparable properties. The remaining increase was primarily attributable to higher room expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense and other operating department costs were driven by higher occupancy at hotels not under renovation.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $0.5 million, or 1.5%, to $31.9 million for the three months ended June 30, 2013 from $31.4 million for the three months ended June 30, 2012. The increase is the result of a $2.2 million increase in depreciation and amortization expense arising from non-comparable properties, partially offset by FF&E at hotels being fully depreciated during the periods.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $4.1 million, or 33.2%, to $16.6 million for the three months ended June 30, 2013 from $12.4 million for the three months ended June 30, 2012.  The increase includes $1.3 million in property tax, insurance and other expense attributable to non-comparable properties.  The remaining increase of $2.8 million is the net impact of increasing property tax assessments offset by favorable resolution of property tax appeals at comparable properties.

General and Administrative

General and administrative expense increased $1.6 million, or 21.5%, to $9.1 million for the three months ended June 30, 2013 from $7.5 million for the three months ended June 30, 2012.  The increase in general and administrative expense is primarily attributable to an increase in amortization of restricted share awards of $1.6 million.

Transaction and Pursuit Costs

Transaction and pursuit costs decreased $1.5 million to $1.3 million for the three months ended June 30, 2013 from $2.8 million for the three months ended June 30, 2012.  There were two acquisitions during the three months ended June 30, 2013 resulting in transaction costs of $1.2 million compared to three transactions during the three months ended June 30, 2012 resulting in transaction costs of $2.8 million.

Interest Expense

Interest expense decreased $3.5 million, or 17.2%, to $16.9 million for the three months ended June 30, 2013 from $20.4 million for the three months ended June 30, 2012.  The decrease in interest expense was the result of a decrease of $4.4 million of interest expense due to the $331.0 million of mortgage principal balances that were paid down, the expiration of unfavorable interest rate hedges resulting in a decrease in hedge related interest expense of $0.5 million, a $0.1 million decrease in mortgage interest expense due to decreases in principal balances as the result of mortgage amortization and a decrease in amortization of deferred financing fees of $0.3 million.  The offsetting increase was primarily due to interest incurred in 2013 on the Five-Year Term Loan and the Seven-Year Term Loan of $1.4 million and $0.7 million, respectively, that was not incurred in 2012.

Income Taxes

As part of our structure, we own taxable REIT subsidiaries (“TRSs”) that are subject to federal and state income taxes.  The effective tax rates were 3.81% and 18.67% for the three months ended June 30, 2013 and 2012, respectively. The decrease in rate is primarily a result of a reduction in state taxes paid at our Operating Partnership.

Income from Discontinued Operations

Income from discontinued operations increased $2.4 million to $2.4 million for the three months ended June 30, 2013 from $0.1 million for the three months ended June 30, 2012.  Income from discontinued operations for the three months ended June 30, 2013 includes a $2.4 million gain on extinguishment of indebtedness from the SpringHill Suites Southfield, Michigan.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

Income from continuing operations for the six months ended June 30, 2013 was $47.2 million compared to $12.1 million for the six months ended June 30, 2012, representing an increase of $35.1 million. This improved performance was primarily due to a $71.4 million, or 17.6%, increase in total revenue (including $35.6 million arising from non-comparable properties) and a decrease in interest expense of $6.6 million, or 16.4%.  This increase in performance was partially offset by the net impact of a $43.6 million, or 12.4%, increase in total operating expenses.   The increase in total operating expenses was primarily attributable to $29.3 million from non-comparable properties.

	For the six months ended June 30,
	2013	2012	$ change	% change
	(amounts in thousands)
Revenue
Hotel operating revenue
Room revenue	$415,098	$352,587	$62,511	17.7%
Food and beverage revenue	48,343	41,906	6,437	15.4%
Other operating department revenue	13,569	11,105	2,464	22.2%
Total revenue	477,010	405,598	71,412	17.6%

Expense
Hotel operating expense
Room	90,541	77,640	12,901	16.6%
Food and beverage	33,823	29,948	3,875	12.9%
Management fees	16,800	13,910	2,890	20.8%
Other hotel expenses	140,083	123,332	16,751	13.6%
Total hotel operating expense	281,247	244,830	36,417	14.9%
Depreciation and amortization	63,321	65,099	(1,778)	(2.7)%
Property tax, insurance and other	31,327	25,052	6,275	25.0%
General and administrative	17,894	14,737	3,157	21.4%
Transaction and pursuit costs	2,344	2,814	(470)	(16.7)%
Total operating expense	396,133	352,532	43,601	12.4%
Operating income	80,877	53,066	27,811	52.4%
Other income	170	190	(20)	(10.5)%
Interest income	536	837	(301)	(36.0)%
Interest expense	(33,838)	(40,484)	6,646	(16.4)%
Loss on disposal	—	(634)	634	(100.0)%

Income from continuing operations before income taxes	47,745	12,975	34,770	(268.0)%

Income tax expense	(571)	(875)	304	(34.7)%
Income from continuing operations	47,174	12,100	35,074	289.9%

Income from discontinued operations	2,391	(2)	2,393

Net income	49,565	12,098	37,467	309.7%

Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	(155)	408	(563)	(138.0)%
Noncontrolling interest in common units of Operating Partnership	(407)	(134)	(273)	(203.7)%

Net income attributable to common shareholders	$49,003	$12,372	$36,631	296.1%

Revenue

Total revenue increased $71.4 million, or 17.6%, to $477.0 million for the six months ended June 30, 2013 from $405.6 million for the three months ended June 30, 2012. The increase was a result of $35.6 million in revenue attributable to non-comparable properties and a 9.5% increase in RevPAR at the comparable properties.

The following are the year-to-date key hotel operating statistics for hotels owned at June 30, 2013 and 2012, respectively:

	For the six months ended
	June 30,
	2013	2012	% Change
Number of properties (at end of period)	149	143	4.2%
Occupancy %	74.6%	72.3%	3.1%
ADR	$141.11	$130.78	7.9%
RevPAR	$105.28	$94.60	11.3%

Portfolio RevPAR increased to $105.28 from $94.60, an 11.3% increase.  RevPAR, excluding non-comparable properties, increased 9.5% and was driven by a 2.8% increase in occupancy and a 6.5% increase in ADR.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $62.5 million, or 17.7%, to $415.1 million for the six months ended June 30, 2013 from $352.6 million for the six months ended June 30, 2012.  This increase was a result of $30.6 million of room revenue from non-comparable properties and a 9.5% increase in RevPAR at the comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $6.4 million, or 15.4%, to $48.3 million for the six months ended June 30, 2013 from $41.9 million for the six months ended June 30, 2012. The increase includes $3.4 million in food and beverage revenue arising from non-comparable properties.  Food and beverage revenue for the remainder of the portfolio increased $3.0 million.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $2.5 million, or 22.2%, to $13.6 million for the six months ended June 30, 2013 from $11.1 million for the six months ended June 30, 2012.  This increase was primarily due to $1.7 million of other operating department revenue from non-comparable properties and a $0.6 million increase in parking revenue from comparable properties.

Hotel Operating Expense

Hotel operating expense increased $36.4 million, or 14.9%, to $281.2 million for the six months ended June 30, 2013 from $244.8 million for the six months ended June 30, 2012. This increase includes $21.9 million in hotel operating expense attributable to non-comparable properties. The remaining increase was primarily attributable to higher room expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense and other operating department costs were driven by higher occupancy at hotels not under renovation.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.8 million, or 2.7%, to $63.3 million for the six months ended June 30, 2013 from $65.1 million for the six months ended June 30, 2012. The decrease is a result of $3.1 million of accelerated depreciation of FF&E that underwent renovations during the six months ended June 30, 2012 but not in 2013 and FF&E at other hotels being fully depreciated during the periods.  Partially offsetting this was a $4.6 million increase in depreciation and amortization expense arising from non-comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $6.3 million, or 25.0%, to $31.3 million for the six months ended June 30, 2013 from $25.1 million for the six months ended June 30, 2012.  The increase includes $2.2 million in property tax, insurance and other expense attributable to non-comparable properties.  The remaining increase of $4.1 million is the net impact of increasing property tax assessments offset by favorable resolution of property tax appeals at the comparable properties.

General and Administrative

General and administrative expense increased $3.2 million, or 21.4%, to $17.9 million for the six months ended June 30, 2013 from $14.7 million for the six months ended June 30, 2012.  The increase in general and administrative expense is primarily attributable to an increase in amortization of restricted share awards of $3.1 million.

Transaction and Pursuit Costs

Transaction and pursuit costs decreased $0.5 million to $2.3 million for the six months ended June 30, 2013 from $2.8 million for the six months ended June 30, 2012.  There were five acquisitions during the six months ended June 30, 2013 resulting in transaction costs of $2.2 million compared to three during the six months ended June 30, 2012 resulting in transaction costs of $2.8 million.

Interest Expense

Interest expense decreased $6.6 million, or 16.4%, to $33.8 million for the six months ended June 30, 2013 from $40.5 million for the six months ended June 30, 2012.  The decrease in interest expense was the result of a decrease of $9.0 million of interest expense due to the $331.0 million of mortgage principal balances that were paid down, the expiration of unfavorable interest rate hedges resulting in a decrease in hedge related interest expense of $0.9 million, a $0.6 million decrease in mortgage interest expense due to decreases in principal balances as the result of mortgage amortization and a decrease in amortization of deferred financing fees of $0.5 million.  The offsetting increase was primarily due to interest incurred in 2013 on the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan of $0.1 million, $2.8 million and $1.5 million, respectively, that was not incurred in 2012.

Income Taxes

As part of our structure, we own taxable REIT subsidiaries (“TRSs”) that are subject to federal and state income taxes.  The effective tax rates were 303.43% and 4.99% for the six months ended June 30, 2013 and 2012, respectively. The increase in rate is primarily due to an increase in book income recorded at the TRS.  Our tax expense decreased $0.3 million to $0.6 million for the six months ended June 30, 2013 from $0.9 million for the six months ended June 30, 2012, primarily as a result of a reduction in state taxes paid at our Operating Partnership.

Income from Discontinued Operations

Income from discontinued operations increased $2.4 million to $2.4 million for the six months ended June 30, 2013.  Income from discontinued operations for the six months ended June 30, 2013 includes a $2.4 million gain on extinguishment of indebtedness from the SpringHill Suites Southfield, Michigan.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, such as hotel transaction and pursuit costs, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of business. We believe that Adjusted FFO provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and FFO, is beneficial to an investor’s understanding of our operating performance.

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income	$40,981	$19,019	$49,565	$12,098
Depreciation and amortization	31,910	31,428	63,321	65,099
Loss on disposal	—	634	—	634
Gain on extinguishment of indebtedness (1)	(2,425)	—	(2,425)	—
Noncontrolling interest in joint venture	(203)	38	(155)	408
Adjustments related to discontinued operations (2)	8	26	32	52
Adjustments related to joint venture (3)	(121)	(113)	(242)	(211)
FFO attributable to common shareholders	70,150	51,032	110,096	78,080
Transaction and pursuit costs	1,255	2,795	2,344	2,814
Amortization of share based compensation	3,334	1,754	6,348	3,213
Other expenses (4)	11	177	24	177
Adjusted FFO	$74,750	$55,758	$118,812	$84,284

(1)  Represents the gain on the transfer of title to the SpringHill Suites Southfield, Michigan hotel to the lenders pursuant to a deed in lieu of foreclosure.  The gain is included in Discontinued Operations.

(2)  Includes depreciation and amortization expense from discontinued operations.

(3)  Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(4)  Includes less than $0.1 million for the three and six months ended June 30, 2013 and $0.2 million for the three and six months ended June 30, 2012, respectively, of legal expenses outside the normal course of operations.

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

We further adjust EBITDA for certain additional items such as discontinued operations, hotel transaction and pursuit costs, the amortization of share-based compensation and certain other expenses that we consider outside the normal course of business. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDA, is beneficial to an investor’s understanding of our operating performance.

The following is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income	$40,981	$19,019	$49,565	$12,098
Depreciation and amortization	31,910	31,428	63,321	65,099
Interest expense, net (1)	16,868	20,363	33,825	40,462
Income tax expense	345	281	571	875
Noncontrolling interest in joint venture	(203)	38	(155)	408
Adjustments related to discontinued operations (2)	101	27	195	123
Adjustments related to joint venture (3)	(121)	(287)	(242)	(559)
EBITDA	89,881	70,869	147,080	118,506

Transaction and pursuit costs	1,255	2,795	2,344	2,814
Gain on extinguishment of indebtedness (4)	(2,425)	—	(2,425)	—
Loss on disposal	—	634	—	634
Amortization of share based compensation	3,334	1,754	6,348	3,213
Other expenses (5)	11	177	24	177
Adjusted EBITDA	$92,056	$76,229	$153,371	$125,344

(1)  Excludes amounts attributable to investment in loans of $0.2 million and $0.5 million for the three and six months ended June 30, 2013, respectively and $0.4 million and $0.8 million for the three and six months ended June 30, 2012, respectively.

(2)  Includes depreciation, amortization and interest expense from discontinued operations.

(3)  Includes depreciation, amortization and interest expense allocated to the noncontrolling interest in joint venture.

(4)  Represents the gain on the transfer of title to the SpringHill Suites Southfield, Michigan hotel to the lenders pursuant to a deed in lieu of foreclosure.  The gain is included in Discontinued Operations.

(5)  Includes less than $0.1 million for the three and six months ended June 30, 2013 and $0.2 million for the three and six months ended June 30, 2012, respectively, of legal expenses outside the normal course of operations.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our unsecured revolving credit facility and proceeds from our recent underwritten public offering of common shares.  On March 25, 2013, the Company completed an offering of 15,870,000 common shares generating gross proceeds of approximately $342.8 million and proceeds, net of underwriter’ discounts and other offering costs, of approximately $327.5 million.

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

The credit agreements for these loans require that a group of no less than 20 of our hotel properties remain unencumbered by outstanding indebtedness.  The credit agreements contain certain financial covenants relating to our maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists we are not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of June 30, 2013, we were in compliance with all financial covenants.

We incurred $5.2 million in fees related to the credit agreements that were deferred and are being amortized over the term of the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan, respectively.

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

Under the terms of the credit agreement for the Revolver, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on our behalf by the lenders holding the unsecured revolving credit facility.  We will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit would reduce the available borrowings on the unsecured revolving credit facility by a corresponding amount.  No standby letters of credit were outstanding at June 30, 2013. We also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans would reduce the available borrowings on the credit facility by a corresponding amount.  No swingline loans were outstanding at June 30, 2013.

For the three and six months ended June 30, 2013, we incurred an unused commitment fee on the Revolver of approximately $0.3 million and $0.5 million, respectively.  At June 30, 2013, outstanding borrowings on the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan were zero, $275.0 million and $125.0 million, respectively.  For the three months ended June 30, 2013, interest expense incurred on the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan was zero, $1.4 million and $0.8 million, respectively.  For the six months ended June 30, 2013, interest expense incurred on the Revolver, the Five-Year Term Loan and the Seven-Year Term Loan was $0.1 million, $2.8 million and $1.5 million, respectively.

We incurred interest expense on the prior credit facility for the three and six months ended June 30, 2012 of approximately $0.6 million and $0.6 million, respectively.  For the three and six months ended June 30, 2012, we incurred an unused commitment fee of approximately $0.2 million and $0.5 million, respectively.  There were $85.0 million of borrowings outstanding at June 30, 2012.

Sources and Uses of Cash

As of June 30, 2013, we had $262.9 million of cash and cash equivalents compared to $115.9 million at December 31, 2012.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $99.7 million for the six months ended June 30, 2013. Net income of $49.6 million included significant non-cash expenses, including $63.4 million of depreciation and amortization, $1.6 million of amortization of deferred financing costs, $0.5 million of amortization of deferred management fees, and $6.3 million of amortization of share based compensation, partially offset by $2.4 million of gain on extinguishment of indebtedness and $0.2 million of deferred income taxes. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our properties resulted in net cash outflow of $19.1 million.

Net cash flow provided by operating activities totaled $58.2 million for the six months ended June 30, 2012. Net income of $12.1 million was partially offset by significant non-cash expenses, including $65.2 million of depreciation and amortization, $2.1 million of amortization of deferred financing costs, $0.5 million of amortization of deferred management fees, $0.6 million loss on disposal and $3.2 million of amortization of share based compensation. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $25.5 million.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $207.8 million for six months ended June 30, 2013 primarily due to $184.2 million used for the purchase of five properties, $26.0 million in routine capital improvements and additions to hotels and other properties and the net funding of $0.3 million of restricted cash reserves, offset by the application of $2.7 million of purchase deposits.

Net cash flow used in investing activities totaled $254.6 million for six months ended June 30, 2012 primarily due to $182.7 million used for the purchase of three hotels, $15.1 million for a major redevelopment project, $61.9 million in routine capital improvements and additions to hotels and other properties, $0.2 million of additions to property and equipment, offset by the net release of restricted cash reserves of $5.2 million.

Cash flows from Financing Activities

Net cash flow provided by financing activities totaled $255.0 million for six months ended June 30, 2013 primarily due to $327.5 million provided from the issuance and sale of common shares and $83.0 million in borrowings on the Revolver.  This was offset by $99.0 million of repayments on the Revolver, $7.3 million in payments of mortgage principal, $1.8 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan and $47.4 million of distributions on common shares and OP units.

Net cash flow provided by financing activities totaled $41.8 million for six months ended June 30, 2012 primarily due to $85.0 million of borrowings under the credit facility and $85.0 million of proceeds from mortgage loans. This was offset by $91.5 million of mortgage loan repayments, $1.1 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan, $33.8 million of distributions on common shares and OP units and $1.8 million paid for deferred financing fees.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 1.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2013, approximately $47.4 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2013, we had approximately $627.0 million of total variable debt outstanding (or 45.3% of total indebtedness) with a weighted average interest rate of 2.68% per annum.  If market rates of interest on our variable rate debt outstanding as of

June 30, 2013 were to increase by 1.00%, or 100 basis points, interest expense would  decrease future earnings and cash flows by approximately $5.7 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2013, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt	$—	$185,822	$572,736	$—	$—	$—	$758,558
Weighted average interest rate	—	5.56%	6.29%	—	—	—	6.11%
Variable rate debt	$142,000	$—	$85,000	$275,000	$—	$125,000	$627,000
Weighted average interest rate	4.18%	—	2.54%	2.04%	—	2.44%	2.68%
Total	$142,000	$185,822	$657,736	$275,000	$—	$125,000	$1,385,558

The foregoing table reflects indebtedness outstanding as of June 30, 2013 and does not consider indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our combined consolidated financial statements.  If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. As of June 30, 2013, the estimated fair value of our fixed rate debt was $735.6 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Item 4.                     Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2013 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the six months ended June 30, 2013, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan.

The following table summarizes all of these repurchases during the six months ended June 30, 2013:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2013 through January 31, 2013	—		—	N/A	N/A
February 1, 2012 through February 28, 2013	24,545	(1)	$21.00	—	N/A
March 1, 2013 through March 31, 2013	9,794	(1)	$21.63	—	N/A
April 1, 2013 through April 30, 2013	—		—	N/A	N/A
May 1, 2013 through May 31, 2013	33,948	(1)	$23.55	—	N/A
June 1, 2013 through June 30, 2013	10,341	(1)	$23.18	—	N/A
Total	78,628

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

RLJ LODGING TRUST

Dated: August 7, 2013	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr.
President, Chief Executive Officer and Trustee

Dated: August 7, 2013	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: August 7, 2013	/s/ CHRISTOPHER A. GORMSEN
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