Form 10-Q
period 2013-09-30
RLJ Lodging Trust
filed 2013-11-07
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
As of October 31, 2013, 122,687,139 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.
RLJ Lodging Trust
Combined Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Investment in hotel and other properties, net	$3,212,289	$3,073,483
Investment in loans	7,592	12,426
Cash and cash equivalents	343,526	115,861
Restricted cash reserves	53,802	64,787
Hotel and other receivables, net of allowance of $233 and $194, respectively	32,629	22,738
Deferred financing costs, net	12,283	11,131
Deferred income tax asset	2,488	2,206
Purchase deposits	7,996	9,910
Prepaid expense and other assets	33,050	33,843
Total assets	$3,705,655	$3,346,385
Liabilities and Equity
Borrowings under revolving credit facility	$—	$16,000
Mortgage loans	561,256	997,651
Term loans	850,000	400,000
Accounts payable and accrued expense	108,201	87,575
Deferred income tax liability	4,030	4,064
Advance deposits and deferred revenue	12,542	8,508
Accrued interest	2,514	2,284
Distributions payable	26,308	22,392
Total liabilities	1,564,851	1,538,474

Commitments and Contingencies (Note 11)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 122,687,633 and 106,565,516 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	1,227	1,066
Additional paid-in-capital	2,175,749	1,841,449
Accumulated other comprehensive loss	(11,429)	—
Distributions in excess of net earnings	(43,291)	(52,681)
Total shareholders’ equity	2,122,256	1,789,834
Noncontrolling interest
Noncontrolling interest in joint venture	7,087	6,766
Noncontrolling interest in Operating Partnership	11,461	11,311
Total noncontrolling interest	18,548	18,077
Total equity	2,140,804	1,807,911
Total liabilities and equity	$3,705,655	$3,346,385

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust
Combined Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenue
Operating revenue
Room revenue	$221,597	$196,642	$635,975	$548,539
Food and beverage revenue	22,907	21,345	71,206	63,231
Other operating department revenue	7,891	6,263	21,450	17,360
Total revenue	252,395	224,250	728,631	629,130
Expense
Operating expense
Room expense	49,497	43,299	139,858	120,755
Food and beverage expense	16,629	15,135	50,406	45,045
Management fee expense	8,783	7,877	25,554	21,760
Other operating expense	74,631	67,098	214,330	190,091
Total property operating expense	149,540	133,409	430,148	377,651
Depreciation and amortization	31,575	30,737	94,819	95,681
Impairment loss	—	896	—	896
Property tax, insurance and other	16,651	14,175	47,929	39,180
General and administrative	8,969	8,101	26,861	22,809
Transaction and pursuit costs	478	326	2,822	3,140
Total operating expense	207,213	187,644	602,579	539,357
Operating income	45,182	36,606	126,052	89,773
Other income	164	68	334	258
Interest income	241	416	777	1,253
Interest expense	(16,511)	(20,723)	(50,171)	(61,029)
Loss on disposal	—	—	—	(634)
Gain on foreclosure	4,831	—	4,831	—
Income from continuing operations before income tax expense	33,907	16,367	81,823	29,621
Income tax expense	(181)	(339)	(752)	(1,214)
Income from continuing operations	33,726	16,028	81,071	28,407
Income (loss) from discontinued operations	3,202	(727)	5,426	(1,008)
Net income	36,928	15,301	86,497	27,399
Net (income) loss attributable to non-controlling interests
Noncontrolling interest in consolidated joint venture	(166)	44	(321)	452
Noncontrolling interest in common units of Operating Partnership	(293)	(149)	(700)	(283)
Net income attributable to common shareholders	$36,469	$15,196	$85,476	$27,568

Basic per common share data:
Net income per share attributable to common shareholders before discontinued operations	$0.27	$0.15	$0.68	$0.27
Discontinued operations	0.03	(0.01)	0.05	(0.01)
Net income per share attributable to common shareholders	$0.30	$0.14	$0.73	$0.26
Weighted-average number of common shares	121,594,219	105,453,978	116,697,417	105,392,071

Diluted per common share data:
Net income per share attributable to common shareholders before discontinued operations	$0.27	$0.15	$0.67	$0.27
Discontinued operations	0.03	(0.01)	0.05	(0.01)
Net income per share attributable to common shareholders	$0.30	$0.14	$0.72	$0.26
Weighted-average number of common shares	122,750,121	105,509,104	117,797,670	105,446,211

Amounts attributable to the Company’s common shareholders:
Income from continuing operations	$33,290	$15,917	$80,089	$28,568
Income (loss) from discontinued operations	3,179	(721)	5,387	(1,000)
Net income	$36,469	$15,196	$85,476	$27,568

Comprehensive income
Net income attributable to the Company	$36,469	$15,196	$85,476	$27,568
Unrealized (loss) gain on interest rate derivatives	(15,956)	389	(11,429)	764
Comprehensive income attributable to the Company	$20,513	$15,585	$74,047	$28,332

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust
Combined Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2012	106,565,516	$1,066	$1,841,449	$(52,681)	$—	$11,311	$6,766	$18,077	$1,807,911
Net income	—	—	—	85,476	—	700	321	1,021	86,497
Unrealized loss on interest rate derivative	—	—	—	—	(11,429)	—	—	—	(11,429)
Proceeds from sale of common stock, net	15,870,000	159	327,386	—	—	—		—	327,545
Issuance of restricted stock	377,830	3	(3)	—	—	—	—	—	—
Amortization of share based compensation	—	—	9,691	—	—	—	—	—	9,691
Share grants to trustees	4,202	—	96	—	—	—	—	—	96
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(125,698)	(1)	(2,870)	—	—	—	—	—	(2,871)
Forfeiture of restricted stock	(4,217)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(76,086)	—	(550)	—	(550)	(76,636)
Balance at September 30, 2013	122,687,633	$1,227	$2,175,749	$(43,291)	$(11,429)	$11,461	$7,087	$18,548	$2,140,804

The accompanying notes are an integral part of these combined consolidated financial statements.

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2011	106,279,049	$1,063	$1,835,011	$(18,960)	$(1,782)	$11,486	$7,170	$18,656	$1,833,988
Net income (loss)	—	—	—	27,568	—	283	(452)	(169)	27,399
Unrealized gain on interest rate derivative	—	—	—	—	764	—	—	—	764
Issuance of restricted stock	436,646	4	(4)	—	—	—	—	—	—
Amortization of share based compensation	—	—	5,763	—	—	—	—	—	5,763
Share grants to trustees	6,466	—	120	—	—	—	—	—	120
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(94,918)	—	(1,695)	—	—	—	—	—	(1,695)
Forfeiture of restricted stock	(26,878)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(52,944)	—	(442)	—	(442)	(53,386)
Balance at September 30, 2012	106,600,365	$1,067	$1,839,195	$(44,336)	$(1,018)	$11,327	$6,718	$18,045	$1,812,953

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust
Combined Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$86,497	$27,399
Adjustments to reconcile net income to cash flow provided by operating activities:
Gain on extinguishment of indebtedness	(5,702)	—
Gain on foreclosure	(4,831)	—
Depreciation and amortization	94,940	95,962
Amortization of deferred financing costs	3,487	3,167
Amortization of deferred management fees	882	750
Impairment loss	—	896
Loss on disposal	—	634
Share grants to trustees	96	120
Amortization of share based compensation	9,691	5,763
Deferred income taxes	(316)	(346)
Changes in assets and liabilities:
Hotel and other receivables, net	(9,183)	(9,172)
Prepaid expense and other assets	(273)	(436)
Accounts payable and accrued expense	5,978	(6,721)
Advance deposits and deferred revenue	3,721	5,376
Accrued interest	230	282
Net cash flow provided by operating activities	185,217	123,674
Cash flows from investing activities:
Acquisition of hotel and other properties, net of cash acquired	(184,165)	(182,690)
Purchase deposits	1,914	—
Proceeds from principal payments on investment in loans	103	153
Improvements and additions to hotel and other properties	(41,717)	(98,236)
Additions to property and equipment	(137)	(257)
Releases from restricted cash reserves, net	10,985	19,013
Net cash flow used in investing activities	(213,017)	(262,017)
Cash flows from financing activities:
Borrowings under revolving credit facility	205,500	85,000
Repayments under revolving credit facility	(221,500)	—
Borrowings on term loans	450,000	—
Proceeds from mortgage loans	150,000	85,000
Payment of mortgage principal	(575,850)	(94,768)
Repurchase of common shares	(2,871)	(1,695)
Distributions on common shares	(72,170)	(51,132)
Distributions on Operating Partnership units	(550)	(428)
Payment of deferred financing costs	(4,639)	(1,763)
Proceeds from issuance of common shares	327,545	—
Net cash flow provided by financing activities	255,465	20,214
Net change in cash and cash equivalents	227,665	(118,129)
Cash and cash equivalents, beginning of period	115,861	310,231
Cash and cash equivalents, end of period	$343,526	$192,102
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

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As of September 30, 2013, there were 123,581,633 units of limited partnership interest in the Operating Partnership (“OP units”) outstanding and the Company owned, through a combination of direct and indirect interests, 99.3% of the outstanding OP units.

As of September 30, 2013, the Company owned 149 properties, comprised of 147 hotels with approximately 22,300 rooms and two planned hotel conversions, located in 22 states and the District of Columbia, interests in land parcels located adjacent to certain hotels and an interest in one mortgage loan secured by a hotel.  The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its properties, with the exception of the DoubleTree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 95% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to the DoubleTree Metropolitan hotel. An independent operator manages each property.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited combined consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  The accompanying unaudited financial statements include adjustments based on management’s estimates (consisting of normal recurring adjustments), which the Company considers necessary for the fair statement of the combined consolidated balance sheets, statements of operations and comprehensive income, statements of changes in equity and statements of cash flows for the periods presented. The unaudited combined consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on February 28, 2013.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of actual operating results for the entire year.

The unaudited combined consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries, including a consolidated joint venture.  All significant intercompany balances have been eliminated in consolidation.

Reporting Periods

As of September 30, 2013, the Company owned five hotels that were managed by affiliates of Marriott International (“Marriott”).  Beginning January 1, 2013, the Company’s hotels managed by Marriott were accounted for on a calendar year basis.  Prior to January 1, 2013, the Company’s hotels managed by Marriott were accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. The Company’s results for the three and nine months ended September 30, 2012 include the results of operations for the Company’s Marriott-managed hotels for the 36-week period ended September 7, 2012.

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

Revenue Recognition

The Company’s revenue comprises hotel operating revenue, such as room revenue, food and beverage revenue and revenue from other hotel operating departments (such as telephone, parking and business centers). These revenues are recorded net of any sales and occupancy taxes collected from guests. All rebates or discounts are recorded as a reduction in revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotels. All revenues are recorded on an accrual basis as earned. Appropriate allowances are made for doubtful accounts and are recorded as bad debt expenses. The allowances are calculated as a percentage of aged accounts receivable.  Cash received prior to guest arrival is recorded as an advance from the guest and recognized as revenue at the time of occupancy.

Incentive payments received pursuant to entry into management agreements are deferred and amortized into income over the life of the respective agreements.  In May 2012, the Company received an incentive payment of $4.0 million related to purchasing a hotel and entering into a franchise agreement, which is being recognized over the remaining term of the franchise agreement.  As of September 30, 2013, there was approximately $3.8 million remaining to be recognized.

Investment in Hotel and Other Properties

The Company’s acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment (“FF&E”), and inventory. The Company may also acquire intangibles related to in-place leases, management agreements and franchise agreements when properties are acquired.  The Company allocates the purchase price among the assets acquired and liabilities assumed based on their respective fair values. Transaction costs are expensed for acquisitions that are considered business combinations and capitalized for asset acquisitions.

The Company’s investments in hotels and other properties are carried at cost and are depreciated using the straight-line method over estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Intangibles arising from acquisitions are amortized using the straight-line method over the non-cancelable portion of the term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements are capitalized. Upon the sale or disposition of a property, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in discontinued operations.

The Company considers each individual property to be an identifiable component of its business.  In accordance with the guidance on impairment or disposal of long-lived assets, the Company does not consider a property as “held for sale” until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met.  Once a property is designated as held for sale, the operations for that property are included in discontinued operations.  The Company does not depreciate properties so long as they are classified as held for sale.  Upon designation of a property as being held for sale and quarterly thereafter, the Company reviews the realizability of the carrying value, less cost to sell, in accordance with the guidance.  Any such adjustment in the carrying value of a property classified as held for sale is reflected in discontinued operations, as an impairment charge.

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

Franchise Agreements

As of September 30, 2013, 142 of the Company’s hotel properties were operated under franchise agreements with terms ranging from 10 to 30 years. The franchise agreements for these hotels allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of between 2.0% and 3.0% of food and beverage revenues.  Franchise fees are included in other hotel operating expenses in the accompanying combined consolidated financial statements.

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

Share-based Compensation

From time to time, the Company may issue share-based awards under the 2011 Equity Incentive Plan (the “2011 Plan”), as compensation to officers, employees and non-employee trustees (see Note 12). The vesting of awards issued to officers and employees is based on either continued employment (time-based) or based on the relative total shareholder returns of the Company and continued employment (performance-based), as determined by the Board of Trustees at the date of grant. The Company recognizes, for time-based awards, compensation expense for non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.  The Company recognizes, for performance-based awards, compensation expense over the requisite service period for each award, based on the fair market value of the shares on the date of grant, as determined using a Monte Carlo simulation, adjusted for forfeitures.

3.              Acquisition of Hotel and Other Properties

During the nine months ended September 30, 2013, the Company acquired the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in millions)	% Interest
Courtyard Houston Downtown	Houston, TX	March 19, 2013	White Lodging Services	191	$34.3	100%
Residence Inn Houston Downtown	Houston, TX	March 19, 2013	White Lodging Services	171	29.4	100%
Humble Tower Apartments (1)	Houston, TX	March 19, 2013	The Sterling Group	82	15.6	100%
Courtyard Waikiki Beach	Honolulu, HI	June 17, 2013	Highgate Hotels	399	75.3	100%
Vantaggio Suites Cosmo (2)	San Francisco, CA	June 21, 2013	n/a	150	29.4	100%
Residence Inn Atlanta Midtown/Historic (3)	Atlanta, GA	August 6, 2013	n/a	78	4.7	100%
				1,071	$188.7

1.	Conversion to a 166-room SpringHill Suites expected to be complete by mid-2015.

2.	The property is not currently open for operations. Conversion to a 150-room Courtyard expected to be complete by late 2014.

3.	The Company was the successful bidder at a foreclosure sale of the property collateralizing a non-performing loan (see Note 6).
The property was operating at the time of the acquisition and was subsequently closed for a major renovation, which is expected to be complete in the third quarter of 2014.

During the nine months ended September 30, 2012, the Company acquired the following properties:

Hotel	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in millions)	% Interest
Residence Inn Bethesda	Bethesda, MD	May 29, 2012	Marriott International	187	$64.5	100%
Courtyard New York Manhattan/Upper East Side	New York, NY	May 30, 2012	Highgate Hotels	226	82.0	100%
Hilton Garden Inn San Francisco/Oakland Bay Bridge	Emeryville, CA	June 11, 2012	Davidson Hotels & Resorts	278	36.2	100%
				691	$182.7

The allocation of purchase price for the properties acquired was as follows (in thousands):

	For the three months ended September 30,
	2013	2012
Land and land improvements	$24,132	$40,711
Buildings and improvements	169,070	135,727
Furniture, fixtures and equipment	3,151	6,220
Lease intangibles	342	—
Management agreement intangibles	(3,695)	—
	193,000	182,658
Bargain purchase gain	(4,269)	—
Total Purchase Price	$188,731	$182,658

The allocation of the purchase price for the Courtyard Waikiki Beach is preliminary due to certain market information not yet being available.  See Note 15 for detail of other assets acquired and liabilities assumed in conjunction with the Company’s acquisitions.

For the properties acquired during the nine months ended September 30, 2013 and 2012, respectively, total revenues and net income (loss) from the date of acquisition through September 30, 2013 and 2012, respectively, are included in the accompanying combined consolidated statements of operations as follows (in thousands):

	2013 acquisitions
	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Revenue	$11,179	$17,741
Net income	$2,056	$1,488

	2012 acquisitions
	For the three months ended September 30, 2012	For the nine months ended September 30, 2012
Revenue	$11,279	$14,301
Net income (loss)	$2,005	$(408)

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

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenue	$252,679	$238,788	$745,618	$687,496
Net income	$33,607	$20,228	$85,906	$42,137
Net income per share attributable to common shareholders - basic	$0.28	$0.19	$0.74	$0.40
Net income per share attributable to common shareholders - diluted	$0.27	$0.19	$0.73	$0.40
Weighted average number of shares outstanding - basic	121,594,219	105,453,978	116,697,417	105,392,071
Weighted average number of shares outstanding - diluted	122,750,121	105,509,104	117,797,670	105,446,211

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

In November 2011, the Company elected to cease the subsidization of debt service on the mortgage loan secured by the Courtyard Goshen, Indiana.  In December 2011, the Company received notice of an event of default for failure to make the required monthly payments. In May 2012, a receiver took control of the property for the benefit of the lender of the mortgage loan. On August 28, 2013, the property was sold at a foreclosure auction and was purchased by an affiliate of the lender. The Company removed the hotel’s net assets and liabilities in its combined consolidated balance sheet in August 2013 and recorded a gain on extinguishment of indebtedness of approximately $3.3 million to discontinued operations at that time.

In February 2013, the Goshen lender filed suit against the Company claiming amounts due from the Company in its capacity as a guarantor of certain borrower obligations and has continued to pursue this claim following the sale of the property.  The Company disputes that any amounts are owed to the lender under the guaranty and is defending itself against this claim.

Operating results of discontinued operations were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Operating revenue	$398	$967	$1,978	$2,537
Operating expense	(442)	(797)	(1,882)	(2,399)
Operating (loss) income	(44)	170	96	138
Interest expense	(31)	(897)	(372)	(1,146)
Loss from discontinued operations before gain on sale	(75)	(727)	(276)	(1,008)
Gain on extinguishment of indebtedness	3,277	—	5,702	—
Net income (loss) from discontinued operations	$3,202	$(727)	$5,426	$(1,008)

5.              Investment in Hotel and Other Properties

Investment in hotel and other properties as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Land and land improvements	$587,348	$563,524
Buildings and improvements	2,834,524	2,655,086
Furniture, fixtures and equipment	465,070	438,807
Intangibles	2,199	1,857
	3,889,141	3,659,274
Accumulated depreciation and amortization	(676,852)	(585,791)
Investment in hotel and other properties, net	$3,212,289	$3,073,483

For the three and nine months ended September 30, 2013, depreciation and amortization expense related to investment in hotel and other properties was approximately $31.5 million and $94.5 million (excluding discontinued operations), respectively. For the three and nine months ended September 30, 2012, depreciation and amortization expense related to investment in hotel and other properties was approximately $30.7 million and $95.4 million (excluding discontinued operations), respectively.

Impairment

The Company determined that there was no impairment of any assets for the three and nine months ended September 30, 2013.

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

6.               Investment in Loans

On November 3, 2009, the Company purchased a mortgage loan collateralized by the Residence Inn Atlanta Midtown/Historic for a total purchase price of $5.0 million. The acquired loan was of deteriorated credit quality at the date of the Company's acquisition of the loan, and therefore the amounts paid for the loan reflected the Company's determination that it was probable the Company would be unable to collect all amounts due pursuant to the loan's contractual terms. The borrower defaulted on the loan in February 2013. On August 6, 2013, the Company was a successful bidder at a foreclosure sale of the property collateralizing the non-performing loan for a purchase price of $4.7 million, which was equal to the Company's basis in the mortgage loan. The Company recorded a gain of $4.3 million related to the property acquired and a gain of $0.5 million related to other assets acquired and liabilities assumed for a total gain on foreclosure of $4.8 million.

7.              Debt

Revolving Credit Facility and Term Loans

The Company entered into a credit agreement on November 20, 2012 that provides for (i) an unsecured revolving credit facility of up to $300.0 million with a scheduled maturity date of November 20, 2016 with a one-year extension option (the “Revolver”), and (ii) an unsecured term loan of $275.0 million with a scheduled maturity date of November 20, 2017 (the “2012 Five-Year Term Loan”).   The credit agreement amends and restates in its entirety the Company’s prior unsecured revolving credit facility, which was originally entered into as of June 20, 2011.  In addition, on November 20, 2012 the Company also entered into an unsecured term loan of $125.0 million with a scheduled maturity date of November 20, 2019 (the “Seven-Year Term Loan”). On August 27, 2013, the Company amended the Seven-Year Term Loan to increase the borrowings on the Seven-Year Term Loan to $225.0 million.

The Company also entered into an unsecured $350.0 million term loan on August 27, 2013 with a scheduled maturity date of August 27, 2018 (the "2013 Five-Year Term Loan", and collectively with the 2012 Five-Year Term Loan and the Seven-Year Term Loan, the "Term Loans").

The credit agreements for these loans require that a group of no less than 20 of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The credit agreements contain certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of September 30, 2013, the Company was in compliance with all financial covenants.

The Company incurred $8.0 million in fees related to the Revolver and Term Loans that were deferred and are being amortized over their respective terms.

Borrowings under the Revolver and Term Loans bear interest at variable rates equal to the London InterBank Offered Rate (“LIBOR”) plus an applicable margin.  The margin ranges from 1.65% to 3.00%, depending on the Company’s leverage ratio, as calculated under the terms of each facility.  The Company incurs an unused facility fee on the Revolver of between 0.25% and 0.35%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of outstanding borrowings. The unused facility fee for the three and nine months ended September 30, 2013 was $0.3 million and $0.8 million, respectively.

Under the terms of the credit agreement for the Revolver, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the Revolver.  The Company will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit would reduce the available borrowings on the Revolver by a corresponding amount.  No standby letters of credit were outstanding at September 30, 2013. The Company also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans reduce the available borrowings under the Revolver by a corresponding amount.  No swingline loans were outstanding at September 30, 2013.

As of and for the three and nine months ended September 30, 2013, details of the Revolver and Term Loans are as follows (in thousands):

	Outstanding borrowings at	Interest rate at	Interest expense for the
	September 30, 2013	September 30, 2013 (1)	three months ended September 30, 2013	nine months ended September 30, 2013
Revolver (2)	$—	n/a	$268	$885
2012 Five-Year Term Loan	275,000	1.88%	1,329	4,137
Seven-Year Term Loan (3)	225,000	4.04%	1,073	2,596
2013 Five-Year Term Loan (4)	350,000	3.25%	914	914
Total	$850,000		$3,584	$8,532

1.	Interest rate at September 30, 2013 gives effect to interest rate hedges and LIBOR floors, as applicable.

2.	Includes the unused facility fee of $0.3 million and $0.8 million for the three and nine months ended September 30, 2013, respectively.

3.	Includes interest expense related to an interest rate hedge of $0.2 million for both the three and nine months ended September 30, 2013.

4.	Includes interest expense related to an interest rate hedge of $0.3 million for both the three and nine months ended September 30, 2013.

Prior Credit Facility

The Company entered into an unsecured revolving credit facility on June 20, 2011, that provided for maximum borrowings of up to $300.0 million.  The credit facility required that a group of no less than 15 of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The credit facility contained certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default existed, the Company was not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of September 30, 2012, the Company was in compliance with all financial covenants.   On November 20, 2012, the unsecured revolving credit facility agreement was amended and restated in its entirety with the Revolver and 2012 Five-Year Term Loan as discussed above.

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

Mortgage Loans

As of September 30, 2013 and December 31, 2012, the Company was subject to the following mortgage loans (in thousands):

						Principal balance at,
Lender	Number of assets encumbered	Interest rate at September 30, 2013 (1)		Maturity Date		September 30, 2013	December 31, 2012
Wells Fargo	1	4.60%	(2)	Oct 2014	(3)	$68,500	$68,500
Wells Fargo	1	3.78%	(2)	Oct 2014	(3)	17,500	17,500
Wells Fargo	1	3.78%	(2)	Oct 2014	(3)	21,000	21,000
Wells Fargo	1	3.78%	(2)	Oct 2014	(3)	11,000	11,000
Wells Fargo	1	3.78%	(2)	Oct 2014	(3)	24,000	24,000
Capmark Financial Group	1	6.12%		April 2015		4,102	4,202
Capmark Financial Group	1	5.55%		May 2015		11,013	11,298
Capmark Financial Group	1	5.55%		June 2015		4,777	4,901
Barclay's Bank	1	5.55%		June 2015		2,497	2,561
Barclay's Bank	1	5.55%		June 2015		4,098	4,203
Barclay's Bank	1	5.55%		June 2015		9,552	9,798
Barclay's Bank	1	5.55%		June 2015		8,526	8,745
Barclay's Bank	1	5.55%		June 2015		7,644	7,839
Barclay's Bank	1	5.60%		June 2015		5,301	5,434
Barclay's Bank	1	5.60%		June 2015		8,212	8,422
Barclay's Bank	1	5.55%		June 2015		5,006	5,134
Barclay's Bank	1	5.55%		June 2015		33,189	34,042
Barclay's Bank	1	5.60%		June 2015		6,305	6,466
Barclay's Bank	1	5.55%		June 2015		5,617	5,762
Barclay's Bank	1	5.55%		June 2015		6,455	6,621
Barclay's Bank	1	5.60%		June 2015		8,226	8,437
Barclay's Bank	1	5.55%		June 2015		6,450	6,614
Barclay's Bank	1	5.55%		June 2015		7,099	7,280
Barclay's Bank	1	5.55%		June 2015		6,455	6,621
Barclay's Bank	1	5.55%		June 2015		7,368	7,558
Barclay's Bank	1	5.55%		June 2015		9,247	9,484
Capmark Financial Group	1	5.50%		July 2015		6,506	6,673
Barclay's Bank	1	5.44%		Sept 2015		10,611	10,883
PNC Bank (4)	7	2.53%	(2)	May 2016	(5)	85,000	85,000
Wells Fargo (6)	2	4.19%	(2)	Sept 2016	(7)	82,000	—
Wells Fargo	1	4.19%	(2)	Sept 2016	(7)	33,000	—
Wells Fargo	1	4.19%	(2)	Sept 2016	(7)	35,000	—
Merrill Lynch				July 2016	(8)	—	9,180
Merrill Lynch				July 2016	(8)	—	7,684
Merrill Lynch				July 2016	(8)	—	9,194
Wachovia Securities				July 2016	(8)	—	487,296
Wachovia Securities				July 2016	(8)	—	6,582
Wells Fargo / Morgan Stanley				July 2016	(8)	—	34,823
Wells Fargo / Morgan Stanley				July 2016	(8)	—	6,753
Wells Fargo / Morgan Stanley				July 2016	(8)	—	9,616
Merrill Lynch				July 2016	(9)	—	5,531
VFC Partners 20 LLC				Sept 2016	(10)	—	5,014
	39					$561,256	$997,651

1.	Interest rate at September 30, 2013 gives effect to interest rate hedges and LIBOR floors, as applicable.

2.	Requires payments of interest only until the commencement of the extension period(s).

3.	Maturity date may be extended for up to two additional one-year terms at the Company’s option.

4.	The seven hotels encumbered by the PNC Bank loan are cross-collateralized.

5.	Maturity date may be extended for one one-year term at the Company’s option.

6.	The two hotels encumbered by the Wells Fargo loan are cross-collateralized.

7.	Maturity date may be extended for four one-year terms at the Company’s option.

8.	The loans were paid off in August 2013 in conjunction with the amendment to the Company's Seven-Year Term Loan and entering into the 2013 Five-Year Term Loan.

9.	Loan was extinguished in August 2013 in conjunction with the foreclosure of the collateral.

10.	Loan was extinguished in May 2013 in conjunction with the transfer of title pursuant to a deed in lieu of foreclosure arrangement.

Some mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these covenants at September 30, 2013 and December 31, 2012.

8.              Derivatives and Hedging

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

At September 30, 2013, the fair value of interest rate swap assets of $2.8 million was included in prepaid expenses and other assets in the accompanying combined consolidated balance sheets.  At September 30, 2013 and December 31, 2012, the aggregate fair value of interest rate swap liabilities of $14.2 million and $0.5 million, respectively, was included in accounts payable and accrued expenses in the accompanying combined consolidated balance sheets.

As of September 30, 2013 and December 31, 2012, the Company had entered into the following interest rate swaps and caps (in thousands):

	Notional value at				Fair value at
Hedge type	September 30, 2013	December 31, 2012	Hedge interest rate	Maturity	September 30, 2013	December 31, 2012
Swap-cash flow (1)	$40,000	$40,000	1.00%	10/6/2013	$(31)	$(265)
Swap-cash flow (1)	31,000	31,000	1.00%	10/6/2013	(24)	(205)
Interest rate cap (1)	—	60,000	1.00%	6/29/2013	—	—
Swap-cash flow (2)	275,000	—	1.12%	11/20/2017	2,765	—
Swap-cash flow (2)	175,000	—	1.56%	3/6/2018	(2,792)	—
Swap-cash flow (2)	175,000	—	1.64%	3/6/2018	(3,362)	—
Swap-cash flow (2)	16,500	—	1.83%	9/15/2018	(354)	—
Swap-cash flow (2)	16,500	—	1.75%	9/15/2018	(294)	—
Swap-cash flow (2)	40,500	—	1.83%	9/15/2018	(869)	—
Swap-cash flow (2)	41,500	—	1.75%	9/15/2018	(740)	—
Swap-cash flow (2)	18,000	—	1.83%	9/15/2018	(386)	—
Swap-cash flow (2)	17,000	—	1.75%	9/15/2018	(303)	—
Swap-cash flow (2)	125,000	—	2.02%	3/6/2019	(3,054)	—
Swap-cash flow (2)	100,000	—	1.94%	3/6/2019	(2,040)	—
	$1,071,000	$131,000			$(11,484)	$(470)

1.	Not designated as a cash flow hedge

2.	Designated as a cash flow hedge

As of September 30, 2013 and December 31, 2012, there was approximately $11.4 million and zero, respectively, in unrealized losses included in accumulated other comprehensive income related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on designated hedges during the three and nine month periods ended September 30, 2013 and 2012.

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

Fair Value of Financial Instruments

The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methods.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.  The Company used the following market assumptions and/or estimation methods:

•
Cash and cash equivalents, hotel and other receivables, accounts payable and accrued expenses - The carrying amounts reported in the combined consolidated balance sheet for these financial instruments approximate fair value because of their short maturities.

•
Investment in collateralized loans - Fair value is determined by obtaining a third-party appraisal or discounting the future contractual cash flows to the present value using a current market interest rate. The market rate is determined by giving consideration to one or both of the following criteria, as appropriate: (1) interest rates for loans of comparable quality and maturity, and (2) the value of the underlying collateral. The fair values of the Company’s investment in collateralized loans are generally classified within Level 3 of the valuation hierarchy.  The fair value at September 30, 2013 and December 31, 2012 was $13.1 million and $23.0 million, respectively.

•
Variable rate mortgage notes payable and borrowings under the Revolver and Term Loans - The carrying amounts reported in the combined consolidated balance sheets for these financial instruments approximate fair value.  The Company estimates the fair value of its variable rate debt by using estimated market rates for similar loans with similar terms and loan to value ratios, which is a Level 3 input. As a result, the Company determined that its variable rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.

•
Fixed rate mortgage notes payable - The fair value estimated at September 30, 2013 and December 31, 2012 of $178.9 million and $745.3 million, respectively, is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan to value ratios, which is a Level 3 input. As a result, the Company determined that its fixed rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.  The carrying value of fixed rate mortgage notes payable at September 30, 2013 and December 31, 2012 was $184.3 million and $770.7 million, respectively.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

	Fair Value at September 30, 2013
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$2,765	$—	$2,765
Interest rate swap liability	$—	$(14,249)	$—	$(14,249)
Total	$—	$(11,484)	$—	$(11,484)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

10.              Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code when it filed its U.S. federal tax return for its short taxable year ended December 31, 2011.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its shareholders, subject to certain adjustments and excluding any net capital gain.  The Company’s intention is to adhere to these requirements and maintain the qualification for taxation as a REIT.  As a REIT, the Company is not subject to federal corporate income tax on that portion of net income that is currently distributed to its shareholders.  However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes.

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

The Company had no accruals for tax uncertainties as of September 30, 2013 and December 31, 2012.

11.       Commitments and Contingencies

Ground Leases

In conjunction with the acquisition of the Courtyard Waikiki Beach, the Company entered into a ground lease with a term extending to 2112.  The annual ground rent is $3.5 million through 2016, after which the annual rent shall increase by the increase, if any, in the Consumer Price Index (“CPI”) from the immediately preceding calendar year.  The increase is limited to 5.0% per annum for the first 10 years in which the annual rent is subject to increase, and 6.0% per annum during the seven subsequent years in which the annual rent is subject to increase.  Thereafter, there is no cap on the increase in the CPI.  For the three and nine months ended September 30, 2013, respectively, $0.9 million and $1.0 million of ground rent was incurred.  There was no ground rent expense in 2012 as this property was acquired in 2013.

Restricted Cash Reserves

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the

Company to reserve restricted cash ranging from 1.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some loan agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of September 30, 2013 and December 31, 2012, approximately $53.8 million and $64.8 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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

Share Awards

From time to time, the Company may award non-vested restricted shares under the 2011 Plan, as compensation to officers, employees and non-employee trustees. The shares issued to officers and employees vest over a period of time as determined by the Board of Trustees at the date of grant. The Company recognizes compensation expense for non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.

The Company may also award unrestricted shares under the 2011 Plan as compensation to non-employee trustees that would otherwise be paid in cash for their services. The shares issued to trustees are unrestricted and include no vesting conditions. The Company recognizes compensation expense for the unrestricted shares issued in lieu of cash compensation on the date of issuance based upon the fair market value of the shares on that date.

A summary of the non-vested shares as of September 30, 2013 is as follows:

	2013
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1,	1,013,673	$17.80
Granted (1)	382,032	21.31
Vested (1)	(338,777)	18.15
Forfeited	(4,217)	19.82
Unvested at September 30,	1,052,711	$18.96

1.	Includes 4,202 unrestricted shares issued in lieu of cash compensation to non-employee trustees at a weighted average grant date fair value of $22.89.

For the three and nine months ended September 30, 2013, the Company recognized approximately $2.2 million and $6.3 million, respectively, of share-based compensation expense related to restricted share awards.  For the three and nine months ended September 30, 2012, the Company recognized approximately $1.7 million and $5.0 million, respectively, of share-based compensation expense related to restricted share awards.  As of September 30, 2013, there was $19.0 million of total unrecognized compensation costs related to non-vested share awards and these costs were expected to be primarily recognized over a weighted-average period of 2.43 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the nine months ended September 30, 2013 was approximately $7.6 million.

Performance Units

The Company awarded performance units to certain employees under the 2011 Plan.  The performance units vest over a four-year period, including three years of performance-based vesting (“measurement period”) plus an additional one year of time-based vesting.

As of September 30, 2013, there were 1.0 million unvested performance units outstanding with a weighted average grant date fair value of $15.36 per performance unit.

For the three and nine months ended September 30, 2013, the Company recognized $1.1 million and $3.4 million, respectively, of share-based compensation expense related to performance unit awards.  For both the three and nine months ended September 30, 2012, the Company recognized $0.8 million of share-based compensation expense related to the performance units.  As of September 30, 2013, there was $10.1 million of total unrecognized compensation cost related to the performance units and these costs are expected to be recognized over a weighted-average period of 2.32 years.

As of September 30, 2013, there were 3,078,247 common shares available for future grant under the 2011 Plan.  Any performance units that convert into restricted shares will reduce the number of common shares available for future grant under the 2011 Plan.

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

For the three and nine months ended September 30, 2013, approximately $0.1 million and $0.1 million, respectively, represented undistributed earnings that were allocable to participating shares.  For the three and nine months ended September 30, 2012, no earnings representing undistributed earnings were allocated to participating shares because the Company paid dividends in excess of net income.

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and nine months ended September 30, 2013 and 2012, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to common shareholders before discontinued operations	$33,290	$15,917	$80,089	$28,568
Add: Income (loss) from discontinued operations	3,179	(721)	5,387	(1,000)
Net income attributable to common shareholders	36,469	15,196	85,476	27,568
Less: Dividends paid on unvested restricted shares	(216)	(183)	(712)	(594)
Less: Undistributed earnings attributable to unvested restricted shares	(97)	—	(86)	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$36,156	$15,013	$84,678	$26,974
Denominator:
Weighted-average number of common shares - basic	121,594,219	105,453,978	116,697,417	105,392,071
Unvested restricted shares	249,029	55,126	212,672	54,140
Unvested performance units	906,873	—	887,581	—
Weighted-average number of common shares - diluted	122,750,121	105,509,104	117,797,670	105,446,211

Net income per share attributable to common shareholders before discontinued operations - basic	$0.27	$0.15	$0.68	$0.27
Discontinued operations	0.03	(0.01)	0.05	(0.01)
Net income per share attributable to common shareholders - basic	$0.30	$0.14	$0.73	$0.26

Net income per share attributable to common shareholders before discontinued operations - diluted	$0.27	$0.15	$0.67	$0.27
Discontinued operations	0.03	(0.01)	0.05	(0.01)
Net income per share attributable to common shareholders - diluted	$0.30	$0.14	$0.72	$0.26

14.       Related Party Transactions

RLJ Companies, LLC and its affiliates, a related party, periodically provide or receive services or pay or collect certain amounts to or from the Company. At September 30, 2013 and December 31, 2012, there was approximately $63,000 and $45,000, respectively, due from RLJ Companies, LLC which was included in other assets.

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2013	2012
Interest paid	$46,826	$58,726

Income taxes paid	$1,350	$1,250

Supplemental investing and financing transactions:
In conjunction with the acquisitions, the Company recorded the following:
Purchase of real estate	$196,695	$182,658
Accounts receivable	708	71
Other assets	902	556
Advance deposits	(313)	(163)
Accounts payable and accrued expenses	(4,265)	(432)
Receipt of assets in full satisfaction	(4,731)	—
Gain on foreclosure	(4,831)	—
Acquisition of hotel and other properties	$184,165	$182,690

In conjunction with the dispositions, the Company recorded the following:
Sale of real estate	$(5,056)	$—
Other assets	(909)	—
Other liabilities	1,122	—
Gain on extinguishment of indebtedness	(5,702)	—
Forgiveness of indebtedness	10,545	—
Disposition of hotel properties	$—	$—

Supplemental non-cash transactions:
Change in fair market value of designated interest rate swaps	$(11,429)	$764

Accrued capital expenditures	$76	$461

Distributions payable	$26,308	$17,902

16.       Subsequent Events

On October 8, 2013, the Company purchased the 106-room SpringHill Suites Portland Hillsboro located in Hillsboro, Oregon for a purchase price of $24.0 million. As a result of this acquisition, the Company owned 150 properties, comprised of 148 hotels with approximately 22,400 rooms and two planned hotel conversions, located in 23 states and the District of Columbia.

On October 15, 2013, the Company paid a dividend of $0.205 per common share to shareholders of record at September 30, 2013.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our strategy is to acquire primarily premium-branded, focused-service and compact full-service hotels. Focused-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets and meeting space and require fewer employees than traditional full-service hotels. We believe premium-branded, focused-service and compact full-service hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve Revenue per Available Room, or RevPAR, levels at or close to those achieved by traditional full-service hotels while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

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

As of September 30, 2013, we owned 149 properties, comprised of 147 hotels with approximately 22,300 rooms and two planned hotel conversions, located in 22 states and the District of Columbia, interests in land parcels located adjacent to certain hotels and an interest in a mortgage loan secured by a hotel.  We own, through wholly-owned subsidiaries, 100% of the interests in 146 hotels and two planned hotel conversions and a 95% interest in one hotel.

We elected to be taxed as a REIT, for U.S. federal income tax purposes, when we filed our U.S. federal tax return for the taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the “Operating Partnership”). We are the sole general partner of our operating partnership. As of September 30, 2013, we owned, through a combination of direct and indirect interests, 99.3% of the units of limited partnership interest in the Operating Partnership (“OP units”).

Recent Significant Activities

Our recent significant activities reflect our commitment to maximizing shareholder value through selective acquisitions in urban and dense suburban markets with high barriers to entry, value-add renovations and conservative balance sheet management. During the three months ended September 30, 2013, the following significant activities took place:

•
Acquired the Residence Inn Atlanta Midtown/Historic through the foreclosure of a mortgage loan collateralized by the property. The property is currently closed for operations and will be undergoing a comprehensive renovation and is expected to reopen in the third quarter of 2014;

•
Disposed of the Courtyard Goshen through a foreclosure sale. In conjunction with this transaction, we recorded a $3.3 million gain on extinguishment of indebtedness which is included in discontinued operations in our Statement of Operations;

•
Refinanced approximately $565.0 million in debt, which decreased our weighted average cost of debt by almost 100 basis points. As a result of this refinancing, we expect to realize significant interest expense savings in future periods;

•
Completed $150.0 million of financing secured by four hotels. A significant portion of this amount was used to repay borrowings on our revolving credit facility which was used to temporarily finance a portion of the $565.0 million debt refinancing. After these two debt transactions, our total number of unencumbered assets is now 110; and

•	Declared a cash dividend of $0.205 per share for the quarter.

Our Customers

Substantially all of our hotels consist of premium-branded focused-service and compact full-service hotels. As a result of this property profile, the majority of our customers are transient in nature. Transient business typically represents individual business or leisure travelers. The majority of our hotels are located in the business districts and dense suburban markets of major metropolitan areas. Accordingly, business travelers represent the majority of the transient demand at our hotels. As a result, macroeconomic factors impacting business travel have a greater effect on our business than factors impacting leisure travel.

Group business is typically defined as a minimum of 10 guestrooms booked together as part of the same piece of business. Group business may or may not use the meeting space at any given hotel. Given the limited meeting space at the majority of our hotels, group business that utilizes meeting space represents a small component of our customer base.

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

Key Indicators of Financial Performance

We use a variety of operating and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP as well as other financial measures that are non-GAAP measures. In addition, we use other information that may not be financial in nature, including industry standard statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotels in our porfolio and potential acquisitions to determine each hotel's contribution to the cash flow and its potential to provide attractive long-term total returns. These key indicators include:

•	Occupancy

•	Average Daily Rate (ADR)

•	RevPAR
Occupancy, ADR and RevPAR are measures commonly used within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis, comparing the results to our budget and RevPAR for prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue.

We also use FFO, Adjusted FFO, EBITDA and Adjusted EBITDA as non-GAAP measures of the operating performance of our business. See "Non-GAAP Financial Measures."

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

Our investments in hotels and other properties are carried at cost and are depreciated using the straight-line method over estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Intangibles arising from acquisitions are amortized using the straight-line method over the non-cancelable portion of the term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements are capitalized. Upon the sale or disposition of a property, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in discontinued operations.

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

Results of Operations

At September 30, 2013, we owned 149 properties.  All properties owned at September 30, 2013 have been included in our results of continuing operations for the three and nine months ended September 30, 2013 and 2012. There were two hotels disposed of during the periods presented, which are included in discontinued operations for the three and nine months ended September 30, 2013 and 2012.  Based on when a property is acquired or closed for renovation, operating results for certain properties are not comparable for the three and nine months ended September 30, 2013 and 2012.  The properties listed in the table below are hereafter referred to as non-comparable properties:

Non-comparable property for the
Property	Location	Acquisition Date	three months ended September 30, 2013 and 2012	nine months ended September 30, 2013 and 2012
Hotel Indigo New Orleans Garden District (1)	New Orleans, LA	October 26, 2010	x	x
Residence Inn Bethesda Hotel Downtown	Bethesda, MD	May 29, 2012		x
Courtyard New York / Manhattan Upper East Side	New York, NY	May 30, 2012		x
Hilton Garden Inn San Francisco / Oakland Bay Bridge	Emeryville, CA	June 11, 2012		x
Embassy Suites Boston/Waltham	Waltham, MA	November 13, 2012	x	x
Courtyard Houston Downtown	Houston, TX	March 19, 2013	x	x
Residence Inn Houston Downtown	Houston, TX	March 19, 2013	x	x
Humble Tower Apartments (2)	Houston, TX	March 19, 2013	x	x
Courtyard Waikiki Beach	Honolulu, HI	June 17, 2013	x	x
Vantaggio Suites Cosmo (3)	San Francisco, CA	June 21, 2013	x	x
Residence Inn Atlanta Midtown/Historic	Atlanta, GA	August 6, 2013	x	x

1.	Property was closed for renovation until December 27, 2012.

2.	Conversion to a 166-room SpringHill Suites expected to be complete by mid-2015.

3.	The property is not currently open for operations. Conversion to a 150-room Courtyard expected to be complete by late 2014.

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012

	For the three months ended September 30,
	2013	2012	$ change	% change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$221,597	$196,642	$24,955	12.7%
Food and beverage revenue	22,907	21,345	1,562	7.3%
Other operating department revenue	7,891	6,263	1,628	26.0%
Total revenue	252,395	224,250	28,145	12.6%
Expense
Operating expense
Room expense	49,497	43,299	6,198	14.3%
Food and beverage expense	16,629	15,135	1,494	9.9%
Management fee expense	8,783	7,877	906	11.5%
Other operating expense	74,631	67,098	7,533	11.2%
Total property operating expense	149,540	133,409	16,131	12.1%
Depreciation and amortization	31,575	30,737	838	2.7%
Impairment loss	—	896	(896)	(100.0)%
Property tax, insurance and other	16,651	14,175	2,476	17.5%
General and administrative	8,969	8,101	868	10.7%
Transaction and pursuit costs	478	326	152	46.6%
Total operating expense	207,213	187,644	19,569	10.4%
Operating income	45,182	36,606	8,576	23.4%
Other income	164	68	96	141.2%
Interest income	241	416	(175)	(42.1)%
Interest expense	(16,511)	(20,723)	4,212	(20.3)%
Gain on foreclosure	4,831	—	4,831	—
Income from continuing operations before income taxes	33,907	16,367	17,540	107.2%
Income tax expense	(181)	(339)	158	(46.6)%
Income from continuing operations	33,726	16,028	17,698	110.4%
Income (loss) from discontinued operations	3,202	(727)	3,929	(540.4)%
Net income	36,928	15,301	21,627	141.3%
Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	(166)	44	(210)	(477.3)%
Noncontrolling interest in common units of Operating Partnership	(293)	(149)	(144)	96.6%
Net income attributable to common shareholders	$36,469	$15,196	$21,273	140.0%

Revenue

Total revenue increased $28.1 million, or 12.6%, to $252.4 million for the three months ended September 30, 2013 from $224.3 million for the three months ended September 30, 2012. The increase was a result of $16.5 million in revenue attributable to non-comparable properties and a 5.1% increase in RevPAR at the comparable properties.

The following are the quarter-to-date key hotel operating statistics for hotels owned at September 30, 2013 and 2012, respectively:

	For the three months ended September 30,
	2013	2012	% Change
Number of properties (at end of period)	149	142	4.9%
Occupancy %	78.1%	76.7%	1.9%
ADR	$138.61	$132.87	4.3%
RevPAR	$108.29	$101.91	6.3%

Portfolio RevPAR increased to $108.29 from $101.91, a 6.3% increase.  RevPAR, excluding non-comparable properties, increased 5.1% and was driven by a 1.8% increase in occupancy and a 3.3% increase in ADR.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $25.0 million, or 12.7%, to $221.6 million for the three months ended September 30, 2013 from $196.6 million for the three months ended September 30, 2012.  This increase was a result of $14.3 million of room revenue from non-comparable properties and an 5.1% increase in RevPAR at the comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $1.6 million, or 7.3%, to $22.9 million for the three months ended September 30, 2013 from $21.3 million for the three months ended September 30, 2012. The increase includes $0.9 million in food and beverage revenue arising from non-comparable properties.  Food and beverage revenue for the remainder of the portfolio increased $0.7 million.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $1.6 million, or 26.0%, to $7.9 million for the three months ended September 30, 2013 from $6.3 million for the three months ended September 30, 2012.  This increase was primarily due to $1.3 million of other operating department revenue from non-comparable properties.

Hotel Operating Expense

Hotel operating expense increased $16.1 million, or 12.1%, to $149.5 million for the three months ended September 30, 2013 from $133.4 million for the three months ended September 30, 2012. This increase includes $9.8 million in hotel operating expense attributable to non-comparable properties. The remaining increase was primarily attributable to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense, food and beverage expense, and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $0.8 million, or 2.7%, to $31.6 million for the three months ended September 30, 2013 from $30.7 million for the three months ended September 30, 2012. The increase is the result of a $2.1 million increase in depreciation and amortization expense arising from non-comparable properties, partially offset by FF&E at hotels being fully depreciated during the periods.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $2.5 million, or 17.5%, to $16.7 million for the three months ended September 30, 2013 from $14.2 million for the three months ended September 30, 2012.  The increase includes $1.7 million in property tax, insurance and other expense attributable to non-comparable properties.  The remaining increase of $0.8 million is the net impact of increasing property tax assessments offset by favorable resolution of property tax appeals at comparable properties.

General and Administrative

General and administrative expense increased $0.9 million, or 10.7%, to $9.0 million for the three months ended September 30, 2013 from $8.1 million for the three months ended September 30, 2012.  The increase in general and administrative expense is primarily attributable to an increase in amortization of restricted share awards of $0.8 million.

Interest Expense

The components of our interest expense for the three months ended September 30, 2013 and 2012 are as follows (in thousands):

	For the three months ended September 30,
	2013	2012
Mortgage indebtedness	$11,029	$18,803
Revolving credit facility and term loans	3,584	815
Amortization of deferred financing fees	1,898	1,105
Total interest expense	$16,511	$20,723

Interest expense decreased $4.2 million, or 20.3%, to $16.5 million for the three months ended September 30, 2013 from $20.7 million for the three months ended September 30, 2012.  The decrease in interest expense was the result of a decrease of $7.4 million of interest expense due to decreases in principal balances as the result of mortgage amortization as well as $244.5 million of mortgage principal balances that were paid down and a decrease in amortization of deferred financing fees of $0.3 million. Partially offsetting this was an increase in interest incurred on the revolving credit facility and term loans of $2.2 million and accelerated amortization of deferred financing fees related to the paydown of mortgage indebtedness of $1.0 million.

Income Taxes

As part of our structure, we own taxable REIT subsidiaries that are subject to federal and state income taxes.  The effective tax rates were 26.92% and 69.84% for the three months ended September 30, 2013 and 2012, respectively. The decrease in rate is primarily a result of a reduction in state taxes paid at our Operating Partnership.

Income from Discontinued Operations

Income from discontinued operations increased $3.9 million to $3.2 million for the three months ended September 30, 2013 from a loss of $0.7 million for the three months ended September 30, 2012.  Income from discontinued operations for the three months ended September 30, 2013 includes a $3.3 million gain on extinguishment of indebtedness from the Courtyard Goshen, Indiana.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

	For the nine months ended September 30,
	2013	2012	$ change	% change
	(amounts in thousands)
Revenue
Hotel operating revenue
Room revenue	$635,975	$548,539	$87,436	15.9%
Food and beverage revenue	71,206	63,231	7,975	12.6%
Other operating department revenue	21,450	17,360	4,090	23.6%
Total revenue	728,631	629,130	99,501	15.8%
Expense
Hotel operating expense
Room	139,858	120,755	19,103	15.8%
Food and beverage	50,406	45,045	5,361	11.9%
Management fees	25,554	21,760	3,794	17.4%
Other hotel expenses	214,330	190,091	24,239	12.8%
Total hotel operating expense	430,148	377,651	52,497	13.9%
Depreciation and amortization	94,819	95,681	(862)	(0.9)%
Impairment loss	—	896	(896)	(100.0)%
Property tax, insurance and other	47,929	39,180	8,749	22.3%
General and administrative	26,861	22,809	4,052	17.8%
Transaction and pursuit costs	2,822	3,140	(318)	(10.1)%
Total operating expense	602,579	539,357	63,222	11.7%
Operating income	126,052	89,773	36,279	40.4%
Other income	334	258	76	29.5%
Interest income	777	1,253	(476)	(38.0)%
Interest expense	(50,171)	(61,029)	10,858	(17.8)%
Loss on disposal	—	(634)	634	(100.0)%
Gain on foreclosure	4,831	—	4,831	—
Income from continuing operations before income taxes	81,823	29,621	52,202	176.2%
Income tax expense	(752)	(1,214)	462	(38.1)%
Income from continuing operations	81,071	28,407	52,664	185.4%
Income (loss) from discontinued operations	5,426	(1,008)	6,434	(638.3)%
Net income	86,497	27,399	59,098	215.7%
Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	(321)	452	(773)	(171.0)%
Noncontrolling interest in common units of Operating Partnership	(700)	(283)	(417)	147.3%
Net income attributable to common shareholders	$85,476	$27,568	$57,908	210.1%

Revenue

Total revenue increased $99.5 million, or 15.8%, to $728.6 million for the nine months ended September 30, 2013 from $629.1 million for the nine months ended September 30, 2012. The increase was a result of $53.3 million in revenue attributable to non-comparable properties and a 7.9% increase in RevPAR at the comparable properties.

The following are the year-to-date key hotel operating statistics for hotels owned at September 30, 2013 and 2012, respectively:

	For the nine months ended September 30,
	2013	2012	% Change
Number of properties (at end of period)	149	142	4.9%
Occupancy %	75.9%	73.9%	2.7%
ADR	$140.38	$131.67	6.6%
RevPAR	$106.48	$97.26	9.5%

Portfolio RevPAR increased to $106.48 from $97.26, a 9.5% increase.  RevPAR, excluding non-comparable properties, increased 7.9% and was driven by a 2.4% increase in occupancy and a 5.3% increase in ADR.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $87.4 million, or 15.9%, to $636.0 million for the nine months ended September 30, 2013 from $548.5 million for the nine months ended September 30, 2012.  This increase was a result of $45.9 million of room revenue from non-comparable properties and a 7.9% increase in RevPAR at the comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $8.0 million, or 12.6%, to $71.2 million for the nine months ended September 30, 2013 from $63.2 million for the nine months ended September 30, 2012. The increase includes $4.4 million in food and beverage revenue arising from non-comparable properties.  Food and beverage revenue for the remainder of the portfolio increased $3.6 million.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $4.1 million, or 23.6%, to $21.5 million for the nine months ended September 30, 2013 from $17.4 million for the nine months ended September 30, 2012.  The majority of this increase was due to $3.1 million of other operating department revenue from non-comparable properties and a $0.7 million increase in parking revenue from comparable properties.

Hotel Operating Expense

Hotel operating expense increased $52.5 million, or 13.9%, to $430.1 million for the nine months ended September 30, 2013 from $377.7 million for the nine months ended September 30, 2012. This increase includes $32.2 million in hotel operating expense attributable to non-comparable properties. The remaining increase was primarily attributable to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.9 million, or 0.9%, to $94.8 million for the nine months ended September 30, 2013 from $95.7 million for the nine months ended September 30, 2012. The decrease is a result of $3.1 million of accelerated depreciation of FF&E that underwent renovations during the nine months ended September 30, 2012 but not in 2013 and FF&E at other hotels being fully depreciated during the periods.  Partially offsetting this was a $6.8 million increase in depreciation and amortization expense arising from non-comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $8.7 million, or 22.3%, to $47.9 million for the nine months ended September 30, 2013 from $39.2 million for the nine months ended September 30, 2012.  The increase includes $3.9 million in property tax, insurance and other expense attributable to non-comparable properties.  The remaining increase of $4.8 million is the net impact of increasing property tax assessments offset by favorable resolution of property tax appeals at the comparable properties.

General and Administrative

General and administrative expense increased $4.1 million, or 17.8%, to $26.9 million for the nine months ended September 30, 2013 from $22.8 million for the nine months ended September 30, 2012.  The increase in general and administrative expense is primarily attributable to an increase in amortization of restricted share awards of $3.9 million.

Interest Expense

The components of our interest expense for the nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	For the nine months ended September 30,
	2013	2012
Mortgage indebtedness	$38,153	$55,958
Revolving credit facility and term loans	8,531	1,904
Amortization of deferred financing fees	3,487	3,167
Total interest expense	$50,171	$61,029

Interest expense decreased $10.9 million, or 17.8%, to $50.2 million for the nine months ended September 30, 2013 from $61.0 million for the nine months ended September 30, 2012.  The decrease in interest expense was the result of a decrease of $16.4 million of interest expense due to decreases in principal balances as the result of mortgage amortization as well as $575.5 million of mortgage principal balances that were paid down, a decrease in amortization of deferred financing fees of $0.7 million and the expiration of unfavorable interest rate hedges resulting in a decrease in hedge related interest expense of $0.9 million. Partially offsetting this was an increase in interest incurred on the revolving credit facility and term loans of $6.1 million and accelerated amortization of deferred financing fees related to the paydown of mortgage indebtedness of $1.0 million.

Income Taxes

As part of our structure, we own taxable REIT subsidiaries that are subject to federal and state income taxes.  The effective tax rates were 87.22% and 6.74% for the nine months ended September 30, 2013 and 2012, respectively. The increase in rate is primarily due to an increase in book income recorded at our taxable REIT subsidiary.  Our tax expense decreased $0.5 million to $0.8 million for the nine months ended September 30, 2013 from $1.2 million for the nine months ended September 30, 2012, primarily as a result of a reduction in state taxes paid at our Operating Partnership.

Income from Discontinued Operations

Income from discontinued operations increased $6.4 million to $5.4 million for the nine months ended September 30, 2013 from a loss of $1.0 million for the nine months ended September 30, 2012.  Income from discontinued operations for the nine months ended September 30, 2013 includes a $5.7 million gain on extinguishment of indebtedness from the SpringHill Suites Southfield, Michigan and Courtyard Goshen, Indiana.

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

Funds From Operations

We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, impairment, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization, and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations. We believe that the presentation of FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. Additionally, FFO may not be helpful when comparing us to non-REITs.  We present FFO attributable to common shareholders, which includes our OP units, because our OP units are redeemable for common shares.  We believe it is meaningful for the investor to understand FFO attributable to all common shares and OP units.

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

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net income	$36,928	$15,301	$86,497	$27,399
Depreciation and amortization	31,575	30,737	94,819	95,681
Loss on disposal	—	—	—	634
Gain on extinguishment of indebtedness (1)	(3,277)	—	(5,702)	—
Impairment loss	—	896	—	896
Noncontrolling interest in joint venture	(166)	44	(321)	452
Adjustments related to discontinued operations (2)	11	74	120	281
Adjustments related to joint venture (3)	(121)	(119)	(363)	(330)
FFO attributable to common shareholders	64,950	46,933	175,050	125,013
Gain on foreclosure	(4,831)	—	(4,831)	—
Transaction and pursuit costs	478	326	2,822	3,140
Amortization of share based compensation	3,344	2,550	9,691	5,763
Loan related costs (4)(5)	1,046	669	1,046	669
Other expenses (6)	133	125	157	302
Adjusted FFO	$65,120	$50,603	$183,935	$134,887

_______________________________________________________________

1.	Represents the gain on extinguishment of indebtedness from the SpringHill Suites Southfield, Michigan and Courtyard Goshen, Indiana. The gain is included in discontinued operations.

2.	Includes depreciation and amortization expense from discontinued operations.

3.	Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

4.	Represents accelerated amortization of deferred financing fees related to the paydown of mortgage indebtedness for the three and nine months ended September 30, 2013, respectively.

5.	Represents default interest and penalties incurred in connection with the SpringHill Suites Southfield, Michigan mortgage loan for the three and nine months ended September 30, 2012, respectively.

6.
Represents accelerated deferred management fee expense related to the Courtyard Goshen, Indiana and the SpringHill Suites Southfield, Michigan and legal expenses outside the normal course of operations.

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

The following is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net income	$36,928	$15,301	$86,497	$27,399
Depreciation and amortization	31,575	30,737	94,819	95,681
Interest expense, net (1)	16,501	20,715	50,149	60,999
Income tax expense	181	339	752	1,214
Noncontrolling interest in joint venture	(166)	44	(321)	452
Adjustments related to discontinued operations (2)	42	949	492	1,405
Adjustments related to joint venture (3)	(121)	(295)	(363)	(854)
EBITDA	84,940	67,790	232,025	186,296
Gain on foreclosure	(4,831)	—	(4,831)	—
Transaction and pursuit costs	478	326	2,822	3,140
Gain on extinguishment of indebtedness (4)	(3,277)	—	(5,702)	—
Impairment loss	—	896	—	896
Loss on disposal	—	—	—	634
Amortization of share based compensation	3,344	2,550	9,691	5,763
Other expenses (5)	133	125	157	302
Adjusted EBITDA	$80,787	$71,687	$234,162	$197,031

1.
Excludes amounts attributable to investment in loans of $0.2 million and $0.8 million for the three and nine months ended September 30, 2013, respectively and $0.4 million and $1.2 million for the three and nine months ended September 30, 2012, respectively.

2.	Includes depreciation, amortization and interest expense from discontinued operations.

3.	Includes depreciation, amortization and interest expense allocated to the noncontrolling interest in joint venture.

4.	Represents the gain on extinguishment of indebtedness from the SpringHill Suites Southfield, Michigan and Courtyard Goshen, Indiana. The gain is included in Discontinued Operations.

5.
Represents accelerated deferred management fee expense related to the Courtyard Goshen, Indiana and the SpringHill Suites Southfield, Michigan and legal expenses outside the normal course of operations.

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

Revolving Credit Facility and Term Loans

We entered into a credit agreement on November 20, 2012 that provides for (i) an unsecured revolving credit facility of up to $300.0 million with a scheduled maturity date of November 20, 2016 with a one-year extension option (the “Revolver”), and (ii) an unsecured term loan of $275.0 million with a scheduled maturity date of November 20, 2017 (the “2012 Five-Year Term Loan”).   The credit agreement amends and restates in its entirety our prior unsecured revolving credit facility, which was originally entered into as of June 20, 2011.  In addition, on November 20, 2012 we also entered into an unsecured term loan of $125.0 million with a scheduled maturity date of November 20, 2019 (the “Seven-Year Term Loan”). On August 27, 2013, the Company amended the Seven-Year Term Loan to increase the borrowings on the Seven-Year Term Loan to $225.0 million.

We also entered into an unsecured $350.0 million term loan on August 27, 2013 with a scheduled maturity date of August 27, 2018 (the "2013 Five-Year Term Loan", and collectively with the 2012 Five-Year Term Loan and the Seven-Year Term Loan, the "Term Loans").

The credit agreements for these loans require that a group of no less than 20 of our hotel properties remain unencumbered by outstanding indebtedness.  The credit agreements contain certain financial covenants relating to our maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists we are not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of September 30, 2013, we were in compliance with all financial covenants.

We incurred $8.0 million in fees related to the Revolver and Term Loans that were deferred and are being amortized over their respective terms.

Borrowings under the Revolver and Term Loans bear interest at variable rates equal to the London InterBank Offered Rate (“LIBOR”) plus an applicable margin.  The margin ranges from 1.65% to 3.00%, depending on our leverage ratio, as calculated under the terms of each facility.  We incur an unused facility fee on the Revolver of between 0.25% and 0.35%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of outstanding borrowings. The unused facility fee for the three and nine months ended September 30, 2013 was $254 and $761, respectively.

Under the terms of the credit agreement for the Revolver, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on our behalf by the lenders holding the unsecured revolving credit facility.  We will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit would reduce the available borrowings on the unsecured revolving credit facility by a corresponding amount.  No standby letters of credit were outstanding at September 30, 2013. We also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans would reduce the available borrowings on the credit facility by a corresponding amount.  No swingline loans were outstanding at September 30, 2013.

As of and for the three and nine months ended September 30, 2013, details of the Revolver and Term Loans are as follows (in thousands):

	Outstanding borrowings at	Interest rate at	Interest expense for the
	September 30, 2013	September 30, 2013 (1)	three months ended September 30, 2013	nine months ended September 30, 2013
Revolver (2)	$—	n/a	$268	$885
2012 Five-Year Term Loan	275,000	1.88%	1,329	4,137
Seven-Year Term Loan (3)	225,000	4.04%	1,073	2,596
2013 Five-Year Term Loan (4)	350,000	3.25%	914	914
Total	$850,000		$3,584	$8,532

1.	Interest rate at September 30, 2013 gives effect to interest rate hedges and LIBOR floors, as applicable.

2.	Includes the unused facility fee of $0.3 million and $0.8 million for the three and nine months ended September 30, 2013, respectively.

3.	Includes interest expense related to an interest rate hedge of $0.2 million for both the three and nine months ended September 30, 2013.

4.	Includes interest expense related to an interest rate hedge of $0.3 million for both the three and nine months ended September 30, 2013.

We incurred interest expense on the prior credit facility for the three and nine months ended September 30, 2012 of approximately $0.6 million and $1.2 million, respectively.  For the three and nine months ended September 30, 2012, we incurred an unused commitment fee of approximately $0.2 million and $0.7 million, respectively.

Sources and Uses of Cash

As of September 30, 2013, we had $343.5 million of cash and cash equivalents compared to $115.9 million at December 31, 2012.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $185.2 million for the nine months ended September 30, 2013. Net income of $86.5 million included significant non-cash expenses, including $94.9 million of depreciation and amortization,

$3.5 million of amortization of deferred financing costs, $0.9 million of amortization of deferred management fees, and $9.7 million of amortization of share based compensation, partially offset by $5.7 million of gain on extinguishment of indebtedness, a $4.8 million gain on foreclosure and $0.3 million of deferred income taxes. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our properties resulted in net cash inflow of $0.5 million.

Net cash flow provided by operating activities totaled $123.7 million for the nine months ended September 30, 2012. Net income of $27.4 million was partially offset by significant non-cash expenses, including $96.0 million of depreciation and amortization, $3.2 million of amortization of deferred financing costs, $0.8 million of amortization of deferred management fees, $0.6 million loss on disposal and $5.8 million of amortization of share based compensation. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $11.0 million.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $213.0 million for the nine months ended September 30, 2013 primarily due to $184.2 million used for the purchase of five properties, $41.7 million in routine capital improvements and additions to hotels and other properties. This was offset by the net releases from $11.0 million of restricted cash reserves and the application of $1.9 million of purchase deposits.

Net cash flow used in investing activities totaled $262.0 million for the nine months ended September 30, 2012 primarily due to $182.7 million used for the purchase of three hotels, $11.3 million for a major redevelopment project, $87.0 million in routine capital improvements and additions to hotels and other properties, $0.3 million of additions to property and equipment, offset by the net release from restricted cash reserves of $19.0 million.

Cash flows from Financing Activities

Net cash flow provided by financing activities totaled $255.5 million for the nine months ended September 30, 2013 primarily due to $327.5 million provided from the issuance and sale of common shares, $450.0 million in borrowings on the Term Loans, $205.5 million in borrowings on the Revolver and $150.0 million of proceeds from mortgage loans.  This was offset by $221.5 million of repayments on the Revolver, $575.9 million in payments of mortgage principal, $2.9 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan and $72.7 million of distributions on common shares and OP units.

Net cash flow provided by financing activities totaled $20.2 million for the nine months ended September 30, 2012 primarily due to $85.0 million of borrowings under the prior credit facility and $85.0 million of proceeds from mortgage loans. This was offset by $94.8 million of mortgage loan repayments, $1.7 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan, $51.6 million of distributions on common shares and OP units and $1.8 million paid for deferred financing fees.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 1.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2013, approximately $48.2 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

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

Seasonality

Depending on a hotel’s location and market, operations for the hotel may be seasonal in nature. This seasonality can be expected to cause fluctuations in our quarterly operating performance. Demand is generally lower in the winter months for hotels located in non-resort markets due to decreased travel and higher in the spring and summer months during the peak travel season.  Accordingly, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2013, we had approximately $1.2 billion of total variable debt outstanding (or 86.9% of total indebtedness) with a weighted average interest rate of 3.26% per annum.  If market rates of interest on our variable rate debt outstanding as of September 30, 2013 were to increase by 1.00%, or 100 basis points, interest expense would  decrease future earnings and cash flows by approximately $5.1 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2013, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt	$—	$184,256	$—	$—	$—	$—	$184,256
Weighted average interest rate	—	5.56%	—	—	—	—	5.56%
Variable rate debt	$142,000	$—	$235,000	$275,000	$350,000	$225,000	$1,227,000
Weighted average interest rate (1)	4.18%	—	3.59%	1.88%	3.25%	4.04%	3.26%
Total	$142,000	$184,256	$235,000	$275,000	$350,000	$225,000	$1,411,256

1.	The weighted average interest rate gives effect to interest rate hedges and LIBOR floors, as applicable.

The foregoing table reflects indebtedness outstanding as of September 30, 2013 and does not consider indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our combined consolidated financial statements.  If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. As of September 30, 2013, the estimated fair value of our fixed rate debt was $178.9 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Item 4.                     Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2013 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2013, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan.

The following table summarizes all of these repurchases during the nine months ended September 30, 2013:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2013 through January 31, 2013	—		—	N/A	N/A
February 1, 2013 through February 28, 2013	24,545	(1)	$21.00	—	N/A
March 1, 2013 through March 31, 2013	9,794	(1)	$21.63	—	N/A
April 1, 2013 through April 30, 2013	—		—	N/A	N/A
May 1, 2013 through May 31, 2013	33,948	(1)	$23.55	—	N/A
June 1, 2013 through June 30, 2013	10,341	(1)	$23.18	—	N/A
July 1, 2013 through July 31, 2013	—		—	N/A	N/A
August 1, 2013 through August 31, 2013	36,556	(1)	$23.63	—	N/A
September 1, 2013 through September 30, 2013	10,514	(1)	$23.02	—	N/A
Total	125,698

1.
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

Item 4.                     Mine Safety Disclosures.

Not Applicable.

Item 5.                     Other information.

None.

Item 6.                     Exhibits.

The following exhibits are filed as part of this report:

Exhibit Index

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File. No. 333-172011) filed on May 5, 2011)

3.2
Amended and Restated Bylaws of RLJ Lodging Trust (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File. No. 333-172011) filed on May 5, 2011)

10.1
Amended and Restated Employment Agreement dated as of August 2, 2013 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2013)

10.2
Term Loan Agreement, dated as of November 20, 2012, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Capital One, N.A., as Documentation Agent, Raymond James, as Managing Agent, Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.3
First Amendment to Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.4
Additional Lender Supplement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.5
Guaranty, dated as of November 20, 2012, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.6
Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Compass Bank, an Alabama Banking Corporation, and U.S. Bank National Association, as Documentation Agents, and Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.7
Guaranty, dated as of August 27, 2013, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

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

RLJ LODGING TRUST

Dated: November 7, 2013	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr.
President, Chief Executive Officer and Trustee

Dated: November 7, 2013	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: November 7, 2013	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File. No. 333-172011) filed on May 5, 2011)

3.2
Amended and Restated Bylaws of RLJ Lodging Trust (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File. No. 333-172011) filed on May 5, 2011)

10.1
Amended and Restated Employment Agreement dated as of August 2, 2013 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2013)

10.2
Term Loan Agreement, dated as of November 20, 2012, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Capital One, N.A., as Documentation Agent, Raymond James, as Managing Agent, Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.3
First Amendment to Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.4
Additional Lender Supplement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.5
Guaranty, dated as of November 20, 2012, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.6
Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Compass Bank, an Alabama Banking Corporation, and U.S. Bank National Association, as Documentation Agents, and Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.7
Guaranty, dated as of August 27, 2013, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

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