Form 10-K
period 2013-12-31
RLJ Lodging Trust
filed 2014-02-27
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the 119,017,017 common shares of beneficial interest held by non-affiliates of the Registrant was approximately $2,676,692,712 based on the closing price of $22.49 as reported on the New York Stock Exchange for such common shares of beneficial interest on June 28, 2013.
As of February 20, 2014, 122,918,035 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2013.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the use of the words "believe," "project," "expect," "anticipate," "estimate," "plan," "may," "will," "will continue," "intend," "should," "may" or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic uncertainty, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, access to capital through offerings of our common and preferred shares of beneficial interest, or debt, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses and inaccuracies of our accounting estimates. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. Given these uncertainties, undue reliance should not be placed on such statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Except where the context suggests otherwise, we define certain terms in this Annual Report on Form 10-K as follows:

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

•	"our hotels" refers to the 147 hotels owned by us as of December 31, 2013;

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

•	"TRSs" refers to our taxable REIT subsidiaries that are wholly-owned, directly or indirectly, by our operating partnership and any disregarded subsidiaries of our TRSs.

•	"Occupancy" represents the total number of hotel rooms sold in a given period divided by the total number of rooms available.

•	"Average Daily Rate", or ADR, represents total hotel room revenues divided by total number of rooms sold in a given period.

•	"Revenue Per Available Room", or RevPAR, is the product of ADR and occupancy.

•
"RevPAR penetration index" of our hotels is the measure of each hotel's RevPAR in relation to the average RevPAR of that hotel's competitive set. Each hotel's competitive set consists of a small group of hotels in the relevant market that we and the third-party hotel management company that manages the hotel believe are comparable for purposes of benchmarking the performance of such hotel. For a more in depth discussion of Occupancy, ADR, RevPAR and RevPAR penetration index, please see "Key Indicators of Operating Performance."

PART I. FINANCIAL INFORMATION
Item 1.    Business
Our Company
We are a self-advised and self-administered Maryland real estate investment trust, or REIT, that acquires primarily premium-branded, focused-service and compact full-service hotels. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in markets that we believe exhibit multiple demand generators and high barriers to entry. We believe focused-service and compact full-service hotels with these characteristics generate high levels of RevPAR, strong operating margins and attractive returns.
As of December 31, 2013, we, through wholly-owned subsidiaries, owned 149 properties, comprised of 147 hotels with approximately 22,300 rooms and two planned hotel conversions, located in 22 states and the District of Columbia, interests in land parcels located adjacent to certain hotels and an interest in one mortgage loan secured by a hotel. We own, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of one property in which we own a 95% controlling interest in a joint venture.
We elected to be taxed as a REIT, for U.S. federal income tax purposes, when we filed our U.S. federal tax return for the taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership. We are the sole general partner of our operating partnership. As of December 31, 2013, we owned, through a combination of direct and indirect interests, 99.3% of the OP units in our operating partnership.
Our Investment and Growth Strategies
Our objective is to generate strong returns for our shareholders by continuing to acquire primarily premium-branded, focused-service hotels and compact full-service hotels at prices where we believe we can generate attractive returns on investment and long-term value appreciation through proactive asset management. We intend to pursue acquisitions of these hotels and selectively dispose of properties when we believe returns have been maximized in order to redeploy capital into more accretive acquisitions and other opportunities. We intend to pursue this objective through the following investment and growth strategies:
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

•
Use of premium hotel brands.  We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Marriott, Hilton and Hyatt. Within the focused-service category, we target hotels affiliated with premium brands such as Courtyard by Marriott, Residence Inn by Marriott, Hilton Garden Inn, Homewood Suites by Hilton and Hyatt House. We believe that utilizing premium brands provides significant advantages because of their guest loyalty programs, worldwide reservation systems, effective product segmentation, global distribution and strong customer awareness.

•
Focus on high-growth markets.  We focus on owning and acquiring hotels in markets that we believe have multiple demand generators and high barriers to entry. As a result, we believe that these hotels generate higher returns on investment.

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

Our Hotels
Overview
As of December 31, 2013, we owned a high-quality portfolio of 147 hotels located in 22 states and the District of Columbia comprised of approximately 22,300 rooms. No single hotel accounted for more than 7.5% of our total revenue for the year ended December 31, 2013. We believe that the quality of our portfolio is evidenced by the RevPAR penetration index of 113.2 for our hotels for the year ended December 31, 2013.
The following table sets forth certain pro forma operating information for our hotels as of and for the years ended December 31, 2013, 2012 and 2011 (excluding hotels that were not open at the end of the applicable period):

	For the year ended December 31,
	2013	2012	2011
Statistical Data(1)(2):
Number of hotels	144	144	144
Number of rooms	22,008	22,008	22,008
Occupancy(3)	75.1%	73.2%	71.8%
ADR(3)	$141.25	$135.29	$127.30
RevPAR(3)	$106.11	$99.02	$91.35
_______________________________________________________________________________

(1)
The table includes unaudited pro forma financial information that excludes discontinued operations and is not necessarily indicative of what actual results of operations of the hotels would have been had we owned them for the entirety of all periods presented.

(2)	Four properties were closed for renovation or conversion during the periods presented and, therefore, are not reflected in the table.

(3)
For a more detailed explanation of the terms occupancy, ADR and RevPAR and a discussion of how we use these metrics to evaluate the operating performance of our business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Indicators of Our Operating Performance."

Brand Affiliations
Our hotels operate under strong, premium brands, with nearly 96% of our hotels operating under existing relationships with Marriott, Hilton or Hyatt. The following table sets forth the brand affiliations of our hotels as of December 31, 2013:

Brand Affiliations	Number of hotels	Percentage of total	Number of rooms	Percentage of total
Marriott
Courtyard	35	23.8%	5,124	23.0%
Fairfield Inn & Suites	13	8.8%	1,370	6.1%
Marriott	6	4.1%	1,834	8.2%
Renaissance	3	2.0%	782	3.5%
Residence Inn	36	24.5%	4,043	18.1%
SpringHill Suites	11	7.5%	1,376	6.2%
Subtotal	104	70.7%	14,529	65.1%
Hilton
DoubleTree	2	1.4%	916	4.1%
Embassy Suites	6	4.1%	1,419	6.4%
Hampton Inn/Hampton Inn & Suites	9	6.0%	1,115	5.0%
Hilton	2	1.4%	462	2.1%
Hilton Garden Inn	10	6.8%	1,993	8.9%
Homewood Suites	2	1.4%	301	1.3%
Subtotal	31	21.1%	6,206	27.8%
Hyatt
Hyatt House	6	4.1%	828	3.7%
Subtotal	6	4.1%	828	3.7%
Other Brand Affiliation	6	4.1%	761	3.4%
Total	147	100.0%	22,324	100.0%
_______________________________________________________________________________
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
Competition
The U.S. lodging industry is highly competitive. Our hotels compete with other hotels for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities, and level of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under premium brands in the focused-service and compact full-service segments. We believe that hotels, such as our hotels, that are affiliated with leading national brands, such as the Marriott, Hilton or Hyatt brands, will enjoy the competitive advantages associated with operating under such brands. Increased competition could harm our occupancy and revenues and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may materially and adversely affect our operating results and liquidity.

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
Our Indebtedness
As of December 31, 2013, we had approximately $559.7 million of outstanding mortgage debt and $850.0 million in outstanding unsecured term loans. In addition, we, through our operating partnership, have a four-year, $300.0 million unsecured revolving credit facility to fund future acquisitions, as well as for hotel redevelopments, capital expenditures and general corporate purposes. As of December 31, 2013, zero was drawn on our unsecured revolving credit facility. For more information regarding our indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Outstanding Mortgage Indebtedness."
Organizational Structure
We were formed as a Maryland real estate investment trust in January 2011. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our properties are indirectly owned by our operating partnership, RLJ Lodging Trust, L.P., through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our operating partnership, and as of December 31, 2013, we owned 99.3% of the OP units in our operating partnership. In the future, we may issue OP units from time to time in connection with acquisitions of properties or for financing, compensation or other reasons.
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

The following chart generally depicts our corporate structure as of December 31, 2013:
_______________________________________________________________________________

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
Employees
As of December 31, 2013, we had 53 employees.
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
Our hotels located in the New York, New York, Chicago, Illinois, Austin, Texas, Denver-Boulder, Colorado, Louisville, Kentucky, and the Baltimore, Maryland-Washington, D.C. metropolitan areas accounted for approximately 15.8%, 10.9%, 10.2%, 8.2%, 6.0%, and 5.5%, respectively, of our total revenue for the fiscal year ended December 31, 2013. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could materially and adversely affect us.
We are dependent on the performance of the third-party hotel management companies that manage the operations of each of our hotels and could be materially and adversely affected if such third-party managers do not manage our hotels in our best interests.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to subsidiaries of our TRSs, and our TRS lessees retain third-party managers to operate our hotels pursuant to management agreements. We have entered into individual hotel management agreements for 146 of our hotels, 106 of which are with White Lodging Services, or WLS. We could be materially and adversely affected if any of our third-party managers fail to provide quality services and amenities, fail to maintain a quality brand name or otherwise fail to manage our hotels in our best interest. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect our results of operations. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the outcome of which may be unfavorable to us.
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
135 of the 147 hotels that we owned as of December 31, 2013 utilize brands owned by Marriott or Hilton. As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands. We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott or Hilton were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.
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
We depend on the experience and relationships of our senior management team, especially Robert L. Johnson, Executive Chairman of our board of trustees, Thomas J. Baltimore, Jr., our President and Chief Executive Officer and a member of our board of trustees, and Ross H. Bierkan, our Chief Investment Officer, to manage our day-to-day operations and strategic business direction. Messrs. Johnson, Baltimore and Bierkan have 20, 25 and 28 years of experience in the lodging industry, respectively, during which time they have established an extensive network of lodging industry contacts and relationships, including relationships with global and national hotel brands, hotel owners, financiers, operators, commercial real estate brokers, developers and management companies. We can provide no assurances that any of our key personnel will continue their employment with us, even though all of the members of our senior management team have entered into employment agreements with us. The loss of services of Messrs. Johnson, Baltimore or Bierkan, or of the services of other members of our senior management team, or any difficulty attracting and retaining other talented and experienced personnel, could adversely affect our ability to source potential investment opportunities, our relationship with global and national hotel brands and other industry participants and the execution of our business strategy. Further, such a loss could be negatively perceived in the capital markets, which could reduce the market value of our common shares.

Our business strategy depends on achieving revenue and net income growth from anticipated increases in demand for hotel rooms. Accordingly, any delay or a weaker than anticipated economic recovery could materially and adversely affect us and our growth prospects.
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
Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment, or FF&E. The franchisors of our hotels also require periodic capital improvements as a condition of maintaining the franchise licenses. In addition, our lenders will likely require that we set aside annual amounts for capital improvements to our hotels. The costs of these capital improvements could materially and adversely affect us.
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
We continually monitor events and changes in circumstances, including those resulting from the recent economic downturn that could indicate that the carrying value of the real estate and related intangible assets in which we have an ownership interest may not be recoverable. When circumstances indicate that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and related intangible assets to the fair value and recognize an impairment loss. Because our predecessor acquired many of our hotels when prices for hotels in many markets were at or near their peaks, we may be particularly susceptible to future non-cash impairment charges as compared to companies that have carrying values well below current market values, which could materially and adversely affect our business, financial condition and results of operations.
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
At December 31, 2013, we had approximately $1.4 billion of debt outstanding, which may materially and adversely affect our operating performance and put us at a competitive disadvantage.
Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2013, we had approximately $1.4 billion of outstanding debt, approximately $1.2 billion of which bears interest at variable rates. Increases in interest rates on our existing or future variable rate debt would increase our interest expense, which could adversely affect our cash flows and our ability to pay distributions to shareholders.
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
As of December 31, 2013, eight of our hotels were on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those eight hotels. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect us.
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
We may from time to time be subject to litigation that could expose us to uncertain or uninsured costs.

As owners of hotel properties, we may from time to time face potential claims, litigation and threatened litigation from guests, visitors to our properties, contractors, sub-contractors and others. These claims and proceedings are inherently uncertain and their costs and outcomes cannot be predicted with certainty. Some of these claims may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have a material adverse impact on our financial position and results of operations.  In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and trustees.
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
For taxable years beginning on or after January 1, 2013, the maximum tax rate applicable to "qualified dividends" paid to U.S. shareholders that are individuals, trusts and estates is 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not eligible for the reduced rates and will continue to be subject to tax at rates applicable to ordinary income, which will be as high as 43.4% (taking into account the 3.8% Medicare tax applicable to net investment income). The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.
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
If a corporation undergoes an "ownership change" within the meaning of Section 382 of the Code and the Treasury Regulations thereunder, such corporation's ability to use net operating losses, or NOLs, generated prior to the time of that ownership change may be limited. To the extent the affected corporation's ability to use NOLs is limited, such corporation's taxable income may increase. As of December 31, 2013, we had approximately $127.8 million of NOLs (all of which are attributable to our TRSs) which will begin to expire in 2026 for federal tax purposes and during the period from 2016 to 2026 for state tax purposes if not utilized. In general, an ownership change occurs if one or more large shareholders, known as "5% shareholders," including groups of shareholders that may be aggregated and treated as a single 5% shareholder, increase their aggregate percentage interest in a corporation by more than 50% over their lowest ownership percentage during the preceding three-year period. An ownership change within the meaning of Section 382 of the Code with respect to the TRSs of the REITs of Funds II and III occurred during the 2012 and 2013 tax years. Accordingly, to the extent such TRSs have taxable income in future years, their ability to use NOLs incurred prior to our formation transactions in future years will be limited, and they may have greater taxable income as a result of such limitation.
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
As of February 20, 2014, we had 122,918,035 common shares outstanding. In addition, as of such date, 894,000 OP units in our operating partnership were outstanding, which are redeemable for cash or, at our option, for a like number of our common shares. We cannot predict the effect, if any, of future resales of our common shares or OP units, or the perception of such resales, on the market price of our common shares. Any such future resales, or the perception that such resales might occur, could adversely affect the market price of our common shares and may also make it more difficult for us to sell equity or equity-related securities in the future at times and upon terms that we deem appropriate.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our Properties
The following table provides a comprehensive list of our properties as of December 31, 2013:

Location	Property Name	Rooms	Location	Property Name	Rooms
California			Kentucky
	SpringHill Suites Bakersfield	119		Marriott Louisville Downtown	616
	Embassy Suites Los Angeles Downey	219		Courtyard Louisville Northeast	114
	Hilton Garden Inn Los Angeles Hollywood	160		Residence Inn Louisville Northeast	102
	Hilton Garden Inn San Francisco Oakland Bay Brg	278		Residence Inn Louisville Downtown	140
	Courtyard San Francisco (1)	n/a		SpringHill Suites Louisville Hurstbourne North	142
Colorado			Louisiana
	Marriott Denver South @ Park Meadows	279		Hotel Indigo New Orleans Garden District	132
	Renaissance Boulder Flatiron Hotel	232		Hilton Garden Inn New Orleans Convention Center	286
	Courtyard Denver West Golden	110	Massachusetts
	Courtyard Denver Southwest Lakewood	90		Embassy Suites Boston Waltham	275
	Courtyard Boulder Longmont	78	Maryland
	Courtyard Boulder Louisville	154		Residence Inn Columbia	108
	Courtyard Grand Junction	136		Residence Inn National Harbor Washington DC	162
	Residence Inn Denver West Golden	88		Residence Inn Silver Spring	130
	Residence Inn Denver Southwest Lakewood	102		DoubleTree Hotel Columbia	152
	Residence Inn Longmont Boulder	84		Residence Inn Bethesda Downtown	187
	Residence Inn Boulder Louisville	88	Michigan
	Residence Inn Grand Junction	104		Marriott Auburn Hills Pontiac @ Centerpoint	290
	SpringHill Suites Denver North Westminster	164		Courtyard Benton Harbor St Joseph	98
	SpringHill Suites Boulder Longmont	90		Courtyard Grand Rapids Airport	84
	Fairfield Inn & Suites Denver Cherry Creek	134		Courtyard Detroit Pontiac Bloomfield	110
	Hyatt House Colorado Springs	125		Residence Inn Detroit Novi	107
	Hampton Inn Suites Denver Tech Center	123		Residence Inn Detroit Pontiac Auburn Hills	114
	Marriott Denver Airport @ Gateway Park	238		Holiday Inn Grand Rapids Airport	148
Connecticut			North Carolina

Location	Property Name	Rooms	Location	Property Name	Rooms
	Hilton Mystic	182		Hilton Garden Inn Durham Raleigh Research Triangle Park	177
District of Columbia			Nevada
	Fairfield Inn & Suites Washington DC Downtown	198		Hampton Inn Suites Las Vegas Red Rock Summerlin	106
	Homewood Suites Washington DC Downtown	175	New York
Florida				Hampton Inn Garden City	143
	Renaissance Fort Lauderdale Plantation Hotel	250		Hilton Garden Inn New York West 35th Street	298
	Courtyard Tampa Brandon	90		Hilton New York Fashion District	280
	Courtyard Fort Lauderdale SW Miramar	128		DoubleTree Metropolitan Hotel New York City (2)	764
	Residence Inn Fort Lauderdale Plantation	138		Courtyard New York Manhattan Upper East Side	226
	Residence Inn Fort Lauderdale SW Miramar	130	Ohio
	Fairfield Inn & Suites Tampa Brandon	107		Embassy Suites Columbus	221
	Fairfield Inn & Suites Key West	106	Oregon
	Homewood Suites Tampa Brandon	126		SpringHill Suites Portland Hillsboro	106
	SpringHill Suites Gainesville	126	Pennsylvania
	Hampton Inn Suites Clearwater St Petersburg Ulmerton Road	128		Renaissance Pittsburgh Hotel	300
	Hampton Inn Fort Walton Beach	100		Hilton Garden Inn Pittsburgh University Place	202
	Embassy Suites Tampa Downtown Convention Ctr	360	South Carolina
	Embassy Suites Fort Myers Estero	150		Courtyard Charleston Historic District	176
	Hampton Inn West Palm Beach Arprt Central	105	Texas
	Hilton Garden Inn West Palm Beach Airport	100		Marriott Austin South	211
	Embassy Suites West Palm Beach Central	194		Holiday Inn Austin NW Arboretum Area	194
Georgia				Courtyard Austin University Area	198
	Courtyard Atlanta Buckhead	181		Courtyard Austin Northwest Arboretum	102
	Residence Inn Atlanta Midtown Historic (1)	78		Courtyard Austin South	110
Hawaii				Courtyard Mesquite	101
	Courtyard Waikiki Beach	399		Courtyard San Antonio Airport Northstar	78
Illinois				Courtyard Houston Sugarland	112
	Marriott Chicago Midway	200		Courtyard Austin Downtown Convention Center	270
	Courtyard Chicago Downtown Magnificent Mile	306		Courtyard Austin Airport	150
	Courtyard Midway Airport	174		Residence Inn Austin Northwest Arboretum	84
	Courtyard Chicago Schaumburg	162		Residence Inn Austin South	66
	Residence Inn Chicago Oak Brook	156		Residence Inn Austin North Parmer Lane	88
	Residence Inn Chicago Schaumburg	125		Residence Inn Houston By The Galleria	146
	Residence Inn Chicago Naperville	130		Residence Inn Austin Round Rock	96
	SpringHill Suites Chicago Schaumburg	132		Residence Inn San Antonio Downtown Market Sq	95
	Fairfield Inn & Suites Chicago Midway Airport	114		Residence Inn Houston Sugarland	78
	Hampton Inn Chicago Midway Airport	170		Residence Inn Austin Downtown Convention Center	179
	Hilton Garden Inn Chicago Midway Airport	174		SpringHill Suites Austin North Parmer Lane	132
	Sleep Inn Midway Airport	121		SpringHill Suites Austin South	152
	Holiday Inn Express & Suites Midway Airport	104		Fairfield Inn & Suites Austin University Area	63
Indiana				Fairfield Inn & Suites Austin South Airport	63
	Courtyard Fort Wayne	142		Fairfield Inn & Suites San Antonio Airport	120
	Courtyard Chicago Southeast Hammond	85		Fairfield Inn & Suites San Antonio Dwntn Mkt	110
	Courtyard Indianapolis @ The Capitol	124		Courtyard Houston By The Galleria	190
	Courtyard Merrillville	112		Hyatt House Houston Galleria	147
	Courtyard South Bend Mishawaka	78		Hyatt House Austin Arboretum	130
	Courtyard Valparaiso	111		Hyatt House Dallas Lincoln Park	155
	Residence Inn Indianapolis Carmel	120		Hyatt House Dallas Uptown	141
	Residence Inn Indianapolis Fishers	78		Hyatt House Dallas Richardson	130
	Residence Inn Chicago Southeast Hammond	78		Hampton Inn Houston Near The Galleria	176

Location	Property Name	Rooms	Location	Property Name	Rooms
	Residence Inn Indianapolis Airport	95		Courtyard Houston Downtown Convention Center	191
	Residence Inn Indianapolis Downtown On The Canal	134		Residence Inn Houston Downtown Convention Center	171
	Residence Inn Merrillville	78		Humble Tower Apartments (3)	n/a
	Residence Inn South Bend	80	Utah
	SpringHill Suites Indianapolis Carmel	126		Courtyard Salt Lake City Airport	154
	SpringHill Suites South Bend Mishawaka	87		Residence Inn Salt Lake City Airport	104
	Fairfield Inn & Suites Chicago SE Hammond	94		Hilton Garden Inn St George	150
	Fairfield Inn & Suites Indianapolis Airport	86
	Fairfield Inn & Suites Merrillville	112
	Fairfield Inn & Suites Valparaiso	63
	Hampton Inn Merrillville	64
	Holiday Inn Express Merrillville	62
	Hilton Garden Inn Bloomington	168
_______________________________________________________________________________

(1)	This property is currently closed for renovation.

(2)
This hotel is owned through a joint venture in which we own a 95.0% economic interest. We are the managing member of this joint venture and control all material decisions related to this hotel. Our joint venture partner is affiliated with the hotel's property manager.

(3)	Property was closed in February 2014. The conversion to a SpringHill Suites is expected to be complete by mid-2015.
Our Hotel Management Agreements
In order to qualify as a REIT, we cannot directly or indirectly operate any of our hotels. We lease our hotels to TRS lessees, which in turn engage property managers to manage our hotels. Each of our hotels is operated pursuant to a hotel management agreement with one of 17 independent hotel management companies. Each hotel management company receives a base management fee and is also eligible to receive an incentive management fee upon the achievement of certain financial benchmarks set forth in each applicable management agreement. The incentive management fee is generally calculated as a percentage of hotel operating profit after we have received a priority return on our investment in the hotel. WLS, a fully-integrated owner, developer and manager of premium-brand hotels, is the management company for 106 of our hotels and the remaining hotels are managed by 16 other hotel management companies located in the United States. Below is a summary of the principal terms of the hotel management agreements with WLS and a general overview of our non-WLS hotel management agreements.
WLS Hotel Management Agreements
Our TRS lessees, as lessees of the respective hotels, have entered into hotel management agreements with WLS for 106 of our hotels. This summary is qualified in its entirety by reference to the form of the WLS hotel management agreement included as an exhibit to this Annual Report on Form 10-K.
Term
Our WLS hotel management agreements contain initial terms of 10 to 20 years and are subject to two automatic renewal terms of five to 10 years each. The WLS hotel management agreements have an average remaining initial term of approximately 13 years.
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
Other Hotel Management Agreements
As of the date of this Annual Report on Form 10-K, 40 of our hotels are managed by 16 hotel management companies other than WLS. Each of these hotels is subject to a hotel management agreement that contains customary terms and conditions that generally are similar to the provisions found in the WLS hotel management agreements described above. The hotel management agreements generally have initial terms that range from one to ten years, and some provide for one or two automatic extension periods ranging from five to ten years. In addition, each hotel management company receives a base management fee ranging from 2.0% to 7.0% of gross hotel revenues and an incentive management fee ranging from 10% to 25% of available cash flow (or other similar metric) as set forth in the applicable management agreement, calculated on a per hotel basis, generally equal to the operating profit of the hotel after deducting a priority return to us based upon a percentage of our total capital investment in the hotels. Each of the non-WLS hotel management agreements also provides us with a right to terminate such management agreement if the hotel management company fails to reach certain performance targets (as provided in the applicable management agreement) or provides us with a right to terminate the management agreement in our sole and absolute discretion. In addition, certain management agreements give us the right to terminate the management agreement upon the sale of the hotel or for any reason upon payment of a stipulated termination fee. The performance targets vary, but generally provide us with the right to terminate the applicable hotel management agreement if the operating profit of the hotel is less than 90% to 95% of the budget targets set forth pursuant to such management agreement and/or the RevPAR is less than 90% to 115% of comparable hotels. The hotel management agreements are also generally terminable by either party upon material casualty or condemnation of the hotel or the occurrence of certain customary events of default.
Franchise Agreements
As of December 31, 2013, 104, 31 and six of our hotels operated under franchise agreements with Marriott, Hilton and Hyatt, respectively. Five of these hotels receive the benefits of a franchise agreement pursuant to management agreements with

Marriott. The remaining six hotels that we own as of December 31, 2013 operate under existing franchise agreements with brands other than Marriott, Hilton or Hyatt.
Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our TRS lessees, as the franchisees, must comply. The franchise agreements obligate our TRS lessees to comply with the franchisors' standards and requirements, including training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the TRS lessee, display of signage and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. Each of the existing franchise agreements for our hotels require that we pay a royalty fee of between 3.0% and 6.0% of the gross room revenue of the hotels and, for certain full service hotels, a royalty fee of between 2.0% and 3.0% on food and beverage revenue. We also must pay marketing, reservation or other program fees ranging between 1.0% and 4.3% of gross room revenue. In addition, under certain of our franchise agreements, the franchisor may require that we renovate guest rooms and public facilities from time to time to comply with then-current brand standards.
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
Amounts Payable under the Leases
During the term of each TRS lease, our TRS lessees are obligated to pay us a fixed annual base rent plus a percentage rent and certain other additional charges that our TRS lessees agree to pay under the terms of the respective TRS lease. Percentage rent is calculated based on revenues generated from guest rooms, food and beverage sales, and certain other sources, including meeting rooms and movie rentals. Base and percentage rents are paid to us monthly and any additional charges are paid to us when due.
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
Maintenance and Modifications
Under each TRS lease, the TRS lessee may, at its expense, make additions, modifications or improvements to the hotel that it deems desirable and that we approve. In addition, our TRS lessees are required, at their expense, to maintain the hotels in good order and repair, except for ordinary wear and tear, and to make repairs that may be necessary and appropriate to keep the hotel in good order and repair. Under the TRS lease, we are responsible for maintaining, at our cost, any underground utilities or structural elements, including exterior walls and the roof of the hotel (excluding, among other things, windows and mechanical, electrical and plumbing systems). Each TRS lessee, when and as required to meet the standards of the applicable hotel management agreement, any applicable hotel franchise agreement or to satisfy the requirements of any lender, must establish an FF&E reserve in an amount equal to up to 5% of gross revenue for the purpose of periodically repairing, replacing or refurbishing furnishings and equipment.
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
Ground Leases
As of December 31, 2013, eight of our hotels were subject to ground leases that cover the land underlying the respective hotels:

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

•
The Courtyard Austin Downtown Convention Center and the Residence Inn Austin Downtown Convention Center, which are situated on the same parcel of land, are subject to a single ground lease with a term that expires on November 14, 2100. In addition to an aggregate annual rent of $0.4 million, we must pay annual percentage rent in the amount by which 3.25% of the total amount of rents for all guest rooms, meeting rooms or conference room exceeds total annual base rent. Under certain circumstances set forth in the ground lease, we will need to obtain the consent of the ground lessor prior to transferring our interest in the ground lease.

•
The Hilton Garden Inn Bloomington is subject to a ground lease with an initial term that expires on January 30, 2053. During the initial term of the ground lease, the total rent is $490, payable in 10 equal annual installments of $49 each, commencing on December 2, 2024. After expiration of the initial term, the ground lease will be automatically extended for five successive 10-year renewal terms unless we give notice of non-renewal or there is an uncured event of default (as defined in the ground lease) at the expiration of the then-current term. Under certain circumstances set forth in the ground lease, we will need to obtain the consent of the ground lessor prior to transferring our interest in the ground lease. The Hilton Garden Inn Bloomington is also subject to an agreement to lease parking spaces with an initial term extending out to 2033. The agreement to lease parking spaces may be extended if certain events occur. The agreement provides for a monthly rental payment based on city ordinance rates (at December 31, 2013 the rate was approximately $2 per month) and the number of parking spaces reserved for the exclusive use of the hotel, plus amounts based on actual usage in excess of the reserved spaces.

•
The Marriott Louisville Downtown is subject to a ground lease with an initial term that expires on June 25, 2053. The annual rent for the initial term of the ground lease is $1 plus a profits participation payment equal to 25% of the amount that net income during any year during the lease term exceeds a specified investment return as calculated based on the terms of the ground lease. After expiration of the initial term, the ground lease will be automatically extended for four successive 25-year terms unless we give notice of non-renewal or there is an uncured event of default (as defined in the ground lease) at the expiration of the then-current term. Under certain circumstances set forth in the ground lease, we will need to obtain the consent of the ground lessor prior to transferring our interest in the ground lease.

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

•
The Courtyard Waikiki Beach is subject to a ground lease with a term extending to 2112. The annual ground rent is $3.5 million through 2016, after which the annual rent shall increase by the increase, if any, in the Consumer Price Index, or CPI, from the immediately preceding calendar year. The increase is limited to 5.0% per annum for the first 10 years in which the annual rent is subject to increase, and 6.0% per annum during the seven subsequent years in which the annual rent is subject to increase. Thereafter, there is no cap on the increase in the CPI.

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
PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange, or the NYSE, under the symbol "RLJ." Below is a summary of the high and low prices of our common shares for each quarterly period for the years ended December 31, 2013 and 2012, as reported on the NYSE and distributions paid by us with respect to each quarterly period.

2013	High	Low	Distribution
January 1, 2013–March 31, 2013	$22.82	$19.72	$0.205
April 1, 2013–June 30, 2013	$24.00	$20.53	$0.205
July 1, 2013–September 30, 2013	$24.70	$22.28	$0.205
October 1, 2013–December 31, 2013	$25.57	$22.60	$0.240

2012	High	Low	Distribution
January 1, 2012–March 31, 2012	$19.11	$16.58	$0.165
April 1, 2012–June 30, 2012	$19.75	$16.74	$0.165
July 1, 2012–September 30, 2012	$19.45	$16.61	$0.165
October 1, 2012–December 31, 2012	$19.66	$16.86	$0.205

_______________________________________________________________________________
On December 31, 2013 and February 20, 2014, the closing price of our common shares as reported on the NYSE was $24.32 and $25.70, respectively.
Share Return Performance
The following graph compares the total shareholder return of our common shares against the cumulative total returns of the Standard & Poor's Corporation Composite 500 Index and the Morgan Stanley Capital International United States REIT Index, or the MSCI US REIT Index for the period from May 11, 2011, the date of the initial listing of our common shares of beneficial interest on the NYSE to December 31, 2013. The graph assumes an initial investment of $100 in our common shares and in each of the indices, and also assumes the reinvestment of dividends.

Name	Initial Investment at May 11, 2011	Value of Initial Investment at Dec 31, 2011	Value of Initial Investment at Dec 31, 2012	Value of Initial Investment at Dec 31, 2013
RLJ Lodging Trust	$100.00	$97.64	$116.67	$151.95
S&P 500 Index	$100.00	$95.05	$110.26	$145.96
MSCI US REIT Index	$100.00	$97.87	$115.32	$118.20
_______________________________________________________________________________
This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Shareholder Information
At February 20, 2014, we had 93 holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than record holders. At February 20, 2014, there were four holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for our common shares.
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
The credit agreements governing our $300 million unsecured revolving credit facility and our unsecured term loans limit our ability to pay cash dividends. However, so long as no default or event of default exists, the credit agreements allow us to pay cash dividends with respect to any period of four fiscal quarters in an amount not to exceed (i) 95% of adjusted funds from operations (as defined in the credit agreements), (ii) the amount required for us to maintain our status as a REIT (including the right to distribute 100% of net capital gain) under Sections 856 through 860 of the Code, and (iii) the amount necessary for us to avoid income or excise tax under the Code. If certain defaults or events of default exist, we may pay cash dividends with respect to any fiscal year in an aggregate amount not to exceed the greater of (x) the minimum amount required for us to maintain our status as a REIT under Sections 856 through 860 of the Code, or (y) the amount necessary to avoid income or excise tax under the Code.
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
Unregistered Sales of Equity Securities
The Company did not sell any securities during the fiscal year ended December 31, 2013 that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
During the year ended December 31, 2013, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2011 Equity Incentive Plan, or the 2011 Plan.

The following table summarizes all of these repurchases during the year ended December 31, 2013:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2013 through January 31, 2013	—		—	N/A	N/A
February 1, 2013 through February 28, 2013	24,545	(1)	$21.00	—	N/A
March 1, 2013 through March 31, 2013	9,794	(1)	$21.63	—	N/A
April 1, 2013 through April 30, 2013	—		—	N/A	N/A
May 1, 2013 through May 31, 2013	33,948	(1)	$23.55	—	N/A
June 1, 2013 through June 30, 2013	10,341	(1)	$23.18	—	N/A
July 1, 2013 through July 31, 2013	—		—	N/A	N/A
August 1, 2013 through August 31, 2013	36,556	(1)	$23.63	—	N/A
September 1, 2013 through September 30, 2013	10,514	(1)	$23.02	—	N/A
October 1, 2013 through October 31, 2013	—		—	N/A	N/A
November 1, 2013 through November 30, 2013	37,203	(1)	$24.41	—	N/A
December 1, 2013 through December 31, 2013	10,508	(1)	$24.10	—	N/A
Total for the year ended December 31, 2013	173,409
_______________________________________________________________________________

(1)
The number of shares purchased represents common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2011 Plan. With respect to these shares, the price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal and state tax obligations.

Item 6.    Selected Financial Data
The following selected historical combined financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical combined consolidated financial statements as of December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011, and the related notes included elsewhere in this Annual Report on Form 10-K.
We completed our IPO on May 16, 2011. Due to the timing of the IPO, we present herein certain combined consolidated historical financial data for us and our predecessor. Our predecessor was not a legal entity, but rather a combination of the real estate hospitality assets, liabilities and operations of Fund II and Fund III and substantially all of the assets, liabilities and operations of RLJ Development. The historical combined consolidated financial data for our predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of the IPO.
The selected historical combined financial information as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 has been derived from our audited historical financial statements. Due to the timing of the IPO, the results of operations for the years ended December 31, 2010 and 2009 reflect the financial condition and results of operations of our predecessor. The results of operations for the year ended December 31, 2011 reflect the financial condition and results of operations of our predecessor together with our Company.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Room revenue	$844,741	$738,207	$653,044	$442,184	$386,071
Other property revenue	125,639	111,478	101,861	70,939	66,060
Total revenue	970,380	849,685	754,905	513,123	452,131
Expenses:
Room expense	186,667	162,039	145,859	95,364	83,124
Other property expense	388,440	346,898	312,254	213,573	193,458
Total property operating expense	575,107	508,937	458,113	308,937	276,582
Depreciation and amortization	127,231	126,340	127,420	96,284	90,634
Property tax, insurance and other	63,627	52,745	46,289	32,182	32,923
Impairment loss	—	—	—	—	55,123
General and administrative(1)	35,466	31,086	24,175	19,534	18,186
Transaction and pursuit costs	4,410	3,520	3,996	14,345	8,665
IPO Costs	—	—	10,733	—	—
Total operating expenses	805,841	722,628	670,726	471,282	482,113
Operating income/(loss)	164,539	127,057	84,179	41,841	(29,982)
Interest and other income	7,431	1,463	2,683	3,980	1,571
Interest expense	(64,348)	(83,689)	(95,362)	(86,047)	(87,108)
Income (loss) before provision for income tax (expense)/ benefit	107,622	44,831	(8,500)	(40,226)	(115,519)
Income tax expense	(879)	(1,369)	(740)	(943)	(1,777)
Net income (loss) from continuing operations	106,743	43,462	(9,240)	(41,169)	(117,296)
Net (income) loss attributable to noncontrolling interests	(1,258)	(39)	(309)	213	—
Distributions to preferred shareholders	—	—	(61)	(62)	(62)
Net income (loss) from continuing operations available to shareholders/owners	$105,485	$43,423	$(9,610)	$(41,018)	$(117,358)

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Balance Sheet Data:
Investment in hotel and other properties, net	$3,241,163	$3,073,483	$2,820,457	$2,626,690	$1,877,583
Cash and cash equivalents	332,248	115,861	310,231	267,454	151,382
Total assets	3,717,974	3,346,385	3,290,018	3,045,824	2,202,865
Total debt	1,409,665	1,413,651	1,341,735	1,747,077	1,598,991
Total other liabilities	161,975	124,823	114,295	75,014	118,127
Total owners' equity	2,146,334	1,807,911	1,833,988	1,223,733	485,747
Per Share Data:
Basic income (loss) from continuing operations per share	$0.89	$0.40	$(0.10)
Diluted income (loss) from continuing operations per share (2)	$0.88	$0.40	$(0.10)
Weighted average shares outstanding—basic	117,950,066	105,423,604	95,340,666
Weighted average shares outstanding—diluted (2)	118,738,626	105,748,686	95,340,666
Dividends declared per share	$0.86	$0.70	$0.38
_______________________________________________________________________________

(1)
The general and administrative expense includes non-cash share compensation expense amortization for restricted share grants of $13,078, $8,626 and $3,284 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Overview

We are a self-advised and self-administered Maryland real estate investment trust, or REIT, that acquires primarily premium-branded, focused-service and compact full-service hotels. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in markets that we believe exhibit multiple demand generators and high barriers to entry.

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

As of December 31, 2013, we owned 149 properties, comprised of 147 hotels with approximately 22,300 rooms and two planned hotel conversions, located in 22 states and the District of Columbia, interests in land parcels located adjacent to certain hotels and an interest in a mortgage loan secured by a hotel.  We own, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of one property in which we own a 95% controlling interest in a joint venture.

Recent Significant Activities

Our recent significant activities reflect our commitment to maximizing shareholder value through selective acquisitions in high-growth markets, value-add renovations and conservative balance sheet management. During the year ended December 31, 2013, the following significant activities took place:

•
Completed our follow-on public offering of 15,870,000 common shares of beneficial interest at a public offering price of $21.60 per share, for net proceeds of approximately $327.5 million, after deducting the underwriting discount and other estimated offering costs.

•	Purchased six properties for an aggregate purchase price of $208.0 million.

•	Acquired one hotel property by foreclosing on the mortgage loan and recorded a gain on foreclosure of $4.9 million.

•	Sold one hotel property for $2.5 million and recorded a gain on sale of $2.1 million.

•	Disposed of two hotel properties by transferring them to their lenders and recorded a gain on the extinguishment of indebtedness of $5.7 million.

•	Repaid $577.4 million of mortgage indebtedness.

•	Entered into a new $350.0 million five-year unsecured term loan, a $100.0 million expansion of our existing seven-year unsecured term loan, and $150.0 million of secured financing.

•	Entered into eleven interest rate swaps with a notional amount of $1.0 billion.

•	Granted 383,187 restricted common shares of beneficial interest to trustees and certain employees.

Our Customers

Substantially all of our hotels consist of premium-branded focused-service and compact full-service hotels. As a result of this property profile, the majority of our customers are transient in nature. Transient business typically represents individual business or leisure travelers. The majority of our hotels are located in business districts within major metropolitan areas. Accordingly, business travelers represent the majority of the transient demand at our hotels. As a result, macroeconomic factors impacting business travel have a greater effect on our business than factors impacting leisure travel.

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

Our operating costs and expenses consist of the costs to provide hotel services, including room expense, food and beverage expense, management fees and other operating expenses. Room expense includes housekeeping wages and payroll taxes, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other hotel expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, franchise fees, sales and marketing, repairs and maintenance and utility costs. Our hotels are managed by independent, third-

party management companies under long-term agreements under which the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. We generally receive a cash distribution from the hotel management companies on a monthly basis, which reflects hotel-level sales less hotel-level operating expenses.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 87.1% of our total revenue for the year ended December 31, 2013 and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
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
For the year ended December 31, 2013, the portfolio wide RevPAR penetration index of our hotels was 113.2 which indicates that, on average, our hotels maintained a market share premium of approximately 13.2% in relation to their competitive set.
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
We expect that our ADR, occupancy and RevPAR performance will be impacted by macroeconomic factors such as regional and local employment growth, government spending, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport activity, business and leisure travel demand, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy and RevPAR performance are dependent on the continued success of the Marriott, Hilton and Hyatt brands.

•	Revenue—Substantially all of our revenue is derived from the operation of hotels. Specifically, our revenue is comprised of:

◦	Room revenue—Occupancy and ADR are the major drivers of room revenue. Room revenue accounts for the substantial majority of our total revenue.

◦
Food and beverage revenue—Occupancy, the nature of the property and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage business through catering functions when compared to transient business, which may or may not utilize the hotel's food and beverage outlets).

◦
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

◦
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

◦
Food and beverage expense—These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions generally are more profitable than restaurant, bar or other on-property food and beverage outlets) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.

◦
Management fees—Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels. See "Our Properties—Our Hotel Management Agreements."

◦
Other operating expenses—These expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, franchise fees, sales and marketing, repairs and maintenance and utility costs.

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
Results of Operations

At December 31, 2013, 2012 and 2011 we owned 149, 145 and 141 properties, respectively.  We sold or transfered three hotels during the periods presented, which are included in discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively.  Based on when a property is acquired or closed for renovation, operating results for certain properties are not comparable for the years ended December 31, 2013, 2012 and 2011.  The properties listed in the table below are hereafter referred to as non-comparable properties:

Non-comparable property for the
Property	Location	Acquisition Date	years ended December 31, 2013 and 2012	years ended December 31, 2012 and 2011
Fairfield Inn & Suites Washington DC Downtown (1)	Washington, DC	June 1, 2010		x
Hotel Indigo New Orleans Garden District (2)	New Orleans, LA	October 26, 2010	x	x
Hampton Inn Houston Near The Galleria	Houston, TX	March 14, 2011		x
Courtyard Charleston Historic District	Charleston, SC	October 27, 2011		x
Residence Inn Bethesda Downtown	Bethesda, MD	May 29, 2012	x	x
Courtyard New York Manhattan Upper East Side	New York, NY	May 30, 2012	x	x
Hilton Garden Inn San Francisco Oakland Bay Bridge	Emeryville, CA	June 11, 2012	x	x
Embassy Suites Boston Waltham	Waltham, MA	November 13, 2012	x	x
Courtyard Houston Downtown Convention Center	Houston, TX	March 19, 2013	x	n/a
Residence Inn Houston Downtown Convention Center	Houston, TX	March 19, 2013	x	n/a
Humble Tower Apartments (3)	Houston, TX	March 19, 2013	x	n/a
Courtyard Waikiki Beach	Honolulu, HI	June 17, 2013	x	n/a
Courtyard San Francisco (4)	San Francisco, CA	June 21, 2013	x	n/a
Residence Inn Atlanta Midtown Historic (5)	Atlanta, GA	August 6, 2013	x	n/a
SpringHill Suites Portland Hillsboro	Hillsboro, OR	October 8, 2013	x	n/a
_______________________________________________________________________________

(1)	Property was closed for renovation from December 18, 2010 until March 29, 2011.

(2)	Property was closed for renovation until December 27, 2012.

(3)	Property was closed in February 2014. The conversion to a SpringHill Suites is expected to be complete by mid-2015.

(4)	Property is closed and undergoing conversion. The conversion to a Courtyard is expected to be complete by late 2014.

(5)	Property is closed and undergoing renovation. The renovation is expected to be complete in late 2014.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

	For the year ended December 31,
	2013	2012	$ change	% change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$844,741	$738,207	$106,534	14.4%
Food and beverage revenue	97,083	87,549	9,534	10.9%
Other operating department revenue	28,556	23,929	4,627	19.3%
Total revenue	970,380	849,685	120,695	14.2%
Expense
Operating expense
Room expense	186,667	162,039	24,628	15.2%
Food and beverage expense	67,945	60,427	7,518	12.4%
Management fee expense	34,956	29,906	5,050	16.9%
Other operating expense	285,539	256,565	28,974	11.3%
Total property operating expense	575,107	508,937	66,170	13.0%
Depreciation and amortization	127,231	126,340	891	0.7%
Property tax, insurance and other	63,627	52,745	10,882	20.6%
General and administrative	35,466	31,086	4,380	14.1%
Transaction and pursuit costs	4,410	3,520	890	25.3%
Total operating expense	805,841	722,628	83,213	11.5%
Operating income	164,539	127,057	37,482	29.5%
Other income	903	433	470	108.5%
Interest income	1,665	1,664	1	0.1%
Interest expense	(64,348)	(83,689)	19,341	(23.1)%
Loss on disposal	—	(634)	634	(100.0)%
Gain on foreclosure	4,863	—	4,863	—
Income from continuing operations before income taxes	107,622	44,831	62,791	140.1%
Income tax expense	(879)	(1,369)	490	(35.8)%
Income from continuing operations	106,743	43,462	63,281	145.6%
Income (loss) from discontinued operations	7,436	(2,143)	9,579	(447.0)%
Net income	114,179	41,319	72,860	176.3%
Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	(540)	404	(944)	(233.7)%
Noncontrolling interest in common units of Operating Partnership	(718)	(425)	(293)	68.9%
Net income attributable to common shareholders	$112,921	$41,298	$71,623	173.4%
 _______________________________________________________________________________

Revenue

Total revenue increased $120.7 million, or 14.2%, to $970.4 million for the year ended December 31, 2013 from $849.7 million for the year ended December 31, 2012. The increase was a result of $67.1 million in revenue attributable to non-comparable properties and a 7.1% increase in RevPAR at the comparable properties.

The following are the key hotel operating statistics for comparable properties at December 31, 2013 and 2012, respectively:

	For the year ended December 31,
	2013	2012	% Change
Number of comparable properties (at end of period)	137	137
Occupancy %	74.3%	72.4%	2.7%
ADR	$138.34	$132.70	4.3%
RevPAR	$102.85	$96.06	7.1%
_______________________________________________________________________________

For the year ended December 31, 2013, portfolio RevPAR was $105.58, representing a 9.0% increase over portfolio RevPAR for the year ended December 31, 2012. The increase in portfolio RevPAR was driven by a 5.8% increase in ADR and a 3.0% increase in occupancy.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $106.5 million, or 14.4%, to $844.7 million for the year ended December 31, 2013 from $738.2 million for the year ended December 31, 2012.  This increase was a result of $57.9 million of room revenue from non-comparable properties and a 7.1% increase in RevPAR at the comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $9.5 million, or 10.9%, to $97.1 million for the year ended December 31, 2013 from $87.5 million for the year ended December 31, 2012. The increase includes $5.1 million in food and beverage revenue arising from non-comparable properties.  Food and beverage revenue for the remainder of the portfolio increased $4.4 million.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $4.6 million, or 19.3%, to $28.6 million for the year ended December 31, 2013 from $23.9 million for the year ended December 31, 2012.  This increase was primarily due to $4.1 million of other operating department revenue from non-comparable properties.

Property Operating Expense

Property operating expense increased $66.2 million, or 13.0%, to $575.1 million for the year ended December 31, 2013 from $508.9 million for the year ended December 31, 2012. This increase includes $40.5 million in property operating expense attributable to non-comparable properties. The remaining increase was primarily attributable to higher room expense, food and beverage expense, other operating department costs and management and franchise fees at the comparable properties.  Room expense, food and beverage expense, and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $0.9 million, or 0.7%, to $127.2 million for the year ended December 31, 2013 from $126.3 million for the year ended December 31, 2012. The increase is the result of a $9.0 million increase in depreciation and amortization expense arising from non-comparable properties, partially offset by FF&E at hotels being fully depreciated during the periods and $4.7 million of accelerated depreciation that was recorded in 2012, but not in 2013.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $10.9 million, or 20.6%, to $63.6 million for the year ended December 31, 2013 from $52.7 million for the year ended December 31, 2012.  The increase includes $5.6 million in property tax, insurance and other expense attributable to non-comparable properties.  The remaining increase of $5.3 million is the net impact of increasing property tax assessments offset by favorable resolution of property tax appeals at comparable properties.

General and Administrative

General and administrative expense increased $4.4 million, or 14.1%, to $35.5 million for the year ended December 31, 2013 from $31.1 million for the year ended December 31, 2012.  The increase in general and administrative expense is primarily attributable to an increase in amortization of restricted share awards and performance units of $1.9 million and $2.6 million, respectively.

Interest Expense

The components of our interest expense for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	For the year ended December 31,
	2013	2012
Mortgage indebtedness	$44,290	$74,712
Revolving credit facility and term loans	15,574	3,525
Amortization of deferred financing fees	4,484	5,452
Total interest expense	$64,348	$83,689
_______________________________________________________________________________

Interest expense decreased $19.3 million, or 23.1%, to $64.3 million for the year ended December 31, 2013 from $83.7 million for the year ended December 31, 2012.  The decrease in interest expense was the result of a decrease of $30.4 million of interest expense due to decreases in principal balances from mortgage amortization as well as $566.6 million of mortgage principal balances that were paid down and a decrease in amortization of deferred financing fees of $2.0 million. Partially offsetting this was an increase in interest incurred on the revolving credit facility and term loans of $12.0 million and accelerated amortization of deferred financing fees related to the paydown of mortgage indebtedness of $1.0 million.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes.  Income tax expense decreased $0.5 million to $0.9 million for the year ended December 31, 2013 from $1.4 million for the year ended December 31, 2012, primarily as a result of the recognition of deferred tax benefits related to our TRSs in 2013. The effective tax rates were 10.1% and 6.2% for the years ended December 31, 2013 and 2012, respectively.

Income from Discontinued Operations

Income from discontinued operations increased $9.6 million to $7.4 million for the year ended December 31, 2013 from a loss of $2.1 million for the year ended December 31, 2012.  Income from discontinued operations for the year ended December 31, 2013 includes a $2.1 million gain on the sale of the Fairfield Inn Memphis, Tennessee, a $3.3 million gain on extinguishment of indebtedness from the Courtyard Goshen, Indiana and a $2.4 million gain on extinguishment of indebtedness from the SpringHill Suites Southfield, Michigan.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

	For the year ended December 31,
	2012	2011	$ change	% change
	(amounts in thousands)
Revenue
Hotel operating revenue
Room revenue	$738,207	$653,044	$85,163	13.0%
Food and beverage revenue	87,549	81,741	5,808	7.1%
Other operating department revenue	23,929	20,120	3,809	18.9%
Total revenue	849,685	754,905	94,780	12.6%
Expense
Operating expense
Room expense	162,039	145,859	16,180	11.1%
Food and beverage expense	60,427	56,540	3,887	6.9%
Management fee expense	29,906	25,904	4,002	15.4%
Other operating expense	256,565	229,810	26,755	11.6%
Total property operating expense	508,937	458,113	50,824	11.1%
Depreciation and amortization	126,340	127,420	(1,080)	(0.8)%
Property tax, insurance and other	52,745	46,289	6,456	13.9%
General and administrative	31,086	24,175	6,911	28.6%
Transaction and pursuit costs	3,520	3,996	(476)	(11.9)%
IPO costs	—	10,733	(10,733)	(100.0)%
Total operating expense	722,628	670,726	51,902	7.7%
Operating income	127,057	84,179	42,878	50.9%
Other income	433	1,001	(568)	(56.7)%
Interest income	1,664	1,682	(18)	(1.1)%
Interest expense	(83,689)	(95,362)	11,673	(12.2)%
Loss on disposal	(634)	—	(634)	—%
Income (loss) from continuing operations before income taxes	44,831	(8,500)	53,331	(627.4)%
Income tax expense	(1,369)	(740)	(629)	85.0%
Income (loss) from continuing operations	43,462	(9,240)	52,702	(570.4)%
(Loss) income from discontinued operations	(2,143)	20,949	(23,092)	(110.2)%
Net income	41,319	11,709	29,610	252.9%
Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	404	(47)	451	(959.6)%
Noncontrolling interest in common units of Operating Partnership	(425)	(255)	(170)	66.7%
Net income attributable to common shareholders	41,298	11,407	29,891	262.0%
Distributions to preferred unitholders	—	(61)	61	(100.0)%
Net income attributable to common shareholders	$41,298	$11,346	$29,952	264.0%
_______________________________________________________________________________

Revenue

Total revenue increased $94.8 million, or 12.6%, to $849.7 million for the year ended December 31, 2012 from $754.9 million for the year ended December 31, 2011. The increase was a result of $42.0 million in revenue attributable to non-comparable properties and a 6.9% increase in RevPAR at the comparable properties.

The following are the key hotel operating statistics for comparable properties at December 31, 2012 and 2011, respectively:

	For the year ended December 31,
	2012	2011	% Change
Number of comparable properties (at end of period)	134	134
Occupancy %	72.3%	71.6%	1.1%
ADR	$131.79	$124.64	5.7%
RevPAR	$95.34	$89.22	6.9%
_______________________________________________________________________________

For the year ended December 31, 2012, portfolio RevPAR was $96.84, representing a 9.0% increase over portfolio RevPAR for the year ended December 31, 2011. The increase in portfolio RevPAR was driven by a 7.1% increase in ADR and a 1.8% increase in occupancy.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $85.2 million, or 13.0%, to $738.2 million for the year ended December 31, 2012 from $653.0 million for the year ended December 31, 2011.  This increase was a result of $37.3 million of room revenue from non-comparable properties and a 6.9% increase in RevPAR at the comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $5.8 million, or 7.1%, to $87.5 million for the year ended December 31, 2012 from $81.7 million for the year ended December 31, 2011. The increase includes $3.0 million in food and beverage revenue arising from non-comparable properties.  Food and beverage revenue for the remainder of the portfolio increased $2.8 million.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $3.8 million, or 18.9%, to $23.9 million for the year ended December 31, 2012 from $20.1 million for the year ended December 31, 2011.  The increase was due to $1.7 million of other operating department revenue from non-comparable properties, a $1.5 million increase in parking revenue across the portfolio and an increase of $0.6 million of other operating revenue.

Hotel Operating Expense

Hotel operating expense increased $50.8 million, or 11.1%, to $508.9 million for the year ended December 31, 2012 from $458.1 million for the year ended December 31, 2011. This increase includes $23.0 million in hotel operating expense attributable to non-comparable properties. The remaining increase was primarily attributable to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.1 million, or 0.8%, to $126.3 million for the year ended December 31, 2012 from $127.4 million for the year ended December 31, 2011. The decrease is partially attributable to a net decrease of $2.9 million of accelerated depreciation. For the years ended 2012 and 2011, we recorded accelerated depreciation on furniture, fixtures and equipment of $4.7 million and $7.6 million, respectively, in conjunction with brand conversions under our 2011 capital improvement plan. Additionally, the decrease reflects approximately $69.3 million of furniture, fixtures and equipment that were fully depreciated during 2012.  Partially offsetting this was a $3.9 million increase in depreciation and amortization expense arising from non-comparable properties and a $9.1 million increase in depreciation on building and furniture, fixtures and equipment for property improvement capital expenditures made during 2012.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $6.5 million, or 13.9%, to $52.7 million for the year ended December 31, 2012 from $46.3 million for the year ended December 31, 2011.  The increase includes $3.3 million in property tax, insurance and other expense attributable to non-comparable properties.  The remaining increase of $3.2 million is the net impact of increasing property tax assessments offset by favorable resolution of property tax appeals at the comparable properties.

General and Administrative

General and administrative expense increased $6.9 million, or 28.6%, to $31.1 million for the year ended December 31, 2012 from $24.2 million for the year ended December 31, 2011.  The increase in general and administrative expense is primarily attributable to an increase in amortization of restricted share awards of $5.3 million, an increase in filing fees and other expenses of being a publicly traded company of $0.4 million and an increase in professional fees of $1.2 million.

Interest Expense

The components of our interest expense for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	For the year ended December 31,
	2012	2011
Mortgage indebtedness	$74,712	83,363
Revolving credit facility and term loans	3,525	6,156
Amortization of deferred financing fees	5,452	5,842
Total interest expense	$83,689	$95,361
_______________________________________________________________________________

Interest expense decreased $11.7 million, or 12.2%, to $83.7 million for the year ended December 31, 2012 from $95.4 million for the year ended December 31, 2011.  The decrease was primarily due to a decrease in interest expense on mortgage loans of $4.8 million, a decrease in interest expense on credit facilities and term loans of $2.8 million and the expiration of unfavorable interest rate hedges resulting in a decrease in hedge driven interest expense of $3.6 million. Additionally, in 2012, $1.5 million was incurred for the prepayment of mortgage indebtedness, compared to $2.9 million in 2011. Partially offsetting this decrease was $1.8 million that was reclassified from accumulated other comprehensive loss to interest expense related to hedges that were ineffective in offsetting variable cash flows.

Income Taxes

As part of our structure, we own taxable REIT subsidiaries that are subject to federal and state income taxes.  The effective tax rates were 6.2% and 1.7% for the year ended December 31, 2012 and 2011, respectively. Our income tax expense increased $0.6 million to $1.4 million for the year ended December 31, 2012 from $0.7 million for the year ended December 31, 2011, primarily as a result of the recording of a one-time benefit during 2011 related to the disposal of an acquired tax attribute of $0.6 million.

Income from Discontinued Operations

Income from discontinued operations decreased $23.1 million to a loss of $2.1 million for the year ended December 31, 2012 from $20.9 million for the year ended December 31, 2011.  Income from discontinued operations for the year ended December 31, 2011 includes a $23.5 million gain on extinguishment of indebtedness from the New York LaGuardia Airport Marriott.

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

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the year ended December 31,
	2013	2012	2011
Net income (1)	$114,179	$41,319	$11,709
Gain on sale of property	(2,081)	—	—
Depreciation and amortization	127,231	126,340	127,420
Distributions to preferred unitholders	—	—	(61)
Loss on disposal	—	634	—
Gain on extinguishment of indebtedness (2)	(5,708)	—	(23,515)
Impairment loss	—	896	—
Noncontrolling interest in joint venture	(540)	404	(47)
Adjustments related to discontinued operations (3)	199	458	3,294
Adjustments related to joint venture (4)	(484)	(451)	(308)
FFO attributable to common shareholders	232,796	169,600	118,492
Gain on foreclosure	(4,863)	—	—
Transaction and pursuit costs	4,410	3,520	3,996
IPO Costs (5)	—	—	10,733
Amortization of share based compensation	13,078	8,626	3,284
Loan related costs (6)(7)(8)	1,046	3,451	4,303
Other expenses (9)(10)(11)	157	436	1,362
Adjusted FFO	$246,624	$185,633	$142,170
 _______________________________________________________________

(1)	Includes net income from discontinued operations.

(2)
For the year ended December 31, 2013, this includes the gain on extinguishment of indebtedness from the SpringHill Suites Southfield, Michigan and Courtyard Goshen, Indiana. For the year ended December 31, 2011, this includes the gain on the transfer of title to the New York LaGuardia Marriott hotel to the lenders pursuant to a deed in lieu of foreclosure. These gains are included in discontinued operations.

(3)	Includes depreciation and amortization expense from discontinued operations.

(4)	Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(5)	Includes expenses related to the transfer and assumption of indebtedness and other contractual obligations of our predecessor in connection with the IPO and our formation transactions.

(6)	Includes $0.7 million for the year ended December 31, 2012 of default interest and penalties incurred in connection with SpringHill Suites Southfield, Michigan mortgage loan.

(7)
Includes $1.0 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively, of accelerated amortization of deferred financing fees related to the amendment and restatement of our credit facility.

(8)	Includes $1.4 million and $4.3 million for the years ended December 31, 2012 and 2011, respectively, of incremental interest expense related to the accelerated payoff of mortgage indebtedness.

(9)	Includes $0.1 million for the year ended December 31, 2013 of accelerated amortization of deferred management fees.

(10)	Includes less than $0.1 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively, of legal expenses outside the normal course of operations.

(11)	Includes $1.4 million for the year ended December 31, 2011 of certain compensation obligations of our predecessor not continued.
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

We further adjust EBITDA for certain additional items such as discontinued operations, hotel transaction and pursuit costs, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of business. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDA, is beneficial to an investor’s understanding of our operating performance.

The following is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the year ended December 31,
	2013	2012	2011
Net income (1)	$114,179	$41,319	$11,709
Depreciation and amortization	127,231	126,340	127,420
Distributions to preferred unitholders	—	—	(61)
Interest expense, net (2)	64,317	83,653	95,308
Income tax expense	879	1,369	740
Noncontrolling interest in joint venture	(540)	404	(47)
Adjustments related to discontinued operations (3)	572	1,744	4,440
Adjustments related to joint venture (4)	(484)	(1,199)	(1,007)
EBITDA	306,154	253,630	238,502
Transaction and pursuit costs	4,410	3,520	3,996
Gain on sale of property	(2,081)	—	—
IPO Costs (5)	—	—	10,733
Gain on foreclosure	(4,863)	—	—
Gain on extinguishment of indebtedness (6)	(5,708)	—	(23,515)
Impairment loss	—	896	—
Loss on disposal	—	634	—
Amortization of share based compensation	13,078	8,626	3,284
Other expenses (7)(8)(9)	157	436	1,362
Adjusted EBITDA	$311,147	$267,742	$234,362

(1)	Includes net income from discontinued operations.

(2)	Excludes amounts attributable to investment in loans of $1.6 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

(3)	Includes depreciation, amortization and interest expense related to discontinued operations.

(4)	Includes depreciation, amortization and interest expense allocated to the noncontrolling interest in joint venture.

(5)	Includes expenses related to the transfer and assumption of indebtedness and other contractual obligations of our predecessor in connection with the IPO and our formation transactions.

(6)
For the year ended December 31, 2013, this includes the gain on extinguishment of indebtedness from the SpringHill Suites Southfield, Michigan and Courtyard Goshen, Indiana. For the year ended December 31, 2011, this includes the gain on the transfer of title to the New York LaGuardia Marriott hotel to the lenders pursuant to a deed in lieu of foreclosure. These gains are included in discontinued operations.

(7)	Includes $0.1 million for the year ended December 31, 2013 of accelerated amortization of deferred management fees.

(8)	Includes less than $0.1 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively, of legal expenses outside the normal course of operations.

(9)	Includes $1.4 million for the year ended December 31, 2011 of certain compensation obligations of our predecessor not continued.
Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our properties, including:

•	recurring maintenance and capital expenditures necessary to maintain our properties in accordance with brand standards;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	distributions necessary to qualify for taxation as a REIT; and

•	capital expenditures to improve our properties, including capital expenditures required by our franchisors.

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

Credit Facilities

We entered into a credit agreement on November 20, 2012 that provides for (i) an unsecured revolving credit facility of up to $300.0 million with a scheduled maturity date of November 20, 2016 with a one-year extension option, or the Revolver, and (ii) an unsecured term loan of $275.0 million with a scheduled maturity date of November 20, 2017, or the 2012 Five-Year Term Loan.   The credit agreement amends and restates in its entirety our prior unsecured revolving credit facility, which was originally entered into as of June 20, 2011.  In addition, on November 20, 2012 we also entered into an unsecured term loan of $125.0 million with a scheduled maturity date of November 20, 2019, or the Seven-Year Term Loan. On August 27, 2013, the Company amended the Seven-Year Term Loan to increase the borrowings on the Seven-Year Term Loan to $225.0 million.

We also entered into an unsecured $350.0 million term loan on August 27, 2013 with a scheduled maturity date of August 27, 2018, or the 2013 Five-Year Term Loan, and collectively with the 2012 Five-Year Term Loan and the Seven-Year Term Loan, the Term Loans.

The credit agreements for these loans require that a group of no less than 20 of our hotel properties remain unencumbered by outstanding indebtedness.  The credit agreements contain certain financial covenants relating to our maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists we are not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of December 31, 2013, we were in compliance with all financial covenants.

In 2012, we incurred $5.2 million in fees related to the Revolver, 2012 Five-Year Term Loan and Seven-Year Term Loan. In 2013, we incurred $3.0 million in fees related to the 2013 Five-Year Term Loan and the Seven-Year Term Loan amendment. All of these amounts were deferred and are being amortized over their respective terms.

Borrowings under the Revolver and Term Loans bear interest at variable rates equal to the London InterBank Offered Rate, or LIBOR, plus an applicable margin.  The margin ranges from 1.65% to 3.00%, depending on our leverage ratio, as calculated under the terms of each facility.  We incur an unused facility fee on the Revolver of between 0.25% and 0.35%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of outstanding borrowings.

Under the terms of the credit agreement for the Revolver, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on our behalf by the lenders under the Revolver.  We will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit reduce the available borrowings on the Revolver by a corresponding amount.  No standby letters of credit were outstanding at December 31, 2013. We also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans reduce the available borrowings on the credit facility by a corresponding amount.  No swingline loans were outstanding at December 31, 2013.

Prior Credit Facility

We entered into an unsecured revolving credit facility, or the Prior Credit Facility, on June 20, 2011, that provided for maximum borrowings of up to $300.0 million.  The Prior Credit Facility required that a group of no less than 15 of our hotel properties remain unencumbered by outstanding indebtedness.  The Prior Credit Facility contained certain financial covenants relating to our maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default existed, we were not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of December 31, 2012, we were in compliance with all financial covenants.   On November 20, 2012, the Prior Credit Facility agreement was amended and restated in its entirety with the Revolver and 2012 Five-Year Term Loan as discussed above.

We incurred $3.0 million in fees related to the Prior Credit Facility that were deferred and were being amortized over its term.  On November 20, 2012, when the Prior Credit Facility agreement was amended and restated in its entirety, approximately $1.7 million of the fees unamortized at the time of the amendment and restatement were transferred to the Revolver and will be amortized over the term of that credit facility.

Borrowings under the Prior Credit Facility bore interest at variable rates equal to LIBOR plus an applicable margin.  The margin ranged from 2.25% to 3.25%, depending on our leverage ratio, as calculated under the terms of the credit facility.  We incurred an unused facility fee of between 0.30% and 0.40%, based on the amount by which the maximum borrowing amount exceeded the total principal balance of outstanding borrowings.

Prior Term Loan
On January 14, 2011, Fund III entered into a $140.0 million unsecured term loan, or the Prior Term Loan. Fund III agreed to maintain an unencumbered asset pool of ten hotel properties during the term of the Prior Term Loan. The Prior Term Loan had an original maturity date of September 30, 2011, with two six-month extension options, and bore interest at LIBOR plus 4.25%, with a LIBOR floor of 1.00%. For the year ended December 31, 2011, we incurred $5.1 million of interest expense related to the Prior Term Loan. On September 30, 2011, we amended the Prior Term Loan to extend the maturity date to November 15, 2011, with one extension to December 31, 2011, at our option. On October 21, 2011, the Prior Term Loan was fully repaid.

As of December 31, 2013, and for the years ended December 31, 2013, 2012 and 2011, details of the credit facilities are as follows (in thousands):

	Outstanding borrowings at	Interest rate at	Interest expense for the year ended December 31,
	December 31, 2013	December 31, 2013 (1)	2013	2012	2011
Revolver (2)	$—	n/a	1,222	158	—
2012 Five-Year Term Loan	275,000	1.87%	5,453	662	—
Seven-Year Term Loan (3)	225,000	4.04%	5,049	359	—
2013 Five-Year Term Loan (4)	350,000	3.25%	3,850	—	—
Prior Credit Facility (5)	—	n/a	—	2,345	662
Prior Term Loan	—	n/a	—	—	5,494
Total	$850,000		$15,574	$3,525	$6,156
_______________________________________________________________________________

(1)	Interest rate at December 31, 2013 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)	Includes the unused facility fee of $1.0 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.

(3)	Includes interest expense related to an interest rate hedge of $1.3 million for year ended December 31, 2013.

(4)	Includes interest expense related to an interest rate hedge of $1.6 million for year ended December 31, 2013.

(5)	Includes the unused facility fee of $0.7 million and $0.7 million for the years ended December 31, 2012 and 2011, respectively.
Our Outstanding Mortgage Indebtedness
As of December 31, 2013 and 2012, we were subject to the following mortgage loans (in thousands):

	Number	Interest rate at
	of Assets	December 31,		Maturity		Principal balance at,
Lender	Encumbered	2013 (1)		Date		December 31, 2013	December 31, 2012
Wells Fargo	1	3.77%	(2)	Oct 2014	(3)	$68,500	$68,500
Wells Fargo	1	3.77%	(2)	Oct 2014	(3)	17,500	17,500
Wells Fargo	1	3.77%	(2)	Oct 2014	(3)	21,000	21,000
Wells Fargo	1	3.77%	(2)	Oct 2014	(3)	11,000	11,000
Wells Fargo	1	3.77%	(2)	Oct 2014	(3)	24,000	24,000
Capmark Financial Group	1	6.12%		April 2015		4,068	4,202
Capmark Financial Group	1	5.55%		May 2015		10,916	11,298
Capmark Financial Group	1	5.55%		June 2015		4,736	4,901
Barclay's Bank	1	5.55%		June 2015		2,475	2,561
Barclay's Bank	1	5.55%		June 2015		4,063	4,203
Barclay's Bank	1	5.55%		June 2015		9,470	9,798
Barclay's Bank	1	5.55%		June 2015		8,452	8,745
Barclay's Bank	1	5.55%		June 2015		7,578	7,839
Barclay's Bank	1	5.60%		June 2015		5,255	5,434
Barclay's Bank	1	5.60%		June 2015		8,142	8,422
Barclay's Bank	1	5.55%		June 2015		4,962	5,134
Barclay's Bank	1	5.55%		June 2015		32,901	34,042
Barclay's Bank	1	5.60%		June 2015		6,251	6,466
Barclay's Bank	1	5.55%		June 2015		5,568	5,762
Barclay's Bank	1	5.55%		June 2015		6,399	6,621

Barclay's Bank	1	5.60%		June 2015		8,156	8,437
Barclay's Bank	1	5.55%		June 2015		6,394	6,614
Barclay's Bank	1	5.55%		June 2015		7,038	7,280
Barclay's Bank	1	5.55%		June 2015		6,399	6,621
Barclay's Bank	1	5.55%		June 2015		7,305	7,558
Barclay's Bank	1	5.55%		June 2015		9,166	9,484
Capmark Financial Group	1	5.50%		July 2015		6,450	6,673
Barclay's Bank	1	5.44%		Sept 2015		10,521	10,883
PNC Bank (4)	7	2.52%	(2)	May 2016	(5)	85,000	85,000
Wells Fargo (6)	2	4.19%	(2)	Sept 2016	(7)	82,000	—
Wells Fargo	1	4.19%	(2)	Sept 2016	(7)	33,000	—
Wells Fargo	1	4.19%	(2)	Sept 2016	(7)	35,000	—
Merrill Lynch				July 2016		—	9,180
Merrill Lynch				July 2016		—	7,684
Merrill Lynch				July 2016		—	9,194
Wachovia Securities				July 2016		—	487,296
Wachovia Securities				July 2016		—	6,582
Wells Fargo / Morgan Stanley				July 2016		—	34,823
Wells Fargo / Morgan Stanley				July 2016		—	6,753
Wells Fargo / Morgan Stanley				July 2016		—	9,616
Merrill Lynch				July 2016		—	5,531
VFC Partners 20 LLC				Sept 2016		—	5,014
	39					$559,665	$997,651
_______________________________________________________________________________

(1)	Interest rate at December 31, 2013 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)	Requires payments of interest only until the commencement of the extension period(s).

(3)	Maturity date may be extended for up to two additional one-year terms at our option, subject to certain lender requirements.

(4)	The seven hotels encumbered by the PNC Bank loan are cross-collateralized.

(5)	Maturity date may be extended for one one-year term at our option, subject to certain lender requirements.

(6)	The two hotels encumbered by the Wells Fargo loan are cross-collateralized.

(7)	Maturity date may be extended for four one-year terms at our option, subject to certain lender requirements.

Sources and Uses of Cash

As of December 31, 2013, we had $332.2 million of cash and cash equivalents compared to $115.9 million at December 31, 2012.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $251.4 million for the year ended December 31, 2013. Net income of $114.2 million included significant non-cash expenses, including $127.4 million of depreciation and amortization, $13.1 million of amortization of share-based compensation, $4.5 million of amortization of deferred financing fees, $1.1 million of amortization of deferred management fees and $0.1 million of expense related to the grant of shares to our trustees, partially offset by a $5.7 million gain on extinguishment of indebtedness, a $4.9 million gain on foreclosure, a $2.1 million gain on sale of a property and $0.5 million of accretion of interest income on investment in loans. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $4.1 million.
Net cash flow provided by operating activities totaled $176.1 million for the year ended December 31, 2012. Net income of $41.3 million included significant non-cash expenses, including $126.8 million of depreciation, $8.6 million of amortization of share-based compensation, $5.5 million of amortization of deferred financing costs, $1.0 million of amortization of deferred management fees, $0.9 million loss on impairment, $0.6 million loss on disposal and $0.2 million of expense relate to the grant of shares to our trustees. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $8.8 million.
Net cash flow provided by operating activities totaled $134.1 million for the year ended December 31, 2011. Net income of $11.7 million included significant non-cash expenses, including $130.7 million of depreciation, $5.8 million of amortization of deferred financing costs, $1.0 million of amortization of deferred management fees and $3.3 million of amortization of share-based compensation. In addition, there was a gain on the extinguishment of indebtedness of $23.5 million and changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels, which resulted in net cash inflow of $5.0 million.
Cash flows from Investing Activities

Net cash flow used in investing activities totaled $262.1 million for the year ended December 31, 2013 primarily due to $208.2 million used for the purchase of four hotels, $0.2 million paid for additions to property and equipment and $61.1 million in routine capital improvements and additions to hotels and other properties. These were partially offset by $2.7 million of purchase deposits applied against property acquisitions, the net releases from restricted cash reserves of $2.4 million in conjunction with the completion of renovation projects and $2.4 million of proceeds resulting from the sale of a property.

Net cash flow used in investing activities totaled $363.8 million for the year ended December 31, 2012 primarily due to $247.0 million used for the purchase of four hotels, $9.9 million in purchase deposits paid, $0.3 million paid for additions to property and equipment, $114.1 million in routine improvements and additions to hotels and $15.1 million for a major redevelopment project. These were partially offset by $0.2 million of principal payments on investment in loans and the net releases from restricted cash reserves of $22.5 million in conjunction with the completion of renovation projects.

Net cash flow used in investing activities totaled $347.0 million for the year ended December 31, 2011 primarily due to $236.9 million used for the purchase of nine hotels, $91.7 million in routine capital improvements and additions to hotels, $1.8 million for a major redevelopment project and the net funding of restricted cash reserves of $16.8 million.

Cash flows from Financing Activities

Net cash flow provided by financing activities totaled $227.1 million for the year ended December 31, 2013 primarily due to $450.0 million of aggregate proceeds from the unsecured term loans, $327.5 million from the issuance and sale of common shares of beneficial interest, $150.0 million in proceeds from mortgage loans and $205.5 million in borrowings on the Revolver. This was offset by $577.4 million of mortgage loan repayments, $221.5 million of repayments on the Revolver, $98.1 million in payment of distributions to shareholders and unitholders, $5.0 million paid for deferred financing fees and $4.0 million of shares acquired to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares of beneficial interest issued to such employees under our 2011 Plan.

Net cash flow used in financing activities totaled $6.7 million for the year ended December 31, 2012 primarily due to $429.1 million of mortgage loan repayments, $85.0 million repayment of the Prior Credit Facility, $69.3 million in payment of distributions to shareholders and unitholders, $6.9 million paid for deferred financing fees and $2.3 million of shares acquired to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares of beneficial interest issued to such employees under our 2011 Plan. This was offset by $400.0 million of aggregate proceeds from the Five-Year Term Loan and Seven-Year Term Loan, $85.0 million in borrowings on the Prior Credit Facility, $85.0 million in proceeds from mortgage loans and $16.0 million in borrowings on the Revolver.

Net cash flow provided by financing activities totaled $255.7 million for year ended December 31, 2011 primarily due to $528.3 million from the issuance and sale of common shares of beneficial interest, $142.0 million in proceeds from mortgage loans, $140.0 million in proceeds from the term loan and $126.7 million in net contributions from partners. This was offset by $489.3 million of mortgage loan repayments, $140.0 million repayment of the term loan, $16.3 million of partners' distributions, $24.7 million in payment of distributions to shareholders and unitholders, $6.2 million paid for deferred financing fees, $3.1 million in payment of member distributions, $0.5 million of payments for the redemption of preferred units, a $0.5 million distribution related to the joint venture noncontrolling interest and $0.7 million of shares acquired to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares of beneficial interest issued to such employees under our 2011 Plan.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 1.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2013, approximately $57.5 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2013 (in thousands):

	Amount of commitment expiration per period
Obligations and Commitments	2014	2015	2016	2017	2018	Thereafter	Total
Mortgage loans and interest (1)	$165,041	$195,401	$240,603	$—	$—	$—	$601,045
Borrowings under credit facilities (2)	25,586	25,586	25,586	24,727	18,549	232,562	352,596
Ground rent	4,650	4,650	4,650	4,650	4,650	428,790	452,040
Operating lease obligations	899	926	—	—	—	—	1,825
	$196,176	$226,563	$270,839	$29,377	$23,199	$661,352	$1,407,506
_______________________________________________________________________________

(1)
Amounts include principal and interest payments. Interest payments have been included in the long-term debt obligations based on the interest rate at December 31, 2013, considering the effect of interest rate swaps.

(2)
Amounts include principal and interest payments. Interest expense is calculated based on the variable rate as of December 31, 2013. It is assumed that the outstanding debt as of December 31, 2013 will be repaid upon maturity with interest-only payments until then.

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

Investment in Hotel and Other Properties

Our acquisitions generally consist of land, land improvements, buildings, building improvements, FF&E and inventory. We may also acquire intangibles related to in-place leases, management agreements and franchise agreements when properties are acquired.  We allocate the purchase price among the assets acquired and liabilities assumed based on their respective fair values.

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

We assess the carrying values of each property whenever events or changes in circumstances indicate that the carrying amounts of these properties may not be fully recoverable.  Recoverability of the property is measured by comparison of the carrying amount of the property to the estimated future undiscounted cash flows which take into account current market conditions and our intent with respect to holding or disposing of the property.  If our analysis indicates that the carrying value of the property is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the property. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third party appraisals, where considered necessary.

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
We perform an annual review for any uncertain tax positions and, if necessary, will record expected future tax consequences of uncertain tax positions in the financial statements. At December 31, 2013 and 2012, we did not identify any uncertain tax positions.
Share-Based Compensation
From time to time, we may issue share-based awards under the 2011 Plan as compensation to officers, employees and non-employee trustees. The vesting of awards issued to officers and employees is based on either continued employment (time-based) or based on the relative total shareholder returns of the Company and continued employment (performance-based), as determined by the board of trustees at the date of grant. For time-based awards, we recognize compensation expense for non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures. For performance-based awards, we recognize compensation expense over the requisite service period for each award, based on the fair market value of the shares on the date of grant, as determined using a Monte Carlo simulation, adjusted for forfeitures.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2013, we had approximately $1.2 billion of total variable debt outstanding (or 87.0% of total indebtedness) with a weighted average interest rate of 3.21% per annum.  If market rates of interest on our variable rate debt outstanding as of December 31, 2013 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $4.6 million annually, taking into account our existing contractual hedging arrangements.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. We have entered into derivative financial instruments such as interest rate swaps to mitigate our interest rate risk or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2013, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt	$—	$182,665	$—	$—	$—	$—	$182,665
Weighted average interest rate	—	5.56%	—	—	—	—	5.56%
Variable rate debt	$142,000	$—	$235,000	$275,000	$350,000	$225,000	$1,227,000
Weighted average interest rate (1)	3.77%	—	3.58%	1.87%	3.25%	4.04%	3.21%
Total	$142,000	$182,665	$235,000	$275,000	$350,000	$225,000	$1,409,665
_______________________________________________________________________________

(1)	The weighted average interest rate gives effect to interest rate swaps and LIBOR floors, as applicable.

The foregoing table reflects indebtedness outstanding as of December 31, 2013 and does not consider indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our combined consolidated financial statements.  As of December 31, 2013, the estimated fair value of our fixed rate debt was $188.0 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $1.8 million.
Item 8.    Financial Statements and Supplementary Data
See Index to the Financial Statements on page F-1.
Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A.                     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, the Company's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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

The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (1992). Based on this assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                     Other information.

None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, and is incorporated herein by reference.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
The following is a list of documents filed as a part of this report:
(1)   Financial Statements
Included herein at pages F-1 through F-37.
(2)   Financial Statement Schedules
The following financial statement schedule is included herein at pages F-38 through F-45:
Schedule III—Real Estate and Accumulated Depreciation for RLJ Lodging Trust
All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.
(3)   Exhibits
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 70 to 72 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2014.

RLJ LODGING TRUST
By:	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr. President, Chief Executive Officer and Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. JOHNSON	Executive Chairman and Trustee	February 27, 2014
Robert L. Johnson
/s/ THOMAS J. BALTIMORE, JR.	President, Chief Executive Officer and Trustee (principal executive officer)	February 27, 2014
Thomas J. Baltimore, Jr.
/s/ LESLIE D. HALE	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 27, 2014
Leslie D. Hale
/s/ CHRISTOPHER A. GORMSEN	Chief Accounting Officer (principal accounting officer)	February 27, 2014
Christopher A. Gormsen
/s/ EVAN BAYH	Trustee	February 27, 2014
Evan Bayh
/s/ NATHANIEL A. DAVIS	Trustee	February 27, 2014
Nathaniel A. Davis
/s/ ROBERT M. LA FORGIA	Trustee	February 27, 2014
Robert M. La Forgia
/s/ GLENDA G. MCNEAL	Trustee	February 27, 2014
Glenda G. McNeal
/s/ JOSEPH RYAN	Trustee	February 27, 2014
Joseph Ryan

Exhibit Index

Exhibit Number	Description of Exhibit
2.1
Merger Agreement, dated as of February 1, 2011, by and among RLJ Lodging Fund II, L.P., RLJ Lodging Fund II (PF #1), L.P., RLJ Lodging Trust and RLJ Capital Partners II, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on March 15, 2011)

2.2
Merger Agreement, dated as of February 1, 2011, by and among RLJ Real Estate Fund III, L.P., RLJ Real Estate Fund III (PF #1), L.P., RLJ Lodging Trust and RLJ Capital Partners III, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on March 15, 2011)

2.3
Contribution Agreement, dated as of February 1, 2011, by and between RLJ Lodging Trust and RLJ Development, LLC (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on March 15, 2011)

2.4
First Amendment to Contribution Agreement, dated as of April 25, 2011, by and between RLJ Lodging Trust and RLJ Development, LLC (incorporated by reference to Exhibit 2.4 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on April 29, 2011)

3.1
Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 filed on May 5, 2011)

3.2	Amended and Restated Bylaws of RLJ Lodging Trust (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 filed on May 5, 2011)
4.1	Form of Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on April 29, 2011)
4.2
Registration Rights Agreement, dated May 16, 2011, by and among RLJ Lodging Trust and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

4.3
Registration Rights Agreement, dated May 16, 2011, by and among RLJ Lodging Trust and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

10.1	Amended and Restated Agreement of Limited Partnership, dated May 13, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)
10.2
Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Thomas J. Baltimore, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

10.3	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Evan Bayh (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)
10.4
Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Ross H. Bierkan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

10.5
Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Nathaniel Davis (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

10.6
Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Leslie D. Hale (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

10.7
Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Robert L. Johnson (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

10.8
Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Robert M. La Forgia (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

10.9
Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Glenda McNeal (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

10.10
Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Joseph Ryan (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

10.11	RLJ Lodging Trust 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on May 5, 2011)

10.12	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on May 5, 2011)
10.13	Form of Restricted Share Agreement for Trustees (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on May 5, 2011)
10.14	Form of Non-Qualified Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on April 13, 2011)
10.15	Form of Share Units Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on April 13, 2011)
10.16
Employment Agreement dated as of April 27, 2011 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Robert L. Johnson (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on May 5, 2011)

10.17
Employment Agreement dated as of April 27, 2011 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Thomas J. Baltimore, Jr. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on May 5, 2011)

10.18
Employment Agreement dated as of April 27, 2011 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on May 5, 2011)

10.19
Employment Agreement dated as of April 27, 2011 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Ross H. Bierkan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on May 5, 2011)

10.20
Amended and Restated Credit Agreement, dated as of November 20, 2012, by and among the Operating Partnership, the Company, Wells Fargo Bank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, PNC Bank, National Association, as Documentation Agent, Compass Bank, an Alabama corporation, Deutsche Bank Securities Inc., and U.S. Bank National Association, as Senior Managing Agents, Royal Bank of Canada and Sumitomo Mitsui Banking Corporation, as Managing Agents, Wells Fargo Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2012)

10.21
Amended and Restated Guaranty, dated as of November 20, 2012, by the Company and certain subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2012)

10.22	Form of WLS Management Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on April 13, 2011)
10.23
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

10.24
First Amendment to Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.25
Additional Lender Supplement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.26
Guaranty, dated as of November 20, 2012, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.27
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

10.28
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
_______________________________________________________________________________

*Filed herewith

Item 8.         Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Trustees and Shareholders
RLJ Lodging Trust:
In our opinion, the combined consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RLJ Lodging Trust and its subsidiaries (the "Company") as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 27, 2014

RLJ Lodging Trust
Combined Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Investment in hotel and other properties, net	$3,241,163	$3,073,483
Investment in loans	8,208	12,426
Cash and cash equivalents	332,248	115,861
Restricted cash reserves	62,430	64,787
Hotel and other receivables, net of allowance of $234 and $194, respectively	22,762	22,738
Deferred financing costs, net	11,599	11,131
Deferred income tax asset	2,529	2,206
Purchase deposits	7,246	9,910
Prepaid expense and other assets	29,789	33,843
Total assets	$3,717,974	$3,346,385
Liabilities and Equity
Borrowings under revolving credit facility	$—	$16,000
Mortgage loans	559,665	997,651
Term loans	850,000	400,000
Accounts payable and other liabilities	115,011	87,575
Deferred income tax liability	3,548	4,064
Advance deposits and deferred revenue	9,851	8,508
Accrued interest	2,695	2,284
Distributions payable	30,870	22,392
Total liabilities	1,571,640	1,538,474

Commitments and Contingencies (Note 10)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at December 31, 2013 and 2012, respectively.	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 122,640,042 and 106,565,516 shares issued and outstanding at December 31, 2013 and 2012, respectively.	1,226	1,066
Additional paid-in-capital	2,178,004	1,841,449
Accumulated other comprehensive loss	(5,941)	—
Distributions in excess of net earnings	(45,522)	(52,681)
Total shareholders’ equity	2,127,767	1,789,834
Noncontrolling interest
Noncontrolling interest in joint venture	7,306	6,766
Noncontrolling interest in Operating Partnership	11,261	11,311
Total noncontrolling interest	18,567	18,077
Total equity	2,146,334	1,807,911
Total liabilities and equity	$3,717,974	$3,346,385

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust
Combined Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2013	2012	2011
Revenue
Operating revenue
Room revenue	$844,741	$738,207	$653,044
Food and beverage revenue	97,083	87,549	81,741
Other operating department revenue	28,556	23,929	20,120
Total revenue	970,380	849,685	754,905
Expense
Operating expense
Room expense	186,667	162,039	145,859
Food and beverage expense	67,945	60,427	56,540
Management fee expense	34,956	29,906	25,904
Other operating expense	285,539	256,565	229,810
Total property operating expense	575,107	508,937	458,113
Depreciation and amortization	127,231	126,340	127,420
Property tax, insurance and other	63,627	52,745	46,289
General and administrative	35,466	31,086	24,175
Transaction and pursuit costs	4,410	3,520	3,996
IPO Costs	—	—	10,733
Total operating expense	805,841	722,628	670,726
Operating income	164,539	127,057	84,179
Other income	903	433	1,001
Interest income	1,665	1,664	1,682
Interest expense	(64,348)	(83,689)	(95,362)
Loss on disposal	—	(634)	—
Gain on foreclosure	4,863	—	—
Income from continuing operations before income tax expense	107,622	44,831	(8,500)
Income tax expense	(879)	(1,369)	(740)
Income from continuing operations	106,743	43,462	(9,240)
Income (loss) from discontinued operations	7,436	(2,143)	20,949
Net income	114,179	41,319	11,709
Net (income) loss attributable to non-controlling interests
Noncontrolling interest in consolidated joint venture	(540)	404	(47)
Noncontrolling interest in common units of Operating Partnership	(718)	(425)	(255)
Net income attributable to the Company	112,921	41,298	11,407
Distributions to preferred unitholders	—	—	(61)
Net income attributable to common shareholders	$112,921	$41,298	$11,346

Basic per common share data:
Net income (loss) per share attributable to common shareholders before discontinued operations	$0.89	$0.40	$(0.10)
Discontinued operations	0.06	(0.02)	0.22
Net income per share attributable to common shareholders	$0.95	$0.38	$0.12
Weighted-average number of common shares	117,950,066	105,423,604	95,340,666

Diluted per common share data:
Net income (loss) per share attributable to common shareholders before discontinued operations	$0.88	$0.40	$(0.10)
Discontinued operations	0.06	(0.02)	0.22
Net income per share attributable to common shareholders	$0.94	$0.38	$0.12
Weighted-average number of common shares	118,738,626	105,748,686	95,340,666

Amounts attributable to the Company’s common shareholders:
Income (loss) from continuing operations	$105,539	$43,423	$(9,428)
Income (loss) from discontinued operations	7,382	(2,125)	20,774
Net income	$112,921	$41,298	$11,346

Comprehensive income
Net income	114,179	41,319	11,709
Unrealized (loss) gain on interest rate derivatives	(5,941)	1,782	2,024
Comprehensive income	$108,238	$43,101	$13,733
Comprehensive income attributable to consolidated joint venture	(540)	404	(47)
Comprehensive income attributable to common units of Operating Partnership	(718)	(425)	(255)
Comprehensive income attributable to the Company	$106,980	$43,080	$13,431

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust
Combined Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Partners' Capital
	Fund II		Fund III
	General Partner	Limited Partners	General Partner	Limited Partners	Members' Capital		Preferred Units
					Class A	Class B	Fund II	Fund III
Balance at December 31, 2010	$(13,409)	$433,013	$(23,328)	$811,918	$6,592	$4,751	$189	$190
Components of comprehensive income:
Net income (loss)	(7)	(9,444)	—	(234)	(256)	(85)	—	—
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	—	—
Total comprehensive income
Partners' contributions	4,258	3,291	5,031	114,141	—	—	—	—
Partners' distributions	(3,230)	(4,876)	(3,798)	(4,392)	—	—	—	—
Members' distributions	—	—	—	—	(2,547)	(557)	—	—
Proceeds from sale of common stock, net-	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—
Amortization of share based compensation-	—	—	—	—	—	—	—
Share grants to trustees	—	—	—	—	—	—	—	—
Shares acquired to satisfy statutory minimum federal and state tax obligations on vesting restricted stock	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—	—
Exchange of owners' equity for common stock and units	12,388	(421,960)	22,095	(921,396)	(3,789)	(4,109)	61	60
Distributions to JV partner	—	—	—	—	—	—	—	—
Distributions to preferred unitholders	—	(24)	—	(37)	—	—	—	—
Redemption of preferred units	—	—	—	—	—	—	(250)	(250)
Distributions on common shares and units	—	—	—	—	—	—	—	—
Balance at December 31, 2011	$—	$—	$—	$—	$—	$—	$—	$—

Shareholders' Equity
Common Stock					Noncontrolling Interests			Total Owners'/ Shareholders Equity
Shares	Par Value	Additional Paid-in- Capital	Distributions in excess of net earnings	Accumulated Other Comprehen-sive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests

—	$—	$—	$—	$(3,806)	$—	$7,623	$7,623	$1,223,733

—	—	—	21,433	—	255	47	302	11,709
—	—	—	—	2,024	—	—	—	2,024
								13,733
—	—	—	—	—	—	—	—	126,721
—	—	—	—	—	—	—	—	(16,296)
—	—	—	—	—	—	—	—	(3,104)
31,595,000	316	527,977	—		—		—	528,293
1,120,830	11	(11)	—	—	—	—	—	—
—	—	3,284	—		—		—	3,284
7,810	—	120	—	—	—	—	—	120
(47,542)	—	(702)	—	—	—	—	—	(702)
(3,000)	—	—	—	—	—	—	—	—
73,605,951	736	1,304,343	—	—	11,571	—	11,571	—
—	—	—	—	—	—	(500)	(500)	(500)
—	—	—	—	—	—	—	—	(61)
—	—	—	—	—	—	—	—	(500)
—	—	—	(40,393)	—	(340)	—	(340)	(40,733)
106,279,049	$1,063	$1,835,011	$(18,960)	$(1,782)	$11,486	$7,170	$18,656	$1,833,988

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust
Combined Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2011	106,279,049	$1,063	$1,835,011	$(18,960)	$(1,782)	$11,486	$7,170	$18,656	$1,833,988
Net income (loss)	—	—	—	41,298	—	425	(404)	21	41,319
Unrealized gain on interest rate derivative	—	—	—	—	1,782	—	—	—	1,782
Issuance of restricted stock	436,646	4	(4)	—	—	—	—	—	—
Amortization of share based compensation	—	—	8,626	—	—	—	—	—	8,626
Share grants to trustees	8,530	—	160	—	—	—	—	—	160
Shares acquired to satisfy statutory minimum federal and state tax obligations on vesting restricted stock	(131,831)	(1)	(2,344)	—	—	—	—	—	(2,345)
Forfeiture of restricted stock	(26,878)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(75,019)	—	(600)	—	(600)	(75,619)
Balance at December 31, 2012	106,565,516	$1,066	$1,841,449	$(52,681)	$—	$11,311	$6,766	$18,077	$1,807,911
Net income	—	—	—	112,921	—	718	540	1,258	114,179
Unrealized loss on interest rate derivative	—	—	—	—	(5,941)	—	—	—	(5,941)
Proceeds from sale of common stock, net	15,870,000	159	327,388	—	—	—	—	—	327,547
Issuance of restricted stock	377,830	3	(3)	—	—	—	—	—	—
Amortization of share based compensation	—	—	13,078	—	—	—	—	—	13,078
Share grants to trustees	5,357	—	124	—	—	—	—	—	124
Shares acquired to satisfy statutory minimum federal and state tax obligations on vesting restricted stock	(173,409)	(2)	(4,032)	—	—	—	—	—	(4,034)
Forfeiture of restricted stock	(5,252)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(105,762)	—	(768)	—	(768)	(106,530)
Balance at December 31, 2013	122,640,042	$1,226	$2,178,004	$(45,522)	$(5,941)	$11,261	$7,306	$18,567	$2,146,334

The accompanying notes are an integral part of these combined consolidated financial statements.

RLJ Lodging Trust
Combined Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$114,179	$41,319	$11,709
Adjustments to reconcile net income to cash flow provided by operating activities:
Gain on extinguishment of indebtedness	(5,708)	—	(23,515)
Gain on sale of property	(2,081)	—	—
Gain on foreclosure	(4,863)	—	—
Depreciation and amortization	127,430	126,798	130,714
Amortization of deferred financing costs	4,484	5,452	5,842
Amortization of deferred management fees	1,128	1,000	1,000
Accretion of interest income on investment in loans	(513)	—	—
Impairment loss	—	896	—
Loss on disposal	—	634	—
Share grants to trustees	124	160	120
Amortization of share based compensation	13,078	8,626	3,284
Deferred income taxes	(839)	(87)	1,945
Changes in assets and liabilities:
Hotel and other receivables, net	716	(2,493)	31
Prepaid expense and other assets	2,924	(5,851)	(6,723)
Accounts payable and other liabilities	(114)	(3,992)	12,618
Advance deposits and deferred revenue	1,030	3,503	(1,525)
Accrued interest	411	169	(1,380)
Net cash flow provided by operating activities	251,386	176,134	134,120
Cash flows from investing activities:
Acquisition of hotel and other properties, net of cash acquired	(208,195)	(247,049)	(236,858)
Purchase deposits, net	2,664	(9,910)	—
Proceeds from principal payments on investment in loans	—	207	207
Improvements and additions to hotel and other properties	(61,077)	(129,235)	(93,477)
Additions to property and equipment	(185)	(342)	(116)
Proceeds from sale of property	2,369	—	—
Releases from restricted cash reserves, net	2,357	22,501	(16,768)
Net cash flow used in investing activities	(262,067)	(363,828)	(347,012)
Cash flows from financing activities:
Borrowings under revolving credit facility	205,500	101,000	—
Repayments under revolving credit facility	(221,500)	(85,000)	—
Borrowings on term loans	450,000	400,000	140,000
Repayments of term loans	—	—	(140,000)
Proceeds from mortgage loans	150,000	85,000	142,000
Payment of mortgage principal	(577,441)	(429,084)	(489,342)
Distributions to noncontrolling interest	—	—	(500)
Repurchase of common shares	(4,034)	(2,345)	(702)
Distributions on common shares	(97,316)	(68,752)	(24,451)
Distributions on Operating Partnership units	(736)	(551)	(206)
Payment of preferred unitholder distributions	—	—	(61)
Payment of deferred financing costs	(4,952)	(6,944)	(6,183)
Payment of members' distributions	—	—	(3,104)
Proceeds from partners' contributions	—	—	126,721
Payment of partners' distributions	—	—	(16,296)
Redemption of preferred units	—	—	(500)
Proceeds from issuance of common shares	327,547	—	528,293
Net cash flow provided by (used in) financing activities	227,068	(6,676)	255,669
Net change in cash and cash equivalents	216,387	(194,370)	42,777
Cash and cash equivalents, beginning of period	115,861	310,231	267,454
Cash and cash equivalents, end of period	$332,248	$115,861	$310,231
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

Due to the timing of the IPO and the formation transactions, the Company's results of operations for the year ended December 31, 2011 reflect the results of operations of the RLJ Predecessor together with the Company. The financial condition as of December 31, 2013 and December 31, 2012, as well as the results of operations for the years ended December 31, 2013 and December 31, 2012 reflects solely the Company.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. As of December 31, 2013, there were 123,534,042 units of limited partnership interest in the Operating Partnership (“OP units”) outstanding and the Company owned, through a combination of direct and indirect interests, 99.3% of the outstanding OP units.

As of December 31, 2013, the Company owned 149 properties, comprised of 147 hotels with approximately 22,300 rooms and two planned hotel conversions, located in 22 states and the District of Columbia, interests in land parcels located adjacent to certain hotels and an interest in one mortgage loan secured by a hotel.  The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its properties, with the exception of the DoubleTree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 95% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to the DoubleTree Metropolitan hotel. An independent operator manages each property.

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

Reporting Periods

As of December 31, 2013, the Company owned five hotels that were managed by affiliates of Marriott International (“Marriott”).  Beginning January 1, 2013, the Company’s hotels managed by Marriott were accounted for on a calendar year basis.  Prior to January 1, 2013, the Company’s hotels managed by Marriott were accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. The Company’s results for the years ended December 31, 2012 and 2011 include the results of operations for the Company’s Marriott-managed hotels for the 52-week periods ended December 28, 2012 and December 30, 2011, respectively.
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
At December 31, 2013, the Company owned five, 21 and 17 hotels located in the New York, New York; Chicago, Illinois; and Austin, Texas metropolitan areas, respectively, that accounted for 15.8%, 10.9% and 10.2% of our total revenue, respectively. As a result, the Company is susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand.
At December 31, 2013, the Company owned 104 and 31 hotels that operate under Marriott and Hilton brands, respectively. As a result, the Company is subject to the potential risks associated with the concentration of its hotels under a limited number of brands. A negative public image or other adverse event that becomes associated with either of these brands could adversely affect hotels operated under the respective brand. If either of these brands suffers a significant decline in appeal to the traveling public, the revenues and profitability of the Company's branded hotels could be adversely affected.
The Company owns 106 hotels that are managed by White Lodging Services Corporation ("WLS"). As a result, the Company is subject to the potential risks associated with the concentration of the majority of our hotels under a single management company. A negative public image or other adverse event that becomes associated with or impacts WLS could adversely affect the revenues and profitability of hotels that are managed by them.
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

Incentive payments received pursuant to entry into management agreements are deferred and amortized into income over the life of the respective agreements.  In May 2012, the Company received an incentive payment of $4.0 million related to purchasing a hotel and entering into a franchise agreement, which is being recognized over the remaining term of the franchise agreement.  As of December 31, 2013, there was approximately $3.8 million remaining to be recognized.

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

Investment in Loan
The Company holds an investment in one collateralized mortgage loan. The loan is collateralized by the related hotel and was recorded at acquisition at the initial investment, which includes the amount paid to the seller plus any fees paid or less any fees received. The acquired loan was of a deteriorated credit quality as the loan was already in default, as of the date it was acquired by the Company and therefore the amount paid for the loan reflected the Company's determination that it was probable the Company would be unable to collect all amounts due pursuant to the loan's contractual terms.
The Company considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest and other cash flows. The Company determines any excess of the loan's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted. The remaining amount, representing the excess of the loan's cash flows expected to be collected over the amount paid to acquire the loan is accreted into interest income over the remaining life of the loan. The Company will regularly re-estimate cash flows expected to be collected over the life of the loan. Any increases in future cash flows expected to be collected will result in a prospective adjustment to the interest yield which will be recognized over the loan's remaining life. Any decreases in cash flows expected to be collected after loan acquisition will result in an impairment charge. A reserve will be established if the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for a loan that is dependent on the collateral for repayment) of an impaired loan is lower than the carrying value of that loan. As of December 31, 2013 and 2012, no reserves for loan losses were deemed necessary.
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
Deferred Financing Fees
Deferred financing fees relate to costs incurred to obtain long-term financing. Deferred financing fees are recorded at cost and are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the financing agreement, as applicable (see Note 7) and are included as a component of interest expense. The Company expenses unamortized deferred financing fees when the associated financing agreement is refinanced or repaid before maturity, unless criteria are met that would allow for the carryover of such costs to the refinanced agreement. For the years ended December 31, 2013, 2012 and 2011, approximately $4.5 million, $5.4 million and $5.8 million (excluding discontinued operations), respectively, of amortization expense was recorded as a component of interest expense. Accumulated amortization at December 31, 2013 and 2012 was approximately $4.9 million and $17.7 million (excluding discontinued operations), respectively.
Deferred Management Fees
In June 2006, in consideration for the agreement of WLS to enter into new management agreements on terms favorable to Fund II, a subsidiary of Fund II made a one-time payment of $20.0 million to WLS. This payment was recorded at cost, and is being amortized as a component of management fee expense over the 20-year initial term of the management agreement. For each of the years ended December 31, 2013, 2012 and 2011, approximately $1.0 million (excluding discontinued operations) of amortization expense was recorded for deferred management fees. As of December 31, 2013 and 2012, accumulated amortization was approximately $7.7 million and $6.6 million, respectively.

Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized gains and losses resulting from hedging activities.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense was approximately $3.7 million, $4.4 million and $4.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, (excluding discontinued operations) and is included in other hotel operating expenses.
Transaction and Pursuit Costs
The Company incurs costs during the review of potential property acquisitions and dispositions, including legal fees, architectural costs, environmental reviews and market studies. These costs are expensed as incurred.
Derivative Financial Instruments
In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2013 and 2012, 87.0% and 45.5%, respectively, of the Company's borrowings were subject to variable rates. As of December 31, 2013 and 2012, after taking into consideration the effect of interest rate swaps and caps, 30.8% and 40.6%, respectively, of the Company's borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following the Company's established risk management policies and procedures, including the use of derivatives. The Company utilizes derivative financial instruments to manage, or hedge, interest rate risk. The Company attempts to require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.
The Company utilizes a variety of borrowing vehicles including an unsecured revolving credit facility and medium and long-term financings. To reduce the Company's susceptibility to interest rate variability, the Company uses interest rate instruments, typically interest rate swaps, to convert a portion of variable rate debt to fixed rate debt.
Interest rate differentials that arise under interest rate swap contracts are recognized in interest expense over the life of the contracts. Interest rate swap agreements contain a credit risk that counterparties may be unable to fulfill the terms of the agreement. The Company has minimized that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and it does not anticipate nonperformance by the counterparties.
Gains and losses on derivatives determined to be effective hedges are reported in other comprehensive income (loss) and are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedged items is recognized in earnings in the current period.
Distributions by the RLJ Predecessor
Fund II was required to make quarterly distributions to the Fund II General Partner and Fund II's limited partners in accordance with the Fund II LP Agreements. Distributable proceeds were apportioned among the Fund II General Partner and the Fund II limited partners in proportion to their respective percentage interests and then distributed to each partner (i) first, to partners until each has received a hurdle return of 9%, (ii) second, to partners until each partners' respective unreturned invested equity is reduced to zero, and (iii) thereafter 80% to limited partners and 20% to the Fund II General Partner. As of December 31, 2010 and through the date of the closing of the IPO on May 16, 2011, an aggregate of approximately $158.8 million (excluding advisory fees, see Note 14) had been distributed to partners.

Fund III was required to make quarterly distributions to the Fund III General Partner and Fund III's limited partners in accordance with the Fund III LP Agreements. Distributable proceeds were apportioned among the Fund III General Partner and the Fund III LP limited partners in proportion to their respective percentage interests and then distributed to each partner (i) first, to partners until each has received a hurdle return of 9%, (ii) second, to partners until each partners' respective unreturned invested equity is reduced to zero, (iii) third, 80% to partners and 20% to the Fund III General Partner, until each partner has received an internal rate of return of 11%, (iv) fourth, 60% to partners and 40% o the Fund III General Partner until the aggregate amount under (i) and (iii) distributed to the Fund III General Partner equals 20% of the aggregate amount distributed to the partners, and (v) thereafter 80% to limited partners and 20% to the Fund III General Partner. As of December 31, 2010 and through the date of the closing of the IPO on May 16, 2011, no distributions had been made to partners (excluding advisory fees, see Note 14).

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
Noncontrolling Interests
The combined consolidated financial statements include all subsidiaries controlled by the Company. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests in these subsidiaries are presented separately in the combined consolidated financial statements. As of December 31, 2013 the Company consolidated DBT Met Hotel Venture, LP, a majority-owned partnership that has a third-party, noncontrolling 5.0% ownership interest. The third-party partnership interest is included in noncontrolling interest in joint venture on the balance sheet. Profits and losses are allocated in proportion to each party's respective ownership interest.

As of December 31, 2013, the Company consolidates RLJ Lodging Trust, LP, the Operating Partnership, which is a majority-owned partnership that has a third-party, noncontrolling 0.7% ownership interest. The third-party partnership interest is included in noncontrolling interest in consolidated joint venture on the balance sheet. Profits and losses are allocated in proportion to each party's respective ownership interest.
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
The Company performs an annual review for any uncertain tax positions and, if necessary, will record expected future tax consequences of uncertain tax positions in the financial statements. At December 31, 2013 and 2012, the Company did not identify any uncertain tax positions.
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

3.              Acquisition of Hotel and Other Properties

During the year ended December 31, 2013, the Company acquired the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)	% Interest
Courtyard Houston Downtown Convention Center	Houston, TX	March 19, 2013	White Lodging Services	191	$34,308	100%
Residence Inn Houston Downtown Convention Center	Houston, TX	March 19, 2013	White Lodging Services	171	29,421	100%
Humble Tower Apartments (1)	Houston, TX	March 19, 2013	The Sterling Group	82	15,547	100%
Courtyard Waikiki Beach	Honolulu, HI	June 17, 2013	Highgate Hotels	399	75,250	100%
Courtyard San Francisco (2)	San Francisco, CA	June 21, 2013	n/a	150	29,475	100%
Residence Inn Atlanta Midtown Historic (3)	Atlanta, GA	August 6, 2013	n/a	78	4,731	100%
SpringHill Suites Portland Hillsboro	Hillsboro, OR	October 8, 2013	InnVentures	106	24,000	100%
				1,177	$212,732

(1)	Conversion to a SpringHill Suites expected to be complete by mid-2015.

(2)	Conversion to a Courtyard expected to be complete by late 2014.

(3)	The Company was the successful bidder at a foreclosure sale of the property collateralizing a non-performing loan.
The property was operating at the time of the acquisition and was subsequently closed for a major renovation, which is expected to be complete in late 2014.

During the year ended December 31, 2012, the Company acquired the following properties:

Hotel	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)	% Interest
Residence Inn Bethesda Downtown	Bethesda, MD	May 29, 2012	Marriott International	187	$64,500	100%
Courtyard New York Manhattan Upper East Side	New York, NY	May 30, 2012	Highgate Hotels	226	82,000	100%
Hilton Garden Inn San Francisco Oakland Bay Bridge	Emeryville, CA	June 11, 2012	Davidson Hotels & Resorts	278	36,158	100%
Embassy Suites Boston Waltham	Waltham, MA	November 13, 2012	HEI Hotels and Resorts	275	64,500	100%
				966	$247,158

The allocation of purchase price for the properties acquired was as follows (in thousands):

	For the year ended December 31,
	2013	2012
Land and land improvements	$30,989	$46,980
Buildings and improvements	188,180	191,751
Furniture, fixtures and equipment	8,754	8,427
Lease intangibles	650	—
Management agreement intangibles	(3,695)	—
Above market ground lease	(7,878)	—
	217,000	247,158
Bargain purchase gain	(4,269)	—
Total Purchase Price	$212,731	$247,158

See Note 18 for detail of other assets acquired and liabilities assumed in conjunction with the Company’s acquisitions.

For the properties acquired during the years ended December 31, 2013 and 2012, respectively, total revenues and net income from the date of acquisition through December 31, 2013 and 2012, respectively, are included in the accompanying combined consolidated statements of operations as follows (in thousands):

	For the year ended December 31,
	2013	2012
Revenue	$90,666	$28,433
Net income	$18,772	$2,377

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

	For the year ended December 31,
	2013	2012
Revenue	$991,206	$926,242
Net income	$112,293	$60,098
Net income per share attributable to common shareholders - basic	$0.95	$0.57
Net income per share attributable to common shareholders - diluted	$0.95	$0.57
Weighted average number of shares outstanding - basic	117,950,066	105,423,604
Weighted average number of shares outstanding - diluted	118,738,626	105,748,686

4.              Investment in Hotel and Other Properties

Investment in hotel and other properties as of December 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Land and land improvements	$594,402	$563,524
Buildings and improvements	2,866,849	2,655,086
Furniture, fixtures and equipment	485,531	438,807
Intangibles	2,507	1,857
	3,949,289	3,659,274
Accumulated depreciation and amortization	(708,126)	(585,791)
Investment in hotel and other properties, net	$3,241,163	$3,073,483

For the years ended December 31, 2013, 2012 and 2011 depreciation and amortization expense related to investment in hotel and other properties was approximately $126.8 million, $125.9 million and $126.7 million (excluding discontinued operations), respectively.

Impairment

During the year ended December 31, 2012, the Company recorded an impairment loss of $0.9 million related to the Fairfield Inn Memphis (recognized in discontinued operations). The Company evaluated the recoverability of the hotel’s carrying value given deteriorating operating results for the year ended December 31, 2012. Based on an analysis of estimated undiscounted net cash flow, the Company concluded that the carrying value of the hotel was not recoverable. The Company estimated the fair value of the hotel using a discounted cash flow analysis. In the analysis, the Company estimated the future net cash flows from the hotel, the expected useful life and holding period, and applicable capitalization and discount rates.

The Company determined that there was no impairment of any assets for each of the years ended December 31, 2013 and 2011.

5.              Discontinued Operations

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

In November 2011, the Company elected to cease the subsidization of debt service on the mortgage loan secured by the SpringHill Suites Southfield, Michigan. In January 2012, the Company received notice of an event of default for failure to make the required monthly payments. Under the terms of the mortgage loan, the lender received the monthly net cash from operations from the hotel. In December 2012, the Company entered into a deed in lieu of foreclosure agreement with the lender, providing for a consensual transfer of the property to the lender or its designee.  On May 30, 2013, the Company transferred title to the hotel to the lenders pursuant to the deed in lieu of foreclosure arrangement.  The Company recorded a gain on extinguishment of indebtedness of approximately $2.4 million to discontinued operations at that time.

In November 2011, the Company elected to cease the subsidization of debt service on the mortgage loan secured by the Courtyard Goshen, Indiana.  In December 2011, the Company received notice of an event of default for failure to make the required monthly payments. In May 2012, a receiver took control of the property for the benefit of the lender of the mortgage loan. On August 28, 2013, the property was sold at a foreclosure auction and was purchased by an affiliate of the lender. The Company recorded a gain on extinguishment of indebtedness of approximately $3.3 million to discontinued operations at that time.

In February 2013, the Goshen lender filed suit against the Company claiming amounts due from the Company in its capacity as a guarantor of certain borrower obligations and has continued to pursue this claim following the sale of the property.  The Company disputes that any amounts are owed to the lender under the guaranty and is defending itself against this claim.

On November 18, 2013, the Company sold the Fairfield Inn & Suites Memphis, located in Memphis, Tennessee for a sale price of $2.5 million. The Company recorded a gain on sale of approximately $2.1 million to discontinued operations at that time.

Operating results of discontinued operations were as follows (in thousands):

	For the year ended December 31,
	2013	2012	2011
Operating revenue	$2,950	$4,520	$20,963
Operating expense	(2,930)	(4,459)	(22,381)
Operating income (loss)	20	61	(1,418)
Impairment loss	—	(896)	—
Interest expense	(373)	(1,308)	(1,148)
Loss from discontinued operations before gain on sale	(353)	(2,143)	(2,566)
Gain on sale of property	2,081	—	—
Gain on extinguishment of indebtedness	5,708	—	23,515
Net income (loss) from discontinued operations	$7,436	$(2,143)	$20,949

6.               Investment in Loan

On November 3, 2009, Fund III purchased two mortgage loans collateralized by the SpringHill Suites Houston Medical Park and the Residence Inn Atlanta Midtown Historic for a total purchase price of $12.7 million. The loans would mature on September 6, 2017 and amortize based on a 30 year term. The acquired loans were of deteriorated credit quality as the loans were already in default at the date of the Company's acquisition of the loans, and therefore the amounts paid for the loans reflected the Company's determination that it was probable the Company would be unable to collect all amounts due pursuant to the loan's contractual terms.
The SpringHill Suites Houston Medical Park and Residence Inn Atlanta Midtown Historic loans each required monthly payments of principal and interest of $0.1 million. For each of the years ended December 31, 2013, 2012 and 2011, interest income from the loans was $1.6 million.
The borrower defaulted on the loan collateralized by the Residence Inn Atlanta Midtown Historic in February 2013. On August 6, 2013, the Company was a successful bidder at a foreclosure sale of the property collateralizing the non-performing loan for a purchase price of $4.7 million, which was equal to the Company's basis in the mortgage loan. The Company recorded a gain of $4.3 million related to the property acquired and a gain of $0.6 million related to other assets acquired and liabilities assumed for a total gain on foreclosure of $4.9 million.
Investment in loans as of December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Note secured by SpringHill Suites Houston Medical Park	$13,681	$13,876
Note secured by Residence Inn Atlanta Midtown Historic	—	10,490
Face value	$13,681	$24,366
Carrying amount of loans	$8,208	$12,426

	December 31,
	2013	2012
Accretable yield balance at beginning of year	$12,559	$13,820
Reclassification from nonaccretable difference	224	367
Interest income	(1,633)	(1,628)
Disposal of loan	(5,923)	—
Accretable yield balance at end of year	$5,227	$12,559

7.              Debt

Revolving Credit Facility and Term Loans

The Company entered into a credit agreement on November 20, 2012 that provides for (i) an unsecured revolving credit facility of up to $300.0 million with a scheduled maturity date of November 20, 2016 with a one-year extension option (the “Revolver”), and (ii) an unsecured term loan of $275.0 million with a scheduled maturity date of November 20, 2017 (the “2012 Five-Year Term Loan”).   The credit agreement amends and restates in its entirety the Company’s prior unsecured revolving credit facility (the "Prior Credit Facility"), which was originally entered into as of June 20, 2011.  In addition, on November 20, 2012 the Company also entered into an unsecured term loan of $125.0 million with a scheduled maturity date of November 20, 2019 (the “Seven-Year Term Loan”). On August 27, 2013, the Company amended the Seven-Year Term Loan to increase the borrowings on the Seven-Year Term Loan to $225.0 million.

The Company also entered into an unsecured $350.0 million term loan on August 27, 2013 with a scheduled maturity date of August 27, 2018 (the "2013 Five-Year Term Loan", and collectively with the 2012 Five-Year Term Loan and the Seven-Year Term Loan, the "Term Loans").

The credit agreements for these loans require that a group of no less than 20 of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The credit agreements contain certain financial covenants relating to the

Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of December 31, 2013, the Company was in compliance with all financial covenants.

In 2012, the Company incurred $5.2 million in fees related to the Revolver, 2012 Five-Year Term Loan and Seven-Year Term Loan. In 2013, the Company incurred $3.0 million in fees related to the 2013 Five-Year Term Loan and the Seven-Year Term Loan amendment. All of these amounts were deferred and are being amortized over their respective terms.

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

Under the terms of the credit agreement for the Revolver, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the Revolver.  The Company will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit reduce the available borrowings on the Revolver by a corresponding amount.  No standby letters of credit were outstanding at December 31, 2013. The Company also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans reduce the available borrowings under the Revolver by a corresponding amount.  No swingline loans were outstanding at December 31, 2013.

Prior Credit Facility

The Company entered into the Prior Credit Facility, on June 20, 2011, that provided for maximum borrowings of up to $300.0 million.  The Prior Credit Facility required that a group of no less than 15 of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The Prior Credit Facility contained certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default existed, the Company was not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of December 31, 2012, the Company was in compliance with all financial covenants.   On November 20, 2012, the Prior Credit Facility agreement was amended and restated in its entirety with the Revolver and 2012 Five-Year Term Loan as discussed above.

The Company incurred $3.0 million in fees related to the Prior Credit Facility that were deferred and were being amortized over its term.  On November 20, 2012, when the Prior Credit Facility agreement was amended and restated in its entirety, approximately $1.7 million of the fees unamortized at the time of the amendment and restatement were transferred to the Revolver and will be amortized over the term of that credit facility.

Borrowings under the Prior Credit Facility bore interest at variable rates equal to LIBOR plus an applicable margin.  The margin ranged from 2.25% to 3.25%, depending on the Company’s leverage ratio, as calculated under the terms of the credit facility.  The Company incurred an unused facility fee of between 0.30% and 0.40%, based on the amount by which the maximum borrowing amount exceeded the total principal balance of outstanding borrowings.

Prior Term Loan
On January 14, 2011, Fund III entered into a $140.0 million unsecured term loan, the "Prior Term Loan". Fund III agreed to maintain an unencumbered asset pool of ten hotel properties during the term of the Prior Term Loan. The Prior Term Loan had an original maturity date of September 30, 2011, with two-six month extension options, and bore interest at LIBOR plus 4.25%, with a LIBOR floor of 1.00%. For the year ended December 31, 2011, the Company incurred $5.1 million of interest expense, related to the Prior Term Loan. On September 30, 2011, the Company amended the Prior Term Loan to extend the maturity date to November 15, 2011, with one extension to December 31, 2011, at the Company's option. On October 21, 2011, the Prior Term Loan was fully repaid.

 As of December 31, 2013 and for the years ended December 31, 2013, 2012 and 2011, details of the credit facilities are as follows (in thousands):

	Outstanding borrowings at	Interest rate at	Interest expense for the year ended December 31,
	December 31, 2013	December 31, 2013 (1)	2013	2012	2011
Revolver (2)	$—	n/a	$1,222	$158	$—
2012 Five-Year Term Loan	275,000	1.87%	5,453	662	—
Seven-Year Term Loan (3)	225,000	4.04%	5,049	359	—
2013 Five-Year Term Loan (4)	350,000	3.25%	3,850	—	—
Prior Credit Facility (5)	—	n/a	—	2,345	662
Prior Term Loan	—	n/a	—	—	5,494
Total	$850,000		$15,574	$3,525	$6,156

(1)	Interest rate at December 31, 2013 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)	Includes the unused facility fee of $1.0 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.

(3)	Includes interest expense related to an interest rate hedge of $1.3 million for year ended December 31, 2013.

(4)	Includes interest expense related to an interest rate hedge of $1.6 million for year ended December 31, 2013.

(5)	Includes the unused facility fee of $0.7 million and $0.7 million for the years ended December 31, 2012 and 2011, respectively.

Mortgage Loans

As of December 31, 2013 and December 31, 2012, the Company was subject to the following mortgage loans (in thousands):

	Number	Interest rate at
	of Assets	December 31,		Maturity		Principal balance at,
Lender	Encumbered	2013 (1)		Date		December 31, 2013	December 31, 2012
Wells Fargo	1	3.77%	(2)	Oct 2014	(3)	$68,500	$68,500
Wells Fargo	1	3.77%	(2)	Oct 2014	(3)	17,500	17,500
Wells Fargo	1	3.77%	(2)	Oct 2014	(3)	21,000	21,000
Wells Fargo	1	3.77%	(2)	Oct 2014	(3)	11,000	11,000
Wells Fargo	1	3.77%	(2)	Oct 2014	(3)	24,000	24,000
Capmark Financial Group	1	6.12%		April 2015		4,068	4,202
Capmark Financial Group	1	5.55%		May 2015		10,916	11,298
Capmark Financial Group	1	5.55%		June 2015		4,736	4,901
Barclay's Bank	1	5.55%		June 2015		2,475	2,561
Barclay's Bank	1	5.55%		June 2015		4,063	4,203
Barclay's Bank	1	5.55%		June 2015		9,470	9,798
Barclay's Bank	1	5.55%		June 2015		8,452	8,745
Barclay's Bank	1	5.55%		June 2015		7,578	7,839
Barclay's Bank	1	5.60%		June 2015		5,255	5,434
Barclay's Bank	1	5.60%		June 2015		8,142	8,422
Barclay's Bank	1	5.55%		June 2015		4,962	5,134
Barclay's Bank	1	5.55%		June 2015		32,901	34,042
Barclay's Bank	1	5.60%		June 2015		6,251	6,466
Barclay's Bank	1	5.55%		June 2015		5,568	5,762
Barclay's Bank	1	5.55%		June 2015		6,399	6,621
Barclay's Bank	1	5.60%		June 2015		8,156	8,437
Barclay's Bank	1	5.55%		June 2015		6,394	6,614
Barclay's Bank	1	5.55%		June 2015		7,038	7,280
Barclay's Bank	1	5.55%		June 2015		6,399	6,621
Barclay's Bank	1	5.55%		June 2015		7,305	7,558
Barclay's Bank	1	5.55%		June 2015		9,166	9,484
Capmark Financial Group	1	5.50%		July 2015		6,450	6,673
Barclay's Bank	1	5.44%		Sept 2015		10,521	10,883
PNC Bank (4)	7	2.52%	(2)	May 2016	(5)	85,000	85,000
Wells Fargo (6)	2	4.19%	(2)	Sept 2016	(7)	82,000	—
Wells Fargo	1	4.19%	(2)	Sept 2016	(7)	33,000	—
Wells Fargo	1	4.19%	(2)	Sept 2016	(7)	35,000	—
Merrill Lynch				July 2016		—	9,180
Merrill Lynch				July 2016		—	7,684
Merrill Lynch				July 2016		—	9,194
Wachovia Securities				July 2016		—	487,296
Wachovia Securities				July 2016		—	6,582
Wells Fargo / Morgan Stanley				July 2016		—	34,823
Wells Fargo / Morgan Stanley				July 2016		—	6,753
Wells Fargo / Morgan Stanley				July 2016		—	9,616
Merrill Lynch				July 2016		—	5,531
VFC Partners 20 LLC				Sept 2016		—	5,014
	39					$559,665	$997,651

(1)	Interest rate at December 31, 2013 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)	Requires payments of interest only until the commencement of the extension period(s).

(3)	Maturity date may be extended for up to two additional one-year terms at the Company’s option, subject to certain lender requirements.

(4)	The seven hotels encumbered by the PNC Bank loan are cross-collateralized.

(5)	Maturity date may be extended for one one-year term at the Company’s option, subject to certain lender requirements.

(6)	The two hotels encumbered by the Wells Fargo loan are cross-collateralized.

(7)	Maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

Some mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these covenants at December 31, 2013 and December 31, 2012.

 Future Minimum Principal Payments

As of December 31, 2013, future minimum principal payments on debt are as follows (in thousands):

2014	$148,679
2015	175,986
2016	235,000
2017	275,000
2018	350,000
Thereafter	225,000
$1,409,665

8.              Derivatives and Hedging

The Company employs derivative financial instruments to hedge against interest rate fluctuations. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive income (loss), a component of shareholders’ equity.  Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period.  For derivative instruments not designated as hedging instruments, unrealized gains or losses are recognized in earnings in the current period.

At December 31, 2013, the fair value of interest rate swap assets of $3.2 million was included in prepaid expenses and other assets in the accompanying combined consolidated balance sheets.  At December 31, 2013 and December 31, 2012, the aggregate fair value of interest rate swap liabilities of $9.1 million and $0.5 million, respectively, was included in accounts payable and other liabilities in the accompanying combined consolidated balance sheets.

As of December 31, 2013 and December 31, 2012, the Company had entered into the following interest rate swaps and caps (in thousands):

	Notional value at				Fair value at
Hedge type	December 31, 2013	December 31, 2012	Hedge interest rate	Maturity	December 31, 2013	December 31, 2012
Swap-cash flow (1)	$—	$40,000	1.00%	10/6/2013	$—	$(265)
Swap-cash flow (1)	—	31,000	1.00%	10/6/2013	—	(205)
Interest rate cap (1)	—	60,000	1.00%	6/29/2013	—	—
Swap-cash flow (2)	275,000	—	1.12%	11/20/2017	3,161	—
Swap-cash flow (2)	175,000	—	1.56%	3/6/2018	(1,866)	—
Swap-cash flow (2)	175,000	—	1.64%	3/6/2018	(2,406)	—
Swap-cash flow (2)	16,500	—	1.83%	9/15/2018	(238)	—
Swap-cash flow (2)	16,500	—	1.75%	9/15/2018	(181)	—
Swap-cash flow (2)	40,500	—	1.83%	9/15/2018	(585)	—
Swap-cash flow (2)	41,500	—	1.75%	9/15/2018	(456)	—
Swap-cash flow (2)	18,000	—	1.83%	9/15/2018	(260)	—
Swap-cash flow (2)	17,000	—	1.75%	9/15/2018	(187)	—
Swap-cash flow (2)	125,000	—	2.02%	3/6/2019	(1,838)	—
Swap-cash flow (2)	100,000	—	1.94%	3/6/2019	(1,085)	—
	$1,000,000	$131,000			$(5,941)	$(470)

(1)	Not designated as a cash flow hedge

(2)	Designated as a cash flow hedge

As of December 31, 2013 and December 31, 2012, there was approximately $5.9 million and zero, respectively, in unrealized losses included in accumulated other comprehensive income (loss) related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on designated hedges during the year ended December 31, 2013 and 2012. For the years ended December 31, 2013 and 2012, approximately $3.7 million and $2.4 million, respectively, of amounts included in accumulated other comprehensive income (loss) were reclassified into interest expense.

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

Fair Value of Financial Instruments

The Company used the following market assumptions and/or estimation methods:

•
Cash and cash equivalents, hotel and other receivables, accounts payable and other liabilities - The carrying amounts reported in the combined consolidated balance sheet for these financial instruments approximate fair value because of their short maturities.

•
Investment in collateralized loans - Fair value is determined by obtaining a third-party appraisal or discounting the future contractual cash flows to the present value using a current market interest rate. The market rate is determined by giving consideration to one or both of the following criteria, as appropriate: (1) interest rates for loans of comparable quality and maturity, and (2) the value of the underlying collateral. The fair values of the Company’s investment in collateralized loans are generally classified within Level 3 of the valuation hierarchy.  The fair value at December 31, 2013 and 2012 was $13.1 million and $23.0 million, respectively.

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

•
Fixed rate mortgage notes payable - The fair value estimated at December 31, 2013 and 2012 of $188.0 million and $745.3 million, respectively, is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan to value ratios, which is a Level 3 input. As a result, the Company determined that its fixed rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.  The carrying value of fixed rate mortgage notes payable at December 31, 2013 and 2012 was $182.7 million and $770.7 million, respectively.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$3,161	$—	$3,161
Interest rate swap liability	$—	$(9,102)	$—	$(9,102)
Total	$—	$(5,941)	$—	$(5,941)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

The Marriott Louisville Downtown is subject to a ground lease with an initial term extending out to 2053. The ground lease may be extended for up to four additional twenty-five year terms at the Company's option. The annual ground rent is one dollar; however, the property is subject to an annual profit participation payment based on net income as calculated based on the terms of the ground lease. For the years ended December 31, 2013, 2012 and 2011, no liability was incurred for profit participation.

The Courtyard Austin Downtown Convention Center and Residence Inn Austin Downtown Convention Center are subject to a ground lease with a term extending to 2100. The annual ground rent is $0.4 million; however, the properties are subject to an annual profit participation payment based on gross revenue as calculated based on the terms of the ground lease. For the years ended December 31, 2013, 2012 and 2011, approximately $0.5 million, $0.3 million and $0.2 million, respectively, was incurred for contingent rent.

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

The Hilton Garden Inn Bloomington is subject to an agreement to lease parking spaces with an initial term extending to 2033. The agreement to lease parking spaces may be extended if certain events occur. The agreement provides for a monthly rental payment based on city ordinance rates (at December 31, 2013, 2012 and 2011 the rate was de minimis) and the number of parking spaces reserved for the exclusive use of the hotel, plus amounts based on actual usage in excess of the reserved spaces. For each of the years ended December 31, 2013, 2012 and 2011, approximately $0.1 million of rent was paid.

The Hampton Inn Garden City is subject to a ground lease with an initial term extending to 2016. The lease is associated with an agreement for payment in lieu of taxes and will revert to fee simple ownership at the end of the ground lease. A de minimis rent payment is to be paid annually. In addition, an annual compliance fee of $1 is required under the terms of the ground lease.

The Courtyard Charleston Historic District is subject to a ground lease with a term extending to 2096. The annual ground rent is $0.8 million until 2021, after which the annual base rent increases periodically during the term of the ground lease to a maximum of $1.0 million. The annual ground rent expense is recognized on a straight-line basis. In addition to base rent, the property is subject to a contingent rent payment based on gross quarterly collected room revenue (for no more than 126 rooms per night), as calculated based on the terms of the ground lease. For the years ended December 31, 2013, 2012 and 2011, approximately $0.3 million, $0.3 million and $16,000, respectively, was incurred for contingent rent.

The Courtyard Waikiki Beach is subject to a ground lease with a term extending to 2112.  The annual ground rent is $3.5 million through 2016, after which the annual rent shall increase by the increase, if any, in the Consumer Price Index (“CPI”) from the immediately preceding calendar year.  The increase is limited to 5.0% per annum for the first 10 years in which the annual rent is subject to increase, and 6.0% per annum during the seven subsequent years in which the annual rent is subject to increase.  Thereafter, there is no cap on the increase in the CPI.  The acquisition of the Courtyard Waikiki Beach resulted in an above market ground lease intangible of $7.9 million, which is being amortized over the term of the ground lease as a reduction to ground rent expense. For the year ended December 31, 2013, $1.8 million of ground rent expense was incurred.  There was no ground rent expense in 2011 or 2012 as this property was acquired in 2013.

As of December 31, 2013, future minimum ground lease payments are as follows (in thousands):

	Amount of commitment expiration per period
	2014	2015	2016	2017	2018	Thereafter	Total
Future minimum ground lease payments	$4,650	$4,650	$4,650	$4,650	$4,650	$428,790	$452,040

 Restricted Cash Reserves

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve restricted cash ranging from 1.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some loan agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of December 31, 2013 and December 31, 2012, approximately $62.4 million and $64.8 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Neither the Company nor any of its subsidiaries are currently involved in any regulatory or legal proceedings that management believes will have a material adverse effect on the financial position, operations or liquidity of the Company.
Management Agreements
As of December 31, 2013, 146 of the Company's hotel properties were operated pursuant to long-term agreements with initial terms ranging from 5 to 25 years, with 17 management companies as follows:

Management Company	Number of Hotels
Aimbridge Hospitality	2
Concord Hospitality Enterprises Company	1
Crescent Hotels and Resorts	3
Crestline Hotels and Resorts	1
Davidson Hotels and Resorts	1
Embassy Suites Management	3
HEI Hotels and Resorts	1
Highgate Hotels	5
Interstate Hotels and Resorts (1)	8
InnVentures	1
K Partners Hospitality Group	1
Marriott Hotel Services	5
Sage Hospitality	2
Stonebridge Realty Advisors	1
Urgo Hotels	4
Windsor Capital Group	1
WLS	106
146
_______________________________________________________________________________

(1)	Includes agreements entered into with Noble Management Group, a wholly-owned subsidiary of Interstate Hotels and Resorts.
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
For the years ended December 31, 2013, 2012 and 2011, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $35.0 million, $29.9 million and $25.9 million, respectively, (excluding discontinued operations).

Franchise Agreements
As of December 31, 2013, 140 of the Company's hotel properties are operated under franchise agreements with initial terms ranging from 9 to 30 years. The franchise agreements for these hotels allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of between 2.0% and 3.0% of food and beverage revenues. For the years ended December 31, 2013, 2012 and 2011, the Company incurred franchise fee expense of approximately $64.2 million, $55.4 million and $48.5 million, respectively (excluding discontinued operations).
Purchase Commitments
As of December 31, 2013, the Company, through wholly-owned subsidiaries, is subject to one purchase and sale agreement to purchase one property. The Company intends to consummate the transactions pursuant to the terms of the agreement. However, if the Company fails to consummate, it could be required to forfeit its deposit of $7.2 million.
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
On March 25, 2013, the Company issued and sold 15,870,000 common shares of beneficial interest, $0.01 par value per share, at a price per share of $21.60 for total gross proceeds of $342.8 million. The Company received aggregate net proceeds of approximately $327.5 million. The Company used the net proceeds from the offering to repay amounts outstanding on its unsecured revolving credit facility, to repay mortgage indebtedness and for general corporate purposes.
Preferred Shares of Beneficial Interest
Under the declaration of trust of the Company, the total number of shares initially authorized for issuance was 10,000 preferred shares. On May 5, 2011, the declaration of trust was amended to authorize the issuance of up to 50,000,000 preferred shares. As of both December 31, 2013 and 2012, respectively, there were no preferred shares of beneficial interest outstanding.
Noncontrolling Interest in Joint Venture
As of December 31, 2013, the Company consolidated DBT Met Hotel Venture, LP, a majority-owned limited partnership that has a third-party partner that owns a noncontrolling 5.0% ownership interest. The third-party partnership interest is included in noncontrolling interest in joint venture on the balance sheet.

Noncontrolling Interest in Operating Partnership
The Company consolidates its Operating Partnership, a majority owned limited partnership that has a noncontrolling ownership interest and is included in noncontrolling interest in Operating Partnership on the balance sheet. As of December 31, 2013, the Operating Partnership had 123,534,042 OP units outstanding, of which 99.3% were owned by the Company and its subsidiaries and 0.7% were owned by other limited partners.
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

A summary of the non-vested shares as of December 31, 2013, 2012 and 2011 is as follows:

	2013		2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1,	1,013,673	$17.80	970,288	$17.93	—	$—
Granted (1)	383,187	21.25	445,176	17.23	1,128,640	17.81
Vested (1)	(458,808)	18.24	(374,913)	17.46	(155,352)	17.03
Forfeited	(5,252)	20.07	(26,878)	17.80	(3,000)	17.53
Unvested at December 31,	932,800	$18.99	1,013,673	$17.80	970,288	$17.93

(1)
For the years ended December 31, 2013, 2012 and 2011, respectively, includes 5,357, 8,530 and 7,810 unrestricted shares issued in lieu of cash compensation to non-employee trustees at a weighted average grant date fair value of $23.20, $18.75 and $15.36, respectively.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized approximately $8.6 million, $6.7 million and $3.3 million respectively, of share-based compensation expense related to restricted share awards.  As of December 31, 2013, there was $16.7 million of total unrecognized compensation costs related to non-vested share awards and these costs were expected to be primarily recognized over a weighted-average period of 2.2 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the years ended December 31, 2013, 2012 and 2011 was approximately $10.5 million, $6.5 million and $2.6 million, respectively.

Performance Units

The Company awarded performance units to certain employees under the 2011 Plan.  The performance units vest over a four-year period, including three years of performance-based vesting (“measurement period”) plus an additional one year of time-based vesting.

As of December 31, 2013, there were 1.0 million unvested performance units outstanding with a weighted average grant date fair value of $15.36 per performance unit.

For the year ended December 31, 2013 and 2012, the Company recognized $4.5 million and $1.9 million, respectively, of share-based compensation expense related to performance unit awards.  There was no share-based compensation expense in 2011 related to the performance units as they were granted in 2012. As of December 31, 2013, there was $9.0 million of total unrecognized compensation cost related to the performance units and these costs are expected to be recognized over a weighted-average period of 2.1 years.

As of December 31, 2013, there were 3,078,127 common shares available for future grant under the 2011 Plan.  Any performance units that convert into restricted shares will reduce the number of common shares available for future grant under the 2011 Plan.

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

For the year ended December 31, 2013, approximately $0.1 million represented undistributed earnings that were allocable to participating shares.  For the years ended December 31, 2012 and 2011, no earnings representing undistributed earnings were allocated to participating shares because the Company paid dividends in excess of net income.

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the years ended December 31, 2013, 2012 and 2011, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the year ended December 31,
	2013	2012	2011
Numerator:
Net income attributable to common shareholders before discontinued operations	$105,539	$43,423	$(9,428)
Add: Income (loss) from discontinued operations	7,382	(2,125)	20,774
Net income attributable to common shareholders	112,921	41,298	11,346
Less: Dividends paid on unvested restricted shares	(936)	(802)	(392)
Less: Undistributed earnings attributable to unvested restricted shares	(61)	—	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$111,924	$40,496	$10,954
Denominator:
Weighted-average number of common shares - basic	117,950,066	105,423,604	95,340,666
Unvested restricted shares	251,217	59,587	—
Unvested performance units	537,343	265,495	—
Weighted-average number of common shares - diluted	118,738,626	105,748,686	95,340,666

Basic per common share data:
Net income per share attributable to common shareholders before discontinued operations - basic	$0.89	$0.40	$(0.10)
Discontinued operations	0.06	(0.02)	0.22
Net income per share attributable to common shareholders - basic	$0.95	$0.38	$0.12

Diluted per common share data:
Net income per share attributable to common shareholders before discontinued operations - diluted	$0.88	$0.40	$(0.10)
Discontinued operations	0.06	(0.02)	0.22
Net income per share attributable to common shareholders - diluted	$0.94	$0.38	$0.12

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
Pursuant to the terms of the Fund III LP Agreements, the Fund III General Partner was entitled to receive annual advisory fees directly from the limited partners in consideration for the Fund III General Partner providing and managing the day-to-day operations and expenditures of Fund III. Total advisory fees due to the Fund III General Partner from limited partners, including advisory fees due from the limited partners admitted during subsequent closes, for the years ended December 31, 2011 and 2010, were approximately $3.8 million and $13.7 million, respectively. As of December 31, 2011 all advisory fees due had been paid by the limited partners.
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
15.       Related Party Transactions

RLJ Companies, LLC and its affiliates, a related party, periodically provide or receive services or pay or collect certain amounts to or from the Company. At December 31, 2013 and December 31, 2012, there was approximately $1,000 and $45,000, respectively, due from RLJ Companies, LLC which was included in other assets.
16. Income Taxes
For federal income tax purposes, the cash distributions paid for the years ended December 31, 2013 and 2012 are characterized as follows:

	For the Years Ended December 31,
	2013	2012
Common distributions
Ordinary income	100.0%	100.0%
Return of capital	—	—
Capital gains	—	—
	100.0%	100.0%
The components of the income tax provision from continuing operations are as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Current:
Federal	$(323)	$(50)	$(1)
State	(1,439)	(1,381)	(1,232)
Deferred:
Federal	830	64	443
State	53	(2)	50
Total net tax expense	$(879)	$(1,369)	$(740)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations for the years ended December 31, 2013, 2012 and 2011 as a result of the following differences (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Expected federal tax expense at statutory rate	$(40,271)	$(14,952)	$(4,398)
Tax impact of REIT election	37,230	22,618	19,619
Expected tax (expense)/benefit at TRS	(3,041)	7,666	15,221
Change in valuation allowance	3,612	(8,741)	(17,045)
State income (expense) benefit, net of federal tax benefit	(1,345)	595	1,411
Impact of rate change	(94)	146	—
Other permanent items	(443)	(394)	(436)
Impact of acquired tax attributes	361	(361)	—
Impact of provision to return	71	(280)	109
Income tax expense	$(879)	$(1,369)	$(740)
Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following (in thousands):

	December 31,
	2013	2012
Property and equipment	$(1,787)	$(2,633)
Prepaid expenses	(1,662)	(1,431)
Other - DTL	(99)	—
Gross deferred tax liabilities	$(3,548)	$(4,064)
Property and equipment	$515	$4,997
Deferred revenue - key money	1,478	1,562
Incentive and vacation accrual	2,325	1,933
Allowance for doubtful accounts	92	77
Other - DTA	285	204
Other carryforwards	106	108
Net operating loss carryforwards	51,254	50,463
Valuation allowance	(53,526)	(57,138)
Gross deferred tax assets	$2,529	$2,206
The Company recorded a valuation allowance of approximately $53.5 million and $57.1 million related to its net operating loss, or NOL, carryforwards and other deferred tax assets at December 31, 2013 and 2012, respectively, as the Company believed it was more likely than not that it would not realize the benefits associated with these NOLs and other deferred tax assets. The ability to carry forward the tax benefit of NOLs of approximately $51.3 million will begin to expire in 2026 for federal tax purposes and during the period from 2016 to 2026 for state tax purposes if not utilized. The Company’s TRS entities experienced a change of control as defined in Section 382 of the Code, the TRS’s ability to utilize NOLs in the years after the change in control will be limited.
The Company owns subsidiary TRSs which are not part of a consolidated tax return, these deferred tax assets and liabilities are presented on a combined basis and are not subject to a valuation allowance.

The net current and non-current components of deferred income taxes included in the combined consolidated balance sheets are as follows (in thousands):

	December 31,
	2013	2012
Current net deferred tax assets	$263	$193
Current net deferred tax liabilities	(1,761)	(1,431)
Non-current net deferred tax assets	2,266	2,013
Non-current net deferred tax liabilities	(1,787)	(2,633)
Net deferred tax liability	$(1,019)	$(1,858)
The Company had no accruals for tax uncertainties as of December 31, 2013 and December 31, 2012.
17. Segment Information
The Company separately evaluates the performance of each of its hotels. However, because each of the hotels has similar economic characteristics, facilities, and services, the properties have been aggregated into a single operating segment.

18.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2013	2012	2011
Interest paid	$59,826	$79,376	$91,558

Income taxes paid	$1,420	$1,598	$1,392

Supplemental investing and financing transactions:
In conjunction with the acquisitions, the Company recorded the following:
Purchase of real estate	$228,573	$247,158	$249,018
Accounts receivable	740	164	556
Other assets	957	728	1,040
Advance deposits	(313)	(224)	(379)
Accounts payable and other liabilities	(12,168)	(777)	(2,439)
Application of purchase deposit	—	—	(8,500)
Deferred tax liabilities assumed	—	—	(2,438)
Receipt of assets in full satisfaction	(4,731)	—	—
Gain on foreclosure	(4,863)	—	—
Acquisition of hotel and other properties	$208,195	$247,049	$236,858

In conjunction with the dispositions, the Company recorded the following:
Sale of real estate	$(5,585)	$—	$(31,534)
Gain on sale of property	(2,081)	—	—
Other assets	(709)	—	(8,007)
Other liabilities	1,169	—	5,056
Gain on extinguishment of indebtedness	(5,708)	—	(23,515)
Forgiveness of indebtedness	10,545	—	58,000
Disposition of hotel properties	$(2,369)	$—	$—

Supplemental non-cash transactions:
Change in fair market value of designated interest rate swaps	$(5,941)	$1,326	$2,024

Accrued capital expenditures	$10,610	$4,563	$12,801

Distributions payable	$30,870	$22,392	$16,076

19.       Subsequent Events

In January 2014, the Company paid a dividend of $0.24 per common share to shareholders of record at December 31, 2013.

In February 2014, the Company entered into a purchase and sale agreement to acquire a portfolio of ten hotels comprised of 1,560 rooms for a total purchase price of approximately $313.0 million. The transaction is expected to be completed in March 2014 and is subject to customary closing conditions.

In February 2014, the Company granted 305,053 restricted common shares of beneficial interest to officers and certain employees.

In February 2014, the Company sold eleven properties for a total sales price of approximately $84.8 million.

20. Quarterly Operating Results (unaudited)
The Company's unaudited condensed consolidated quarterly operating data for the years ended December 31, 2013 and 2012 follows (in thousands, except share and per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotels enterprises are not indicative of results to be achieved in succeeding years or quarters. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareholders' equity and cash flows for a period of several years.

	Year ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$214,870	$260,822	$252,116	$242,572
Income from continuing operations	$8,803	$38,571	$33,770	$25,599
Discontinued operations	$(219)	$2,410	$3,158	$2,087
Net income attributable to common shareholders	$8,491	$40,510	$36,469	$27,451
Comprehensive income	$8,016	$45,514	$20,513	$32,937
Basic per share data:
Income from continuing operations	$0.08	$0.32	$0.28	$0.21
Discontinued operations	$—	$0.01	$0.02	$0.02
Net income attributable to common shareholders	$0.08	$0.33	$0.30	$0.23
Diluted per share data:
Income from continuing operations	$0.08	$0.32	$0.28	$0.21
Discontinued operations	$—	$0.01	$0.02	$0.01
Net income attributable to common shareholders	$0.08	$0.33	$0.30	$0.22
Basic weighted average common shares outstanding	106,815,375	121,520,253	121,594,219	121,667,166
Diluted weighted average common shares outstanding	107,423,195	122,280,431	122,750,121	122,540,253

	Year ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$182,233	$222,079	$223,941	$221,432
Income (loss) from continuing operations	$(6,696)	$19,103	$17,022	$14,033
Discontinued operations	$(225)	$(84)	$(1,721)	$(113)
Net income (loss) attributable to common shareholders	$(6,513)	$18,885	$15,196	$13,730
Comprehensive income (loss)	$(6,519)	$19,266	$15,585	$14,748
Basic per share data:
Income (loss) from continuing operations	$(0.06)	$0.17	$0.16	$0.11
Discontinued operations	$—	$—	$(0.02)	$—
Net income (loss) attributable to common shareholders	$(0.06)	$0.17	$0.14	$0.11
Diluted per share data:
Income (loss) from continuing operations	$(0.06)	$0.17	$0.16	$0.11
Discontinued operations	$—	$—	$(0.02)	$—
Net income (loss) attributable to common shareholders	$(0.06)	$0.17	$0.14	$0.11
Basic weighted average common shares outstanding	105,332,812	105,388,743	105,453,978	105,517,515
Diluted weighted average common shares outstanding	105,332,812	105,454,679	105,509,104	105,865,104

RLJ Lodging Trust
Real Estate and Accumulated Depreciation
December 31, 2013
(amounts in thousands)

		Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2013
Description	Debt	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciation Life
Marriott Austin South	$—	$2,253	$16,522	$—	$1,430	$2,253	$17,952	$20,205	$3,311	2006	15 - 40 years
Marriott Denver South @ Park Meadows	—	5,385	39,488	—	1,928	5,385	41,416	46,801	7,674	2006	15 - 40 years
Marriott Louisville Downtown	68,500	—	89,541	—	3,326	—	92,867	92,867	17,077	2006	15 - 40 years
Marriott Auburn Hills Pontiac @ Centerpoint	—	3,438	25,224	—	125	3,438	25,349	28,787	4,791	2006	15 - 40 years
Marriott Chicago Midway	—	4,464	32,736	10	1,891	4,474	34,627	39,101	6,415	2006	15 - 40 years
Renaissance Boulder Flatiron Hotel	—	4,440	32,557	—	1,542	4,440	34,099	38,539	6,269	2006	15 - 40 years
Renaissance Fort Lauderdale Plantation Hotel	—	4,842	35,517	—	1,863	4,842	37,380	42,222	6,850	2006	15 - 40 years
Holiday Inn Austin NW Arboretum Area	—	1,546	11,337	—	489	1,546	11,826	13,372	2,220	2006	15 - 40 years
Courtyard Austin University Area	—	1,894	13,891	—	927	1,894	14,818	16,712	2,727	2006	15 - 40 years
Courtyard Austin Northwest Arboretum	—	1,443	10,585	3	1,277	1,446	11,862	13,308	2,161	2006	15 - 40 years
Courtyard Austin South	4,962	1,530	11,222	3	1,223	1,533	12,445	13,978	2,250	2006	15 - 40 years
Courtyard Benton Harbor St Joseph	—	345	2,534	—	206	345	2,740	3,085	498	2006	15 - 40 years
Courtyard Tampa Brandon	—	1,036	7,599	—	1,372	1,036	8,971	10,007	1,869	2006	15 - 40 years
Courtyard Chicago Downtown Magnificent Mile	32,901	8,140	59,696	—	2,339	8,140	62,035	70,175	11,413	2006	15 - 40 years
Courtyard Fort Wayne	—	1,143	8,389	—	316	1,143	8,705	9,848	1,624	2006	15 - 40 years
Courtyard Denver West Golden	6,251	1,325	9,716	—	1,169	1,325	10,885	12,210	1,898	2006	15 - 40 years
Courtyard Grand Rapids Airport	4,068	706	5,185	—	142	706	5,327	6,033	980	2006	15 - 40 years
Courtyard Chicago Southeast Hammond	—	1,038	7,616	4	1,229	1,042	8,845	9,887	1,554	2006	15 - 40 years
Courtyard Indianapolis @ The Capitol	—	2,482	18,207	—	1,240	2,482	19,447	21,929	3,534	2006	15 - 40 years
Courtyard Denver Southwest Lakewood	2,475	536	3,931	—	965	536	4,896	5,432	798	2006	15 - 40 years
Courtyard Boulder Longmont	5,568	1,192	8,745	—	851	1,192	9,596	10,788	1,733	2006	15 - 40 years

		Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2013
Description	Debt	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciation Life
Courtyard Boulder Louisville	8,452	1,640	12,025	2	1,441	1,642	13,466	15,108	2,372	2006	15 - 40 years
Courtyard Louisville Northeast	—	1,374	10,079	2	765	1,376	10,844	12,220	1,993	2006	15 - 40 years
Courtyard Merrillville	—	537	3,943	—	378	537	4,321	4,858	1,072	2006	15 - 40 years
Courtyard Mesquite	—	942	6,915	—	97	942	7,012	7,954	1,322	2006	15 - 40 years
Courtyard Midway Airport	8,729	2,172	15,927	3	1,791	2,175	17,718	19,893	3,805	2006	15 - 40 years
Courtyard South Bend Mishawaka	—	640	4,699	2	996	642	5,695	6,337	1,161	2006	15 - 40 years
Courtyard Detroit Pontiac Bloomfield	—	482	3,543	—	227	482	3,770	4,252	928	2006	15 - 40 years
Courtyard Salt Lake City Airport	—	2,333	17,110	—	1,293	2,333	18,403	20,736	3,287	2006	15 - 40 years
Courtyard San Antonio Airport Northstar	—	1,196	8,768	4	1,032	1,200	9,800	11,000	1,784	2006	15 - 40 years
Courtyard Houston Sugarland	—	1,217	8,931	—	1,084	1,217	10,015	11,232	1,761	2006	15 - 40 years
Courtyard Valparaiso	—	248	1,825	—	264	248	2,089	2,337	528	2006	15 - 40 years
Courtyard Chicago Schaumburg	—	2,078	15,239	—	1,236	2,078	16,475	18,553	2,845	2007	15 - 40 years
Courtyard Fort Lauderdale SW Miramar	—	1,619	11,872	—	568	1,619	12,440	14,059	1,943	2007	15 - 40 years
Courtyard Austin Downtown Convention Center	49,200	6,049	44,361	—	1,476	6,049	45,837	51,886	6,999	2007	15 - 40 years
Courtyard Grand Junction	—	1,576	11,754	—	36	1,576	11,790	13,366	1,593	2008	15 - 40 years
Courtyard Austin Airport	—	1,691	12,404	58	1,279	1,749	13,683	15,432	2,000	2007	15 - 40 years
Residence Inn Austin Northwest Arboretum	—	1,403	10,290	—	232	1,403	10,522	11,925	1,959	2006	15 - 40 years
Residence Inn Austin South	—	802	5,883	—	807	802	6,690	7,492	1,156	2006	15 - 40 years
Residence Inn Austin North Parmer Lane	7,305	1,483	10,872	—	453	1,483	11,325	12,808	2,055	2006	15 - 40 years
Residence Inn Indianapolis Carmel	8,156	1,646	12,076	—	1,082	1,646	13,158	14,804	2,359	2006	15 - 40 years
Residence Inn Indianapolis Fishers	—	998	7,322	—	845	998	8,167	9,165	1,435	2006	15 - 40 years
Residence Inn Denver West Golden	6,394	1,222	8,963	—	69	1,222	9,032	10,254	1,687	2006	15 - 40 years
Residence Inn Chicago Southeast Hammond	—	980	7,190	—	726	980	7,916	8,896	1,414	2006	15 - 40 years

		Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2013
Description	Debt	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciation Life
Residence Inn Houston By The Galleria	—	2,665	19,549	—	1,163	2,665	20,712	23,377	3,722	2006	15 - 40 years
Residence Inn Indianapolis Airport	—	786	5,772	—	304	786	6,076	6,862	1,266	2006	15 - 40 years
Residence Inn Indianapolis Downtown On The Canal	—	2,670	19,588	—	1,764	2,670	21,352	24,022	3,853	2006	15 - 40 years
Residence Inn Denver Southwest Lakewood	4,063	986	7,230	—	24	986	7,254	8,240	1,358	2006	15 - 40 years
Residence Inn Longmont Boulder	6,399	1,407	10,321	—	780	1,407	11,101	12,508	1,973	2006	15 - 40 years
Residence Inn Boulder Louisville	—	1,298	9,519	—	462	1,298	9,981	11,279	1,816	2006	15 - 40 years
Residence Inn Louisville Northeast	7,038	1,319	9,675	—	71	1,319	9,746	11,065	1,823	2006	15 - 40 years
Residence Inn Merrillville	—	595	4,372	—	1,181	595	5,553	6,148	1,188	2006	15 - 40 years
Residence Inn Detroit Novi	6,450	1,427	10,445	—	24	1,427	10,469	11,896	1,963	2006	15 - 40 years
Residence Inn Chicago Oak Brook	10,521	—	20,436	—	829	—	21,265	21,265	3,874	2006	15 - 40 years
Residence Inn Fort Lauderdale Plantation	—	2,183	16,021	112	908	2,295	16,929	19,224	3,475	2006	15 - 40 years
Residence Inn Detroit Pontiac Auburn Hills	—	320	2,354	—	174	320	2,528	2,848	997	2006	15 - 40 years
Residence Inn Austin Round Rock	—	1,684	12,349	—	170	1,684	12,519	14,203	2,355	2006	15 - 40 years
Residence Inn Salt Lake City Airport	—	875	6,416	—	952	875	7,368	8,243	1,229	2006	15 - 40 years
Residence Inn San Antonio Downtown Market Sq	—	1,822	13,360	—	782	1,822	14,142	15,964	2,545	2006	15 - 40 years
Residence Inn Chicago Schaumburg	—	1,790	13,124	—	271	1,790	13,395	15,185	2,520	2006	15 - 40 years
Residence Inn South Bend	—	603	4,425	—	459	603	4,884	5,487	875	2006	15 - 40 years
Residence Inn Houston Sugarland	—	1,100	8,073	—	1,295	1,100	9,368	10,468	1,666	2006	15 - 40 years
Residence Inn Chicago Naperville	9,167	1,923	14,101	—	823	1,923	14,924	16,847	2,737	2006	15 - 40 years
Residence Inn Louisville Downtown	—	1,815	13,308	—	563	1,815	13,871	15,686	2,360	2007	15 - 40 years
Residence Inn Fort Lauderdale SW Miramar	—	1,692	12,409	—	380	1,692	12,789	14,481	2,022	2007	15 - 40 years
Residence Inn Grand Junction	—	870	9,197	—	36	870	9,233	10,103	1,296	2008	15 - 40 years

		Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2013
Description	Debt	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciation Life
Residence Inn Austin Downtown Convention Center	32,800	3,767	27,626	—	620	3,767	28,246	32,013	4,347	2007	15 - 40 years
SpringHill Suites Austin North Parmer Lane	6,399	1,957	14,351	—	577	1,957	14,928	16,885	2,723	2006	15 - 40 years
SpringHill Suites Austin South	—	1,605	11,768	—	114	1,605	11,882	13,487	2,245	2006	15 - 40 years
SpringHill Suites Indianapolis Carmel	8,142	1,816	13,320	—	849	1,816	14,169	15,985	2,602	2006	15 - 40 years
SpringHill Suites Louisville Hurstbourne North	7,578	1,890	13,869	—	740	1,890	14,609	16,499	2,693	2006	15 - 40 years
SpringHill Suites South Bend Mishawaka	5,255	983	7,217	—	213	983	7,430	8,413	1,511	2006	15 - 40 years
SpringHill Suites Chicago Schaumburg	—	1,554	11,396	—	829	1,554	12,225	13,779	2,252	2006	15 - 40 years
SpringHill Suites Denver North Westminster	9,470	2,409	17,670	—	1,120	2,409	18,790	21,199	3,439	2006	15 - 40 years
SpringHill Suites Boulder Longmont	—	1,144	8,388	—	628	1,144	9,016	10,160	1,497	2007	15 - 40 years
Fairfield Inn & Suites Austin University Area	—	556	4,078	—	142	556	4,220	4,776	782	2006	15 - 40 years
Fairfield Inn & Suites Austin South Airport	—	505	3,702	—	439	505	4,141	4,646	715	2006	15 - 40 years
Fairfield Inn & Suites Tampa Brandon	—	926	6,795	—	274	926	7,069	7,995	1,546	2006	15 - 40 years
Fairfield Inn & Suites Denver Cherry Creek	—	1,203	8,823	—	1,214	1,203	10,037	11,240	1,750	2006	15 - 40 years
Fairfield Inn & Suites Chicago SE Hammond	—	722	5,301	—	472	722	5,773	6,495	1,047	2006	15 - 40 years
Fairfield Inn & Suites Indianapolis Airport	—	657	4,820	—	299	657	5,119	5,776	1,054	2006	15 - 40 years
Fairfield Inn & Suites Key West	—	1,803	19,325	—	459	1,803	19,784	21,587	3,494	2006	15 - 40 years
Fairfield Inn & Suites Merrillville	—	768	5,636	—	298	768	5,934	6,702	1,092	2006	15 - 40 years
Fairfield Inn & Suites Chicago Midway Airport	4,736	1,425	10,449	—	203	1,425	10,652	12,077	1,990	2006	15 - 40 years
Fairfield Inn & Suites San Antonio Airport	—	1,140	8,363	—	142	1,140	8,505	9,645	1,602	2006	15 - 40 years
Fairfield Inn & Suites San Antonio Dwntn Mkt	—	1,378	10,105	—	794	1,378	10,899	12,277	1,945	2006	15 - 40 years
Fairfield Inn & Suites Valparaiso	—	157	1,157	—	135	157	1,292	1,449	302	2006	15 - 40 years

		Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2013
Description	Debt	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciation Life
Holiday Inn Grand Rapids Airport	—	582	4,274	—	2	582	4,276	4,858	962	2006	15 - 40 years
Hampton Inn Merrillville	—	665	4,879	—	657	665	5,536	6,201	965	2006	15 - 40 years
Holiday Inn Express Merrillville	—	545	4,005	—	87	545	4,092	4,637	771	2006	15 - 40 years
Hampton Inn Chicago Midway Airport	—	2,747	20,143	—	1,854	2,747	21,997	24,744	3,909	2006	15 - 40 years
Hilton Garden Inn Chicago Midway Airport	—	2,978	21,842	—	235	2,978	22,077	25,055	4,146	2006	15 - 40 years
Sleep Inn Midway Airport	—	1,189	8,718	—	1,131	1,189	9,849	11,038	1,924	2006	15 - 40 years
Holiday Inn Express & Suites Midway Airport	—	1,874	13,742	—	232	1,874	13,974	15,848	2,638	2006	15 - 40 years
Homewood Suites Tampa Brandon	—	1,377	10,099	—	819	1,377	10,918	12,295	1,571	2007	15 - 40 years
Hilton Garden Inn Bloomington	17,500	—	18,945	—	611	—	19,556	19,556	2,374	2009	15 - 40 years
TGI Friday's Chicago Midway	2,186	829	6,139	—	170	829	6,309	7,138	1,167	2006	15 - 40 years
Hilton Garden Inn St George	—	1,822	13,363	—	17	1,822	13,380	15,202	2,230	2007	15 - 40 years
SpringHill Suites Bakersfield	—	1,560	8,838	—	4	1,560	8,842	10,402	1,668	2007	15 - 40 years
SpringHill Suites Gainesville	—	4,018	12,118	7	12	4,025	12,130	16,155	1,959	2007	15 - 40 years
Hampton Inn Suites Clearwater St Petersburg Ulmerton Road	—	1,106	12,721	—	444	1,106	13,165	14,271	2,079	2007	15 - 40 years
Hampton Inn Garden City	—	5,691	22,764	24	537	5,715	23,301	29,016	3,735	2007	15 - 40 years
Hampton Inn Suites Las Vegas Red Rock Summerlin	—	2,341	4,609	—	3	2,341	4,612	6,953	850	2007	15 - 40 years
Courtyard Houston By The Galleria	21,000	3,069	22,508	—	10	3,069	22,518	25,587	3,612	2007	15 - 40 years
Hampton Inn Fort Walton Beach	—	8,774	6,109	60	923	8,834	7,032	15,866	1,023	2007	15 - 40 years
Hilton Mystic	—	6,092	9,111	104	360	6,196	9,471	15,667	1,447	2007	15 - 40 years
Embassy Suites Los Angeles Downey	22,000	4,857	29,943	78	2,550	4,935	32,493	37,428	4,643	2008	15 - 40 years
Hyatt House Colorado Springs	4,500	1,453	8,234	—	19	1,453	8,253	9,706	1,132	2008	15 - 40 years
Hyatt House Austin Arboretum	10,300	2,813	15,940	—	96	2,813	16,036	18,849	2,199	2008	15 - 40 years

		Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2013
Description	Debt	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciation Life
Hyatt House Dallas Lincoln Park	17,400	3,169	17,958	55	283	3,224	18,241	21,465	2,507	2008	15 - 40 years
Hyatt House Dallas Uptown	12,300	2,241	12,698	45	50	2,286	12,748	15,034	1,755	2008	15 - 40 years
Hyatt House Dallas Richardson	5,500	1,445	8,186	94	74	1,539	8,260	9,799	1,147	2008	15 - 40 years
Hyatt House Houston Galleria	13,000	2,976	16,866	—	318	2,976	17,184	20,160	2,329	2008	15 - 40 years
Hilton Garden Inn New York West 35th Street	—	24,244	96,978	7	843	24,251	97,821	122,072	11,984	2009	15 - 40 years
Embassy Suites Tampa Downtown Convention Ctr	—	2,161	71,017	98	1,123	2,259	72,140	74,399	6,800	2010	15 - 40 years
Fairfield Inn & Suites Washington DC Downtown	—	16,214	22,265	93	4,077	16,307	26,342	42,649	2,693	2010	15 - 40 years
Embassy Suites Fort Myers Estero	—	2,816	7,862	27	176	2,843	8,038	10,881	869	2010	15 - 40 years
Homewood Suites Washington DC Downtown	33,000	23,139	34,188	—	230	23,139	34,418	57,557	3,030	2010	15 - 40 years
Hilton New York Fashion District	—	35,592	82,392	3	556	35,595	82,948	118,543	6,902	2010	15 - 40 years
Hampton Inn Suites Denver Tech Center	—	2,373	9,180	51	1,396	2,424	10,576	13,000	1,050	2010	15 - 40 years
Hotel Indigo New Orleans Garden District	—	1,901	3,865	179	11,564	2,080	15,429	17,509	950	2010	15 - 40 years
Residence Inn Columbia	—	1,993	11,487	26	1,488	2,019	12,975	14,994	1,174	2010	15 - 40 years
Residence Inn National Harbor Washington DC	—	7,457	37,046	5	81	7,462	37,127	44,589	2,983	2010	15 - 40 years
Residence Inn Silver Spring	11,000	3,945	18,896	23	959	3,968	19,855	23,823	1,774	2010	15 - 40 years
Hilton Garden Inn New Orleans Convention Center	—	3,405	20,750	15	3,557	3,420	24,307	27,727	2,117	2010	15 - 40 years
Hampton Inn West Palm Beach Arprt Central	—	2,280	9,769	—	440	2,280	10,209	12,489	898	2010	15 - 40 years
Hilton Garden Inn West Palm Beach Airport	—	1,206	10,811	9	299	1,215	11,110	12,325	923	2010	15 - 40 years
Hilton Garden Inn Los Angeles Hollywood	—	5,303	19,136	149	5,093	5,452	24,229	29,681	2,168	2010	15 - 40 years
DoubleTree Metropolitan Hotel New York City	—	140,332	188,014	103	15,219	140,435	203,233	343,668	16,076	2010	15 - 40 years
Embassy Suites Columbus	—	1,274	6,805	175	1,290	1,449	8,095	9,544	703	2011	15 - 40 years

		Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2013
Description	Debt	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciation Life
Renaissance Pittsburgh Hotel	—	3,274	39,934	42	1,535	3,316	41,469	44,785	3,165	2011	15 - 40 years
Courtyard Atlanta Buckhead	—	2,860	21,668	15	1,272	2,875	22,940	25,815	1,780	2011	15 - 40 years
DoubleTree Hotel Columbia	—	1,933	6,486	76	3,049	2,009	9,535	11,544	887	2011	15 - 40 years
Marriott Denver Airport @ Gateway Park	24,000	3,083	38,356	39	1,315	3,122	39,671	42,793	3,137	2011	15 - 40 years
Embassy Suites West Palm Beach Central	—	3,656	9,614	114	4,649	3,770	14,263	18,033	1,412	2011	15 - 40 years
Hilton Garden Inn Durham Raleigh Research Triangle Park	—	1,751	4,763	54	5,134	1,805	9,897	11,702	1,124	2011	15 - 40 years
Hilton Garden Inn Pittsburgh University Place	—	1,975	18,490	58	6,352	2,033	24,842	26,875	2,239	2011	15 - 40 years
Hampton Inn Houston Near The Galleria	—	9,326	9,220	69	715	9,395	9,935	19,330	833	2011	15 - 40 years
Courtyard Charleston Historic District	—	2,714	35,828	16	317	2,730	36,145	38,875	2,048	2011	15 - 40 years
Residence Inn Bethesda Downtown	35,000	8,154	52,750	119	139	8,273	52,889	61,162	2,234	2012	15 - 40 years
Courtyard New York Manhattan Upper East Side	—	20,654	60,223	19	921	20,673	61,144	81,817	2,552	2012	15 - 40 years
Hilton Garden Inn San Francisco Oakland Bay Brg	—	11,902	22,758	3	1,049	11,905	23,807	35,712	978	2012	15 - 40 years
Embassy Suites Boston Waltham	—	6,268	56,025	17	1,137	6,285	57,162	63,447	1,739	2012	15 - 40 years
Courtyard Houston Downtown Convention Center	—	5,799	28,954	—	562	5,799	29,516	35,315	623	2013	15 - 40 years
Residence Inn Houston Downtown Convention Center	—	4,674	24,913	—	452	4,674	25,365	30,039	527	2013	15 - 40 years
Humble Tower Apartments	—	2,382	12,756	—	185	2,382	12,941	15,323	269	2013	15 - 40 years
Courtyard Waikiki Beach	—	557	79,033	38	43	595	79,076	79,671	1,153	2013	15 - 40 years
Courtyard San Francisco	—	11,277	18,198	—	2,017	11,277	20,215	31,492	—	2013	15 - 40 years
Residence Inn Atlanta Midtown Historic	—	2,812	6,044	2	172	2,814	6,216	9,030	—	2013	15 - 40 years
SpringHill Suites Portland Hillsboro	—	3,488	18,283	—	1	3,488	18,284	21,772	125	2013	15 - 40 years
	$559,665	$592,088	$2,707,941	$2,314	$158,908	$594,402	$2,866,849	$3,461,251	$367,306

The change in total cost of properties for the years ended December 31, 2013, 2012, and 2011 is as follows:

	2013	2012	2011
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$3,218,610	$2,908,626	$2,676,184
Add: Acquisitions	219,169	238,731	223,668
Add: Improvements	30,309	72,149	41,188
Less: Disposition of properties	(6,837)	—	(32,414)
Balance at end of period before impairment charges	3,461,251	3,219,506	2,908,626
Impairment charges on real estate assets owned at end of period	—	(896)	—
Balance at end of period	$3,461,251	$3,218,610	$2,908,626
The change in accumulated depreciation of real estate assets for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$(295,397)	$(228,809)	$(175,432)
Add: Depreciation for the period	(73,556)	(66,588)	(58,743)
Less: Disposition of properties	1,647	—	5,366
Balance at end of period	$(367,306)	$(295,397)	$(228,809)