Form 10-Q
period 2014-03-31
RLJ Lodging Trust
filed 2014-05-08
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 1, 2014, 122,901,010 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Investment in hotels and other properties, net	$3,422,662	$3,241,163
Cash and cash equivalents	270,765	332,248
Restricted cash reserves	57,193	62,430
Hotel and other receivables, net of allowance of $172 and $234, respectively	31,758	22,762
Deferred financing costs, net	11,977	11,599
Deferred income tax asset	2,636	2,529
Purchase deposits	7,246	7,246
Prepaid expense and other assets	39,428	37,997
Total assets	$3,843,665	$3,717,974
Liabilities and Equity
Mortgage loans	$536,470	$559,665
Term loans	1,025,000	850,000
Accounts payable and accrued expense	102,518	115,011
Deferred income tax liability	3,467	3,548
Advance deposits and deferred revenue	14,093	9,851
Accrued interest	2,613	2,695
Distributions payable	28,677	30,870
Total liabilities	1,712,838	1,571,640

Commitments and Contingencies (Note 10)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 122,901,341 and 122,640,042 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	1,229	1,226
Additional paid-in-capital	2,180,505	2,178,004
Accumulated other comprehensive loss	(7,302)	(5,941)
Distributions in excess of net earnings	(60,848)	(45,522)
Total shareholders’ equity	2,113,584	2,127,767
Noncontrolling interest
Noncontrolling interest in joint venture	6,090	7,306
Noncontrolling interest in Operating Partnership	11,153	11,261
Total noncontrolling interest	17,243	18,567
Total equity	2,130,827	2,146,334
Total liabilities and equity	$3,843,665	$3,717,974

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2014	2013
Revenue
Operating revenue
Room revenue	$206,025	$185,448
Food and beverage revenue	23,367	23,212
Other operating department revenue	6,981	6,210
Total revenue	236,373	214,870
Expense
Operating expense
Room expense	47,521	43,097
Food and beverage expense	16,873	16,557
Management fee expense	9,113	7,381
Other operating expense	72,076	66,366
Total property operating expense	145,583	133,401
Depreciation and amortization	32,876	31,344
Property tax, insurance and other	17,252	14,710
General and administrative	10,129	8,798
Transaction and pursuit costs	1,484	1,089
Total operating expense	207,324	189,342
Operating income	29,049	25,528
Other income	110	79
Interest income	323	296
Interest expense	(14,646)	(16,874)
Income from continuing operations before income tax expense	14,836	9,029
Income tax expense	(294)	(226)
Income from continuing operations	14,542	8,803
Loss from discontinued operations	—	(219)
Loss on disposal of hotel properties	(2,557)	—
Net income	11,985	8,584
Net (income) loss attributable to non-controlling interests
Noncontrolling interest in consolidated joint venture	34	48
Noncontrolling interest in common units of Operating Partnership	(87)	(139)
Net income attributable to common shareholders	$11,932	$8,493

Basic per common share data:
Income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties	$0.10	$0.08
Discontinued operations	—	—
Net income per share attributable to common shareholders	$0.10	$0.08
Weighted-average number of common shares	121,740,962	106,815,375

Diluted per common share data:
Income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties	$0.10	$0.08
Discontinued operations	—	—
Net income per share attributable to common shareholders	$0.10	$0.08
Weighted-average number of common shares	122,867,755	107,423,195

Amounts attributable to the Company’s common shareholders:
Income from continuing operations	$14,471	$8,710
Loss from discontinued operations	—	(217)
Loss on disposal of hotel properties	(2,539)	—
Net income attributable to common shareholders	$11,932	$8,493

Comprehensive income
Net income	$11,985	$8,584
Unrealized loss on interest rate derivatives	(1,361)	(477)
Comprehensive income	10,624	8,107
Comprehensive loss attributable to consolidated joint venture	34	48
Comprehensive income attributable to common units of Operating Partnership	(87)	(139)
Comprehensive income attributable to the Company	$10,571	$8,016

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2013	122,640,042	$1,226	$2,178,004	$(45,522)	$(5,941)	$11,261	$7,306	$18,567	$2,146,334
Net income (loss)	—	—	—	11,932	—	87	(34)	53	11,985
Unrealized loss on interest rate derivative	—	—	—	—	(1,361)	—	—	—	(1,361)
Distributions to JV partner	—	—	—	—	—	—	(1,182)	(1,182)	(1,182)
Issuance of restricted stock	305,053	3	(3)	—	—	—	—	—	—
Amortization of share based compensation	—	—	3,573	—	—	—	—	—	3,573
Share grants to trustees	1,051	—	28	—	—	—	—	—	28
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(42,900)	—	(1,097)	—	—	—	—	—	(1,097)
Forfeiture of restricted stock	(1,905)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(27,258)	—	(195)	—	(195)	(27,453)
Balance at March 31, 2014	122,901,341	$1,229	$2,180,505	$(60,848)	$(7,302)	$11,153	$6,090	$17,243	$2,130,827

The accompanying notes are an integral part of these consolidated financial statements.

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2012	106,565,516	$1,066	$1,841,449	$(52,681)	$—	$11,311	$6,766	$18,077	$1,807,911
Net income (loss)	—	—	—	8,493	—	139	(48)	91	8,584
Unrealized loss on interest rate derivative	—	—	—	—	(477)	—	—	—	(477)
Proceeds from sale of common stock, net	15,870,000	159	327,584	—	—	—	—	—	327,743
Issuance of restricted stock	330,640	3	(3)	—	—	—	—	—	—
Amortization of share based compensation	—	—	3,014	—	—	—	—	—	3,014
Share grants to trustees	1,756	—	40	—	—	—	—	—	40
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(34,339)	(1)	(727)	—	—	—	—	—	(728)
Distributions on common shares and units	—	—	—	(25,364)	—	(184)	—	(184)	(25,548)
Balance at March 31, 2013	122,733,573	$1,227	$2,171,357	$(69,552)	$(477)	$11,266	$6,718	$17,984	$2,120,539

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$11,985	$8,584
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on defeasance	804	—
Loss on disposal of hotel properties	2,557	—
Depreciation and amortization	32,876	31,435
Amortization of deferred financing costs	1,187	789
Amortization of deferred management fees	244	250
Accretion of interest income on investment in loans	(52)	—
Share grants to trustees	28	40
Amortization of share based compensation	3,573	3,014
Deferred income taxes	(188)	(98)
Changes in assets and liabilities:
Hotel and other receivables, net	(8,623)	(5,475)
Prepaid expense and other assets	(1,039)	5,226
Accounts payable and accrued expense	(15,547)	(14,233)
Advance deposits and deferred revenue	3,837	4,374
Accrued interest	(82)	119
Net cash flow provided by operating activities	31,560	34,025
Cash flows from investing activities:
Acquisition of hotel and other properties, net	(311,973)	(79,521)
Proceeds from the disposal of hotel properties, net	111,081	—
Purchase deposits	—	1,974
Proceeds from principal payments on investment in loans	—	40
Improvements and additions to hotel and other properties	(14,898)	(11,423)
Additions to property and equipment	(1)	(46)
Releases from restricted cash reserves, net	5,237	779
Net cash flow used in investing activities	(210,554)	(88,197)
Cash flows from financing activities:
Borrowings under revolving credit facility	170,000	83,000
Repayments under revolving credit facility	(170,000)	(99,000)
Borrowings on term loans	175,000	—
Payment of mortgage principal	(23,999)	(3,578)
Repurchase of common shares	(1,097)	(728)
Distributions on common shares	(29,433)	(21,839)
Distributions on Operating Partnership units	(213)	(184)
Payment of deferred financing costs	(1,565)	(76)
Distribution to noncontrolling interest	(1,182)	—
Proceeds from issuance of common shares	—	327,743
Net cash flow provided by financing activities	117,511	285,338
Net change in cash and cash equivalents	(61,483)	231,166
Cash and cash equivalents, beginning of period	332,248	115,861
Cash and cash equivalents, end of period	$270,765	$347,027
 The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Notes to the Consolidated Financial Statements
(unaudited)

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

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2014, there were 123,795,341 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.3% of the outstanding OP units.

As of March 31, 2014, the Company owned 146 properties, comprised of 144 hotels with approximately 22,400 rooms and two planned hotel conversions, located in 21 states and the District of Columbia, and an interest in one mortgage loan secured by a hotel.  The Company owned, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of the DoubleTree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 98.1% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to the DoubleTree Metropolitan hotel. An independent operator manages each property.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  The unaudited financial statements include adjustments based on management’s estimates (consisting of normal recurring adjustments), which the Company considers necessary for the fair statement of the consolidated balance sheets, statements of operations and comprehensive income, statements of changes in equity and statements of cash flows for the periods presented. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2013, included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2014.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of actual operating results for the entire year.

The unaudited consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries, including a consolidated joint venture.  All significant intercompany balances have been eliminated in consolidation.

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

Incentive payments received pursuant to entry into management agreements are deferred and amortized into income over the life of the respective agreements.  In May 2012, the Company received an incentive payment of $4.0 million related to purchasing a hotel and entering into a franchise agreement, which is being recognized over the remaining term of the franchise agreement.  As of March 31, 2014, there was approximately $3.8 million remaining to be recognized.

Investment in Hotels and Other Properties

The Company’s acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment ("FF&E"), and inventory. The Company may also acquire intangibles related to in-place leases, management agreements and franchise agreements when properties are acquired.  The Company allocates the purchase price among the assets acquired and liabilities assumed based on their respective fair values. Transaction costs are expensed for acquisitions that are considered business combinations and capitalized for asset acquisitions.

The Company’s investments in hotels and other properties are carried at cost and are depreciated using the straight-line method over estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Intangibles arising from acquisitions are amortized using the straight-line method over the non-cancelable portion of the term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements are capitalized. Upon the sale or disposal of a property, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is recognized.

The Company considers each individual property to be an identifiable component of its business.  In accordance with the guidance on impairment or disposal of long-lived assets, the Company does not consider a property as "held for sale" until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met.  The Company does not depreciate properties so long as they are classified as held for sale.  Upon designation of a property as being held for sale and quarterly thereafter, the Company reviews the realizability of the carrying value, less cost to sell, in accordance with the guidance.  Any such adjustment in the carrying value of a property classified as held for sale is reflected as an impairment charge.

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

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and economy in general and the Company’s expected use of the underlying properties.  The assumptions and estimates about future cash flows and capitalization rates are complex and subjective.  Changes in economic and operating conditions that occur subsequent to a current impairment analysis and the Company’s ultimate use of the property could impact these assumptions and result in future impairment charges with respect to the properties.

Noncontrolling Interest

The consolidated financial statements include all subsidiaries controlled by the Company. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests in these subsidiaries are presented separately in the consolidated financial statements. As of March 31, 2014 the Company consolidated DBT Met Hotel Venture, LP, a majority-owned partnership that has a third-party, noncontrolling 1.9% ownership interest. The third-party partnership interest is included in noncontrolling interest in joint venture on the consolidated balance sheet. Profits and losses are allocated in proportion to each party's respective ownership interest.

Franchise Agreements

As of March 31, 2014, 128 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. The franchise agreements for these hotels allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.0% and 4.3% of room revenue. Certain full service hotels are also charged a royalty fee of between 1.5% and 3.0% of food and beverage revenues.  Franchise fees are included in other hotel operating expenses in the consolidated financial statements.

Earnings Per Share

Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period excluding the weighted-average number of unvested restricted shares outstanding during the period.  Diluted earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period.  Potential shares consist of unvested restricted share grants and unvested performance units, calculated using the treasury stock method.  Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

Share-based Compensation

From time to time, the Company may issue share-based awards under the 2011 Equity Incentive Plan (the "2011 Plan"), as compensation to officers, employees and non-employee trustees (see Note 11). The vesting of awards issued to officers and employees is based on either continued employment (time-based) or based on the relative total shareholder returns of the Company (performance-based) and continued employment, as determined by the board of trustees at the date of grant. The Company recognizes, for time-based awards, compensation expense for non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.  The Company recognizes, for performance-based awards, compensation expense over the requisite service period for each award, based on the fair market value of the shares on the date of grant, as determined using a Monte Carlo simulation, adjusted for forfeitures.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which significantly changed the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on operations and final results should be presented as discontinued operations. The guidance also provides additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance applies to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company adopted the new guidance for the quarterly period ended March 31, 2014. Prior to January 1, 2014, properties disposed of were presented in discontinued operations for all periods presented.

3.              Acquisition of Hotel and Other Properties

During the three months ended March 31, 2014, the Company acquired a 100% interest in the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hyatt House Charlotte Center City	Charlotte, NC	March 12, 2014	Select Hotels Group, LLC	163	$32,496
Hyatt House Cypress Anaheim	Cypress, CA	March 12, 2014	Select Hotels Group, LLC	142	14,753
Hyatt House Emeryville SF Bay Area	Emeryville, CA	March 12, 2014	Select Hotels Group, LLC	234	39,274
Hyatt House San Diego Sorrento Mesa	San Diego, CA	March 12, 2014	Select Hotels Group, LLC	193	35,985
Hyatt House San Jose Silicon Valley	San Jose, CA	March 12, 2014	Select Hotels Group, LLC	164	44,159
Hyatt House San Ramon	San Ramon, CA	March 12, 2014	Select Hotels Group, LLC	142	20,833
Hyatt House Santa Clara	Santa Clara, CA	March 12, 2014	Select Hotels Group, LLC	150	40,570
Hyatt Market Street The Woodlands	The Woodlands, TX	March 12, 2014	Hyatt Corporation	70	25,817
Hyatt Place Fremont Silicon Valley	Fremont, CA	March 12, 2014	Select Hotels Group, LLC	151	23,525
Hyatt Place Madison Downtown	Madison, WI	March 12, 2014	Select Hotels Group, LLC	151	35,088
				1,560	$312,500

During the three months ended March 31, 2013, the Company acquired a 100% interest in the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Courtyard Houston Downtown Convention Center	Houston, TX	March 19, 2013	White Lodging Services	191	$34,308
Residence Inn Houston Downtown Convention Center	Houston, TX	March 19, 2013	White Lodging Services	171	29,421
Humble Tower Apartments (1)	Houston, TX	March 19, 2013	n/a	82	15,547
				444	$79,276

(1)	Conversion to a SpringHill Suites is in progress.

The allocation of purchase price for the properties acquired was as follows (in thousands):

	For the three months ended March 31,
	2014	2013
Land and land improvements	$64,303	$12,855
Buildings and improvements	213,110	66,622
Furniture, fixtures and equipment	35,087	3,152
Lease intangibles	—	342
Management agreement intangibles	—	(3,695)
Total purchase price	$312,500	$79,276

For the properties acquired during the three months ended March 31, 2014 and 2013, respectively, total revenues and net income (loss) from the date of acquisition through March 31, 2014 and 2013, respectively, are included in the consolidated statements of operations as follows (in thousands):

2014 acquisitions
For the three months ended March 31, 2014
Revenue	$4,531
Net loss	$(453)

2013 acquisitions
For the three months ended March 31, 2013
Revenue	$693
Net loss	$(887)

The following unaudited condensed pro forma financial information presents the results of operations as if the 2014 acquisitions had taken place on January 1, 2013 and the 2013 acquisitions had taken place on January 1, 2012.  The unaudited condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the 2014 and 2013 acquisitions had taken place on January 1, 2013 and 2012, respectively, nor does it purport to represent the results of operations for future periods.  The unaudited condensed pro forma financial information is as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2014	2013
Revenue	$250,396	$244,234
Net income attributable to common shareholders	$15,833	$15,379
Net income per share attributable to common shareholders - basic	$0.13	$0.14
Net income per share attributable to common shareholders - diluted	$0.13	$0.14
Weighted-average number of shares outstanding - basic	121,740,962	106,815,375
Weighted-average number of shares outstanding - diluted	122,867,755	107,423,195

4.            Disposal of Hotel Properties

During the three months ended March 31, 2014, the Company disposed of 13 hotel properties in three separate transactions for a total sale price of approximately $114.5 million. In conjunction with these transactions, the Company recorded a $2.6 million loss on disposal, which is included in the consolidated statement of operations. Additionally, the Company completed a legal defeasance of the mortgage indebtedness secured by three of the properties that were sold. The cost of the defeasance was approximately $0.8 million, which is included in interest expense in the consolidated statement of operations.

The following table provides a list of properties that were disposed of during three months ended March 31, 2014:

Property Name	Location	Disposal Date	Rooms
Courtyard Denver Southwest Lakewood	Lakewood, CO	February 20, 2014	90
Residence Inn Denver Southwest Lakewood	Lakewood, CO	February 20, 2014	102
Hyatt House Colorado Springs	Colorado Springs, CO	February 20, 2014	125
SpringHill Suites Gainesville	Gainesville, FL	February 20, 2014	126
Residence Inn Indianapolis Airport	Indianapolis, IN	February 20, 2014	95
Fairfield Inn & Suites Indianapolis Airport	Indianapolis, IN	February 20, 2014	86
Courtyard Grand Rapids Airport	Kentwood, MI	February 20, 2014	84
Hampton Inn Suites Las Vegas Red Rock Summerlin	Las Vegas, NV	February 20, 2014	106
Courtyard Austin University Area	Austin, TX	February 20, 2014	198
Fairfield Inn & Suites Austin University Area	Austin, TX	February 20, 2014	63
Hyatt House Dallas Richardson	Richardson, TX	February 20, 2014	130
Hilton Garden Inn St George	St. George, UT	February 25, 2014	150
Hilton Mystic	Mystic, CT	March 26, 2014	182
		Total	1,537

During 2013, the Company disposed of three properties in three separate transactions. The operating results for the three months ended March 31, 2013 for these properties is included in discontinued operations in the statement of operations.

The following table provides a list of properties that were disposed of during 2013:

Property Name	Location	Disposal Date	Rooms
SpringHill Suites Southfield	Southfield, MI	May 30, 2013	84
Courtyard Goshen	Goshen, IN	August 28, 2013	91
Fairfield Inn & Suites Memphis	Memphis, TN	November 18, 2013	63
		Total	238

Operating results of discontinued operations were as follows (in thousands):

For the three months ended March 31, 2013
Operating revenue	$1,017
Operating expense	(1,076)
Operating loss	(59)
Interest expense	(160)
Net loss from discontinued operations	$(219)

5.              Investment in Hotels and Other Properties

Investment in hotels and other properties as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land and land improvements	$635,290	$594,402
Buildings and improvements	2,986,369	2,866,849
Furniture, fixtures and equipment	487,443	485,531
Intangibles	2,507	2,507
	4,111,609	3,949,289
Accumulated depreciation and amortization	(688,947)	(708,126)
Investment in hotels and other properties, net	$3,422,662	$3,241,163

For the three months ended March 31, 2014 and 2013, depreciation and amortization expense related to investment in hotels and other properties was approximately $32.8 million and $31.2 million (excluding discontinued operations in 2013), respectively.

Impairment

The Company determined that there was no impairment of any assets for either the three months ended March 31, 2014 or 2013.

6.              Debt

Credit Facilities

The Company entered into a credit agreement on November 20, 2012 that provided for i) an unsecured revolving credit facility of up to $300.0 million with a scheduled maturity date of November 20, 2016 with a one-year extension option (the "Revolver"), and ii) an unsecured term loan of $275.0 million with a scheduled maturity date of November 20, 2017 (the "2012 Five-Year Term Loan").   In addition, on November 20, 2012 the Company also entered into an unsecured term loan of $125.0 million with a scheduled maturity date of November 20, 2019 (the "Seven-Year Term Loan"). On August 27, 2013, the Company amended the Seven-Year Term Loan to increase the borrowings on the Seven-Year Term Loan to $225.0 million.

The Company also entered into an unsecured $350.0 million term loan on August 27, 2013 with a scheduled maturity date of August 27, 2018 (the "2013 Five-Year Term Loan", and collectively with the 2012 Five-Year Term Loan and the Seven-Year Term Loan, the "Term Loans").

On March 20, 2014, the Company amended the credit agreement to, among other things, i) extend the maturity date of the 2012 Five-Year Term Loan from November 20, 2017 to March 20, 2019, ii) expand the accordion feature of the 2012 Five-Year Term Loan and iii) reduce the applicable margin of the 2012 Five-Year Term Loan by 0.15%. Additionally, the Company exercised the accordion feature of the 2012 Five-Year Term Loan and increased the borrowings to $400.0 million. On March 20, 2014, the Company also exercised the accordion feature of the 2013 Five-Year Term Loan and increased the borrowings to $400.0 million.

The Revolver and Term Loans are subject to customary financial covenants.  As of March 31, 2014, the Company was in compliance with all financial covenants.

As of and for the three months ended March 31, 2014 and 2013, details of the Revolver and Term Loans are as follows (in thousands):

				Interest expense for the
	Outstanding borrowings at March 31, 2014	Maturity Date	Interest Rate at March 31, 2014 (1)	three months ended March 31, 2014	three months ended March 31, 2013
Revolver (2)	$—	11/2016	n/a	$323	$356
2012 Five-Year Term Loan	400,000	03/2019	1.70%	1,423	1,415
Seven-Year Term Loan (3)	225,000	11/2019	4.04%	2,255	769
2013 Five-Year Term Loan (4)	400,000	08/2018	3.07%	2,851	—
Total	$1,025,000			$6,852	$2,540

(1)	Interest rate at March 31, 2014 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)	Includes the unused facility fee of $0.2 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

(3)	Includes interest expense related to an interest rate hedge of $1.0 million for the three months ended March 31, 2014.

(4)	Includes interest expense related to an interest rate hedge of $1.2 million for the three months ended March 31, 2014.

Mortgage Loans

As of March 31, 2014 and December 31, 2013, the Company was subject to the following mortgage loans (in thousands):

						Principal balance at,
Lender	Number of Assets Encumbered	Interest Rate at March 31, 2014 (1)		Maturity Date		March 31, 2014	December 31, 2013
Wells Fargo	1	3.75%	(2)	Oct 2014	(3)	$68,500	$68,500
Wells Fargo	1	3.75%	(2)	Oct 2014	(3)	17,500	17,500
Wells Fargo	1	3.75%	(2)	Oct 2014	(3)	21,000	21,000
Wells Fargo	1	3.75%	(2)	Oct 2014	(3)	11,000	11,000
Wells Fargo	1	3.75%	(2)	Oct 2014	(3)	24,000	24,000
Capmark Financial Group	1	5.55%		May 2015		10,816	10,916
Capmark Financial Group	1	5.55%		June 2015		4,692	4,736
Barclay's Bank	1	5.55%		June 2015		9,383	9,470
Barclay's Bank	1	5.55%		June 2015		8,374	8,452
Barclay's Bank	1	5.55%		June 2015		7,509	7,578
Barclay's Bank	1	5.55%		June 2015		4,917	4,962
Barclay's Bank	1	5.55%		June 2015		32,600	32,901
Barclay's Bank	1	5.55%		June 2015		5,517	5,568
Barclay's Bank	1	5.55%		June 2015		6,340	6,399
Barclay's Bank	1	5.55%		June 2015		6,336	6,394
Barclay's Bank	1	5.55%		June 2015		6,974	7,038
Barclay's Bank	1	5.55%		June 2015		6,340	6,399
Barclay's Bank	1	5.55%		June 2015		7,238	7,305
Barclay's Bank	1	5.55%		June 2015		9,083	9,166
Barclay's Bank	1	5.60%		June 2015		5,192	5,255
Barclay's Bank	1	5.60%		June 2015		8,067	8,142
Barclay's Bank	1	5.60%		June 2015		6,194	6,251
Barclay's Bank	1	5.60%		June 2015		8,081	8,156
Capmark Financial Group	1	5.50%		July 2015		6,391	6,450
Barclay's Bank	1	5.44%		Sept 2015		10,426	10,521
PNC Bank (4)	5	2.50%	(2)	May 2016	(5)	74,000	85,000
Wells Fargo (6)	2	4.19%	(2)	Sept 2016	(7)	82,000	82,000
Wells Fargo	1	4.19%	(2)	Sept 2016	(7)	33,000	33,000
Wells Fargo	1	4.19%	(2)	Sept 2016	(7)	35,000	35,000
Barclay's Bank		5.55%		June 2015		—	2,475
Barclay's Bank		5.55%		June 2015		—	4,063
Capmark Financial Group		6.12%		April 2015		—	4,068
	34					$536,470	$559,665

(1)	Interest rate at March 31, 2014 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)	Requires payments of interest only until the commencement of the extension period(s).

(3)	Maturity date may be extended for up to two additional one-year terms at the Company’s option, subject to certain lender requirements.

(4)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(5)	Maturity date may be extended for one one-year term at the Company’s option, subject to certain lender requirements.

(6)	The two hotels encumbered by the Wells Fargo loan are cross-collateralized.

(7)	Maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

Some mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these covenants at March 31, 2014 and December 31, 2013.

7.              Derivatives and Hedging

The Company employs derivative instruments to hedge against interest rate fluctuations. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive income (loss), a component of shareholders’ equity.  Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period.  For derivative instruments not designated as hedging instruments, unrealized gains or losses are recognized in earnings in the current period. At March 31, 2014, all derivative instruments are designated as cash flow hedges.

At March 31, 2014 and December 31, 2013, the fair value of interest rate swap assets of $2.6 million and $3.2 million, respectively, was included in prepaid expense and other assets in the consolidated balance sheets.  At March 31, 2014 and December 31, 2013, the aggregate fair value of interest rate swap liabilities of $9.9 million and $9.1 million, respectively, was included in accounts payable and accrued expenses in the consolidated balance sheets.

As of March 31, 2014 and December 31, 2013, the Company had entered into the following derivative instruments (in thousands):

	Notional value at				Fair value at
Hedge type	March 31, 2014	December 31, 2013	Hedge interest rate	Maturity	March 31, 2014	December 31, 2013
Swap-cash flow	$275,000	$275,000	1.12%	11/20/2017	$2,606	$3,161
Swap-cash flow	175,000	175,000	1.56%	3/6/2018	(1,858)	(1,866)
Swap-cash flow	175,000	175,000	1.64%	3/6/2018	(2,367)	(2,406)
Swap-cash flow	16,500	16,500	1.83%	9/15/2018	(257)	(238)
Swap-cash flow	16,500	16,500	1.75%	9/15/2018	(202)	(181)
Swap-cash flow	40,500	40,500	1.83%	9/15/2018	(630)	(585)
Swap-cash flow	41,500	41,500	1.75%	9/15/2018	(509)	(456)
Swap-cash flow	18,000	18,000	1.83%	9/15/2018	(280)	(260)
Swap-cash flow	17,000	17,000	1.75%	9/15/2018	(209)	(187)
Swap-cash flow	125,000	125,000	2.02%	3/6/2019	(2,202)	(1,838)
Swap-cash flow	100,000	100,000	1.94%	3/6/2019	(1,394)	(1,085)
	$1,000,000	$1,000,000			$(7,302)	$(5,941)

 As of March 31, 2014 and December 31, 2013, there was approximately $7.3 million and $5.9 million, respectively, in unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on designated hedges during the three month periods ended March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, approximately $2.9 million and zero, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense.

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

Fair Value of Financial Instruments

The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methods.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.  The Company used the following market assumptions and/or estimation methods:

•
Cash and cash equivalents, hotel and other receivables, accounts payable and other liabilities - The carrying amounts reported in the consolidated balance sheet for these financial instruments approximate fair value because of their short maturities.

•
Variable rate mortgage notes payable and borrowings under the Revolver and Term Loans - The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value.  The Company estimates the fair value of its variable rate debt by using estimated market rates for similar loans with similar terms and loan to value ratios, which is a Level 3 input. As a result, the Company determined that its variable rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.

•
Fixed rate mortgage notes payable - The fair value estimated at March 31, 2014 and December 31, 2013 of $175.5 million and $188.0 million, respectively, is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan to value ratios, which is a Level 3 input. As a result, the Company determined that its fixed rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.  The carrying value of fixed rate mortgage notes payable at March 31, 2014 and December 31, 2013 was $170.5 million and $182.7 million, respectively.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 (in thousands):

	Fair Value at March 31, 2014
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$2,606	$—	$2,606
Interest rate swap liability	$—	$(9,908)	$—	$(9,908)
Total	$—	$(7,302)	$—	$(7,302)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

9.              Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code when it filed its U.S. federal tax return for its short taxable year ended December 31, 2011.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to its shareholders, subject to certain adjustments and excluding any net capital gain.  The Company’s intention is to adhere to these requirements and maintain the qualification for taxation as a REIT.  As a REIT, the Company is not subject to federal corporate income tax on that portion of net income that is currently distributed to its shareholders.  However, the Company’s taxable REIT subsidiaries ("TRS") will generally be subject to federal, state, and local income taxes.

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

The Company had no accruals for tax uncertainties as of March 31, 2014 and December 31, 2013.

10.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve restricted cash ranging from 2.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some loan agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of March 31, 2014 and December 31, 2013, approximately $57.2 million and $62.4 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Neither the Company nor any of its subsidiaries are currently involved in any regulatory or legal proceedings that management believes will have a material adverse effect on the financial position, operations or liquidity of the Company.

Data Breach

During the first quarter of 2014, one of the Company's third-party hotel managers notified the Company of a data breach that occurred over a nine-month period ending in December 2013 at 14 of the hotels that they manage, including seven hotels that are owned by the Company. An analysis of the data breach revealed that hackers installed memory scraping malware on food and beverage point of sale systems that was designed to capture credit card data. During the period of the breach, it appears that information from approximately 95,000 credit cards could have been collected by the malware. The third-party hotel manager is cooperating with the relevant authorities in their investigations of this criminal cyber-attack. The Company and its third-party hotel manager are also taking steps to assess and further strengthen information security systems.
The Company believes that the credit card companies impacted may seek to impose fines, fees or assessments in connection with the breach against various parties, including the Company. The Company may also incur other costs, including legal fees and other professional services fees, related to investigating the breach. Because the investigation into the matter is ongoing and certain factual and legal questions remain unanswered, the Company is unable to estimate with certainty the costs, fines, fees or assessments that may be associated with any potential claims; however, no claims have yet been made and the Company currently believes that any amounts that may be incurred as a result of this incident will not be material to the results of operations.

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

Share Awards

From time to time, the Company may award non-vested restricted shares under the 2011 Plan, as compensation to officers, employees and non-employee trustees. The shares issued to officers and employees vest over a period of time as determined by the board of trustees at the date of grant. The Company recognizes compensation expense for time-based non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.

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

A summary of the non-vested shares as of March 31, 2014 is as follows:

	2014
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	932,800	$18.99
Granted (1)	306,104	24.13
Vested (1)	(119,679)	18.74
Forfeited	(1,905)	20.35
Unvested at March 31,	1,117,320	$20.42

(1)	Includes 1,051 unrestricted shares issued in lieu of cash compensation to non-employee trustees at a weighted-average grant date fair value of $26.74.

For the three months ended March 31, 2014 and 2013, the Company recognized approximately $2.5 million and $1.9 million, respectively, of share-based compensation expense related to restricted share awards.  As of March 31, 2014, there was $21.6 million of total unrecognized compensation costs related to non-vested share awards and these costs were expected to be primarily recognized over a weighted-average period of 2.60 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three months ended March 31, 2014 was approximately $3.1 million.

Performance Units

The Company awarded performance units to certain employees under the 2011 Plan.  The performance units vest over a four-year period, including three years of performance-based vesting ("measurement period") plus an additional one year of time-based vesting.

As of March 31, 2014, there were 1.0 million unvested performance units with a weighted-average grant date fair value of $15.36 per performance unit.

For both the three months ended March 31, 2014 and 2013, the Company recognized $1.1 million of share-based compensation expense related to the performance units.  As of March 31, 2014, there was $7.8 million of total unrecognized compensation cost related to the performance units and these costs are expected to be recognized over a weighted-average period of 1.8 years.

As of March 31, 2014, there were 2,773,928 common shares available for future grant under the 2011 Plan.  Any performance units that convert into restricted shares will reduce the number of common shares available for future grant under the 2011 Plan.

12.       Earnings per Common Share

Basic earnings per common share is calculated by dividing income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties, by the weighted-average number of common shares outstanding during the period excluding the weighted-average number of unvested restricted shares outstanding during the period. Diluted earnings per common share is calculated by dividing income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties, by the weighted-average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period. Potential shares consist of unvested restricted share grants and unvested performance units, calculated using the treasury stock method. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

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

For each of the three months ended March 31, 2014 and 2013, no earnings representing undistributed earnings were allocated to participating shares because the Company paid dividends in excess of net income.

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three months ended March 31, 2014 and 2013, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2014	2013
Numerator:
Income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties	$11,932	$8,710
Add: Loss from discontinued operations	—	(217)
Net income attributable to common shareholders	11,932	8,493
Less: Dividends paid on unvested restricted shares	(246)	(256)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$11,686	$8,237
Denominator:
Weighted-average number of common shares - basic	121,740,962	106,815,375
Unvested restricted shares	281,721	188,630
Unvested performance units	845,072	419,190
Weighted-average number of common shares - diluted	122,867,755	107,423,195

Income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties - basic	$0.10	$0.08
Discontinued operations	—	—
Net income attributable to common shareholders - basic	$0.10	$0.08

Income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties - diluted	$0.10	$0.08
Discontinued operations	—	—
Net income attributable to common shareholders - diluted	$0.10	$0.08

13.       Related Party Transactions

RLJ Companies, LLC and its affiliates, a related party, periodically provide or receive services or pay or collect certain amounts to or from the Company. At March 31, 2014 and December 31, 2013, there was approximately $53,000 and $1,000, respectively, due from RLJ Companies, LLC which was included in other assets.

14.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2014	2013
Interest paid	$13,541	$16,126

Income taxes paid	$37	$15

Supplemental investing and financing transactions:
In conjunction with the acquisitions, the Company recorded the following:
Purchase of real estate	$312,500	$82,970
Accounts receivable	373	177
Other assets	1,198	260
Advance deposits	(405)	(16)
Accounts payable and accrued expenses	(1,693)	(3,870)
Acquisition of hotel and other properties, net	$311,973	$79,521

In conjunction with the disposals, the Company recorded the following:
Disposal of hotel properties	$114,500	$—
Closing costs	(2,461)	—
Operating prorations	(958)	—
Proceeds from the disposal of hotel properties, net	$111,081	$—

Supplemental non-cash transactions:
Accrued capital expenditures	$—	$49

15.       Subsequent Events

On April 15, 2014, the Company paid a dividend of $0.22 per common share to shareholders of record at March 31, 2014.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014 (the "Annual Report"), which is accessible on the SEC’s website at www.sec.gov.

Statement Regarding Forward-Looking Information

The following information contains certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the use of the words "believe," "project," "expect," "anticipate," "estimate," "plan," "may," "will," "will continue," "intend," "should," "may" or similar expressions.   Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: the current global economic uncertainty, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, access to capital through offerings of our common and preferred shares of beneficial interest, or debt, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses and inaccuracies of our accounting estimates.  Given these uncertainties, undue reliance should not be placed on such statements.

Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the sections entitled "Risk Factors," "Forward-Looking Statements," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC.

Overview

We are a self-advised and self-administered Maryland real estate investment trust ("REIT") that acquires primarily premium-branded, focused-service and compact full-service hotels. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in markets that we believe exhibit multiple demand generators and high barriers to entry.

Our strategy is to acquire primarily premium-branded, focused-service and compact full-service hotels. Focused-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets and meeting space and require fewer employees than traditional full-service hotels. We believe premium-branded, focused-service and compact full-service hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve Revenue per Available Room ("RevPAR") levels at or close to those achieved by traditional full-service hotels while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

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

As of March 31, 2014, we owned 146 properties, comprised of 144 hotels with approximately 22,400 rooms and two planned hotel conversions, located in 21 states and the District of Columbia, and an interest in a mortgage loan secured by a hotel.  We own, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of one property in which we own a 98.1% controlling interest in a joint venture.

We elected to be taxed as a REIT, for U.S. federal income tax purposes, when we filed our U.S. federal tax return for the taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of our operating partnership. As of March 31, 2014, we owned, through a combination of direct and indirect interests, 99.3% of the units of limited partnership interest in the Operating Partnership ("OP units").

Recent Significant Activities

Our recent significant activities reflect our commitment to maximizing shareholder value through selective acquisitions in markets with high barriers to entry, value-add renovations and conservative balance sheet management. During the three months ended March 31, 2014, the following significant activities took place:

•
Acquired a portfolio of ten hotels comprised of 1,560 rooms from affiliates of Hyatt Hotels Corporation for approximately $312.5 million. In conjunction with this portfolio acquisition, we increased the borrowings on our 2012 Five-Year Term Loan and 2013 Five-Year Term Loan by $125.0 million and $50.0 million, respectively. The remaining amount of the transaction was financed with cash on hand;

•
Sold 13 properties in three separate transactions for a total sale price of approximately $114.5 million. In conjunction with these transactions, we recorded a $2.6 million loss on disposal, which is included in our consolidated statement of operations. Additionally, we completed a legal defeasance of the mortgage indebtedness secured by three of the properties that were sold. The cost of the defeasance was approximately $0.8 million, which is included in interest expense in our consolidated statement of operations; and

•	Declared a cash dividend of $0.22 per share for the quarter, an increase of 7.3% over our fourth quarter 2013 dividend.

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

Our operating costs and expenses consist of the costs to provide hotel services, including room expense, food and beverage expense, management fees and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other hotel expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, franchise fees, sales and marketing, repairs and maintenance and utility costs. Our hotels are managed by independent, third-party management companies under long-term agreements under which the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. We generally receive a cash distribution from the hotel management companies on a monthly basis, which reflects hotel-level sales less hotel-level operating expenses.

Key Indicators of Financial Performance

We use a variety of operating and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as well as other financial measures that are non-GAAP measures. In addition, we use other information that may not be financial in nature, including industry standard statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotels in our portfolio and potential acquisitions to determine each hotel's contribution to the cash flow and its potential to provide attractive long-term total returns. These key indicators include:

•	Occupancy

•	Average Daily Rate (ADR)

•	RevPAR
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring revenue performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis, comparing the results to our budget and RevPAR for prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue.

We also use FFO, Adjusted FFO, EBITDA and Adjusted EBITDA as non-GAAP measures of the operating performance of our business. See "Non-GAAP Financial Measures."

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the consolidated financial statements included elsewhere in this filing. We have set forth below those accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

Investment in Hotels and Other Properties

Our acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment ("FF&E"), and inventory. We may also acquire intangibles related to in-place leases, management agreements and franchise agreements when properties are acquired.  We allocate the purchase price among the assets acquired and liabilities assumed based on their respective fair values.

Our investments in hotels and other properties are carried at cost and are depreciated using the straight-line method over estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Intangibles arising from acquisitions are amortized using the straight-line method over the non-cancelable portion of the term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements are capitalized. Upon the sale or disposal of a property, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is recognized.

We consider each individual property to be an identifiable component of the business.  In accordance with the guidance on impairment or disposal of long-lived assets, we do not consider a property as "held for sale" until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met.  We do not depreciate properties so long as they are classified as held for sale.  Upon designation of a property as being held for sale and quarterly thereafter, we review the realizability of the carrying value, less cost to sell, in accordance with the guidance.  Any such adjustment in the carrying value of a property classified as held for sale is reflected as an impairment charge.

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

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which significantly changed the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on operations and final results should be presented as discontinued operations. The guidance also provides additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance applies to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We adopted the new guidance for the quarterly period ended March 31, 2014. Prior to January 1, 2014, properties disposed of were presented in discontinued operations for all periods presented.

Results of Operations

At March 31, 2014, we owned 146 properties.  Based on when a property is acquired, disposed or closed for renovation, operating results for certain properties are not comparable for the three months ended March 31, 2014 and 2013.  The non-comparable properties include 17 acquisitions which took place between January 1, 2013 and March 31, 2014 and 13 disposals which took place in 2014. The 17 acquisitions include three properties that are closed for renovation. There were three hotels disposed of during 2013 which are included in discontinued operations for the three months ended March 31, 2013, and therefore not included in the comparisons presented.

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

	For the three months ended March 31,
	2014	2013	$ change	% change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$206,025	$185,448	$20,577	11.1%
Food and beverage revenue	23,367	23,212	155	0.7%
Other operating department revenue	6,981	6,210	771	12.4%
Total revenue	236,373	214,870	21,503	10.0%
Expense
Operating expense
Room	47,521	43,097	4,424	10.3%
Food and beverage	16,873	16,557	316	1.9%
Management fees	9,113	7,381	1,732	23.5%
Other operating expenses	72,076	66,366	5,710	8.6%
Total property operating expense	145,583	133,401	12,182	9.1%
Depreciation and amortization	32,876	31,344	1,532	4.9%
Property tax, insurance and other	17,252	14,710	2,542	17.3%
General and administrative	10,129	8,798	1,331	15.1%
Transaction and pursuit costs	1,484	1,089	395	36.3%
Total operating expense	207,324	189,342	17,982	9.5%
Operating income	29,049	25,528	3,521	13.8%
Other income	110	79	31	39.2%
Interest income	323	296	27	9.1%
Interest expense	(14,646)	(16,874)	2,228	(13.2)%
Income from continuing operations before income taxes	14,836	9,029	5,807	64.3%
Income tax expense	(294)	(226)	(68)	30.1%
Income from continuing operations	14,542	8,803	5,739	65.2%
Loss from discontinued operations	—	(219)	219	—%
Loss on disposal of hotel properties	(2,557)	—	(2,557)	—%
Net income	11,985	8,584	3,401	39.6%
Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	34	48	(14)	(29.2)%
Noncontrolling interest in common units of Operating Partnership	(87)	(139)	52	(37.4)%
Net income attributable to common shareholders	$11,932	$8,493	$3,439	40.5%

Revenue

Total revenue increased $21.5 million, or 10.0%, to $236.4 million for the three months ended March 31, 2014 from $214.9 million for the three months ended March 31, 2013. The increase was a result of $11.1 million in revenue attributable to non-comparable properties and a 6.1% increase in RevPAR at the comparable properties.

The following are the year-to-date key hotel operating statistics for hotels owned at March 31, 2014 and 2013, respectively:

	For the three months ended March 31,
	2014	2013	% Change
Number of comparable properties (at end of period)	129	129
Occupancy %	73.5%	71.2%	3.2%
ADR	$142.09	$138.26	2.8%
RevPAR	$104.46	$98.47	6.1%

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $20.6 million, or 11.1%, to $206.0 million for the three months ended March 31, 2014 from $185.4 million for the three months ended March 31, 2013.  This increase was a result of $10.1 million of room revenue from non-comparable properties and a 6.1% increase in RevPAR at the comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $0.2 million, or 0.7%, to $23.4 million for the three months ended March 31, 2014 from $23.2 million for the three months ended March 31, 2013.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $0.8 million, or 12.4%, to $7.0 million for the three months ended March 31, 2014 from $6.2 million for the three months ended March 31, 2013.  The majority of this increase was due to $0.8 million of other operating department revenue from non-comparable properties.

Property Operating Expense

Property operating expense increased $12.2 million, or 9.1%, to $145.6 million for the three months ended March 31, 2014 from $133.4 million for the three months ended March 31, 2013. This increase includes $5.9 million in property operating expense attributable to non-comparable properties. The remaining increase was primarily attributable to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $1.5 million, or 4.9%, to $32.9 million for the three months ended March 31, 2014 from $31.3 million for the three months ended March 31, 2013. The increase is a result of a $1.8 million increase in depreciation and amortization expense arising from non-comparable properties, partially offset by FF&E at hotel properties being fully depreciated during the periods.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $2.5 million, or 17.3%, to $17.3 million for the three months ended March 31, 2014 from $14.7 million for the three months ended March 31, 2013.  The increase includes $1.4 million in property tax, insurance and other expense attributable to non-comparable properties.  The remaining increase of $1.1 million represents the net impact of increasing property tax assessments, partially offset by favorable resolution of property tax appeals at the comparable properties.

General and Administrative

General and administrative expense increased $1.3 million, or 15.1%, to $10.1 million for the three months ended March 31, 2014 from $8.8 million for the three months ended March 31, 2013.  The increase in general and administrative expense is primarily attributable to an increase in salary expense of $0.5 million and amortization of restricted share awards of $0.6 million.

Interest Expense

The components of our interest expense for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	For the three months ended March 31,
	2014	2013
Mortgage indebtedness	$5,803	$13,545
Revolving credit facility and term loans	6,852	2,540
Loss on defeasance	804	—
Amortization of deferred financing fees	1,187	789
Total interest expense	$14,646	$16,874

Interest expense decreased $2.2 million, or 13.2%, to $14.6 million for the three months ended March 31, 2014 from $16.9 million for the three months ended March 31, 2013.  The decrease in interest expense from mortgage indebtedness was due to decreases in principal balances as the result of mortgage amortization as well as $600.6 million of mortgage principal balances that were paid down. The increase in interest expense from the revolving credit facility and term loans was due to increased borrowings on the revolving credit facility, the 2012 Five-Year Term Loan and the 2013 Five-Year Term Loan. The loss on defeasance related to the disposal of certain properties. The increase in amortization of deferred financing fees was related to the accelerated amortization of deferred financing costs.

Income Taxes

As part of our structure, we own taxable REIT subsidiaries ("TRSs") that are subject to federal and state income taxes.  The effective tax rates were 16.20% and 2.56% for the three months ended March 31, 2014 and 2013, respectively. Our tax expense increased $0.1 million to $0.3 million for the three months ended March 31, 2014 from $0.2 million for the three months ended March 31, 2013. The increase in both tax expense and rate is primarily due to an increase in income recorded at our TRSs.

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

Funds From Operations

We calculate funds from operations ("FFO") in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT") which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, impairment, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization, and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations. We believe that the presentation of FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. Additionally, FFO may not be helpful when comparing us to non-REITs.  We present FFO attributable to common shareholders, which includes our OP units, because our OP units may be redeemed for common shares.  We believe it is meaningful for the investor to understand FFO attributable to all common shares and OP units.

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

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the three months ended March 31, 2014 and 2013 (in thousands):

	For the three months ended March 31,
	2014	2013
Net income	$11,985	$8,584
Depreciation and amortization	32,876	31,344
Loss on disposal of hotel properties	2,557	—
Noncontrolling interest in joint venture	34	48
Adjustments related to discontinued operations (1)	—	91
Adjustments related to joint venture (2)	(46)	(121)
FFO attributable to common shareholders	47,406	39,946
Transaction and pursuit costs	1,484	1,089
Amortization of share based compensation	3,573	3,014
Loan related costs (3)	1,073	—
Other expenses (4)	—	13
Adjusted FFO	$53,536	$44,062

(1)	Includes depreciation and amortization expense from discontinued operations.

(2)	Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(3)	Represents loss on defeasance and accelerated amortization of deferred financing fees.

(4)	Represents legal expenses outside the normal course of operations.

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is defined as net income or loss excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sales of assets; and (3) depreciation and amortization. We consider EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results.  In addition, EBITDA is used as one measure in determining the value of hotel acquisitions and disposals. We present EBITDA attributable to common shareholders, which includes our OP units, because our OP units may be redeemed for common shares.  We believe it is meaningful for the investor to understand EBITDA attributable to all common shares and OP units.

We further adjust EBITDA for certain additional items such as gains or losses on disposals, hotel transaction and pursuit costs, impairment, the amortization of share-based compensation and certain other expenses that we consider outside the normal course of business. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDA, is beneficial to an investor’s understanding of our operating performance.

The following is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2014 and 2013 (in thousands):

	For the three months ended March 31,
	2014	2013
Net income	$11,985	$8,584
Depreciation and amortization	32,876	31,344
Interest expense, net (1)	14,638	16,866
Income tax expense	294	226
Noncontrolling interest in joint venture	34	48
Adjustments related to discontinued operations (2)	—	252
Adjustments related to joint venture (3)	(46)	(121)
EBITDA	59,781	57,199
Transaction and pursuit costs	1,484	1,089
Loss on disposal of hotel properties	2,557	—
Amortization of share based compensation	3,573	3,014
Other expenses (4)	—	13
Adjusted EBITDA	$67,395	$61,315

(1)	Interest expense is net of interest income, excluding amounts attributable to investment in loans for both the three months ended March 31, 2014 and 2013 of $0.3 million.

(2)	Includes depreciation, amortization and interest expense from discontinued operations.

(3)	Includes depreciation, amortization and interest expense allocated to the noncontrolling interest in joint venture.

(4)	Represents legal expenses outside the normal course of operations.

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

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional properties and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our properties and scheduled debt payments, at maturity or otherwise. We expect to meet our long-term liquidity requirements through various sources of capital, including our unsecured revolving credit facility and future equity (including

OP units) or debt offerings, existing working capital, net cash provided by operations, long-term hotel mortgage indebtedness and other secured and unsecured borrowings.  However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current state of overall equity and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders, general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

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

Credit Facilities

We entered into a credit agreement on November 20, 2012 that provides for i) an unsecured revolving credit facility of up to $300.0 million with a scheduled maturity date of November 20, 2016 with a one-year extension option (the "Revolver"), and ii) an unsecured term loan of $275.0 million with a scheduled maturity date of November 20, 2017 (the "2012 Five-Year Term Loan").   The credit agreement amended and restated in its entirety our prior unsecured revolving credit facility, which was originally entered into as of June 20, 2011.  In addition, on November 20, 2012 we also entered into an unsecured term loan of $125.0 million with a scheduled maturity date of November 20, 2019 (the "Seven-Year Term Loan"). On August 27, 2013, the Company amended the Seven-Year Term Loan to increase the borrowings on the Seven-Year Term Loan to $225.0 million.

We also entered into an unsecured $350.0 million term loan on August 27, 2013 with a scheduled maturity date of August 27, 2018 (the "2013 Five-Year Term Loan", and collectively with the 2012 Five-Year Term Loan and the Seven-Year Term Loan, the "Term Loans").

On March 20, 2014, we amended the credit agreement to, among other things, i) extend the maturity date of the 2012 Five-Year Term Loan from November 20, 2017 to March 20, 2019, ii) expand the accordion feature of the 2012 Five-Year Term Loan and iii) reduce the applicable margin of the 2012 Five-Year Term Loan by 0.15%. Additionally, we exercised the accordion feature of the 2012 Five-Year Term Loan and increased the borrowings to $400.0 million. On March 20, 2014, we also exercised the accordion feature of the 2013 Five-Year Term Loan and increased the borrowings to $400.0 million.

The Revolver and Term Loans are subject to customary financial covenants.  As of March 31, 2014, we were in compliance with all financial covenants.

As of and for the three months ended March 31, 2014, details of the Revolver and Term Loans are as follows (in thousands):

				Interest expense for the
	Outstanding borrowings at March 31, 2014	Maturity Date	Interest Rate at March 31, 2014 (1)	three months ended March 31, 2014	three months ended March 31, 2013
Revolver (2)	$—	11/2016	n/a	$323	356
2012 Five-Year Term Loan	400,000	03/2019	1.70%	1,423	1,415
Seven-Year Term Loan (3)	225,000	11/2019	4.04%	2,255	769
2013 Five-Year Term Loan (4)	400,000	08/2018	3.07%	2,851	—
Total	$1,025,000			$6,852	$2,540

(1)	Interest rate at March 31, 2014 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)	Includes the unused facility fee of $0.2 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

(3)	Includes interest expense related to an interest rate hedge of $1.0 million for the three months ended March 31, 2014.

(4)	Includes interest expense related to an interest rate hedge of $1.2 million for the three months ended March 31, 2014.

Sources and Uses of Cash

As of March 31, 2014, we had $270.8 million of cash and cash equivalents compared to $332.2 million at December 31, 2013.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $31.6 million for the three months ended March 31, 2014. Net income of $12.0 million included significant non-cash expenses, including $32.9 million of depreciation and amortization, $1.2 million of amortization of deferred financing costs, $0.2 million of amortization of deferred management fees, $3.6 million of amortization of share based compensation, $0.8 million of loss on defeasance and a $2.6 million loss on disposal of hotel properties. These amounts were partially offset by $0.1 million of accretion of interest income on investment in loans and $0.2 million of deferred income taxes. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our properties resulted in net cash outflow of $21.5 million.

Net cash flow provided by operating activities totaled $34.0 million for the three months ended March 31, 2013. Net income of $8.6 million was partially offset by significant non-cash expenses, including $31.4 million of depreciation and amortization, $0.8 million of amortization of deferred financing costs, $0.3 million of amortization of deferred management fees and $3.0 million of amortization of share based compensation. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $10.1 million.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $210.6 million for the three months ended March 31, 2014 primarily due to $312.0 million used for the purchase of ten properties, $14.9 million in routine capital improvements and additions to hotels and other properties. This was partially offset by $111.1 million of proceeds from the sale of 13 properties and the net releases from restricted cash reserves of $5.2 million.

Net cash flow used in investing activities totaled $88.2 million for the three months ended March 31, 2013 primarily due to $79.5 million used for the purchase of three hotels, $11.3 million for a major redevelopment project, $0.1 million in routine capital improvements and additions to hotels and other properties, partially offset by the application of a $2.0 million purchase deposit and the net release from restricted cash reserves of $0.8 million.

Cash flows from Financing Activities

Net cash flow provided by financing activities totaled $117.5 million for the three months ended March 31, 2014 primarily due to $175.0 million in borrowings on the Term Loans and $170.0 million in borrowings on the Revolver.  This was offset by $170.0 million of repayments on the Revolver, $24.0 million in payments of mortgage principal, $1.1 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan, $1.6 million paid for deferred financing fees, $1.2 million distribution related to the joint venture noncontrolling interest and $29.6 million of distributions on common shares and OP units.

Net cash flow provided by financing activities totaled $285.3 million for the three months ended March 31, 2013 primarily due to $327.7 million provided from the issuance and sale of common shares and $83.0 million of borrowings under the prior credit facility. This was partially offset by $99.0 million of repayments on the Revolver, $3.6 million of mortgage loan repayments, $0.7 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan, $22.0 million of distributions on common shares and OP units and $0.1 million paid for deferred financing fees.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 2.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2014, approximately $53.5 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2014, we had approximately $1.4 billion of total variable debt outstanding (or 89.1% of total indebtedness) with a weighted-average interest rate of 2.99% per annum.  If market rates of interest on our variable rate debt outstanding as of March 31, 2014 were to increase by 1.00%, or 100 basis points, interest expense would  decrease future earnings and cash flows by approximately $5.9 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2014, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt	$—	$170,470	$—	$—	$—	$—	$170,470
Weighted-average interest rate	—	5.55%	—	—	—	—	5.55%
Variable rate debt	$142,000	$—	$224,000	$—	$400,000	$625,000	$1,391,000
Weighted-average interest rate (1)	3.75%	—	3.63%	—	3.07%	2.54%	2.99%
Total	$142,000	$170,470	$224,000	$—	$400,000	$625,000	$1,561,470

(1)	The weighted-average interest rate gives effect to interest rate hedges and LIBOR floors, as applicable.

The foregoing table reflects indebtedness outstanding as of March 31, 2014 and does not consider indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our consolidated financial statements.  As of March 31, 2014, the estimated fair value of our fixed rate debt was $175.5 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $1.7 million.

Item 4.                     Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                     Legal Proceedings.

The nature of the operations of the hotels exposes our hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. Neither the Company nor any of its subsidiaries are currently involved in any legal proceedings that management believes will have a material adverse effect on the financial position, operations or liquidity of the Company.

Item 1A.            Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in the  Annual Report which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the Annual Report.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2014 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2014, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan.

The following table summarizes all of these repurchases during the three months ended March 31, 2014:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2014 through January 31, 2014	—		—	N/A	N/A
February 1, 2014 through February 28, 2014	33,137	(1)	$25.44	—	N/A
March 1, 2014 through March 31, 2014	9,763	(1)	$26.02	—	N/A
Total	42,900

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

Item 3.                     Defaults Upon Senior Securities.

None.

Item 4.                     Mine Safety Disclosures.

Not Applicable.

Item 5.                     Other information.

None.

Item 6.                     Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on page 38 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ LODGING TRUST

Dated: May 8, 2014	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr.
President, Chief Executive Officer and Trustee

Dated: May 8, 2014	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: May 8, 2014	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

2.1
Real Estate Purchase and Sale Agreement, dated as of February 5, 2014, by and among the Sellers listed on Schedule I attached thereto and RLJ Lodging Acquisitions, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 10, 2014)

3.1
Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File. No. 333-172011) filed on May 5, 2011)

3.2
Amended and Restated Bylaws of RLJ Lodging Trust (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File. No. 333-172011) filed on May 5, 2011)

10.1
First Amendment to Term Loan Agreement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2014)

10.2
Additional Term Loan Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2014)

10.3
Additional Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 20, 2014)

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