Form 10-Q
period 2014-06-30
RLJ Lodging Trust
filed 2014-08-06
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
As of July 31, 2014, 132,083,621 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Investment in hotels and other properties, net	$3,590,978	$3,241,163
Cash and cash equivalents	373,732	332,248
Restricted cash reserves	60,610	62,430
Hotel and other receivables, net of allowance of $178 and $234, respectively	35,009	22,762
Deferred financing costs, net	10,917	11,599
Deferred income tax asset	3,256	2,529
Purchase deposits	1,000	7,246
Prepaid expense and other assets	33,262	37,997
Total assets	$4,108,764	$3,717,974
Liabilities and Equity
Mortgage loans	$534,900	$559,665
Term loans	1,025,000	850,000
Accounts payable and accrued expense	117,857	115,011
Deferred income tax liability	3,494	3,548
Advance deposits and deferred revenue	10,950	9,851
Accrued interest	2,680	2,695
Distributions payable	30,919	30,870
Total liabilities	1,725,800	1,571,640

Commitments and Contingencies (Note 10)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 132,084,354 and 122,640,042 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	1,321	1,226
Additional paid-in-capital	2,415,578	2,178,004
Accumulated other comprehensive loss	(14,215)	(5,941)
Distributions in excess of net earnings	(37,223)	(45,522)
Total shareholders’ equity	2,365,461	2,127,767
Noncontrolling interest
Noncontrolling interest in joint venture	6,169	7,306
Noncontrolling interest in Operating Partnership	11,334	11,261
Total noncontrolling interest	17,503	18,567
Total equity	2,382,964	2,146,334
Total liabilities and equity	$4,108,764	$3,717,974

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenue
Operating revenue
Room revenue	$259,447	$228,390	$465,472	$413,839
Food and beverage revenue	27,481	25,088	50,848	48,299
Other operating department revenue	8,119	7,345	15,100	13,555
Total revenue	295,047	260,823	531,420	475,693
Expense
Operating expense
Room expense	54,136	47,065	101,657	90,162
Food and beverage expense	18,746	17,220	35,619	33,777
Management fee expense	11,957	9,370	21,070	16,751
Other operating expense	78,932	73,070	151,008	139,437
Total property operating expense	163,771	146,725	309,354	280,127
Depreciation and amortization	35,422	31,853	68,298	63,197
Property tax, insurance and other	17,938	16,536	35,190	31,245
General and administrative	10,135	9,084	20,264	17,882
Transaction and pursuit costs	2,411	1,255	3,895	2,344
Total operating expense	229,677	205,453	437,001	394,795
Operating income	65,370	55,370	94,419	80,898
Other income	405	91	515	170
Interest income	962	240	1,285	536
Interest expense	(14,142)	(16,785)	(28,788)	(33,659)
Income from continuing operations before income tax expense	52,595	38,916	67,431	47,945
Income tax expense	(494)	(345)	(788)	(571)
Income from continuing operations	52,101	38,571	66,643	47,374
Income from discontinued operations	—	2,410	—	2,191
Gain (loss) on disposal of hotel properties	1,260	—	(1,297)	—
Net income	53,361	40,981	65,346	49,565
Net income attributable to non-controlling interests
Noncontrolling interest in consolidated joint venture	(79)	(203)	(45)	(155)
Noncontrolling interest in common units of Operating Partnership	(378)	(268)	(465)	(407)
Net income attributable to common shareholders	$52,904	$40,510	$64,836	$49,003

Basic per common share data
Income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties	$0.42	$0.31	$0.52	$0.41
Discontinued operations	—	0.02	—	0.02
Net income per share attributable to common shareholders	$0.42	$0.33	$0.52	$0.43
Weighted-average number of common shares	125,260,607	121,520,253	123,510,507	114,208,435

Diluted per common share data
Income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties	$0.42	$0.31	$0.52	$0.41
Discontinued operations	—	0.02	—	0.02
Net income per share attributable to common shareholders	$0.42	$0.33	$0.52	$0.43
Weighted-average number of common shares	126,475,051	122,280,431	124,696,925	114,912,726

Amounts attributable to the Company’s common shareholders
Income from continuing operations	$51,652	$38,120	$66,124	$46,830
Income from discontinued operations	—	2,390	—	2,173
Gain (loss) on disposal of hotel properties	1,252	—	(1,288)	—
Net income attributable to common shareholders	$52,904	$40,510	$64,836	$49,003

Comprehensive income
Net income	$53,361	$40,981	$65,346	$49,565
Unrealized gain (loss) on interest rate derivatives	(6,913)	5,004	(8,274)	4,527
Comprehensive income	46,448	45,985	57,072	54,092
Comprehensive income attributable to consolidated joint venture	(79)	(203)	(45)	(155)
Comprehensive income attributable to common units of Operating Partnership	(378)	(268)	(465)	(407)
Comprehensive income attributable to the Company	$45,991	$45,514	$56,562	$53,530

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interest	Total Equity
Balance at December 31, 2013	122,640,042	$1,226	$2,178,004	$(45,522)	$(5,941)	$11,261	$7,306	$18,567	$2,146,334
Net income	—	—	—	64,836	—	465	45	510	65,346
Proceeds from sale of common stock, net	9,200,000	92	232,722	—	—	—	—	—	232,814
Unrealized loss on interest rate derivative	—	—	—	—	(8,274)	—	—	—	(8,274)
Distributions to JV partner	—	—	—	—	—	—	(1,182)	(1,182)	(1,182)
Issuance of restricted stock	343,887	3	(3)	—	—	—	—	—	—
Amortization of share based compensation	—	—	7,393	—	—	—	—	—	7,393
Share grants to trustees	2,197	—	61	—	—	—	—	—	61
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(98,204)	—	(2,599)	—	—	—	—	—	(2,599)
Forfeiture of restricted stock	(3,568)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(56,537)	—	(392)	—	(392)	(56,929)
Balance at June 30, 2014	132,084,354	$1,321	$2,415,578	$(37,223)	$(14,215)	$11,334	$6,169	$17,503	$2,382,964

The accompanying notes are an integral part of these consolidated financial statements.

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2012	106,565,516	$1,066	$1,841,449	$(52,681)	$—	$11,311	$6,766	$18,077	$1,807,911
Net income	—	—	—	49,003	—	407	155	562	49,565
Unrealized income on interest rate derivative	—	—	—	—	4,527	—	—	—	4,527
Proceeds from sale of common stock, net	15,870,000	159	327,386	—	—	—	—	—	327,545
Issuance of restricted stock	377,830	3	(3)	—	—	—	—	—	—
Amortization of share based compensation	—	—	6,348	—	—	—	—	—	6,348
Share grants to trustees	3,005	—	68	—	—	—	—	—	68
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(78,628)	(1)	(1,765)	—	—	—	—	—	(1,766)
Forfeiture of restricted stock	(2,270)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(50,731)	—	(367)	—	(367)	(51,098)
Balance at June 30, 2013	122,735,453	$1,227	$2,173,483	$(54,409)	$4,527	$11,351	$6,921	$18,272	$2,143,100

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$65,346	$49,565
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on defeasance	804	—
Loss on disposal of hotel properties	1,297	—
Gain on extinguishment of indebtedness	—	(2,425)
Depreciation and amortization	68,298	63,353
Amortization of deferred financing costs	2,261	1,588
Amortization of deferred management fees	482	500
Accretion of interest income on investment in loans	(109)	—
Share grants to trustees	61	68
Amortization of share based compensation	7,393	6,348
Deferred income taxes	(781)	(198)
Changes in assets and liabilities:
Hotel and other receivables, net	(11,497)	(10,335)
Prepaid expense and other assets	2,625	(5,805)
Accounts payable and accrued expense	(4,714)	(5,736)
Advance deposits and deferred revenue	590	3,011
Accrued interest	(15)	(191)
Net cash flow provided by operating activities	132,041	99,743
Cash flows from investing activities
Acquisition of hotel and other properties, net	(504,103)	(184,165)
Proceeds from the disposal of hotel properties, net	124,076	—
Purchase deposits	6,246	2,677
Proceeds from principal payments on investment in loans	—	69
Improvements and additions to hotel and other properties	(38,581)	(25,984)
Additions to property and equipment	(20)	(48)
Releases from (funding of) restricted cash reserves, net	1,820	(301)
Net cash flow used in investing activities	(410,562)	(207,752)
Cash flows from financing activities
Borrowings under revolving credit facility	258,500	83,000
Repayments under revolving credit facility	(258,500)	(99,000)
Borrowings on term loans	175,000	—
Payment of mortgage principal	(25,569)	(7,279)
Repurchase of common shares	(2,599)	(1,766)
Distributions on common shares	(56,469)	(47,012)
Distributions on Operating Partnership units	(411)	(367)
Payment of deferred financing costs	(1,579)	(76)
Distribution to noncontrolling interest	(1,182)	—
Proceeds from issuance of common shares	232,814	327,545
Net cash flow provided by financing activities	320,005	255,045
Net change in cash and cash equivalents	41,484	147,036
Cash and cash equivalents, beginning of period	332,248	115,861
Cash and cash equivalents, end of period	$373,732	$262,897
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

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2014, there were 132,978,354 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.3% of the outstanding OP units.

As of June 30, 2014, the Company owned 148 properties, comprised of 146 hotels with approximately 22,900 rooms and two planned hotel conversions, located in 21 states and the District of Columbia, and an interest in one mortgage loan secured by a hotel.  The Company owned, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of the DoubleTree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 98.1% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to the DoubleTree Metropolitan hotel. An independent operator manages each property.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  The unaudited financial statements include adjustments based on management’s estimates (consisting of normal recurring adjustments), which the Company considers necessary for the fair statement of the consolidated balance sheets, statements of operations and comprehensive income, statements of changes in equity and statements of cash flows for the periods presented. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2013, included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2014.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of actual operating results for the entire year.

The unaudited consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries, including a consolidated joint venture.  All intercompany balances have been eliminated in consolidation.

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

Incentive payments received pursuant to entry into management agreements are deferred and amortized into income over the life of the respective agreements.  In May 2012, the Company received an incentive payment of $4.0 million related to purchasing a hotel and entering into a franchise agreement, which is being recognized over the remaining term of the franchise agreement.  As of June 30, 2014, there was approximately $3.7 million remaining to be recognized.

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

The Company’s investments in hotels and other properties are carried at cost and are depreciated using the straight-line method over estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Intangibles arising from acquisitions are amortized using the straight-line method over the non-cancelable portion of the term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements are capitalized. Interest used to finance real estate under development is capitalized as an additional cost of development. Upon the sale or disposal of a property, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is recognized.

In accordance with the guidance on impairment or disposal of long-lived assets, the Company does not consider "held for sale" classification until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met. The Company does not depreciate properties so long as they are classified as held for sale. Upon designation as held for sale and quarterly thereafter, the Company reviews the realizability of the carrying value, less cost to sell, in accordance with the guidance. Any such adjustment in the carrying value is reflected as an impairment charge.

The Company assesses carrying value whenever events or changes in circumstances indicate that the carrying amounts may not be fully recoverable. Recoverability is measured by comparison of the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and the Company’s intent with respect to holding or disposing of properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, it recognizes an impairment charge for the amount by which the carrying value exceeds the fair value. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third party appraisals, where considered necessary.

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

Noncontrolling Interest

The consolidated financial statements include all subsidiaries controlled by the Company. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests in these subsidiaries are presented separately in the consolidated financial statements. As of June 30, 2014 the Company consolidated DBT Met Hotel Venture, LP, a majority-owned partnership that has a third-party, noncontrolling 1.9% ownership interest. The third-party partnership interest is included in noncontrolling interest in joint venture on the consolidated balance sheet. Profits and losses are allocated in proportion to each party's respective ownership interest.

Franchise Agreements

As of June 30, 2014, 130 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. The franchise agreements for these hotels allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.0% and 4.3% of room revenue. Certain full service hotels are also charged a royalty fee of between 1.0% and 3.0% of food and beverage revenues.  Franchise fees are included in other hotel operating expenses in the consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which significantly changed the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on operations and final results should be presented as discontinued operations. The guidance also provides additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance applies to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company adopted the new guidance for the quarterly period ended March 31, 2014. Prior to January 1, 2014, properties disposed of were presented in discontinued operations for all periods presented.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is not permitted. The Company is currently evaluating whether this ASU will have a material impact on its financial position, results of operations or cash flows.

3.              Acquisition of Hotel and Other Properties

During the six months ended June 30, 2014, the Company acquired a 100% interest in the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hyatt House Charlotte Center City	Charlotte, NC	March 12, 2014	Hyatt Affiliate	163	$32,496
Hyatt House Cypress Anaheim	Cypress, CA	March 12, 2014	Hyatt Affiliate	142	14,753
Hyatt House Emeryville San Francisco Bay Area	Emeryville, CA	March 12, 2014	Hyatt Affiliate	234	39,274
Hyatt House San Diego Sorrento Mesa	San Diego, CA	March 12, 2014	Hyatt Affiliate	193	35,985
Hyatt House San Jose Silicon Valley	San Jose, CA	March 12, 2014	Hyatt Affiliate	164	44,159
Hyatt House San Ramon	San Ramon, CA	March 12, 2014	Hyatt Affiliate	142	20,833
Hyatt House Santa Clara	Santa Clara, CA	March 12, 2014	Hyatt Affiliate	150	40,570
Hyatt Market Street The Woodlands	The Woodlands, TX	March 12, 2014	Hyatt Corporation	70	25,817
Hyatt Place Fremont Silicon Valley	Fremont, CA	March 12, 2014	Hyatt Affiliate	151	23,525
Hyatt Place Madison Downtown	Madison, WI	March 12, 2014	Hyatt Affiliate	151	35,088
Courtyard Portland City Center	Portland, OR	May 22, 2014	Sage Hospitality	256	67,000
Embassy Suites Irvine Orange County	Irvine, CA	May 22, 2014	Sage Hospitality	293	53,000
Hilton Cabana Miami Beach	Miami, FL	June 19, 2014	Highgate Hotels	231	71,700
				2,340	$504,200

During the six months ended June 30, 2013, the Company acquired a 100% interest in the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Courtyard Houston Downtown Convention Center	Houston, TX	March 19, 2013	White Lodging Services	191	$34,308
Residence Inn Houston Downtown Convention Center	Houston, TX	March 19, 2013	White Lodging Services	171	29,421
Humble Tower Apartments (1)	Houston, TX	March 19, 2013	n/a	82	15,547
Courtyard Waikiki Beach	Honolulu, HI	June 17, 2013	Highgate Hotels	399	75,250
Vantaggio Suites Cosmo (2)	San Francisco, CA	June 21, 2013	n/a	150	29,474
				993	$184,000

(1)	Conversion to a SpringHill Suites is in progress.

(2)	Conversion to a Courtyard by Marriott is in progress.

The allocation of purchase price for the properties acquired was as follows (in thousands):

	For the six months ended June 30,
	2014	2013
Land and land improvements	$112,467	$24,132
Buildings and improvements	339,889	160,070
Furniture, fixtures and equipment	51,844	3,151
Lease intangibles	—	342
Management agreement intangibles	—	(3,695)
Total purchase price	$504,200	$184,000

For the properties acquired during the six months ended June 30, 2014, total revenues and net income from the date of acquisition through June 30, 2014 are included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014, as follows (in thousands):

	2014 acquisitions
	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Revenue	$25,276	$29,807
Net income	$4,301	$3,272

For properties acquired during the six months ended June 30, 2013, respectively, total revenues and net income (loss) from the date of acquisition through June 30, 2013 are included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2013, as follows (in thousands):

	2013 acquisitions
	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Revenue	$5,868	$6,561
Net income (loss)	$319	$(568)

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

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenue	$299,416	$294,092	$556,647	$544,978
Net income attributable to common shareholders	$53,770	$48,066	$70,476	$64,418
Net income per share attributable to common shareholders - basic	$0.43	$0.40	$0.57	$0.56
Net income per share attributable to common shareholders - diluted	$0.43	$0.39	$0.57	$0.56
Weighted-average number of shares outstanding - basic	125,260,607	121,520,253	123,510,507	114,208,435
Weighted-average number of shares outstanding - diluted	126,475,051	122,280,431	124,696,925	114,912,726

4.            Disposal of Hotel Properties

During the six months ended June 30, 2014, the Company disposed of 14 hotel properties in four separate transactions for a total sale price of approximately $128.0 million. In conjunction with these transactions, the Company recorded a $1.3 million loss on disposal, which is included in the consolidated statement of operations. Additionally, the Company completed a legal defeasance of the mortgage indebtedness secured by three of the properties that were sold. The cost of the defeasance was approximately $0.8 million, which is included in interest expense in the consolidated statement of operations.

The following table provides a list of properties that were disposed of during the six months ended June 30, 2014:

Property Name	Location	Disposal Date	Rooms
Courtyard Denver Southwest Lakewood	Lakewood, CO	February 20, 2014	90
Residence Inn Denver Southwest Lakewood	Lakewood, CO	February 20, 2014	102
Hyatt House Colorado Springs	Colorado Springs, CO	February 20, 2014	125
SpringHill Suites Gainesville	Gainesville, FL	February 20, 2014	126
Residence Inn Indianapolis Airport	Indianapolis, IN	February 20, 2014	95
Fairfield Inn & Suites Indianapolis Airport	Indianapolis, IN	February 20, 2014	86
Courtyard Grand Rapids Airport	Kentwood, MI	February 20, 2014	84
Hampton Inn Suites Las Vegas Red Rock Summerlin	Las Vegas, NV	February 20, 2014	106
Courtyard Austin University Area	Austin, TX	February 20, 2014	198
Fairfield Inn & Suites Austin University Area	Austin, TX	February 20, 2014	63
Hyatt House Dallas Richardson	Richardson, TX	February 20, 2014	130
Hilton Garden Inn St. George	St. George, UT	February 25, 2014	150
Hilton Mystic	Mystic, CT	March 26, 2014	182
Holiday Inn Austin NW Arboretum Area	Austin, TX	June 18, 2014	194
		Total	1,731

During 2013, the Company disposed of three properties in three separate transactions. The operating results for the six months ended June 30, 2013 for these properties is included in discontinued operations in the statement of operations.

The following table provides a list of properties that were disposed of during 2013:

Property Name	Location	Disposal Date	Rooms
SpringHill Suites Southfield	Southfield, MI	May 30, 2013	84
Courtyard Goshen	Goshen, IN	August 28, 2013	91
Fairfield Inn & Suites Memphis	Memphis, TN	November 18, 2013	63
		Total	238

Operating results of discontinued operations were as follows (in thousands):

	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Operating revenue	$1,105	$2,122
Operating expense	(938)	(2,014)
Operating loss	167	108
Interest expense	(182)	(342)
Loss from discontinued operations before gain on extinguishment of indebtedness	(15)	(234)
Gain on extinguishment of indebtedness	2,425	2,425
Net income from discontinued operations	$2,410	$2,191

5.              Investment in Hotels and Other Properties

Investment in hotels and other properties as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land and land improvements	$681,998	$594,402
Buildings and improvements	3,112,640	2,866,849
Furniture, fixtures and equipment	512,700	485,531
Intangibles	2,507	2,507
	4,309,845	3,949,289
Accumulated depreciation and amortization	(718,867)	(708,126)
Investment in hotels and other properties, net	$3,590,978	$3,241,163

For the three and six months ended June 30, 2014, depreciation and amortization expense related to investment in hotels and other properties was approximately $35.3 million and $68.1 million, respectively. For the three and six months ended June 30, 2013, depreciation and amortization expense related to investment in hotels and other properties, excluding discontinued operations, was approximately $31.7 million and $63.0 million, respectively.

Impairment

The Company determined that there was no impairment of any assets for either the three and six months ended June 30, 2014 or 2013.

6.              Debt

Credit Facilities

The Company has in place a credit agreement that provides for (i) an unsecured revolving credit facility of up to $300 million with a scheduled maturity date of November 20, 2016 with a one-year extension option if certain conditions are satisfied (the “Revolver”), (ii) an unsecured term loan of $400 million with a scheduled maturity date of March 20, 2019 (which originally was scheduled to mature in 2017) (the “2012 Five-Year Term Loan”), (iii) an unsecured term loan of $225 million with a scheduled maturity date of November 20, 2019 (the “Seven-Year Term Loan”), and (iv) an unsecured term loan of $400 million with a scheduled maturity date of August 27, 2018 (the “2013 Five-Year Term Loan”).

The Revolver and Term Loans are subject to customary financial covenants.  As of June 30, 2014, the Company was in compliance with all financial covenants.

As of and for the three and six months ended June 30, 2014 and 2013, details of the Revolver and Term Loans are as follows (in thousands):

				Interest expense for the
				three months ended June 30,		six months ended June 30,
	Outstanding Borrowings at June 30, 2014	Maturity Date	Interest Rate at June 30, 2014 (1)	2014	2013	2014	2013
Revolver (2)	$—	11/2016	n/a	$296	$263	$619	$619
2013 Five-Year Term Loan (3)	400,000	08/2018	3.07%	3,102	—	5,953	—
2012 Five-Year Term Loan	400,000	03/2019	1.71%	1,728	1,391	3,150	2,807
Seven-Year Term Loan (4)	225,000	11/2019	4.04%	2,294	754	4,550	1,522
Total	$1,025,000			$7,420	$2,408	$14,272	$4,948

(1)	Interest rate at June 30, 2014 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)
Includes the unused facility fee of $0.3 million and $0.5 million for the three and six months ended June 30, 2014, respectively and $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively.

(3)	Includes interest expense related to an interest rate hedge of $1.3 million and $2.5 million for the three and six months ended June 30, 2014, respectively.

(4)	Includes interest expense related to an interest rate hedge of $1.0 million and $2.0 million for the three and six months ended June 30, 2014, respectively.

Mortgage Loans

As of June 30, 2014 and December 31, 2013, the Company was subject to the following mortgage loans (in thousands):

						Principal balance at,
Lender	Number of Assets Encumbered	Interest Rate at June 30, 2014 (1)		Maturity Date		June 30, 2014	December 31, 2013
Wells Fargo	5	3.76%	(2)	Oct 2014	(3)	$142,000	$142,000
Capmark Financial Group	1	5.55%		May 2015		10,716	10,916
Capmark Financial Group	1	5.55%		June 2015		4,648	4,736
Barclays Bank	12	5.55%		June 2015		109,592	111,632
Barclays Bank	4	5.60%		June 2015		27,281	27,804
Capmark Financial Group	1	5.50%		July 2015		6,332	6,450
Barclays Bank	1	5.44%		Sept 2015		10,331	10,521
PNC Bank (4)	5	2.51%	(2)	May 2016	(5)	74,000	85,000
Wells Fargo (6)	4	4.19%	(2)	Sept 2016	(7)	150,000	150,000
Barclays Bank (8)						—	2,475
Barclays Bank (8)						—	4,063
Capmark Financial Group (8)						—	4,068
	34					$534,900	$559,665

(1)	Interest rate at June 30, 2014 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)	Requires payments of interest only until the commencement of the extension period(s).

(3)	Maturity date may be extended for up to two additional one-year terms at the Company’s option, subject to certain lender requirements, which the Company currently intends to exercise.

(4)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(5)	Maturity date may be extended for one one-year term at the Company’s option, subject to certain lender requirements.

(6)	Two of the four hotels encumbered by the Wells Fargo loan are cross-collateralized.

(7)	Maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

(8)	Mortgage loan related to a property that was sold during the six months ended June 30, 2014.

Some mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these covenants at June 30, 2014 and December 31, 2013.

7.              Derivatives and Hedging

The Company employs derivative instruments to hedge against interest rate fluctuations. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive income (loss), a component of shareholders’ equity.  Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period.  For derivative instruments not designated as hedging instruments, unrealized gains or losses are recognized in earnings in the current period. At June 30, 2014 and December 31, 2013, all derivative instruments are designated as cash flow hedges.

At June 30, 2014 and December 31, 2013, the fair value of interest rate swap assets of $0.5 million and $3.2 million, respectively, was included in prepaid expense and other assets in the consolidated balance sheets.  At June 30, 2014 and December 31, 2013, the aggregate fair value of interest rate swap liabilities of $14.7 million and $9.1 million, respectively, was included in accounts payable and accrued expenses in the consolidated balance sheets.

As of June 30, 2014 and December 31, 2013, the Company had entered into the following derivative instruments (in thousands):

	Notional value at				Fair value at
Hedge type	June 30, 2014	December 31, 2013	Hedge interest rate	Maturity	June 30, 2014	December 31, 2013
Swap-cash flow	$275,000	$275,000	1.12%	11/20/2017	$472	$3,161
Swap-cash flow	175,000	175,000	1.56%	3/6/2018	(2,810)	(1,866)
Swap-cash flow	175,000	175,000	1.64%	3/6/2018	(3,288)	(2,406)
Swap-cash flow	16,500	16,500	1.83%	9/15/2018	(365)	(238)
Swap-cash flow	16,500	16,500	1.75%	9/15/2018	(314)	(181)
Swap-cash flow	40,500	40,500	1.83%	9/15/2018	(896)	(585)
Swap-cash flow	41,500	41,500	1.75%	9/15/2018	(789)	(456)
Swap-cash flow	18,000	18,000	1.83%	9/15/2018	(398)	(260)
Swap-cash flow	17,000	17,000	1.75%	9/15/2018	(323)	(187)
Swap-cash flow	125,000	125,000	2.02%	3/6/2019	(3,253)	(1,838)
Swap-cash flow	100,000	100,000	1.94%	3/6/2019	(2,251)	(1,085)
	$1,000,000	$1,000,000			$(14,215)	$(5,941)

 As of June 30, 2014 and December 31, 2013, there was approximately $14.2 million and $5.9 million, respectively, in unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on designated hedges during the three and six month periods ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, approximately $5.8 million and zero, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense.

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

•
Fixed rate mortgage notes payable - The fair value estimated at June 30, 2014 and December 31, 2013 of $174.0 million and $188.0 million, respectively, is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan to value ratios, which is a Level 3 input. As a result, the Company determined that its fixed rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.  The carrying value of fixed rate mortgage notes payable at June 30, 2014 and December 31, 2013 was $168.9 million and $182.7 million, respectively.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 (in thousands):

	Fair Value at June 30, 2014
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$472	$—	$472
Interest rate swap liability	$—	$(14,687)	$—	$(14,687)
Total	$—	$(14,215)	$—	$(14,215)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of June 30, 2014 and December 31, 2013.

10.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the

Company to reserve restricted cash ranging from 1.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some loan agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of June 30, 2014 and December 31, 2013, approximately $60.6 million and $62.4 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Neither the Company nor any of its subsidiaries are currently involved in any regulatory or legal proceedings that management believes will have a material adverse effect on the financial position, operations or liquidity of the Company.

Data Breach

During the first quarter of 2014, one of the Company's third-party hotel managers notified the Company of a data breach that occurred over a nine-month period ending in December 2013 at 14 of the hotels that it manages, including seven hotels that are owned by the Company. An analysis of the data breach revealed that hackers installed memory scraping malware on food and beverage point of sale systems that was designed to capture credit card data. During the period of the breach, it appears that information from approximately 95,000 credit cards could have been collected by the malware. The third-party hotel manager is cooperating with the relevant authorities in their investigations of this criminal cyber-attack. The Company and its third-party hotel manager are also taking steps to assess and further strengthen information security systems.
The Company believes that each of the credit card companies impacted may seek to impose fines, fees or assessments in connection with the breach against various parties, including the Company. The Company may also incur other costs, including legal fees and other professional services fees, related to investigating the breach. Because the investigation into the matter is ongoing and certain factual and legal questions remain unanswered, the Company is unable to estimate with certainty the total costs, fines, fees or assessments that may be associated with any potential claims; however, the Company currently believes that any amounts that the Company may ultimately be required to pay as a result of this incident will not be material to the results of operations.
11.              Equity

 On May 22, 2014, the Company issued and sold 9,200,000 common shares of beneficial interest, $0.01 par value per share, at a price per share of $26.45, for total gross proceeds of $243.3 million. The Company received aggregate net proceeds of approximately $232.8 million.

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

A summary of the non-vested shares as of June 30, 2014 is as follows:

	2014
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	932,800	$18.99
Granted (1)	346,084	24.43
Vested (1)	(258,499)	19.15
Forfeited	(3,568)	21.05
Unvested at June 30,	1,016,817	$20.79

(1)	Includes 2,197 unrestricted shares issued in lieu of cash compensation to non-employee trustees at a weighted-average grant date fair value of $27.86.

For the three and six months ended June 30, 2014, the Company recognized approximately $2.7 million and $5.2 million, respectively, of share-based compensation expense related to restricted share awards.  For the three and six months ended June 30, 2013, the Company recognized $2.2 million and $4.1 million, respectively, of share-based compensation expense related to restricted share awards. As of June 30, 2014, there was $19.9 million of total unrecognized compensation costs related to non-vested share awards and these costs were expected to be primarily recognized over a weighted-average period of 2.50 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the six months ended June 30, 2014 was approximately $6.9 million.

Performance Units

The Company awarded performance units to certain employees under the 2011 Plan.  The performance units vest over a four-year period, including three years of performance-based vesting ("measurement period") plus an additional one year of time-based vesting.

As of June 30, 2014, there were 1.0 million unvested performance units with a weighted-average grant date fair value of $15.36 per performance unit.

For the three and six months ended June 30, 2014, the Company recognized $1.1 million and $2.2 million, respectively, of share-based compensation expense related to the performance units.  For the three and six months ended June 30, 2013, the Company recognized $1.1 million and $2.2 million, respectively, of share-based compensation expense related to the performance units. As of June 30, 2014, there was $6.7 million of total unrecognized compensation cost related to the performance units and these costs are expected to be recognized over a weighted-average period of 1.6 years.

As of June 30, 2014, there were 2,735,611 common shares available for future grant under the 2011 Plan.  Any performance units that convert into restricted shares will reduce the number of common shares available for future grant under the 2011 Plan.

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

For the three and six months ended June 30, 2014, $0.2 million and $0.1 million, respectively, represented undistributed earnings that were allocated to participating shares. For the three and six months ended June 30, 2013, $0.1 million and zero, respectively, represented undistributed earnings that were allocated to participating shares.

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and six months ended June 30, 2014 and 2013, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties	$52,904	$38,120	$64,836	$46,830
Add: Income from discontinued operations	—	2,390	—	2,173
Net income attributable to common shareholders	52,904	40,510	64,836	49,003
Less: Dividends paid on unvested restricted shares	(224)	(241)	(470)	(497)
Less: Undistributed earnings attributable to unvested restricted shares	(184)	(124)	(67)	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$52,496	$40,145	$64,299	$48,506
Denominator:
Weighted-average number of common shares - basic	125,260,607	121,520,253	123,510,507	114,208,435
Unvested restricted shares	308,580	247,894	295,684	211,290
Unvested performance units	905,864	512,284	890,734	493,001
Weighted-average number of common shares - diluted	126,475,051	122,280,431	124,696,925	114,912,726

Income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties - basic	$0.42	$0.31	$0.52	$0.41
Discontinued operations	—	0.02	—	0.02
Net income attributable to common shareholders - basic	$0.42	$0.33	$0.52	$0.43

Income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties - diluted	$0.42	$0.31	$0.52	$0.41
Discontinued operations	—	0.02	—	0.02
Net income attributable to common shareholders - diluted	$0.42	$0.33	$0.52	$0.43

14.       Related Party Transactions

RLJ Companies, LLC and its affiliates, a related party, periodically provide or receive services or pay or collect certain amounts to or from the Company. At June 30, 2014 and December 31, 2013, there was approximately $57,000 and $1,000, respectively, due from RLJ Companies, LLC which was included in other assets.

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2014	2013
Interest paid	$26,373	$32,441

Income taxes paid	$1,319	$1,108

Supplemental investing and financing transactions:
In conjunction with the acquisitions, the Company recorded the following:
Purchase of real estate	$504,200	$187,695
Accounts receivable	750	708
Other assets	1,636	340
Advance deposits	(509)	(313)
Accounts payable and accrued expenses	(1,974)	(4,265)
Acquisition of hotel and other properties, net	$504,103	$184,165

In conjunction with the disposals, the Company recorded the following:
Disposal of hotel properties	$128,000	$(2,458)
Closing costs	(2,846)	—
Operating prorations	(1,078)	69
Gain on extinguishment of indebtedness	—	(2,425)
Forgiveness of indebtedness	—	4,814
Proceeds from the disposal of hotel properties, net	$124,076	$—

Supplemental non-cash transactions:
Accrued capital expenditures	$—	$109

16.       Subsequent Events

On July 14, 2014, the Company acquired the 194-room Hyatt Atlanta Midtown, located in Atlanta, GA, for $49.5 million, using proceeds from its recent equity offering. The information required to perform the purchase price allocation is not yet available. As a result of this acquisition, the Company owned 149 properties, comprised of 147 hotels with approximately 23,100 rooms and 2 planned hotel conversions, located in 21 states and the District of Columbia.

On July 15, 2014, the Company paid a dividend of $0.22 per common share to shareholders of record at June 30, 2014.

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

Our strategy is to acquire primarily premium-branded, focused-service and compact full-service hotels. Focused-service and compact full-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets and meeting space and require fewer employees than traditional full-service hotels. We believe premium-branded, focused-service and compact full-service hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve Revenue per Available Room ("RevPAR") levels at or close to those achieved by traditional full-service hotels while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

We are encouraged by recent improvements in the U.S. economy.  Unemployment rates, corporate profits, and consumer confidence are showing signs of steady improvement.  We expect that these improvements will bode well for the lodging sector.  We recognize that geopolitical challenges remain and, if elevated, may deteriorate economic conditions.  However, with growth in lodging supply expected to be below the historical average for the next few years and improvements in the economy we currently do not anticipate any significant slowdown in lodging fundamentals. Accordingly, we remain cautiously optimistic that we are in the midst of a multi-year lodging recovery.

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

As of June 30, 2014, we owned 148 properties, comprised of 146 hotels with approximately 22,900 rooms and two planned hotel conversions, located in 21 states and the District of Columbia, and an interest in a mortgage loan secured by a hotel.  We own, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of one property in which we own a 98.1% controlling interest in a joint venture.

We elected to be taxed as a REIT, for U.S. federal income tax purposes, when we filed our U.S. federal tax return for the taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of our operating partnership. As of June 30, 2014, we owned, through a combination of direct and indirect interests, 99.3% of the units of limited partnership interest in the Operating Partnership ("OP units").

Recent Significant Activities

Our recent significant activities reflect our commitment to maximizing shareholder value through selective acquisitions in markets with high barriers to entry, value-add renovations and conservative balance sheet management. During the three months ended June 30, 2014, the following significant activities took place:

•
Completed a follow-on public offering of 9,200,000 common shares of beneficial interest at a public offering price of $26.45 per share, for net proceeds of approximately $232.8 million, after deducting the underwriting discount and other estimated offering costs;

•	Acquired three hotels for an aggregate purchase price of $191.7 million;

•	Sold one hotel for $13.5 million and recorded a gain on sale of $1.3 million; and

•	Declared a cash dividend of $0.22 per share for the quarter.

Our Customers

Substantially all of our hotels consist of premium-branded, focused-service and compact full-service hotels. As a result of this property profile, the majority of our customers are transient in nature. Transient business typically represents individual business or leisure travelers. The majority of our hotels are located in business districts within major metropolitan areas. Accordingly, business travelers represent the majority of the transient demand at our hotels. As a result, macroeconomic factors impacting business travel have a greater effect on our business than factors impacting leisure travel.

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

•	Occupancy

•	Average Daily Rate ("ADR")

•	RevPAR
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

Our investments in hotels and other properties are carried at cost and are depreciated using the straight-line method over estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Intangibles arising from acquisitions are amortized using the straight-line method over the non-cancelable portion of the term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements are capitalized. Interest used to finance real estate under development is capitalized as an additional cost of development. Upon the sale or disposal of a property, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is recognized.

In accordance with the guidance on impairment or disposal of long-lived assets, we do not consider "held for sale" classification until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met. We do not depreciate properties so long as they are classified as held for sale. Upon designation as held for sale and quarterly thereafter, we review the realizability of the carrying value, less cost to sell, in accordance with the guidance. Any such adjustment in the carrying value is reflected as an impairment charge.

We assess carrying value whenever events or changes in circumstances indicate that the carrying amounts may not be fully recoverable. Recoverability is measured by comparison of the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and our intent with respect to holding or disposing of properties. If our analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, it recognizes an impairment charge for the amount by which the carrying value exceeds the fair value. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third party appraisals, where considered necessary.

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

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which significantly changed the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on operations and final results should be presented as discontinued operations. The guidance also provides additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance applies to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We adopted the new guidance for the quarterly period ended March 31, 2014. Prior to January 1, 2014, properties disposed of were presented in discontinued operations for all periods presented.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is not permitted. We are currently evaluating whether this ASU will have a material impact on our financial position, results of operations or cash flows.

Results of Operations

At June 30, 2014, we owned 148 properties.  Based on when a property is acquired, disposed of or closed for renovation, operating results for certain properties are not comparable for the three and six months ended June 30, 2014 and 2013.  The non-comparable properties include 20 acquisitions which took place between January 1, 2013 and June 30, 2014 and 14 dispositions which took place in 2014. The 20 acquisitions include three properties that are closed for renovation. There were three hotels disposed of during 2013 which are included in discontinued operations for the six months ended June 30, 2013, and therefore not included in the comparisons presented.

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013

	For the three months ended June 30,
	2014	2013	$ change	% change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$259,447	$228,390	$31,057	13.6%
Food and beverage revenue	27,481	25,088	2,393	9.5%
Other operating department revenue	8,119	7,345	774	10.5%
Total revenue	295,047	260,823	34,224	13.1%
Expense
Operating expense
Room expense	54,136	47,065	7,071	15.0%
Food and beverage expense	18,746	17,220	1,526	8.9%
Management fee expense	11,957	9,370	2,587	27.6%
Other operating expense	78,932	73,070	5,862	8.0%
Total property operating expense	163,771	146,725	17,046	11.6%
Depreciation and amortization	35,422	31,853	3,569	11.2%
Property tax, insurance and other	17,938	16,536	1,402	8.5%
General and administrative	10,135	9,084	1,051	11.6%
Transaction and pursuit costs	2,411	1,255	1,156	92.1%
Total operating expense	229,677	205,453	24,224	11.8%
Operating income	65,370	55,370	10,000	18.1%
Other income	405	91	314	345.1%
Interest income	962	240	722	300.8%
Interest expense	(14,142)	(16,785)	2,643	(15.7)%
Income from continuing operations before income taxes	52,595	38,916	13,679	35.2%
Income tax expense	(494)	(345)	(149)	43.2%
Income from continuing operations	52,101	38,571	13,530	35.1%
Income from discontinued operations	—	2,410	(2,410)	—%
Gain on disposal of hotel properties	1,260	—	1,260	—%
Net income	53,361	40,981	12,380	30.2%
Net income attributable to non-controlling interests
Noncontrolling interest in joint venture	(79)	(203)	124	(61.1)%
Noncontrolling interest in common units of Operating Partnership	(378)	(268)	(110)	41.0%
Net income attributable to common shareholders	$52,904	$40,510	$12,394	30.6%

Revenue

Total revenue increased $34.2 million, or 13.1%, to $295.0 million for the three months ended June 30, 2014 from $260.8 million for the three months ended June 30, 2013. The increase was a result of $19.4 million in revenue attributable to non-comparable properties and a 6.4% increase in RevPAR at the comparable properties.

The following are the quarter-to-date key hotel operating statistics for hotels owned at June 30, 2014 and 2013, respectively:

	For the three months ended June 30,
	2014	2013
Number of comparable properties (at end of period)	128	128	—%
Occupancy	82.4%	79.3%	4.0%
ADR	$152.49	$149.11	2.3%
RevPAR	$125.71	$118.19	6.4%

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $31.1 million, or 13.6%, to $259.4 million for the three months ended June 30, 2014 from $228.4 million for the three months ended June 30, 2013.  This increase was a result of $17.6 million of room revenue from non-comparable properties and a 6.4% increase in RevPAR at the comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $2.4 million, or 9.5%, to $27.5 million for the three months ended June 30, 2014 from $25.1 million for the three months ended June 30, 2013. The increase includes $1.2 million of food and beverage revenue from non-comparable properties. Food and beverage revenue for the remainder of the portfolio increased $1.2 million.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $0.8 million, or 10.5%, to $8.1 million for the three months ended June 30, 2014 from $7.3 million for the three months ended June 30, 2013.  The majority of this increase was due to $0.6 million of other operating department revenue from non-comparable properties.

Property Operating Expense

Property operating expense increased $17.0 million, or 11.6%, to $163.8 million for the three months ended June 30, 2014 from $146.7 million for the three months ended June 30, 2013. This increase includes $9.7 million in property operating expense attributable to non-comparable properties. The remaining increase was primarily attributable to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $3.6 million, or 11.2%, to $35.4 million for the three months ended June 30, 2014 from $31.9 million for the three months ended June 30, 2013. The increase is a result of a $3.2 million increase in depreciation and amortization expense arising from non-comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $1.4 million, or 8.5%, to $17.9 million for the three months ended June 30, 2014 from $16.5 million for the three months ended June 30, 2013.  The increase includes $1.6 million in property tax, insurance and other expense attributable to non-comparable properties.  The remaining decrease of $0.2 million represents the net impact of increasing property tax assessments, partially offset by favorable resolution of property tax appeals at the comparable properties.

General and Administrative

General and administrative expense increased $1.1 million, or 11.6%, to $10.1 million for the three months ended June 30, 2014 from $9.1 million for the three months ended June 30, 2013.  The increase in general and administrative expense is primarily attributable to an increase in salary expense of $0.3 million and amortization of restricted share awards of $0.5 million.

Interest Expense

The components of our interest expense for the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	For the three months ended June 30,
	2014	2013
Mortgage indebtedness	$5,790	$13,578
Revolving credit facility and term loans	7,420	2,408
Amortization of deferred financing fees	1,074	799
Capitalized interest	(142)	—
Total interest expense	$14,142	$16,785

Interest expense decreased $2.6 million, or 15.7%, to $14.1 million for the three months ended June 30, 2014 from $16.8 million for the three months ended June 30, 2013.  The decrease in interest expense from mortgage indebtedness was due to decreases in principal balances between June 30, 2013 and June 30, 2014 of $600.7 million as a result of mortgage amortization as well as mortgage principal balances that were paid down. The increase in interest expense from the revolving credit facility and term loans was due to increased borrowings on the revolving credit facility, the 2012 Five-Year Term Loan and the 2013 Five-Year Term Loan. The increase in capitalized interest was due to the three major redevelopment projects underway during the three months ended June 30, 2014.

Income Taxes

As part of our structure, we own taxable REIT subsidiaries ("TRSs") that are subject to federal and state income taxes.  The effective tax rates were 1.62% and 3.81% for the three months ended June 30, 2014 and 2013, respectively. Our tax expense increased $0.1 million to $0.5 million for the three months ended June 30, 2014 from $0.3 million for the three months ended June 30, 2013. The increase in tax expense is primarily due to an increase in income recorded at our TRSs.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

	For the six months ended June 30,
	2014	2013	$ change	% change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$465,472	$413,839	$51,633	12.5%
Food and beverage revenue	50,848	48,299	2,549	5.3%
Other operating department revenue	15,100	13,555	1,545	11.4%
Total revenue	531,420	475,693	55,727	11.7%
Expense
Operating expense
Room	101,657	90,162	11,495	12.7%
Food and beverage	35,619	33,777	1,842	5.5%
Management fees	21,070	16,751	4,319	25.8%
Other operating expenses	151,008	139,437	11,571	8.3%
Total property operating expense	309,354	280,127	29,227	10.4%
Depreciation and amortization	68,298	63,197	5,101	8.1%
Property tax, insurance and other	35,190	31,245	3,945	12.6%
General and administrative	20,264	17,882	2,382	13.3%
Transaction and pursuit costs	3,895	2,344	1,551	66.2%
Total operating expense	437,001	394,795	42,206	10.7%
Operating income	94,419	80,898	13,521	16.7%
Other income	515	170	345	202.9%
Interest income	1,285	536	749	139.7%
Interest expense	(28,788)	(33,659)	4,871	(14.5)%
Income from continuing operations before income taxes	67,431	47,945	19,486	40.6%
Income tax expense	(788)	(571)	(217)	38.0%
Income from continuing operations	66,643	47,374	19,269	40.7%
Loss from discontinued operations	—	2,191	(2,191)	—%
Loss on disposal of hotel properties	(1,297)	—	(1,297)	—%
Net income	65,346	49,565	15,781	31.8%
Net income attributable to non-controlling interests
Noncontrolling interest in joint venture	(45)	(155)	110	(71.0)%
Noncontrolling interest in common units of Operating Partnership	(465)	(407)	(58)	14.3%
Net income attributable to common shareholders	$64,836	$49,003	$15,833	32.3%

Revenue

Total revenue increased $55.7 million, or 11.7%, to $531.4 million for the six months ended June 30, 2014 from $475.7 million for the six months ended June 30, 2013. The increase was a result of $30.2 million in revenue attributable to non-comparable properties and a 6.3% increase in RevPAR at the comparable properties.

The following are the year-to-date key hotel operating statistics for hotels owned at June 30, 2014 and 2013, respectively:

	For the six months ended June 30,
	2014	2013
Number of comparable properties (at end of period)	128	128	—%
Occupancy	78.1%	75.3%	3.7%
ADR	$147.68	$144.08	2.5%
RevPAR	$115.27	$108.43	6.3%

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $51.6 million, or 12.5%, to $465.5 million for the six months ended June 30, 2014 from $413.8 million for the six months ended June 30, 2013.  This increase was a result of $27.5 million of room revenue from non-comparable properties and a 6.3% increase in RevPAR at the comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $2.5 million, or 5.3%, to $50.8 million for the six months ended June 30, 2014 from $48.3 million for the six months ended June 30, 2013. The increase includes $1.4 million of food and beverage revenue from non-comparable properties. Food and beverage revenue for the remainder of the portfolio increased $1.1 million.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $1.5 million, or 11.4%, to $15.1 million for the six months ended June 30, 2014 from $13.6 million for the six months ended June 30, 2013.  The majority of this increase was due to $1.3 million of other operating department revenue from non-comparable properties.

Property Operating Expense

Property operating expense increased $29.2 million, or 10.4%, to $309.4 million for the six months ended June 30, 2014 from $280.1 million for the six months ended June 30, 2013. This increase includes $15.6 million in property operating expense attributable to non-comparable properties. The remaining increase was primarily attributable to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $5.1 million, or 8.1%, to $68.3 million for the six months ended June 30, 2014 from $63.2 million for the six months ended June 30, 2013. The increase is a result of a $4.9 million increase in depreciation and amortization expense arising from non-comparable properties, partially offset by FF&E at hotel properties being fully depreciated during the periods.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $3.9 million, or 12.6%, to $35.2 million for the six months ended June 30, 2014 from $31.2 million for the six months ended June 30, 2013.  The increase includes $3.1 million in property tax, insurance and other expense attributable to non-comparable properties.  The remaining increase of $0.8 million represents the net impact of increasing property tax assessments, partially offset by favorable resolution of property tax appeals at the comparable properties.

General and Administrative

General and administrative expense increased $2.4 million, or 13.3%, to $20.3 million for the six months ended June 30, 2014 from $17.9 million for the six months ended June 30, 2013.  The increase in general and administrative expense is primarily attributable to an increase in salary expense of $0.9 million and amortization of restricted share awards of $1.0 million.

Interest Expense

The components of our interest expense for the six months ended June 30, 2014 and 2013 were as follows (in thousands):

	For the six months ended June 30,
	2014	2013
Mortgage indebtedness	$11,593	$27,123
Revolving credit facility and term loans	14,272	4,948
Loss on defeasance	804	—
Amortization of deferred financing fees	2,261	1,588
Capitalized interest	(142)	—
Total interest expense	$28,788	$33,659

Interest expense decreased $4.9 million, or 14.5%, to $28.8 million for the six months ended June 30, 2014 from $33.7 million for the six months ended June 30, 2013.  The decrease in interest expense from mortgage indebtedness was due to decreases in principal balances between June 30, 2013 and June 30, 2014 of $600.7 million as a result of mortgage amortization as well as mortgage principal balances that were paid down. The increase in interest expense from the revolving credit facility and term loans was due to increased borrowings on the revolving credit facility, the 2012 Five-Year Term Loan and the 2013 Five-Year Term Loan. The loss on defeasance related to the disposal of certain properties. The increase in amortization of deferred financing fees was related to the accelerated amortization of deferred financing costs. The increase in capitalized interest was due to the three major redevelopment projects underway during the six months ended June 30, 2014.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes.  The effective tax rates were 2.43% and 303.43% for the six months ended June 30, 2014 and 2013, respectively. Our tax expense increased $0.2 million to $0.8 million for the six months ended June 30, 2014 from $0.6 million for the six months ended June 30, 2013. The increase in tax expense is primarily due to an increase in income recorded at our TRSs.

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

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net income	$53,361	$40,981	$65,346	$49,565
Depreciation and amortization	35,422	31,853	68,298	63,197
(Gain) Loss on disposal of hotel properties	(1,260)	—	1,297	—
Gain on extinguishment of indebtedness	—	(2,425)	—	(2,425)
Noncontrolling interest in joint venture	(79)	(203)	(45)	(155)
Adjustments related to discontinued operations (1)	—	65	—	156
Adjustments related to joint venture (2)	(46)	(121)	(93)	(242)
FFO attributable to common shareholders	87,398	70,150	134,803	110,096
Transaction and pursuit costs	2,411	1,255	3,895	2,344
Amortization of share based compensation	3,820	3,334	7,393	6,348
Loan related costs (3)	—	—	1,073	—
Other expenses (4)	—	11	—	24
Adjusted FFO	$93,629	$74,750	$147,164	$118,812

(1)	Includes depreciation and amortization expense from discontinued operations.

(2)	Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(3)	Represents loss on defeasance and accelerated amortization of deferred financing fees.

(4)	Represents legal expenses outside the normal course of operations.

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

The following is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net income	$53,361	$40,981	$65,346	$49,565
Depreciation and amortization	35,422	31,853	68,298	63,197
Interest expense, net (1)	13,502	16,779	28,140	33,646
Income tax expense	494	345	788	571
Noncontrolling interest in joint venture	(79)	(203)	(45)	(155)
Adjustments related to discontinued operations (2)	—	247	—	498
Adjustments related to joint venture (3)	(46)	(121)	(93)	(242)
EBITDA	102,654	89,881	162,434	147,080
Transaction and pursuit costs	2,411	1,255	3,895	2,344
Gain on extinguishment of indebtedness	—	(2,425)	—	(2,425)
(Gain) loss on disposal of hotel properties	(1,260)	—	1,297	—
Amortization of share based compensation	3,820	3,334	7,393	6,348
Other expenses (4)	—	11	—	24
Adjusted EBITDA	$107,625	$92,056	$175,019	$153,371

(1)
Interest expense is net of interest income, excluding amounts attributable to investment in loans of $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2013, respectively.

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

Credit Facilities

We have in place a credit agreement that provides for (i) an unsecured revolving credit facility of up to $300 million with a scheduled maturity date of November 20, 2016 with a one-year extension option if certain conditions are satisfied (the “Revolver”), (ii) an unsecured term loan of $400 million with a scheduled maturity date of March 20, 2019 (which originally was scheduled to mature in 2017) (the “2012 Five-Year Term Loan”), (iii) an unsecured term loan of $225 million with a scheduled maturity date of November 20, 2019 (the “Seven-Year Term Loan”), and (iv) an unsecured term loan of $400 million with a scheduled maturity date of August 27, 2018 (the “2013 Five-Year Term Loan”).

The Revolver and Term Loans are subject to customary financial covenants.  As of June 30, 2014, we were in compliance with all financial covenants.

As of and for the three and six months ended June 30, 2014, details of the Revolver and Term Loans are as follows (in thousands):

				Interest expense for the
				three months ended June 30,		six months ended June 30,
	Outstanding Borrowings at June 30, 2014	Maturity Date	Interest Rate at June 30, 2014 (1)	2014	2013	2014	2013
Revolver (2)	$—	11/2016	n/a	$296	263	$619	$619
2013 Five-Year Term Loan (3)	400,000	08/2018	3.07%	3,102	—	5,953	—
2012 Five-Year Term Loan	400,000	03/2019	1.71%	1,728	1,391	3,150	2,807
Seven-Year Term Loan (4)	225,000	11/2019	4.04%	2,294	754	4,550	1,522
Total	$1,025,000			$7,420	$2,408	$14,272	$4,948

(1)	Interest rate at June 30, 2014 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)
Includes the unused facility fee of $0.3 million and $0.5 million for the three and six months ended June 30, 2014, respectively and $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively.

(3)	Includes interest expense related to an interest rate hedge of $1.3 million and $2.5 million for the three and six months ended June 30, 2014, respectively.

(4)	Includes interest expense related to an interest rate hedge of $1.0 million and $2.0 million for the three and six months ended June 30, 2014, respectively.

Sources and Uses of Cash

As of June 30, 2014, we had $373.7 million of cash and cash equivalents compared to $332.2 million at December 31, 2013.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $132.0 million for the six months ended June 30, 2014. Net income of $65.3 million included significant non-cash expenses, including $68.3 million of depreciation and amortization, $2.3 million of amortization of deferred financing costs, $0.5 million of amortization of deferred management fees, $7.4 million of amortization of share based compensation, $0.8 million of loss on defeasance and a $1.3 million loss on disposal of hotel properties. These amounts were partially offset by $0.1 million of accretion of interest income on investment in loans and $0.8 million of deferred income taxes. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our properties resulted in net cash outflow of $13.0 million.

Net cash flow provided by operating activities totaled $99.7 million for the six months ended June 30, 2013. Net income of $49.6 million included significant non-cash expenses, including $63.4 million of depreciation and amortization, $1.6 million of amortization of deferred financing costs, $0.5 million of amortization of deferred management fees and $6.3 million of amortization of share based compensation. These amounts were partially offset by $2.4 million of gain on extinguishment of indebtedness and $0.2 million of deferred income taxes. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $19.1 million.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $410.6 million for the six months ended June 30, 2014 primarily due to $504.1 million used for the purchase of 13 properties, $35.4 million in routine capital improvements and additions to hotels and other properties and $3.2 million related to three major redevelopment projects. This was partially offset by $124.1 million of proceeds from the sale of 14 properties, the application of purchase deposits of $6.2 million and the net releases from restricted cash reserves of $1.8 million.

For the three major redevelopment projects we have underway, we have incurred $3.2 million of costs for the six months ended June 30, 2014, total costs to date of $6.1 million and expect to incur additional costs of between $40.0 million and $45.0 million. The three projects are expected to be completed between late-2014 and mid-2015.

Net cash flow used in investing activities totaled $207.8 million for the six months ended June 30, 2013 primarily due to $184.2 million used for the purchase of three hotels, $26.0 million in routine capital improvements and additions to hotels and other properties and the net funding of restricted cash reserves of $0.3 million, partially offset by the application of purchase deposits of $2.7 million.

Cash flows from Financing Activities

Net cash flow provided by financing activities totaled $320.0 million for the six months ended June 30, 2014 primarily due to $232.8 million provided from the issuance and sale of common shares, $175.0 million in borrowings on the Term Loans and $258.5 million in borrowings on the Revolver.  This was partially offset by $258.5 million of repayments on the Revolver, $25.6 million in payments of mortgage principal, $2.6 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan, $1.6 million paid for deferred financing fees, $1.2 million distribution related to the joint venture noncontrolling interest and $56.9 million of distributions on common shares and OP units.

Net cash flow provided by financing activities totaled $255.0 million for the six months ended June 30, 2013 primarily due to $327.5 million provided from the issuance and sale of common shares and $83.0 million of borrowings under the prior credit facility. This was partially offset by $99.0 million of repayments on the Revolver, $7.3 million of mortgage loan repayments, $1.8 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan, $47.4 million of distributions on common shares and OP units and $0.1 million paid for deferred financing fees.

Capital Expenditures and Reserve Funds

We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. The cost of such routine improvements and alterations are typically paid out of FF&E reserves, which are funded by a portion of each property’s gross revenues. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 1.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2014, approximately $57.4 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2014, we had approximately $1.4 billion of total variable debt outstanding (or 89.2% of total indebtedness) with a weighted-average interest rate of 2.99% per annum.  If market rates of interest on our variable rate debt outstanding as of June 30, 2014 were to increase by 1.00%, or 100 basis points, interest expense would  decrease future earnings and cash flows by approximately $4.1 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2014, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt	$—	$168,900	$—	$—	$—	$—	$168,900
Weighted-average interest rate	—	5.55%	—	—	—	—	5.55%
Variable rate debt	$142,000	$—	$224,000	$—	$400,000	$625,000	$1,391,000
Weighted-average interest rate (1)	3.76%	—	3.63%	—	3.07%	2.54%	2.99%
Total	$142,000	$168,900	$224,000	$—	$400,000	$625,000	$1,559,900

(1)	The weighted-average interest rate gives effect to interest rate hedges and LIBOR floors, as applicable.

The foregoing table reflects indebtedness outstanding as of June 30, 2014 and does not consider indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our consolidated financial statements.  As of June 30, 2014, the estimated fair value of our fixed rate debt was $174.0 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $1.7 million.

Item 4.            Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2014 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the six months ended June 30, 2014, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan.

The following table summarizes all of these repurchases during the six months ended June 30, 2014:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2014 through January 31, 2014	—		—	N/A	N/A
February 1, 2014 through February 28, 2014	33,137	(1)	$25.44	—	N/A
March 1, 2014 through March 31, 2014	9,763	(1)	$26.02	—	N/A
April 1, 2014 through April 30, 2014	—		—	N/A	N/A
May 1, 2014 through May 31, 2014	44,802	(1)	$27.02	—	N/A
June 1, 2014 through June 30, 2014	10,502	(1)	$27.71	—	N/A
Total	98,204

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

Item 3.                     Defaults Upon Senior Securities.

None.

Item 4.                     Mine Safety Disclosures.

Not Applicable.

Item 5.                     Other information.

None.

Item 6.                     Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on page 41 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ LODGING TRUST

Dated: August 6, 2014	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr.
President, Chief Executive Officer and Trustee

Dated: August 6, 2014	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: August 6, 2014	/s/ CHRISTOPHER A. GORMSEN
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