Form 10-Q
period 2014-09-30
RLJ Lodging Trust
filed 2014-11-04
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
As of October 30, 2014, 132,024,296 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Investment in hotels and other properties, net	$3,704,801	$3,241,163
Cash and cash equivalents	274,440	332,248
Restricted cash reserves	59,484	62,430
Hotel and other receivables, net of allowance of $233 and $234, respectively	37,574	22,762
Deferred financing costs, net	9,866	11,599
Deferred income tax asset	2,941	2,529
Purchase deposits	1,000	7,246
Prepaid expense and other assets	43,882	37,997
Total assets	$4,133,988	$3,717,974
Liabilities and Equity
Mortgage loans	$533,335	$559,665
Term loans	1,025,000	850,000
Accounts payable and accrued expense	125,752	115,011
Deferred income tax liability	3,325	3,548
Advance deposits and deferred revenue	13,074	9,851
Accrued interest	2,711	2,695
Distributions payable	41,834	30,870
Total liabilities	1,745,031	1,571,640

Commitments and Contingencies (Note 10)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 132,024,296 and 122,640,042 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,319	1,226
Additional paid-in-capital	2,417,759	2,178,004
Accumulated other comprehensive loss	(7,287)	(5,941)
Distributions in excess of net earnings	(40,369)	(45,522)
Total shareholders’ equity	2,371,422	2,127,767
Noncontrolling interest
Noncontrolling interest in joint venture	6,226	7,306
Noncontrolling interest in Operating Partnership	11,309	11,261
Total noncontrolling interest	17,535	18,567
Total equity	2,388,957	2,146,334
Total liabilities and equity	$4,133,988	$3,717,974

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenue
Operating revenue
Room revenue	$261,895	$221,318	$727,367	$635,157
Food and beverage revenue	27,076	22,907	77,924	71,206
Other operating department revenue	8,695	7,891	23,795	21,446
Total revenue	297,666	252,116	829,086	727,809
Expense
Operating expense
Room expense	57,012	49,388	158,669	139,550
Food and beverage expense	19,397	16,629	55,016	50,406
Management fee expense	11,569	8,773	32,639	25,524
Other operating expense	83,273	74,482	234,281	213,919
Total property operating expense	171,251	149,272	480,605	429,399
Depreciation and amortization	37,243	31,551	105,541	94,748
Impairment loss	9,200	—	9,200	—
Property tax, insurance and other	17,874	16,628	53,064	47,873
General and administrative	11,029	8,961	31,293	26,839
Transaction and pursuit costs	480	478	4,375	2,822
Total operating expense	247,077	206,890	684,078	601,681
Operating income	50,589	45,226	145,008	126,128
Other income	48	164	563	334
Interest income	337	241	1,622	777
Interest expense	(13,858)	(16,511)	(42,646)	(50,170)
Gain on foreclosure	—	4,831	—	4,831
Income from continuing operations before income tax expense	37,116	33,951	104,547	81,900
Income tax expense	(374)	(181)	(1,162)	(752)
Income from continuing operations	36,742	33,770	103,385	81,148
Income from discontinued operations	—	3,158	—	5,349
Gain (loss) on disposal of hotel properties	322	—	(975)	—
Net income	37,064	36,928	102,410	86,497
Net income attributable to non-controlling interests
Noncontrolling interest in consolidated joint venture	(57)	(166)	(102)	(321)
Noncontrolling interest in common units of Operating Partnership	(247)	(293)	(712)	(700)
Net income attributable to common shareholders	$36,760	$36,469	$101,596	$85,476

Basic per common share data
Income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties	$0.28	$0.27	$0.80	$0.68
Discontinued operations	—	0.03	—	0.05
Net income per share attributable to common shareholders	$0.28	$0.30	$0.80	$0.73
Weighted-average number of common shares	131,106,440	121,594,219	126,070,309	116,697,417

Diluted per common share data
Income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties	$0.28	$0.27	$0.79	$0.67
Discontinued operations	—	0.03	—	0.05
Net income per share attributable to common shareholders	$0.28	$0.30	$0.79	$0.72
Weighted-average number of common shares	132,386,843	122,750,121	127,297,901	117,797,670

Amounts attributable to the Company’s common shareholders
Income from continuing operations	$36,440	$33,334	$102,564	$80,166
Income from discontinued operations	—	3,135	—	5,310
Gain (loss) on disposal of hotel properties	320	—	(968)	—
Net income attributable to common shareholders	$36,760	$36,469	$101,596	$85,476

Comprehensive income
Net income	$37,064	$36,928	$102,410	$86,497
Unrealized gain (loss) on interest rate derivatives	5,567	(3,155)	(1,346)	(11,429)
Comprehensive income	42,631	33,773	101,064	75,068
Comprehensive income attributable to consolidated joint venture	(57)	(166)	(102)	(321)
Comprehensive income attributable to common units of Operating Partnership	(247)	(293)	(712)	(700)
Comprehensive income attributable to the Company	$42,327	$33,314	$100,250	$74,047

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions In Excess Of Net Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interest	Total Equity
Balance at December 31, 2013	122,640,042	$1,226	$2,178,004	$(45,522)	$(5,941)	$11,261	$7,306	$18,567	$2,146,334
Net income	—	—	—	101,596	—	712	102	814	102,410
Proceeds from sale of common stock, net	9,200,000	92	232,664	—	—	—	—	—	232,756
Unrealized loss on interest rate derivative	—	—	—	—	(1,346)	—	—	—	(1,346)
Distributions to joint venture partner	—	—	—	—	—	—	(1,182)	(1,182)	(1,182)
Issuance of restricted stock	343,887	3	(3)	—	—	—	—	—	—
Amortization of share based compensation	—	—	11,244	—	—	—	—	—	11,244
Share grants to trustees	3,360	—	94	—	—	—	—	—	94
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(154,277)	(2)	(4,244)	—	—	—	—	—	(4,246)
Forfeiture of restricted stock	(8,716)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(96,443)	—	(664)	—	(664)	(97,107)
Balance at September 30, 2014	132,024,296	$1,319	$2,417,759	$(40,369)	$(7,287)	$11,309	$6,226	$17,535	$2,388,957

The accompanying notes are an integral part of these consolidated financial statements.

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions In Excess Of Net Earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2012	106,565,516	$1,066	$1,841,449	$(52,681)	$—	$11,311	$6,766	$18,077	$1,807,911
Net income	—	—	—	85,476	—	700	321	1,021	86,497
Unrealized income on interest rate derivative	—	—	—	—	(11,429)	—	—	—	(11,429)
Proceeds from sale of common stock, net	15,870,000	159	327,386	—	—	—	—	—	327,545
Issuance of restricted stock	377,830	3	(3)	—	—	—	—	—	—
Amortization of share based compensation	—	—	9,691	—	—	—	—	—	9,691
Share grants to trustees	4,202	—	96	—	—	—	—	—	96
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(125,698)	(1)	(2,870)	—	—	—	—	—	(2,871)
Forfeiture of restricted stock	(4,217)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(76,086)	—	(550)	—	(550)	(76,636)
Balance at September 30, 2013	122,687,633	$1,227	$2,175,749	$(43,291)	$(11,429)	$11,461	$7,087	$18,548	$2,140,804

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$102,410	$86,497
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on defeasance	804	—
Loss on disposal of hotel properties	975	—
Impairment loss	9,200	—
Gain on extinguishment of indebtedness	—	(5,702)
Gain on foreclosure	—	(4,831)
Depreciation and amortization	105,541	94,940
Amortization of deferred financing costs	3,312	3,487
Amortization of deferred management fees	719	882
Accretion of interest income on investment in loan	(175)	—
Share grants to trustees	94	96
Amortization of share based compensation	11,244	9,691
Deferred income taxes	(635)	(316)
Changes in assets and liabilities:
Hotel and other receivables, net	(14,005)	(9,183)
Prepaid expense and other assets	(6,912)	(273)
Accounts payable and accrued expense	8,953	5,978
Advance deposits and deferred revenue	2,564	3,721
Accrued interest	16	230
Net cash flow provided by operating activities	224,105	185,217
Cash flows from investing activities
Acquisition of hotel and other properties, net	(631,640)	(184,165)
Proceeds from the disposal of hotel properties, net	124,076	—
Purchase deposits	6,246	1,914
Proceeds from principal payments on investment in loan	—	103
Improvements and additions to hotel and other properties	(70,987)	(41,717)
Additions to property and equipment	(26)	(137)
Releases from restricted cash reserves, net	2,946	10,985
Net cash flow used in investing activities	(569,385)	(213,017)
Cash flows from financing activities
Borrowings under revolving credit facility	292,500	205,500
Repayments under revolving credit facility	(292,500)	(221,500)
Borrowings on term loans	175,000	450,000
Proceeds from mortgage loans	—	150,000
Payment of mortgage loans	(27,134)	(575,850)
Repurchase of common shares	(4,246)	(2,871)
Distributions on common shares	(85,532)	(72,170)
Distributions on Operating Partnership units	(611)	(550)
Payment of deferred financing costs	(1,579)	(4,639)
Distribution to noncontrolling interest	(1,182)	—
Proceeds from issuance of common shares	232,756	327,545
Net cash flow provided by financing activities	287,472	255,465
Net change in cash and cash equivalents	(57,808)	227,665
Cash and cash equivalents, beginning of period	332,248	115,861
Cash and cash equivalents, end of period	$274,440	$343,526
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

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2014, there were 132,918,296 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.3% of the outstanding OP units.

As of September 30, 2014, the Company owned 150 properties, comprised of 148 hotels with approximately 23,300 rooms and two planned hotel conversions, located in 21 states and the District of Columbia, and an interest in one mortgage loan secured by a hotel.  The Company owned, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of the DoubleTree Metropolitan Hotel-New York City, in which the Company, through wholly-owned subsidiaries, owned a 98.1% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to the DoubleTree Metropolitan Hotel. An independent operator manages each property.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  The unaudited financial statements include adjustments based on management’s estimates (consisting of normal recurring adjustments), which the Company considers necessary for the fair statement of the consolidated balance sheets, statements of operations and comprehensive income, statements of changes in equity and statements of cash flows for the periods presented. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2013, included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2014.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of actual operating results for the entire year.

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

Incentive payments received pursuant to entry into management agreements are deferred and amortized into income over the life of the respective agreements.  In May 2012, the Company received an incentive payment of $4.0 million related to purchasing a hotel and entering into a franchise agreement, which is being recognized over the remaining term of the franchise agreement.  As of September 30, 2014, there was approximately $3.7 million remaining to be recognized.

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

Noncontrolling Interest

The consolidated financial statements include all subsidiaries controlled by the Company. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests in these subsidiaries are presented separately in the consolidated financial statements. As of September 30, 2014 the Company consolidated DBT Met Hotel Venture, LP, a majority-owned partnership that has a third-party, noncontrolling 1.9% ownership interest. The third-party partnership interest is included in noncontrolling interest in joint venture on the consolidated balance sheet. Profits and losses are allocated in proportion to each party's respective ownership interest.

Franchise Agreements

As of September 30, 2014, 132 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. The franchise agreements for these hotels allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.0% and 4.3% of room revenue. Certain full service hotels are also charged a royalty fee between 1.0% and 3.0% of food and beverage revenues.  Franchise fees are included in other hotel operating expenses in the consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The

Company is currently evaluating whether this ASU will have a material impact on its financial position, results of operations or cash flows.

3.              Acquisition of Hotel and Other Properties

During the nine months ended September 30, 2014, the Company acquired a 100% interest in the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hyatt House Charlotte Center City	Charlotte, NC	March 12, 2014	Hyatt Affiliate	163	$32,496
Hyatt House Cypress Anaheim	Cypress, CA	March 12, 2014	Hyatt Affiliate	142	14,753
Hyatt House Emeryville San Francisco Bay Area	Emeryville, CA	March 12, 2014	Hyatt Affiliate	234	39,274
Hyatt House San Diego Sorrento Mesa	San Diego, CA	March 12, 2014	Hyatt Affiliate	193	35,985
Hyatt House San Jose Silicon Valley	San Jose, CA	March 12, 2014	Hyatt Affiliate	164	44,159
Hyatt House San Ramon	San Ramon, CA	March 12, 2014	Hyatt Affiliate	142	20,833
Hyatt House Santa Clara	Santa Clara, CA	March 12, 2014	Hyatt Affiliate	150	40,570
Hyatt Market Street The Woodlands	The Woodlands, TX	March 12, 2014	Hyatt Corporation	70	25,817
Hyatt Place Fremont Silicon Valley	Fremont, CA	March 12, 2014	Hyatt Affiliate	151	23,525
Hyatt Place Madison Downtown	Madison, WI	March 12, 2014	Hyatt Affiliate	151	35,088
Courtyard Portland City Center	Portland, OR	May 22, 2014	Sage Hospitality	256	67,000
Embassy Suites Irvine Orange County	Irvine, CA	May 22, 2014	Sage Hospitality	293	53,000
Hilton Cabana Miami Beach	Miami, FL	June 19, 2014	Highgate Hotels	231	71,700
Hyatt Atlanta Midtown	Atlanta, GA	July 14, 2014	Interstate Hotels and Resorts	194	49,500
DoubleTree Grand Key Resort (1)	Key West, FL	September 11, 2014	Interstate Hotels and Resorts	215	78,250
				2,749	$631,950

(1)	Purchase price includes $1.3 million paid for five condominium units.

During the nine months ended September 30, 2013, the Company acquired a 100% interest in the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Courtyard Houston Downtown Convention Center	Houston, TX	March 19, 2013	White Lodging Services	191	$34,308
Residence Inn Houston Downtown Convention Center	Houston, TX	March 19, 2013	White Lodging Services	171	29,421
Humble Tower Apartments (1)	Houston, TX	March 19, 2013	n/a	82	15,547
Courtyard Waikiki Beach	Honolulu, HI	June 17, 2013	Highgate Hotels	399	75,250
Vantaggio Suites Cosmo (2)	San Francisco, CA	June 21, 2013	n/a	150	29,474
Residence Inn Atlanta Midtown/Georgia Tech (3)	Atlanta, GA	August 6, 2013	Interstate Hotels and Resorts	78	4,731
				1,071	$188,731

(1)	Conversion to a SpringHill Suites is in progress.

(2)	Conversion to a Courtyard by Marriott is in progress.

(3)	The Company was the successful bidder at a foreclosure sale of the property collateralizing a non-performing loan.

The allocation of purchase price for the properties acquired was as follows (in thousands):

	For the nine months ended September 30,
	2014	2013
Land and land improvements	$164,335	$24,132
Buildings and improvements	409,506	169,070
Furniture, fixtures and equipment	57,571	3,151
Intangible and other assets	538	342
Intangible and other liabilities	—	(3,695)
	631,950	193,000
Bargain purchase gain	—	(4,269)
Total purchase price	$631,950	$188,731

The allocation of the purchase price for the DoubleTree Grand Key Resort is preliminary due to certain market information not yet being available.

For the properties acquired during the nine months ended September 30, 2014, total revenues and net income from the date of acquisition through September 30, 2014 are included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014, respectively, as follows (in thousands):

	2014 acquisitions
	For the three months ended September 30, 2014	For the nine months ended September 30, 2014
Revenue	$38,181	$67,988
Net income	$8,628	$11,639

For properties acquired during the nine months ended September 30, 2013 total revenues and net income from the date of acquisition through September 30, 2013 are included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2013, respectively, as follows (in thousands):

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

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenue	$300,652	$286,526	$870,977	$839,560
Net income attributable to common shareholders	$37,688	$43,172	$111,408	$109,462
Net income per share attributable to common shareholders - basic	$0.29	$0.36	$0.88	$0.94
Net income per share attributable to common shareholders - diluted	$0.28	$0.35	$0.88	$0.93
Weighted-average number of shares outstanding - basic	131,106,440	121,594,219	126,070,309	116,697,417
Weighted-average number of shares outstanding - diluted	132,386,843	122,750,121	127,297,901	117,797,670

4.            Disposal of Hotel Properties

During the nine months ended September 30, 2014, the Company disposed of 14 hotel properties in four separate transactions for a total sale price of approximately $128.0 million. In conjunction with these transactions, the Company recorded a $1.0 million loss on disposal, which is included in the consolidated statement of operations. Additionally, the Company completed a legal defeasance of the mortgage indebtedness secured by three of the properties that were sold. The cost of the defeasance was approximately $0.8 million, which is included in interest expense in the accompanying consolidated statement of operations.

The following table provides a list of properties that were disposed of during the nine months ended September 30, 2014:

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

During 2013, the Company disposed of three properties in three separate transactions. The operating results for the nine months ended September 30, 2013 for these properties is included in discontinued operations in the accompanying consolidated statement of operations.

The following table provides a list of properties that were disposed of during 2013:

Property Name	Location	Disposal Date	Rooms
SpringHill Suites Southfield	Southfield, MI	May 30, 2013	84
Courtyard Goshen	Goshen, IN	August 28, 2013	91
Fairfield Inn & Suites Memphis	Memphis, TN	November 18, 2013	63
		Total	238

Operating results of discontinued operations were as follows (in thousands):

	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Operating revenue	$678	$2,800
Operating expense	(766)	(2,780)
Operating income (loss)	(88)	20
Interest expense	(31)	(373)
Loss from discontinued operations before gain on extinguishment of indebtedness	(119)	(353)
Gain on extinguishment of indebtedness	3,277	5,702
Net income from discontinued operations	$3,158	$5,349

5.              Investment in Hotels and Other Properties

Investment in hotels and other properties as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land and land improvements	$732,935	$594,402
Buildings and improvements	3,186,738	2,866,849
Furniture, fixtures and equipment	538,094	485,531
Intangible assets, net	3,045	2,507
	4,460,812	3,949,289
Accumulated depreciation and amortization	(756,011)	(708,126)
Investment in hotels and other properties, net	$3,704,801	$3,241,163

For the three and nine months ended September 30, 2014, depreciation and amortization expense related to investment in hotels and other properties was approximately $37.1 million and $105.2 million, respectively. For the three and nine months ended September 30, 2013, depreciation and amortization expense related to investment in hotels and other properties, excluding discontinued operations, was approximately $31.4 million and $94.4 million, respectively.

Impairment

In connection with the preparation of the unaudited consolidated financial statements for the three and nine months ended September 30, 2014, the Company evaluated the recoverability of the carrying values of hotels given the current expectation to sell certain hotels before the end of their previously estimated useful lives. Based on an analysis of estimated undiscounted net cash flows, the Company concluded that the carrying values of three hotels were not recoverable. The Company estimated the fair value of the hotels using a widely accepted revenue multiple approach with significant unobservable inputs, including revenue growth projections and prevailing market multiples, from third party sources. During the three and nine months ended September 30, 2014, the Company recorded an impairment loss of $9.2 million related to these hotels.

The Company determined that there was no impairment of any assets for either the three and nine months ended September 30, 2013.

6.              Debt

Credit Facilities

The Company has in place credit agreements that provide for (i) an unsecured revolving credit facility of up to $300 million with a scheduled maturity date of November 20, 2016 with a one-year extension option if certain conditions are satisfied (the “Revolver”), (ii) an unsecured term loan of $400 million with a scheduled maturity date of March 20, 2019 (which originally was scheduled to mature in 2017) (the “2012 Five-Year Term Loan”), (iii) an unsecured term loan of $225 million with a scheduled maturity date of November 20, 2019 (the “Seven-Year Term Loan”), and (iv) an unsecured term loan of $400 million with a scheduled maturity date of August 27, 2018 (the “2013 Five-Year Term Loan” and, together with the 2012 Five-Year Term Loan and the Seven-Year Term Loan, the "Term Loans").

The Revolver and Term Loans are subject to customary financial covenants.  As of September 30, 2014, the Company was in compliance with all financial covenants.

As of and for the three and nine months ended September 30, 2014 and 2013, details of the Revolver and Term Loans are as follows (in thousands):

				Interest expense for the
				three months ended September 30,		nine months ended September 30,
	Outstanding Borrowings at September 30, 2014	Maturity Date	Interest Rate at September 30, 2014 (1)	2014	2013	2014	2013
Revolver (2)	$—	November 2016	n/a	$287	$268	$906	$885
2013 Five-Year Term Loan (3)	400,000	August 2018	3.07%	3,137	914	9,090	914
2012 Five-Year Term Loan	400,000	March 2019	1.71%	1,748	1,329	4,898	4,137
Seven-Year Term Loan (4)	225,000	November 2019	4.04%	2,320	1,073	6,870	2,596
Total	$1,025,000			$7,492	$3,584	$21,764	$8,532

(1)	Interest rate at September 30, 2014 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)
Includes the unused facility fee of $0.3 million and $0.8 million for the three and nine months ended September 30, 2014, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2013, respectively.

(3)
Includes interest expense related to an interest rate hedge of $1.3 million and $3.8 million for the three and nine months ended September 30, 2014, respectively, and $0.3 million and $0.3 million for the three and nine months ended September 30, 2013, respectively.

(4)
Includes interest expense related to an interest rate hedge of $1.0 million and $3.1 million for the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.2 million for the three and nine months ended September 30, 2013, respectively.

Mortgage Loans

As of September 30, 2014 and December 31, 2013, the Company was subject to the following mortgage loans (in thousands):

						Principal balance at,
Lender	Number of Assets Encumbered	Interest Rate at September 30, 2014 (1)		Maturity Date		September 30, 2014	December 31, 2013
Wells Fargo	5	3.76%	(2)	Oct 2014	(3)	$142,000	$142,000
Capmark Financial Group	1	5.55%		May 2015	(4)	10,615	10,916
Capmark Financial Group	1	5.55%		June 2015	(4)	4,605	4,736
Barclays Bank	12	5.55%		June 2015	(4)	108,576	111,632
Barclays Bank	4	5.60%		June 2015	(4)	27,030	27,804
Capmark Financial Group	1	5.50%		July 2015	(4)	6,273	6,450
Barclays Bank	1	5.44%		Sept 2015	(4)	10,236	10,521
PNC Bank (5)	5	2.51%	(2)	May 2016	(6)	74,000	85,000
Wells Fargo (7)	4	4.19%	(2)	Sept 2016	(8)	150,000	150,000
Barclays Bank (9)						—	2,475
Barclays Bank (9)						—	4,063
Capmark Financial Group (9)						—	4,068
	34					$533,335	$559,665

(1)	Interest rate at September 30, 2014 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)	Requires payments of interest only until the commencement of the extension period(s).

(3)	On October 17, 2014, the Company refinanced these mortgage loans. See Footnote 16 for more information.

(4)	The Company is currently evaluating its options for repayment of these mortgage loans.

(5)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(6)	Maturity date may be extended for one one-year term at the Company’s option, subject to certain lender requirements.

(7)	Two of the four hotels encumbered by the Wells Fargo loan are cross-collateralized.

(8)	Maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

(9)	Mortgage loan related to a property that was sold during the nine months ended September 30, 2014.

Some mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these covenants at September 30, 2014 and December 31, 2013.

7.              Derivatives and Hedging

The Company employs derivative instruments to hedge against interest rate fluctuations. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive income (loss), a component of shareholders’ equity.  Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period.  For derivative instruments not designated as hedging instruments, unrealized gains or losses are recognized in earnings in the current period. At September 30, 2014 and December 31, 2013, all derivative instruments were designated as cash flow hedges.

At September 30, 2014 and December 31, 2013, the fair value of interest rate swap assets of $1.5 million and $3.2 million, respectively, was included in prepaid expense and other assets in the consolidated balance sheets.  At September 30, 2014 and December 31, 2013, the aggregate fair value of interest rate swap liabilities of $8.8 million and $9.1 million, respectively, was included in accounts payable and accrued expenses in the consolidated balance sheets.

As of September 30, 2014 and December 31, 2013, the Company had entered into the following derivative instruments (in thousands):

	Notional value at				Fair value at
Hedge type	September 30, 2014	December 31, 2013	Hedge interest rate	Maturity	September 30, 2014	December 31, 2013
Swap-cash flow	$275,000	$275,000	1.12%	November 2017	$1,474	$3,161
Swap-cash flow	175,000	175,000	1.56%	March 2018	(1,478)	(1,866)
Swap-cash flow	175,000	175,000	1.64%	March 2018	(1,923)	(2,406)
Swap-cash flow	16,500	16,500	1.83%	September 2018	(225)	(238)
Swap-cash flow	16,500	16,500	1.75%	September 2018	(177)	(181)
Swap-cash flow	40,500	40,500	1.83%	September 2018	(553)	(585)
Swap-cash flow	41,500	41,500	1.75%	September 2018	(446)	(456)
Swap-cash flow	18,000	18,000	1.83%	September 2018	(246)	(260)
Swap-cash flow	17,000	17,000	1.75%	September 2018	(183)	(187)
Swap-cash flow	125,000	125,000	2.02%	March 2019	(2,145)	(1,838)
Swap-cash flow	100,000	100,000	1.94%	March 2019	(1,385)	(1,085)
	$1,000,000	$1,000,000			$(7,287)	$(5,941)

 As of September 30, 2014 and December 31, 2013, there was approximately $7.3 million and $5.9 million, respectively, in unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on designated hedges during the three and nine month periods ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, approximately $8.7 million and $0.6 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense.

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

Fair Value of Financial Instruments

The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methods.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.  The Company used the following market assumptions and/or estimation methods:

•
Cash and cash equivalents, restricted cash, hotel and other receivables, accounts payable and other liabilities - The carrying amounts reported in the consolidated balance sheet for these financial instruments approximate fair value because of their short maturities.

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

•
Fixed rate mortgage notes payable - The fair value estimated at September 30, 2014 and December 31, 2013 of $172.5 million and $188.0 million, respectively, is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan to value ratios, which is a Level 3 input. As a result, the Company determined that its fixed rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.  The carrying value of fixed rate mortgage notes payable at September 30, 2014 and December 31, 2013 was $167.3 million and $182.7 million, respectively.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 (in thousands):

	Fair Value at September 30, 2014
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$1,474	$—	$1,474
Interest rate swap liability	$—	$(8,761)	$—	$(8,761)
Total	$—	$(7,287)	$—	$(7,287)

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

As of September 30, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Non-recurring Fair Value Measurements

The following table presents the Company's fair value hierarchy for financial assets measured at fair value on a non-recurring basis as of September 30, 2014 (in thousands):

	Fair Value at September 30, 2014
	Level 1	Level 2	Level 3	Total
Impaired hotel properties	$—	$—	$5,685	$5,685
During the three and nine months ended September 30, 2014, the Company recorded an impairment loss of $9.2 million related to three hotels. The Company estimated the fair value of the hotels using a widely accepted revenue multiple approach with significant unobservable inputs, including revenue growth projections and prevailing market multiples, from third party sources.

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

The Company had no accruals for tax uncertainties as of September 30, 2014 and December 31, 2013.

10.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve restricted cash ranging from 1.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some loan agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of September 30, 2014 and December 31, 2013, approximately $59.5 million and $62.4 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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

A summary of the non-vested shares as of September 30, 2014 is as follows:

	2014
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	932,800	$18.99
Granted (1)	347,247	24.44
Vested (1)	(398,599)	19.34
Forfeited	(8,716)	23.06
Unvested at September 30,	872,732	$20.96

(1)	Includes 3,360 unrestricted shares issued in lieu of cash compensation to non-employee trustees at a weighted-average grant date fair value of $28.07.

For the three and nine months ended September 30, 2014, the Company recognized approximately $2.7 million and $7.9 million, respectively, of share-based compensation expense related to restricted share awards.  For the three and nine months ended September 30, 2013, the Company recognized $2.2 million and $6.3 million, respectively, of share-based compensation expense related to restricted share awards. As of September 30, 2014, there was $17.0 million of total unrecognized compensation costs related to non-vested share awards and these costs were expected to be primarily recognized over a weighted-average period of 2.3 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the nine months ended September 30, 2014 was approximately $11.0 million.

Performance Units

The Company awarded performance units to certain employees under the 2011 Plan.  The performance units vest over a four-year period, including three years of performance-based vesting ("measurement period") plus an additional one year of time-based vesting.

As of September 30, 2014, there were 1.0 million unvested performance units with a weighted-average grant date fair value of $15.36 per performance unit.

For the three and nine months ended September 30, 2014, the Company recognized $1.1 million and $3.4 million, respectively, of share-based compensation expense related to the performance units.  For the three and nine months ended September 30, 2013, the Company recognized $1.1 million and $3.4 million, respectively, of share-based compensation expense related to the performance units. As of September 30, 2014, there was $5.6 million of total unrecognized compensation cost related to the performance units and these costs are expected to be recognized over a weighted-average period of 1.3 years.

As of September 30, 2014, there were 2,739,596 common shares available for future grant under the 2011 Plan.  Any performance units that convert into restricted shares will reduce the number of common shares available for future grant under the 2011 Plan.

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

For the three and nine months ended September 30, 2014, zero and $39,000, respectively, represented undistributed earnings that were allocated to participating shares. For the three and nine months ended September 30, 2013, $0.1 million and $0.1 million, respectively, represented undistributed earnings that were allocated to participating shares.

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and nine months ended September 30, 2014 and 2013, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties	$36,760	$33,334	$101,596	$80,166
Add: Income from discontinued operations	—	3,135	—	5,310
Net income attributable to common shareholders	36,760	36,469	101,596	85,476
Less: Dividends paid on unvested restricted shares	(262)	(216)	(731)	(712)
Less: Undistributed earnings attributable to unvested restricted shares	—	(97)	(39)	(86)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$36,498	$36,156	$100,826	$84,678
Denominator:
Weighted-average number of common shares - basic	131,106,440	121,594,219	126,070,309	116,697,417
Unvested restricted shares	318,145	249,029	306,630	212,672
Unvested performance units	962,258	906,873	920,962	887,581
Weighted-average number of common shares - diluted	132,386,843	122,750,121	127,297,901	117,797,670

Income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties - basic	$0.28	$0.27	$0.80	$0.68
Discontinued operations	—	0.03	—	0.05
Net income attributable to common shareholders - basic	$0.28	$0.30	$0.80	$0.73

Income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties - diluted	$0.28	$0.27	$0.79	$0.67
Discontinued operations	—	0.03	—	0.05
Net income attributable to common shareholders - diluted	$0.28	$0.30	$0.79	$0.72

14.       Related Party Transactions

RLJ Companies, LLC and its affiliates, a related party, periodically provide or receive services or pay or collect certain amounts to or from the Company. As of September 30, 2014, there was approximately $8,000 payable to RLJ Companies, LLC which was included in accrued expense and at December 31, 2013, there was approximately $1,000 due from RLJ Companies, LLC which was included in other assets.

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2014	2013
Interest paid	$39,318	$46,826

Income taxes paid	$1,989	$1,350

Supplemental investing and financing transactions:
In conjunction with the acquisitions, the Company recorded the following:
Purchase of real estate	$631,950	$196,695
Accounts receivable	807	708
Other assets	1,671	902
Advance deposits	(659)	(313)
Accounts payable and accrued expenses	(2,129)	(4,265)
Receipt of assets in full satisfaction	—	(4,731)
Gain on foreclosure	—	(4,831)
Acquisition of hotel and other properties, net	$631,640	$184,165

In conjunction with the disposals, the Company recorded the following:
Disposal of hotel properties	$128,000	$(5,056)
Closing costs	(2,846)	—
Operating prorations	(1,078)	213
Gain on extinguishment of indebtedness	—	(5,702)
Forgiveness of indebtedness	—	10,545
Proceeds from the disposal of hotel properties, net	$124,076	$—

Supplemental non-cash transactions:
Accrued capital expenditures	$—	$76

16.       Subsequent Events

On October 15, 2014, the Company paid a dividend of $0.30 per common share to shareholders of record at September 30, 2014.

On October 17, 2014, the Company originated four mortgage loans totaling $143.0 million and used the proceeds to retire five mortgage loans that had an aggregate principal balance of $142.0 million and were scheduled to mature in October 2014. The four new individual mortgage loans have an aggregate principal balance of $143.0 million, which bear interest at LIBOR plus 2.25% and have three-year initial terms. The maturity dates may be extended for four one-year terms at the Company's option, subject to the satisfaction of certain lender requirements. For the initial terms and first two extension periods, only payments of interest are required. On October 24, 2014, the Company hedged $50.0 million of the aggregate principal balance of the above mentioned mortgage loans with an interest rate swap that effectively fixes LIBOR at 1.80%. The interest rate swap has a maturity date of October 24, 2020 and is designated as a cash flow hedge.

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

As of September 30, 2014, we owned 150 properties, comprised of 148 hotels with approximately 23,300 rooms and two planned hotel conversions, located in 21 states and the District of Columbia, and an interest in a mortgage loan secured by a hotel.  We own, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of one property in which we own a 98.1% controlling interest in a joint venture.

We elected to be taxed as a REIT, for U.S. federal income tax purposes, when we filed our U.S. federal tax return for the taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of our operating partnership. As of September 30, 2014, we owned, through a combination of direct and indirect interests, 99.3% of the units of limited partnership interest in the Operating Partnership ("OP units").

Recent Significant Activities

Our recent significant activities reflect our commitment to maximizing shareholder value through selective acquisitions in markets with high barriers to entry, value-add renovations and conservative balance sheet management. During the three months ended September 30, 2014, the following significant activities took place:

•	Acquired two hotels for an aggregate purchase price of $127.8 million; and

•	Declared a cash dividend of $0.30 per share for the quarter.
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

We assess carrying value whenever events or changes in circumstances indicate that the carrying amounts may not be fully recoverable. Recoverability is measured by comparison of the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and our intent with respect to holding or disposing of properties. If our analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third party appraisals, where considered necessary.

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and economy in general and our plans to manage the underlying properties.  The assumptions and estimates about future cash flows and capitalization rates are complex and subjective.  Changes in economic and operating conditions that occur subsequent to a current impairment analysis and our ultimate use of the property could impact these assumptions and result in future impairment charges of the properties.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. We are currently evaluating whether this ASU will have a material impact on its financial position, results of operations or cash flows.

Results of Operations

At September 30, 2014, we owned 150 properties.  Based on when a property is acquired, disposed of or closed for renovation, operating results for certain properties are not comparable for the three and nine months ended September 30, 2014 and 2013.  The non-comparable properties include 22 acquisitions which took place between January 1, 2013 and September 30, 2014, 14 dispositions which took place in 2014 and one property that was closed for renovation for some of the period between January 1, 2013 and September 30, 2014. There were three hotels disposed of during 2013 which are included in discontinued operations for the nine months ended September 30, 2013, and therefore not included in the comparisons presented.

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013

	For the three months ended September 30,
	2014	2013	$ change	% change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$261,895	$221,318	$40,577	18.3%
Food and beverage revenue	27,076	22,907	4,169	18.2%
Other operating department revenue	8,695	7,891	804	10.2%
Total revenue	297,666	252,116	45,550	18.1%
Expense
Operating expense
Room expense	57,012	49,388	7,624	15.4%
Food and beverage expense	19,397	16,629	2,768	16.6%
Management fee expense	11,569	8,773	2,796	31.9%
Other operating expense	83,273	74,482	8,791	11.8%
Total property operating expense	171,251	149,272	21,979	14.7%
Depreciation and amortization	37,243	31,551	5,692	18.0%
Impairment loss	9,200	—	9,200	—
Property tax, insurance and other	17,874	16,628	1,246	7.5%
General and administrative	11,029	8,961	2,068	23.1%
Transaction and pursuit costs	480	478	2	0.4%
Total operating expense	247,077	206,890	40,187	19.4%
Operating income	50,589	45,226	5,363	11.9%
Other income	48	164	(116)	(70.7)%
Interest income	337	241	96	39.8%
Interest expense	(13,858)	(16,511)	2,653	(16.1)%
Gain on foreclosure	—	4,831	(4,831)	—
Income from continuing operations before income taxes	37,116	33,951	3,165	9.3%
Income tax expense	(374)	(181)	(193)	106.6%
Income from continuing operations	36,742	33,770	2,972	8.8%
Income from discontinued operations	—	3,158	(3,158)	—
Gain on disposal of hotel properties	322	—	322	—
Net income	37,064	36,928	136	0.4%
Net income attributable to non-controlling interests
Noncontrolling interest in joint venture	(57)	(166)	109	(65.7)%
Noncontrolling interest in common units of Operating Partnership	(247)	(293)	46	(15.7)%
Net income attributable to common shareholders	$36,760	$36,469	$291	0.8%

Revenue

Total revenue increased $45.6 million, or 18.1%, to $297.7 million for the three months ended September 30, 2014 from $252.1 million for the three months ended September 30, 2013. The increase was a result of $25.5 million in revenue attributable to non-comparable properties and an 9.4% increase in RevPAR at the comparable properties.

The following are the quarter-to-date key hotel operating statistics for hotels owned at September 30, 2014 and 2013, respectively:

	For the three months ended September 30,
	2014	2013	% Change
Number of comparable properties (at end of period)	127	127	—
Occupancy	82.6%	78.4%	5.3%
ADR	$145.97	$140.45	3.9%
RevPAR	$120.52	$110.14	9.4%

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $40.6 million, or 18.3%, to $261.9 million for the three months ended September 30, 2014 from $221.3 million for the three months ended September 30, 2013.  This increase was a result of $21.9 million of room revenue from non-comparable properties and an 9.4% increase in RevPAR at the comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $4.2 million, or 18.2%, to $27.1 million for the three months ended September 30, 2014 from $22.9 million for the three months ended September 30, 2013. The increase includes $2.8 million of food and beverage revenue from non-comparable properties. Food and beverage revenue for the comparable properties increased $1.4 million.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $0.8 million, or 10.2%, to $8.7 million for the three months ended September 30, 2014 from $7.9 million for the three months ended September 30, 2013.  The majority of this increase was due to $0.8 million of other operating department revenue from non-comparable properties.

Property Operating Expense

Property operating expense increased $22.0 million, or 14.7%, to $171.3 million for the three months ended September 30, 2014 from $149.3 million for the three months ended September 30, 2013. This increase includes $13.1 million in property operating expense attributable to non-comparable properties. The remaining increase was primarily attributable to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $5.7 million, or 18.0%, to $37.2 million for the three months ended September 30, 2014 from $31.6 million for the three months ended September 30, 2013. The increase is primarily the result of a $4.7 million increase in depreciation and amortization expense arising from non-comparable properties.

Impairment

For the three months ended September 30, 2014, we incurred $9.2 million of impairment loss on three hotels. The impairment was the result of an evaluation of the recoverability of the carrying values given the current expectation to sell the hotels before the end of their previously estimated useful lives.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $1.2 million, or 7.5%, to $17.9 million for the three months ended September 30, 2014 from $16.6 million for the three months ended September 30, 2013.  The increase includes $0.6 million in property tax, insurance and other expense attributable to non-comparable properties.  The remaining increase of $0.6 million represents the net impact of increasing property tax assessments, partially offset by favorable resolution of property tax appeals at the comparable properties.

General and Administrative

General and administrative expense increased $2.1 million, or 23.1%, to $11.0 million for the three months ended September 30, 2014 from $9.0 million for the three months ended September 30, 2013.  The increase in general and administrative expense is primarily attributable to an increase in salary expense of $0.5 million and amortization of restricted share awards of $0.5 million.

Interest Expense

The components of our interest expense for the three months ended September 30, 2014 and 2013 were as follows (in thousands):

	For the three months ended September 30,
	2014	2013
Mortgage indebtedness	$5,832	$11,028
Revolver and Term Loans	7,492	3,584
Amortization of deferred financing fees	1,051	1,899
Capitalized interest	(517)	—
Total interest expense	$13,858	$16,511

Interest expense decreased $2.7 million, or 16.1%, to $13.9 million for the three months ended September 30, 2014 from $16.5 million for the three months ended September 30, 2013.  The decrease in interest expense from mortgage indebtedness was due to decreases in principal balances as a result of mortgage amortization as well as mortgage principal balances that were paid down. The increase in interest expense from the Revolver and Term Loans was due to increased borrowings on the Revolver, the 2012 Five-Year Term Loan and the 2013 Five-Year Term Loan. The increase in capitalized interest was due to the three major redevelopment projects underway during the three months ended September 30, 2014.

Income Taxes

As part of our structure, we own taxable REIT subsidiaries ("TRSs") that are subject to federal and state income taxes.  The effective tax rates were (1.7)% and 26.9% for the three months ended September 30, 2014 and 2013, respectively. Our tax expense increased $0.2 million to $0.4 million for the three months ended September 30, 2014 from $0.2 million for the three months ended September 30, 2013. The increase in tax expense is primarily due to an increase in income recorded at our TRSs.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

	For the nine months ended September 30,
	2014	2013	$ change	% change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$727,367	$635,157	$92,210	14.5%
Food and beverage revenue	77,924	71,206	6,718	9.4%
Other operating department revenue	23,795	21,446	2,349	11.0%
Total revenue	829,086	727,809	101,277	13.9%
Expense
Operating expense
Room	158,669	139,550	19,119	13.7%
Food and beverage	55,016	50,406	4,610	9.1%
Management fees	32,639	25,524	7,115	27.9%
Other operating expenses	234,281	213,919	20,362	9.5%
Total property operating expense	480,605	429,399	51,206	11.9%
Depreciation and amortization	105,541	94,748	10,793	11.4%
Impairment loss	9,200	—	9,200	—
Property tax, insurance and other	53,064	47,873	5,191	10.8%
General and administrative	31,293	26,839	4,454	16.6%
Transaction and pursuit costs	4,375	2,822	1,553	55.0%
Total operating expense	684,078	601,681	82,397	13.7%
Operating income	145,008	126,128	18,880	15.0%
Other income	563	334	229	68.6%
Interest income	1,622	777	845	108.8%
Interest expense	(42,646)	(50,170)	7,524	(15.0)%
Gain on foreclosure	—	4,831	(4,831)	—
Income from continuing operations before income taxes	104,547	81,900	22,647	27.7%
Income tax expense	(1,162)	(752)	(410)	54.5%
Income from continuing operations	103,385	81,148	22,237	27.4%
Income from discontinued operations	—	5,349	(5,349)	—%
Loss on disposal of hotel properties	(975)	—	(975)	—%
Net income	102,410	86,497	15,913	18.4%
Net income attributable to non-controlling interests
Noncontrolling interest in joint venture	(102)	(321)	219	(68.2)%
Noncontrolling interest in common units of Operating Partnership	(712)	(700)	(12)	1.7%
Net income attributable to common shareholders	$101,596	$85,476	$16,120	18.9%

Revenue

Total revenue increased $101.3 million, or 13.9%, to $829.1 million for the nine months ended September 30, 2014 from $727.8 million for the nine months ended September 30, 2013. The increase was a result of $56.1 million in revenue attributable to non-comparable properties and a 7.3% increase in RevPAR at the comparable properties.

The following are the year-to-date key hotel operating statistics for hotels owned at September 30, 2014 and 2013, respectively:

	For the nine months ended September 30,
	2014	2013	% Change
Number of comparable properties (at end of period)	127	127	—
Occupancy	79.5%	76.3%	4.3%
ADR	$146.74	$142.54	2.9%
RevPAR	$116.71	$108.72	7.3%

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $92.2 million, or 14.5%, to $727.4 million for the nine months ended September 30, 2014 from $635.2 million for the nine months ended September 30, 2013.  This increase was a result of $49.9 million of room revenue from non-comparable properties and a 7.3% increase in RevPAR at the comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $6.7 million, or 9.4%, to $77.9 million for the nine months ended September 30, 2014 from $71.2 million for the nine months ended September 30, 2013. The increase includes $4.1 million of food and beverage revenue from non-comparable properties. Food and beverage revenue for the comparable properties increased $2.6 million.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $2.3 million, or 11.0%, to $23.8 million for the nine months ended September 30, 2014 from $21.4 million for the nine months ended September 30, 2013.  The majority of this increase was due to $2.1 million of other operating department revenue from non-comparable properties.

Property Operating Expense

Property operating expense increased $51.2 million, or 11.9%, to $480.6 million for the nine months ended September 30, 2014 from $429.4 million for the nine months ended September 30, 2013. This increase includes $28.9 million in property operating expense attributable to non-comparable properties. The remaining increase was primarily attributable to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $10.8 million, or 11.4%, to $105.5 million for the nine months ended September 30, 2014 from $94.7 million for the nine months ended September 30, 2013. The increase is primarily the result of a $9.9 million increase in depreciation and amortization expense arising from non-comparable properties.

Impairment

For the nine months ended September 30, 2014, we incurred $9.2 million of impairment loss on three hotels. The impairment was the result of an evaluation of the recoverability of the carrying values given the current expectation to sell the hotels before the end of their previously estimated useful lives.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $5.2 million, or 10.8%, to $53.1 million for the nine months ended September 30, 2014 from $47.9 million for the nine months ended September 30, 2013.  The increase includes $3.7 million in property tax, insurance and other expense attributable to non-comparable properties.  The remaining increase of $1.5 million represents the net impact of increasing property tax assessments, partially offset by favorable resolution of property tax appeals at the comparable properties.

General and Administrative

General and administrative expense increased $4.5 million, or 16.6%, to $31.3 million for the nine months ended September 30, 2014 from $26.8 million for the nine months ended September 30, 2013.  The increase in general and administrative expense is primarily attributable to an increase in salary expense of $2.2 million and amortization of restricted share awards of $1.6 million.

Interest Expense

The components of our interest expense for the nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	For the nine months ended September 30,
	2014	2013
Mortgage indebtedness	$17,425	$38,151
Revolver and Term Loans	21,764	8,532
Loss on defeasance	804	—
Amortization of deferred financing fees	3,312	3,487
Capitalized interest	(659)	—
Total interest expense	$42,646	$50,170

Interest expense decreased $7.5 million, or 15.0%, to $42.6 million for the nine months ended September 30, 2014 from $50.2 million for the nine months ended September 30, 2013.  The decrease in interest expense from mortgage indebtedness was due to decreases in principal balances as a result of mortgage amortization as well as mortgage principal balances that were paid down. The increase in interest expense from the Revolver and Term Loans was due to increased borrowings on the Revolver, the 2012 Five-Year Term Loan and the 2013 Five-Year Term Loan. The loss on defeasance related to the disposal of certain properties. The increase in amortization of deferred financing fees was related to the accelerated amortization of deferred financing costs. The increase in capitalized interest was due to the three major redevelopment projects underway during the nine months ended September 30, 2014.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes.  The effective tax rates were 11.1% and 87.2% for the nine months ended September 30, 2014 and 2013, respectively. Our tax expense increased $0.4 million to $1.2 million for the nine months ended September 30, 2014 from $0.8 million for the nine months ended September 30, 2013. The increase in tax expense is primarily due to an increase in income recorded at our TRSs.

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

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net income	$37,064	$36,928	$102,410	$86,497
Depreciation and amortization	37,243	31,551	105,541	94,748
(Gain) loss on disposal of hotel properties	(322)	—	975	—
Gain on extinguishment of indebtedness	—	(3,277)	—	(5,702)
Impairment loss	9,200	—	9,200	—
Noncontrolling interest in joint venture	(57)	(166)	(102)	(321)
Adjustments related to discontinued operations (1)	—	35	—	191
Adjustments related to joint venture (2)	(47)	(121)	(139)	(363)
FFO attributable to common shareholders	83,081	64,950	217,885	175,050
Gain on foreclosure	—	(4,831)	—	(4,831)
Transaction and pursuit costs	480	478	4,375	2,822
Amortization of share based compensation	3,851	3,344	11,244	9,691
Loan related costs (3)	—	1,046	1,073	1,046
Other expenses (4)	—	133	—	157
Adjusted FFO	$87,412	$65,120	$234,577	$183,935

(1)	Includes depreciation and amortization expense from discontinued operations.

(2)	Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(3)	Represents loss on defeasance and accelerated amortization of deferred financing fees.

(4)	Represents accelerated deferred management fee expense and legal expenses outside the normal course of operations.

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

The following is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net income	$37,064	$36,928	$102,410	$86,497
Depreciation and amortization	37,243	31,551	105,541	94,748
Interest expense, net (1)	13,850	16,501	41,991	50,149
Income tax expense	374	181	1,162	752
Noncontrolling interest in joint venture	(57)	(166)	(102)	(321)
Adjustments related to discontinued operations (2)	—	66	—	563
Adjustments related to joint venture (3)	(47)	(121)	(139)	(363)
EBITDA	88,427	84,940	250,863	232,025
Gain on foreclosure	—	(4,831)	—	(4,831)
Transaction and pursuit costs	480	478	4,375	2,822
Gain on extinguishment of indebtedness	—	(3,277)	—	(5,702)
Impairment loss	9,200	—	9,200	—
(Gain) loss on disposal of hotel properties	(322)	—	975	—
Amortization of share based compensation	3,851	3,344	11,244	9,691
Other expenses (4)	—	133	—	157
Adjusted EBITDA	$101,636	$80,787	$276,657	$234,162

(1)
Interest expense is net of interest income, excluding amounts attributable to investment in loans of $0.3 million and $1.0 million for the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2013, respectively.

(2)	Includes depreciation, amortization and interest expense from discontinued operations.

(3)	Includes depreciation, amortization and interest expense allocated to the noncontrolling interest in joint venture.

(4)	Represents accelerated deferred management fee expense and legal expenses outside the normal course of operations.

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

Credit Facilities

We have in place credit agreements that provide for (i) an unsecured revolving credit facility of up to $300 million with a scheduled maturity date of November 20, 2016 with a one-year extension option if certain conditions are satisfied (the “Revolver”), (ii) an unsecured term loan of $400 million with a scheduled maturity date of March 20, 2019 (which originally was scheduled to mature in 2017) (the “2012 Five-Year Term Loan”), (iii) an unsecured term loan of $225 million with a scheduled maturity date of November 20, 2019 (the “Seven-Year Term Loan”), and (iv) an unsecured term loan of $400 million with a scheduled maturity date of August 27, 2018 (the “2013 Five-Year Term Loan” and, together with the 2012 Five-Year Term Loan and the Seven-Year Term Loan, the "Term Loans").

The Revolver and Term Loans are subject to customary financial covenants.  As of September 30, 2014, we were in compliance with all financial covenants.

As of and for the three and nine months ended September 30, 2014, details of the Revolver and Term Loans are as follows (in thousands):

				Interest expense for the
				three months ended September 30,		nine months ended September 30,
	Outstanding Borrowings at September 30, 2014	Maturity Date	Interest Rate at September 30, 2014 (1)	2014	2013	2014	2013
Revolver (2)	$—	November 2016	n/a	$287	$268	$906	$885
2013 Five-Year Term Loan (3)	400,000	August 2018	3.07%	3,137	914	9,090	914
2012 Five-Year Term Loan	400,000	March 2019	1.71%	1,748	1,329	4,898	4,137
Seven-Year Term Loan (4)	225,000	November 2019	4.04%	2,320	1,073	6,870	2,596
Total	$1,025,000			$7,492	$3,584	$21,764	$8,532

(1)	Interest rate at September 30, 2014 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)
Includes the unused facility fee of $0.3 million and $0.8 million for the three and nine months ended September 30, 2014, respectively and $0.3 million and $0.8 million for the three and nine months ended September 30, 2013, respectively.

(3)	Includes interest expense related to an interest rate hedge of $1.3 million and $3.8 million for the three and nine months ended September 30, 2014, respectively.

(4)	Includes interest expense related to an interest rate hedge of $1.0 million and $3.1 million for the three and nine months ended September 30, 2014, respectively.

Sources and Uses of Cash

As of September 30, 2014, we had $274.4 million of cash and cash equivalents compared to $332.2 million at December 31, 2013.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $224.1 million for the nine months ended September 30, 2014. Net income of $102.4 million included significant non-cash expenses, including $105.5 million of depreciation and amortization, $9.2 million of impairment loss, $3.3 million of amortization of deferred financing costs, $0.7 million of amortization of deferred management fees, $11.2 million of amortization of share based compensation, $0.8 million of loss on defeasance and a $1.0 million loss on disposal of hotel properties. These amounts were partially offset by $0.2 million of accretion of interest income on investment in loans and $0.6 million of deferred income taxes. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our properties resulted in net cash outflow of $9.4 million.

Net cash flow provided by operating activities totaled $185.2 million for the nine months ended September 30, 2013. Net income of $86.5 million included significant non-cash expenses, including $94.9 million of depreciation and amortization, $3.5 million of amortization of deferred financing costs, $0.9 million of amortization of deferred management fees and $9.7 million of amortization of share based compensation. These amounts were partially offset by $5.7 million of gain on extinguishment of indebtedness and $0.3 million of deferred income taxes. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $0.5 million.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $569.4 million for the nine months ended September 30, 2014 primarily due to $631.6 million used for the purchase of 15 properties, $60.0 million in routine capital improvements and additions to hotels and other properties and $11.0 million related to three major redevelopment projects. This was partially offset by $124.1 million of proceeds from the sale of 14 properties, the application of purchase deposits of $6.2 million and the net releases from restricted cash reserves of $2.9 million.

For the three major redevelopment projects we have underway, we incurred $11.0 million of costs for the nine months ended September 30, 2014, and total costs of $13.9 million since the inception of the projects. We expect to incur additional costs of between $33.0 million and $35.0 million. Two of the three projects are expected to be completed in early-2015, the third project is complete.

Net cash flow used in investing activities totaled $213.0 million for the nine months ended September 30, 2013 primarily due to $184.2 million used for the purchase of three hotels, $41.7 million in routine capital improvements and additions to hotels and other properties and the net release from restricted cash reserves of $11.0 million, partially offset by the application of purchase deposits of $1.9 million.

Cash flows from Financing Activities

Net cash flow provided by financing activities totaled $287.5 million for the nine months ended September 30, 2014 primarily due to $232.8 million provided from the issuance and sale of common shares, $175.0 million in borrowings on the Term Loans and $292.5 million in borrowings on the Revolver.  This was partially offset by $292.5 million of repayments on the Revolver, $27.1 million in payments of mortgage principal, $4.2 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan, $1.6 million paid for deferred financing fees, $1.2 million distribution related to the joint venture noncontrolling interest and $86.1 million of distributions on common shares and OP units.

Net cash flow provided by financing activities totaled $255.5 million for the nine months ended September 30, 2013 primarily due to $327.5 million provided from the issuance and sale of common shares and $205.5 million of borrowings under the prior credit facility. This was partially offset by $221.5 million of repayments on the Revolver, $575.9 million of mortgage loan repayments, $2.9 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan, $72.7 million of distributions on common shares and OP units and $4.6 million paid for deferred financing fees.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 1.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2014, approximately $56.2 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2014, we had approximately $1.4 billion of total variable debt outstanding (or 89.3% of total indebtedness) with a weighted-average interest rate of 2.99% per annum.  If market rates of interest on our variable rate debt outstanding as of September 30, 2014 were to increase by 1.00%, or 100 basis points, interest expense would  decrease future earnings and cash flows by approximately $3.1 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2014, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt	$—	$167,335	$—	$—	$—	$—	$167,335
Weighted-average interest rate	—	5.55%	—	—	—	—	5.55%
Variable rate debt	$142,000	$—	$224,000	$—	$400,000	$625,000	$1,391,000
Weighted-average interest rate (1)	3.76%	—	3.63%	—	3.07%	2.54%	2.99%
Total	$142,000	$167,335	$224,000	$—	$400,000	$625,000	$1,558,335

(1)	The weighted-average interest rate gives effect to interest rate hedges and LIBOR floors, as applicable.

The foregoing table reflects indebtedness outstanding as of September 30, 2014 and does not consider indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our consolidated financial statements.  As of September 30, 2014, the estimated fair value of our fixed rate debt was $172.5 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $1.7 million.

Item 4.            Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2014 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2014, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan.

The following table summarizes all of these repurchases during the nine months ended September 30, 2014:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2014 through January 31, 2014	—		—	N/A	N/A
February 1, 2014 through February 28, 2014	33,137	(1)	$25.44	—	N/A
March 1, 2014 through March 31, 2014	9,763	(1)	$26.02	—	N/A
April 1, 2014 through April 30, 2014	—		—	N/A	N/A
May 1, 2014 through May 31, 2014	44,802	(1)	$27.02	—	N/A
June 1, 2014 through June 30, 2014	10,502	(1)	$27.71	—	N/A
July 1, 2014 through July 31, 2014	—		—	N/A	N/A
August 1, 2014 through August 31, 2014	45,588	(1)	$29.28	—	N/A
September 1, 2014 through September 30, 2014	10,485	(1)	$29.78	—	N/A
Total	154,277

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

Item 3.                     Defaults Upon Senior Securities.

None.

Item 4.                     Mine Safety Disclosures.

Not Applicable.

Item 5.                     Other Information.

None.

Item 6.                     Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on page 40 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ LODGING TRUST

Dated: November 4, 2014	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr.
President, Chief Executive Officer and Trustee

Dated: November 4, 2014	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: November 4, 2014	/s/ CHRISTOPHER A. GORMSEN
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