Form 10-K
period 2014-12-31
RLJ Lodging Trust
filed 2015-02-26
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the 128,337,438 common shares of beneficial interest held by non-affiliates of the Registrant was approximately $3,707,668,584 based on the closing price of $28.89 as reported on the New York Stock Exchange for such common shares of beneficial interest on June 30, 2014.
As of February 18, 2015, 131,930,364 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2014.

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

•
"our predecessor" collectively refers to RLJ Development, LLC ("RLJ Development"), and two lodging-focused private equity funds that were sponsored and managed by RLJ Development, RLJ Lodging Fund II, L.P. (and its parallel fund), (collectively, "Fund II"), and RLJ Real Estate Fund III, L.P. (and its parallel fund), (collectively, "Fund III"), all of which were entities under the common control of Robert L. Johnson, our Executive Chairman;

•	"our hotels" refers to the 144 hotels owned by us as of December 31, 2014;

•
"our formation transactions" refers to a series of transactions in which, among other things, (1) our company was formed, (2) our operating partnership was formed, (3) each of Fund II and Fund III were merged with and into our company, with investors in each of Fund II and Fund III receiving common shares as consideration, and (4) RLJ Development contributed substantially all of its assets and liabilities to our operating partnership in exchange for units of limited partnership interest in our operating partnership ("OP units");

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

•	"TRSs" refers to our taxable REIT subsidiaries that are wholly-owned, directly or indirectly, by our operating partnership and any disregarded subsidiaries of our TRSs;

•	"Average Daily Rate" ("ADR") represents total hotel room revenues divided by total number of rooms sold in a given period;

•	"Occupancy" represents the total number of hotel rooms sold in a given period divided by the total number of rooms available;

•	"Revenue Per Available Room" ("RevPAR") is the product of ADR and occupancy; and

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

PART I. FINANCIAL INFORMATION
Item 1.    Business
Our Company
We are a self-advised and self-administered Maryland real estate investment trust ("REIT") that acquires primarily premium-branded, focused-service and compact full-service hotels. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in markets that we believe exhibit multiple demand generators and high barriers to entry. We believe premium-branded, focused-service and compact full-service hotels with these characteristics generate high levels of RevPAR, strong operating margins and attractive returns.
As of December 31, 2014, we, through wholly-owned subsidiaries, owned 146 properties, comprised of 144 hotels with approximately 22,900 rooms and two planned hotel conversions, located in 21 states and the District of Columbia and an interest in one mortgage loan secured by a hotel. We own, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of one property in which we own a 98.1% controlling interest in a joint venture.
We elected to be taxed as a REIT, for U.S. federal income tax purposes, when we filed our U.S. federal tax return for the taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership. We are the sole general partner of our operating partnership. As of December 31, 2014, we owned, through a combination of direct and indirect interests, 99.3% of the OP units in our operating partnership.
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

•
Use of premium hotel brands.  We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Marriott, Hilton and Hyatt. We target hotels affiliated with premium brands such as Courtyard by Marriott, Residence Inn by Marriott, Hilton Garden Inn and Hyatt House. We believe that utilizing premium brands provides significant advantages because of their guest loyalty programs, worldwide reservation systems, effective product segmentation, global distribution and strong customer awareness.

•
Focus on high-growth markets.  We focus on owning and acquiring hotels in markets that we believe have multiple demand generators and high barriers to entry. As a result, we believe that these hotels generate higher returns on investment.

Growth Strategies

•
Maximize returns from our hotels.  We believe that our hotels have the potential to generate significant improvements in RevPAR and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a result of our proactive asset management and the anticipated economic growth in the United States. We actively monitor and advise our third-party hotel management companies on most aspects of our hotels' operations, including property positioning, physical design, capital planning and investment, guest experience and overall strategic direction. We regularly review opportunities to invest in our hotels in an effort to enhance the quality and attractiveness of our hotels, increase their long-term value and generate attractive returns on investment.

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

Our Hotels
Overview
As of December 31, 2014, we owned a high-quality portfolio of 144 hotels located in 21 states and the District of Columbia comprised of approximately 22,900 rooms. No single hotel accounted for more than 6.5% of our total revenue for the year ended December 31, 2014. We believe that the quality of our portfolio is evidenced by the RevPAR penetration index of 111.7 for our hotels for the year ended December 31, 2014.
The following table sets forth certain unaudited pro forma operating information for our hotels as of and for the years ended December 31, 2014, 2013 and 2012. Operating information is included for periods prior to our ownership, and is not necessarily indicative of what actual results of operations of the hotels would have been had we owned them for the entirety of all periods presented. Dispositions and properties closed for renovation or conversion during the periods presented have been excluded.

	For the year ended December 31,
	2014	2013	2012
Statistical Data:
Number of hotels	140	140	140
Number of rooms	22,249	22,249	22,249
Occupancy (1)	78.7%	76.3%	74.2%
ADR (1)	$150.22	$144.57	$137.82
RevPAR (1)	$118.29	$110.38	$102.31
_______________________________________________________________________________
(1) For a more detailed explanation of the terms occupancy, ADR and RevPAR and a discussion of how we use these metrics to evaluate the operating performance of our business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Indicators of Operating Performance."

Brand Affiliations
Our hotels operate under strong, premium brands, with nearly 97% of our hotels operating under existing relationships with Marriott, Hilton or Hyatt. The following table sets forth the brand affiliations of our hotels as of December 31, 2014:

Brand Affiliations	Number of hotels	Percentage of total	Number of rooms	Percentage of total
Marriott
Residence Inn	34	23.6%	3,858	16.9%
Courtyard	29	20.1%	4,549	19.9%
Fairfield Inn & Suites	11	7.6%	1,221	5.3%
SpringHill Suites	10	6.9%	1,250	5.5%
Marriott	6	4.2%	1,834	8.0%
Renaissance	3	2.1%	782	3.4%
Subtotal	93	64.5%	13,494	59.0%
Hilton
Hilton Garden Inn	9	6.2%	1,843	8.0%
Hampton Inn/Hampton Inn & Suites	8	5.6%	1,009	4.4%
Embassy Suites	7	4.9%	1,712	7.5%
DoubleTree	3	2.1%	1,132	4.9%
Hilton	2	1.4%	511	2.2%
Homewood Suites	2	1.4%	301	1.3%
Subtotal	31	21.6%	6,508	28.3%
Hyatt
Hyatt House	11	7.6%	1,761	7.7%
Hyatt Place	2	1.4%	302	1.3%
Hyatt	2	1.4%	264	1.2%
Subtotal	15	10.4%	2,327	10.2%
Other Brand Affiliation	5	3.5%	567	2.5%
Total	144	100.0%	22,896	100.0%
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
Our Financing Strategy
We expect to continue to maintain a prudent capital structure by limiting our net debt-to-EBITDA to a ratio of 5.0x or below. We define net debt as total indebtedness minus cash and cash equivalents. Over time, we intend to finance our long-term growth with equity issuances and debt financing having staggered maturities. We will seek to primarily utilize unsecured debt (with the ultimate goal of achieving an investment grade rating) and a greater percentage of fixed rate and hedged floating rate debt relative to unhedged floating rate debt. Our debt currently is comprised of both unsecured debt and mortgage debt secured by our hotels. We have a mix of fixed and floating rate debt; however, the majority of our debt either bears interest at fixed rates or effectively bears interest at fixed rates due to interest rate hedges on the debt.
Our Indebtedness
As of December 31, 2014, we had approximately $532.7 million of outstanding mortgage debt and $1.0 billion in outstanding unsecured term loans. In addition, we, through our operating partnership, have in place a $300.0 million unsecured revolving credit facility to fund future acquisitions, as well as for hotel redevelopments, capital expenditures and general corporate purposes. As of December 31, 2014, zero was drawn on our unsecured revolving credit facility. For more information regarding our indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
Organizational Structure
We were formed as a Maryland real estate investment trust in January 2011. We conduct our business through a traditional umbrella partnership real estate investment trust ("UPREIT") in which our properties are indirectly owned by our operating partnership, RLJ Lodging Trust, L.P., through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our operating partnership, and as of December 31, 2014, we owned 99.3% of the OP units in our operating partnership. In the future, we may issue OP units from time to time in connection with acquisitions of properties or for financing, compensation or other reasons.
In order for the income from our hotel operations to constitute "rents from real property" for purposes of the gross income tests required for REIT qualification, we cannot directly or indirectly operate any of our hotels. Accordingly, we lease each of our hotels, and intend to lease any hotels we acquire in the future, to subsidiaries of our TRSs ("TRS lessees"), which are wholly-owned by us, and our TRS lessees have engaged, or will engage, third-party hotel management companies to manage our hotels, and any hotels we acquire in the future, on market terms. Our TRS lessees pay rent to us that we intend to treat as "rents from real property," provided that the third-party hotel management companies engaged by our TRS lessees to manage our hotels are deemed to be "eligible independent contractors" and certain other requirements are met. Our TRSs are subject to U.S. federal, state and local income taxes applicable to corporations.

The following chart generally depicts our corporate structure as of December 31, 2014:
_______________________________________________________________________________

(1)
Reflects OP units issued to the principals of RLJ Development as consideration for substantially all of RLJ Development's assets and liabilities, which were contributed to us in connection with our formation transactions.

Regulation
General
Our hotels are subject to various U.S. federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our hotels has the necessary permits and approvals to operate its business.
Americans with Disabilities Act
Our hotels must comply with applicable provisions of the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (the "ADA"), to the extent that such hotels are "public accommodations" as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our hotels where such removal is readily achievable. We believe that our hotels are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotels and to make alterations as appropriate in this respect.

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
Some of our hotels contain asbestos-containing building materials. We believe that the asbestos is appropriately contained in accordance with current environmental regulations and that we have no need for any immediate remediation or current plans to remove the asbestos. Environmental laws require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.
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
Insurance
We carry comprehensive general liability, fire, extended coverage, business interruption, rental loss coverage and umbrella liability coverage on all of our hotels and earthquake, wind, flood and hurricane coverage on hotels in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each hotel, including loss of revenue during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses, including, but not limited to losses caused by riots, war or acts of God. In the opinion of our management, our hotels are adequately insured.
Employees
As of December 31, 2014, we had 56 employees.
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
Our hotels located in the New York, New York, Chicago, Illinois, Austin, Texas, Denver-Boulder, Colorado, Houston, Texas, and the Baltimore, Maryland-Washington, D.C. metropolitan areas accounted for approximately 13.7%, 10.0%, 8.3%, 7.3%, 5.7%, and 5.2%, respectively, of our total revenue for the fiscal year ended December 31, 2014. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could materially and adversely affect us.
We are dependent on the performance of the third-party hotel management companies that manage the operations of each of our hotels and could be materially and adversely affected if such third-party managers do not manage our hotels in our best interests.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to our TRS lessees, and our TRS lessees retain third-party managers to operate our hotels pursuant to management agreements. We have entered into individual hotel management agreements for 144 of our hotels, 93 of which are with White Lodging Services ("WLS"). We could be materially and adversely affected if any of our third-party managers fail to provide quality services and amenities, fail to comply with brand quality standards or otherwise fail to manage our hotels in our best interest, and we can be financially responsible for the actions and inactions of our third-party managers pursuant to our hotel management agreements. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect our results of operations. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the outcome of which may be unfavorable to us.
Under the terms of the hotel management agreements, the hotel managers are responsible for all aspects of the operations of our hotels, including ensuring those operations are conducted in accordance with applicable law and regulations and in our best interests, and our ability to participate in operating decisions regarding our hotels is limited to certain matters, including approval of the annual operating budget. While our TRS lessees closely monitor the performance and operations of our third-party managers, we cannot assure you that the hotel managers will manage our hotels in a manner that is consistent with their respective obligations under the applicable hotel management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our hotel managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. We do not have the authority to require any hotel to be operated in a particular manner (for instance, with respect to setting room rates), even if we believe that our hotels are not being operated efficiently or in our best interests, and our general recourse under the hotel management agreements is limited to termination upon sixty days' notice if we believe our third-party managers are not performing adequately or if we believe our third-party managers are not operating our hotels in our best interests. For example, we have a right to terminate a management agreement with WLS, our largest provider of management services, if WLS fails to achieve certain hotel performance criteria measured over any two consecutive fiscal years, as outlined in each WLS management agreement. However, even if WLS fails to perform under the terms of a management agreement, it has the option (exercisable a maximum of three times per hotel) to avoid a performance termination by paying a performance deficit fee as specified in the management agreement.
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
Substantially all of our hotels operate under either Marriott, Hilton or Hyatt brands; therefore, we are subject to risks associated with concentrating our portfolio in just three brand families.
139 of the 144 hotels that we owned as of December 31, 2014 utilize brands owned by Marriott, Hilton or Hyatt. As a result, our success is dependent in part on the continued success of Marriott, Hilton and Hyatt and their respective brands. We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton and/or Hyatt is reduced or compromised, the goodwill associated with the Marriott-, Hilton- or Hyatt-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hilton or Hyatt were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton and/or Hyatt could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.
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
We depend on the experience and relationships of our senior management team, especially Robert L. Johnson, Executive Chairman of our board of trustees, Thomas J. Baltimore, Jr., our President and Chief Executive Officer and a member of our board of trustees, and Ross H. Bierkan, our Chief Investment Officer, to manage our day-to-day operations and strategic business direction. Messrs. Johnson, Baltimore and Bierkan have 21, 26 and 29 years of experience in the lodging industry, respectively, during which time they have established an extensive network of lodging industry contacts and relationships, including relationships with global and national hotel brands, hotel owners, financiers, operators, commercial real estate brokers, developers and management companies. We can provide no assurances that any of our key personnel will continue their employment with us, even though all of the members of our senior management team have entered into employment agreements with us. The loss of services of Messrs. Johnson, Baltimore or Bierkan, or of the services of other members of our senior management team, or any difficulty attracting and retaining other talented and experienced personnel, could adversely affect our ability to source potential investment opportunities, our relationship with global and national hotel brands and other industry participants and the execution of our business strategy. Further, such a loss could be negatively perceived in the capital markets, which could reduce the market value of our common shares.
Our business strategy depends on achieving revenue and net income growth from anticipated increases in demand for hotel rooms. Accordingly, any delay or a weaker than anticipated economic growth could materially and adversely affect us and our growth prospects.
Our hotels experienced declining operating performance across various U.S. markets during the most recent economic recession. Our business strategy depends on achieving revenue and net income growth from anticipated improvement in demand for hotel rooms as part of the continued economic recovery. Accordingly, any delay or weaker than anticipated economic growth could materially and adversely affect us and our growth prospects. Furthermore, even if the economy continues to grow, we cannot provide any assurances that demand for hotel rooms will increase from current levels. If demand does not increase in the near future, or if demand weakens, our future results of operations and our growth prospects could be materially and adversely affected.
The ongoing need for capital expenditures at our hotels could have a material adverse effect on us.
Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment ("FF&E"). The franchisors of our hotels also require periodic capital improvements as a condition of maintaining the franchise licenses. In addition, our lenders will likely require that we set aside annual amounts for capital improvements to our hotels. The costs of these capital improvements could materially and adversely affect us.
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
We continually monitor events and changes in circumstances that could indicate that the carrying value of the real estate and related intangible assets in which we have an ownership interest may not be recoverable. When circumstances indicate that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and related intangible assets to the fair value and recognize an impairment loss. Because our predecessor acquired many of our hotels when prices for hotels in many markets were at or near their peaks, we may be particularly susceptible to future non-cash impairment charges as compared to companies that have carrying values well below current market values, which could materially and adversely affect our business, financial condition and results of operations.
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
At December 31, 2014, we had approximately $1.6 billion of debt outstanding, which may materially and adversely affect our operating performance and put us at a competitive disadvantage.
Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2014, we had approximately $1.6 billion of outstanding debt, approximately $1.4 billion of which bears interest at variable rates. After taking into consideration the effect of interest rate swaps, $249.0 million of our borrowings are subject to variable rates. Increases in interest rates on our existing or future variable rate debt would increase our interest expense, which could adversely affect our cash flows and our ability to pay distributions to shareholders.
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
Our substantial outstanding debt may harm our business, financial condition, liquidity, EBITDA, Funds from Operations ("FFO") and results of operations, including:

•	requiring us to use a substantial portion of our cash flows to pay principal and interest, which would reduce the cash available for distributions to our shareholders;

•	placing us at a competitive disadvantage compared to our competitors that have less debt;

•	making us vulnerable to economic volatility, particularly if growth were to slow or stall and reduce our flexibility to respond to difficult economic conditions; and

•	limiting our ability to borrow more money for operations, capital improvements or to finance future acquisitions.
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
In recent years, the U.S. stock and credit markets experienced significant price volatility, dislocations and liquidity disruptions, which caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. Renewed volatility and uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for our capital needs, including expansion, acquisition activities and other purposes, on favorable terms or at all, which may negatively affect our business. Additionally, due to this potential uncertainty, we may in the future be unable to refinance or extend our debt, or the terms of any refinancing may not be as favorable as the terms of our existing debt. If we are not successful in refinancing our debt when it becomes due, we may be forced to dispose of hotels on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of new equity capital or the incurrence of additional secured or unsecured debt, which could materially and adversely affect us.
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
Our existing indebtedness, whether secured by our hotels or unsecured, and indebtedness that we may enter into in the future likely will contain customary covenants such as those that limit our ability to enter into future indebtedness, whether secured by our hotels or unsecured, or to discontinue insurance coverage. In addition, our continued ability to borrow under our unsecured revolving credit facility is subject to compliance with our financial and other covenants, including covenants relating to debt service coverage ratios and leverage ratios, and our ability to meet these covenants may be adversely affected if U.S. lodging fundamentals do not continue to improve to the extent that we expect. In addition, any indebtedness that we enter into in the future likely will contain customary financial covenants, restrictions, requirements and other limitations with which we must comply. Our failure to comply with covenants in our existing or future indebtedness, as well as our inability to make required payments, could cause a default under the applicable debt agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on secured debt, lenders can take possession of the hotel or hotels securing such debt. In addition, debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default on its debt and to enforce remedies, including acceleration of the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on several of our debt agreements or any significant debt agreement, we could be materially and adversely affected.
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
As a REIT, we are subject to various restrictions on our income, assets and activities. Business activities that could be impacted by applicable REIT laws include, but are not limited to, activities such as developing alternative uses of real estate, including the development and/or sale of timeshare or condominium units. Due to these restrictions, we anticipate that we will continue to conduct certain business activities in one or more of our TRSs. Our TRSs are taxable as regular C corporations and are subject to federal, state, local, and, if applicable, foreign taxation on their taxable income. In addition, neither we, nor our TRSs can directly manage or operate hotels, making us entirely dependent on unrelated third-party operators/managers.
Federal income tax provisions applicable to REITs may restrict our business decisions regarding the potential sale of a hotel.
The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a "prohibited transaction" that is subject to a 100% excise tax. Under existing law, whether property, including hotels, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. We intend to hold our hotels for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels and to make occasional sales of hotels consistent with our investment objectives. There can be no assurance, however, that the Internal Revenue Service (the "IRS") might not contend that one or more of these sales are subject to the 100% excise tax. Moreover, the potential application of this penalty tax could deter us from selling one or more hotels even though it otherwise would be in the best interests of us and our shareholders for us to do so. There is a statutory safe harbor available for a limited number of sales in a single taxable year of properties that have been owned by a REIT for at least two years, but that safe harbor likely would not apply to all sales transactions that we might otherwise consider. As a result, we may not be able to vary our portfolio promptly in response to economic or other conditions or on favorable terms, which may adversely affect us.
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

•
unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns, including pandemics and epidemics, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

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
As of December 31, 2014, eight of our hotels were on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those eight hotels. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect us.
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
Although a majority of rooms sold on the Internet are sold through websites maintained by the hotel franchisors and managers, including Marriott, Hilton and Hyatt, some of our hotel rooms will be booked through Internet travel intermediaries. Typically, these Internet travel intermediaries purchase rooms at a negotiated discount from participating hotels, which could result in lower room rates than the franchisor or manager otherwise could have obtained. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and any hotel management companies that we engage. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality, such as "three-star downtown hotel," at the expense of brand identification or quality of product or service. If consumers develop brand loyalties to Internet reservations systems rather than to the brands under which our hotels are franchised, the value of our hotels could deteriorate and our business could be materially and adversely affected. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be materially and adversely affected.
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
A widespread outbreak of an infectious or contagious disease in the U.S. could reduce travel and adversely affect demand within the lodging industry. If demand at our hotels decreases significantly or for a prolonged period of time as a result of an outbreak of an infectious or contagious disease, our revenue would be adversely affected, which could have a material adverse effect on us.
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
Our board may, in its sole discretion, grant an exemption to the share ownership limits, subject to certain conditions and the receipt by our board of certain representations and undertakings. Our board of trustees has granted exemptions from our ownership limits to certain shareholders. During the time that such waiver is effective, the excepted holders will be subject to an increased ownership limit. As a condition to granting such excepted holder limit, the excepted holders were required to make representations and warranties to us, which are intended to ensure that we will continue to meet the REIT ownership requirements. The excepted holders must inform us if any of these representations becomes untrue or is violated, in which case such excepted holder will lose its exemption from the ownership limit.
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
Certain provisions of the Maryland General Corporation Law ("MGCL") that are applicable to Maryland real estate investment trusts may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of our common shares, including:

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
Compliance or failure to comply with the ADA and other safety regulations and requirements could result in substantial costs.
Under the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA's requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. In 2008, the ADA Amendments Act was enacted to expand the scope of the ADA. In September 2010, the Department of Justice published revised regulations that adopted revised enforceable accessibility standards called the 2010 ADA Standards for Accessible Design. These standards generally became effective on March 15, 2012. The new standards could cause some of our hotels to incur costly measures to become fully compliant. If we are required to make substantial modifications to the hotels that we acquire, whether to comply with the ADA or other changes in governmental rules and regulations, we could be materially and adversely affected.
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
Certain of our hotels contain, and those that we acquire in the future may contain, or may have contained, asbestos-containing material ("ACM"). Federal, state and local environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation or demolition of a building. Such laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.
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
Rent paid by a lessee that is a "related party tenant" will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease and expect to continue to lease substantially all of our hotels to our TRSs, which will not be treated as "related party tenants" so long as they qualify as "taxable REIT subsidiaries" under the Code. To qualify as such, most significantly, a taxable REIT subsidiary cannot engage in the operation or management of hotels. We believe that our TRSs will qualify to be treated as taxable REIT subsidiaries for federal income tax purposes. There can be no assurance, however, that the IRS will not challenge the status of a TRS for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying any of our TRSs from treatment as a taxable REIT subsidiary, it is likely that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset tests or the gross income tests, we would likely lose our REIT status.
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
If a corporation undergoes an "ownership change" within the meaning of Section 382 of the Code and the Treasury Regulations thereunder, such corporation's ability to use net operating losses ("NOLs"), generated prior to the time of that ownership change may be limited. To the extent the affected corporation's ability to use NOLs is limited, such corporation's taxable income may increase. As of December 31, 2014, we had approximately $135.9 million of NOLs (all of which are attributable to our TRSs) which will begin to expire in 2026 for federal tax purposes and during the period from 2016 to 2026 for state tax purposes if not utilized. In general, an ownership change occurs if one or more large shareholders, known as "5% shareholders," including groups of shareholders that may be aggregated and treated as a single 5% shareholder, increase their aggregate percentage interest in a corporation by more than 50% over their lowest ownership percentage during the preceding three-year period. An ownership change within the meaning of Section 382 of the Code with respect to the TRSs of the REITs of Funds II and III occurred during the 2012 and 2013 tax years. Accordingly, to the extent such TRSs have taxable income in future years, their ability to use NOLs incurred prior to our formation transactions in future years will be limited, and they may have greater taxable income as a result of such limitation.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets or manages the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the TRS.
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
As of February 18, 2015, we had 131,930,364 common shares outstanding. In addition, as of such date, 894,000 OP units in our operating partnership were outstanding, which are redeemable for cash or, at our option, for a like number of our common shares. We cannot predict the effect, if any, of future resales of our common shares or OP units, or the perception of such resales, on the market price of our common shares. Any such future resales, or the perception that such resales might occur, could adversely affect the market price of our common shares and may also make it more difficult for us to sell equity or equity-related securities in the future at times and upon terms that we deem appropriate.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our Properties
The following table provides a comprehensive list of our properties as of December 31, 2014:

Location	Property Name	Rooms	Location	Property Name	Rooms
California			Kentucky
	Courtyard San Francisco (1)	n/a		Courtyard Louisville Northeast	114
	Embassy Suites Irvine Orange County	293		Marriott Louisville Downtown	616
	Embassy Suites Los Angeles Downey	219		Residence Inn Louisville Downtown	140
	Hilton Garden Inn Los Angeles Hollywood	160		Residence Inn Louisville Northeast	102
	Hilton Garden Inn San Francisco Oakland Bay Brg	278		SpringHill Suites Louisville Hurstbourne North	142
	Hyatt House Cypress Anaheim	142	Louisiana
	Hyatt House Emeryville San Francisco Bay Area	234		Hilton Garden Inn New Orleans Convention Center	286
	Hyatt House San Diego Sorrento Mesa	193		Hotel Indigo New Orleans Garden District	132
	Hyatt House San Jose Silicon Valley	164	Massachusetts
	Hyatt House San Ramon	142		Embassy Suites Boston Waltham	275
	Hyatt House Santa Clara	150	Maryland
	Hyatt Place Fremont Silicon Valley	151		DoubleTree Hotel Columbia	152

Location	Property Name	Rooms	Location	Property Name	Rooms
	SpringHill Suites Bakersfield	119		Residence Inn Bethesda Downtown	187
Colorado				Residence Inn Columbia	108
	Courtyard Boulder Longmont	78		Residence Inn National Harbor Washington DC	162
	Courtyard Boulder Louisville	154		Residence Inn Silver Spring	130
	Courtyard Denver West Golden	110	Michigan
	Courtyard Grand Junction	136		Courtyard Detroit Pontiac Bloomfield	110
	Fairfield Inn & Suites Denver Cherry Creek	134		Holiday Inn Grand Rapids Airport	148
	Hampton Inn Suites Denver Tech Center	123		Marriott Auburn Hills Pontiac @ Centerpoint	290
	Marriott Denver Airport @ Gateway Park	238		Residence Inn Detroit Novi	107
	Marriott Denver South @ Park Meadows	279		Residence Inn Detroit Pontiac Auburn Hills	114
	Renaissance Boulder Flatiron Hotel	232	North Carolina
	Residence Inn Boulder Louisville	88		Hilton Garden Inn Durham Raleigh Research Triangle Park	177
	Residence Inn Denver West Golden	88		Hyatt House Charlotte Center City	163
	Residence Inn Grand Junction	104	New York
	Residence Inn Longmont Boulder	84		Courtyard New York Manhattan Upper East Side	226
	SpringHill Suites Boulder Longmont	90		DoubleTree Metropolitan Hotel New York City (2)	764
	SpringHill Suites Denver North Westminster	164		Hampton Inn Garden City	143
District of Columbia				Hilton Garden Inn New York West 35th Street	298
	Fairfield Inn & Suites Washington DC Downtown	198		Hilton New York Fashion District	280
	Homewood Suites Washington DC Downtown	175	Ohio
Florida				Embassy Suites Columbus	221
	Courtyard Fort Lauderdale SW Miramar	128	Oregon
	Courtyard Tampa Brandon	90		Courtyard Portland City Center	256
	DoubleTree Grand Key Resort	216		SpringHill Suites Portland Hillsboro	106
	Embassy Suites Fort Myers Estero	150	Pennsylvania
	Embassy Suites Tampa Downtown Convention Ctr	360		Renaissance Pittsburgh Hotel	300
	Embassy Suites West Palm Beach Central	194		Hilton Garden Inn Pittsburgh University Place	202
	Fairfield Inn & Suites Key West	106	South Carolina
	Fairfield Inn & Suites Tampa Brandon	107		Courtyard Charleston Historic District	176
	Hampton Inn Fort Walton Beach	100	Texas
	Hampton Inn Suites Clearwater St Petersburg Ulmerton Road	128		Courtyard Austin Airport	150
	Hampton Inn West Palm Beach Arprt Central	105		Courtyard Austin Downtown Convention Center	270
	Hilton Cabana Miami Beach	231		Courtyard Austin Northwest Arboretum	102
	Hilton Garden Inn West Palm Beach Airport	100		Courtyard Austin South	110
	Homewood Suites Tampa Brandon	126		Courtyard Houston By The Galleria	190
	Renaissance Fort Lauderdale Plantation Hotel	250		Courtyard Houston Downtown Convention Center	191
	Residence Inn Fort Lauderdale Plantation	138		Courtyard Houston Sugarland	112
	Residence Inn Fort Lauderdale SW Miramar	130		Courtyard Mesquite	101
Georgia				Courtyard San Antonio Airport Northstar	78
	Courtyard Atlanta Buckhead	181		Fairfield Inn & Suites Austin South Airport	63
	Hyatt Atlanta Midtown	194		Fairfield Inn & Suites San Antonio Airport	120
	Residence Inn Atlanta Midtown Historic	90		Fairfield Inn & Suites San Antonio Dwntn Mkt	110
Hawaii				Hampton Inn Houston Near The Galleria	176
	Courtyard Waikiki Beach	403		Hyatt House Austin Arboretum	130
Illinois				Hyatt House Dallas Lincoln Park	155
	Marriott Chicago Midway	200		Hyatt House Dallas Uptown	141
	Courtyard Chicago Downtown Magnificent Mile	306		Hyatt House Houston Galleria	147
	Courtyard Midway Airport	174		Hyatt Market Street The Woodlands	70
	Courtyard Chicago Schaumburg	162		Marriott Austin South	211
	Residence Inn Chicago Oak Brook	156		Residence Inn Austin Downtown Convention Center	179
	Residence Inn Chicago Schaumburg	125		Residence Inn Austin North Parmer Lane	88

Location	Property Name	Rooms	Location	Property Name	Rooms
	Residence Inn Chicago Naperville	130		Residence Inn Austin Northwest Arboretum	84
	SpringHill Suites Chicago Schaumburg	132		Residence Inn Austin Round Rock	96
	Fairfield Inn & Suites Chicago Midway Airport	114		Residence Inn Austin South	66
	Hampton Inn Chicago Midway Airport	170		Residence Inn Houston By The Galleria	146
	Hilton Garden Inn Chicago Midway Airport	174		Residence Inn Houston Downtown Convention Center	171
	Sleep Inn Midway Airport	121		Residence Inn Houston Sugarland	78
	Holiday Inn Express & Suites Midway Airport	104		Residence Inn San Antonio Downtown Market Sq	95
Indiana				SpringHill Suites Austin North Parmer Lane	132
	Courtyard Chicago Southeast Hammond	85		SpringHill Suites Austin South	152
	Courtyard Indianapolis @ The Capitol	124		SpringHill Suites Houston Downtown Convention Center (1)	n/a
	Courtyard South Bend Mishawaka	78	Utah
	Fairfield Inn & Suites Chicago SE Hammond	94		Courtyard Salt Lake City Airport	154
	Fairfield Inn & Suites Merrillville	112		Residence Inn Salt Lake City Airport	104
	Fairfield Inn & Suites Valparaiso	63	Wisconsin
	Hampton Inn Merrillville	64		Hyatt Place Madison Downtown	151
	Hilton Garden Inn Bloomington	168
	Holiday Inn Express Merrillville	62
	Residence Inn Chicago Southeast Hammond	78
	Residence Inn Indianapolis Carmel	120
	Residence Inn Indianapolis Downtown On The Canal	134
	Residence Inn Indianapolis Fishers	78
	Residence Inn Merrillville	78
	Residence Inn South Bend	80
	SpringHill Suites Indianapolis Carmel	126
	SpringHill Suites South Bend Mishawaka	87
_______________________________________________________________________________

(1)	This property is currently closed for renovation.

(2)
This hotel is owned through a joint venture in which we own a 98.1% economic interest. We are the managing member of this joint venture and control all material decisions related to this hotel. Our joint venture partner is affiliated with the hotel's property manager.

Our Hotel Management Agreements
In order to qualify as a REIT, we cannot directly or indirectly operate any of our hotels. We lease our hotels to TRS lessees, which in turn engage property managers to manage our hotels. Each of our hotels is operated pursuant to a hotel management agreement with one of 16 independent hotel management companies. Each hotel management company receives a base management fee and is also eligible to receive an incentive management fee upon the achievement of certain financial benchmarks set forth in each applicable management agreement. The incentive management fee is generally calculated as a percentage of hotel operating profit after we have received a priority return on our investment in the hotel. WLS, a fully-integrated owner, developer and manager of premium-brand hotels, is the management company for 93 of our hotels and the remaining hotels are managed by 15 other hotel management companies located in the United States. Below is a summary of the principal terms of the hotel management agreements with WLS and a general overview of our non-WLS hotel management agreements.
WLS Hotel Management Agreements
Our TRS lessees, as lessees of the respective hotels, have entered into hotel management agreements with WLS for 93 of our hotels. This summary is qualified in its entirety by reference to the form of the WLS hotel management agreement included as an exhibit to this Annual Report on Form 10-K.
Term
Our WLS hotel management agreements contain initial terms of 10 to 20 years and are subject to two automatic renewal terms of five to 10 years each. The WLS hotel management agreements have an average remaining initial term of approximately 12 years.

Amounts Payable under our WLS Hotel Management Agreements
Under the WLS hotel management agreements, WLS receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is generally 4.0% of gross hotel revenues for the applicable hotel. Gross hotel revenue is calculated as all hotel revenue before subtracting expenses. The incentive management fee, which is calculated on a per hotel basis, is 15% of operating profit (as defined in the applicable management agreements) remaining after we receive an annual return equal to 11% of our total capital investment, including debt, in the applicable hotels. We also pay certain computer support and accounting service fees to WLS, as reflected in each hotel management agreement.
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
Other Hotel Management Agreements
As of the date of this Annual Report on Form 10-K, 51 of our hotels are managed by 15 hotel management companies other than WLS. This number includes five and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively. Each of these hotels is subject to a hotel management agreement that contains customary terms and conditions that generally are similar to the provisions found in the WLS hotel management agreements described above. The hotel management agreements generally have initial terms that range from three to 25 years, and some provide for one or two automatic extension periods ranging from one to ten years. In addition, each hotel management company receives a base management fee ranging from 2.5% and 4.0% of gross hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally between 5.0% and 7.0% of hotel revenues. Management companies may also earn an incentive management fee ranging from 10% to 25% of available cash flow (or other similar metric) as set forth in the applicable management agreement, calculated on a per hotel basis, generally equal to the operating profit of the hotel after deducting a priority return to us based upon a percentage of our total capital investment in the hotels. Each of the non-WLS hotel management agreements also provides us with a right to terminate such management agreement if the hotel management company fails to reach certain performance targets (as provided in the applicable management agreement) or provides us with a right to terminate the management agreement in our sole and absolute discretion. In addition, certain management agreements give us the right to terminate the management agreement upon the sale of the hotel or for any reason upon payment of a stipulated termination fee. The performance targets vary, but generally provide us with the right to terminate the applicable hotel management agreement if the operating profit of the hotel is less than 90% to 95% of the budget targets set forth pursuant to such management agreement and/or the RevPAR is less than 90% to 115% of comparable hotels. The hotel management agreements are also generally terminable by either party upon material casualty or condemnation of the hotel or the occurrence of certain customary events of default.
Franchise Agreements
As of December 31, 2014, 88, 31 and five of our hotels operated under franchise agreements with Marriott, Hilton and Hyatt, respectively. These numbers exclude five and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively. The remaining five hotels that we own as of December 31, 2014 operate under existing franchise agreements with brands other than Marriott, Hilton or Hyatt.
Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our TRS lessees, as the franchisees, must comply. The franchise agreements obligate our TRS lessees to comply with the franchisors' standards and requirements, including training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the TRS lessee, display of signage and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. Each of the existing franchise agreements for our hotels require that we pay a royalty fee generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of between 1.0% and 3.0% of food and beverage revenues. In addition, under certain of our franchise agreements, the franchisor may require that we renovate guest rooms and public facilities from time to time to comply with then-current brand standards.
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
Ground Leases
As of December 31, 2014, eight of our hotels were subject to ground leases that cover the land underlying the respective hotels:

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

•
The Hilton Garden Inn Bloomington is subject to a ground lease with an initial term that expires on January 30, 2053. During the initial term of the ground lease, the total rent is $490, payable in 10 equal annual installments of $49 each, commencing on December 2, 2024. After expiration of the initial term, the ground lease will be automatically extended for five successive 10-year renewal terms unless we give notice of non-renewal or there is an uncured event of default (as defined in the ground lease) at the expiration of the then-current term. Under certain circumstances set forth in the ground lease, we will need to obtain the consent of the ground lessor prior to transferring our interest in the ground lease. The Hilton Garden Inn Bloomington is also subject to an agreement to lease parking spaces with an initial term extending out to 2033. The agreement to lease parking spaces may be extended if certain events occur. The agreement provides for a monthly rental payment based on city ordinance rates (at December 31, 2014 the rate was approximately $2 per month) and the number of parking spaces reserved for the exclusive use of the hotel, plus amounts based on actual usage in excess of the reserved spaces.

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

•
The Hampton Inn Garden City is subject to a sublease of a ground lease with a term that expires on December 31, 2016. The sublease is associated with an agreement for payment in lieu of taxes and will revert to fee simple ownership at the end of the ground lease. The annual rent for the term of the sublease is $1. In addition, an annual compliance fee of $1,000 is required under the terms of the ground lease. Under certain circumstances set forth in the sublease, we will need to obtain the consent of the ground sublessor prior to transferring our interest in the sublease.

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

•
The Courtyard Waikiki Beach is subject to a ground lease with a term extending to 2112. The annual ground rent is $3.5 million through 2016, after which the annual rent shall increase by the increase, if any, in the Consumer Price Index ("CPI") from the immediately preceding calendar year. The increase is limited to 5.0% per annum for the first 10 years in which the annual rent is subject to increase, and 6.0% per annum during the seven subsequent years in which the annual rent is subject to increase. Thereafter, there is no cap on the increase in the CPI.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "RLJ." Below is a summary of the high and low prices of our common shares for each quarterly period for the years ended December 31, 2014 and 2013, as reported on the NYSE and distributions paid by us with respect to each quarterly period.

2014	High	Low	Distribution
January 1, 2014 through March 31, 2014	$27.28	$23.65	$0.220
April 1, 2014 through June 30, 2014	$29.00	$25.00	$0.220
July 1, 2014 through September 30, 2014	$30.64	$27.76	$0.300
October 1, 2014 through December 31, 2014	$34.47	$27.95	$0.300

2013	High	Low	Distribution
January 1, 2013 through March 31, 2013	$22.82	$19.72	$0.205
April 1, 2013 through June 30, 2013	$24.00	$20.53	$0.205
July 1, 2013 through September 30, 2013	$24.70	$22.28	$0.205
October 1, 2013 through December 31, 2013	$25.57	$22.60	$0.240
On December 31, 2014 and February 18, 2015, the closing price of our common shares as reported on the NYSE was $33.53 and $33.54, respectively.

Share Return Performance
The following graph compares the total shareholder return of our common shares against the cumulative total returns of the Standard & Poor's Corporation Composite 500 Index and the Morgan Stanley Capital International United States REIT Index ("MSCI US REIT Index") for the period from May 11, 2011, the date of the initial listing of our common shares of beneficial interest on the NYSE to December 31, 2014. The graph assumes an initial investment of $100 in our common shares and in each of the indices, and also assumes the reinvestment of dividends.

Name	Initial Investment at May 11, 2011	Value of Initial Investment at Dec 31, 2011	Value of Initial Investment at Dec 31, 2012	Value of Initial Investment at Dec 31, 2013	Value of Initial Investment at Dec 31, 2014
RLJ Lodging Trust	$100.00	$97.64	$116.67	$151.95	$216.96
S&P 500 Index	$100.00	$95.05	$110.26	$145.96	$165.93
MSCI US REIT Index	$100.00	$97.87	$115.32	$118.20	$154.24
This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Shareholder Information
At February 18, 2015, we had 95 holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than record holders. At February 18, 2015, there were four holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for our common shares.
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
Unregistered Sales of Equity Securities
The Company did not sell any securities during the fiscal year ended December 31, 2014 that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
During the year ended December 31, 2014, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under our 2011 Equity Incentive Plan (the "2011 Plan").

The following table summarizes all of these repurchases during the year ended December 31, 2014:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2014 through January 31, 2014	—		—	n/a	n/a
February 1, 2014 through February 28, 2014	33,137	(1)	$25.44	—	n/a
March 1, 2014 through March 31, 2014	9,763	(1)	$26.02	—	n/a
April 1, 2014 through April 30, 2014	—		—	n/a	n/a
May 1, 2014 through May 31, 2014	44,802	(1)	$27.02	—	n/a
June 1, 2014 through June 30, 2014	10,502	(1)	$27.71	—	n/a
July 1, 2014 through July 31, 2014	—		—	n/a	n/a
August 1, 2014 through August 31, 2014	45,588	(1)	$29.28	—	n/a
September 1, 2014 through September 30, 2014	10,485	(1)	$29.78	—	n/a
October 1, 2014 through October 31, 2014	—		—	n/a	n/a
November 1, 2014 through November 30, 2014	46,894	(1)	$32.13	—	n/a
December 1, 2014 through December 31, 2014	10,812	(1)	$32.79	—	n/a
Total for the year ended December 31, 2014	211,983
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

Item 6.    Selected Financial Data
The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements as of December 31, 2014 and 2013 and for the three years ended December 31, 2014, 2013 and 2012, and the related notes included elsewhere in this Annual Report on Form 10-K.
We completed our initial public offering ("IPO") on May 16, 2011. Due to the timing of the IPO, we present herein certain combined consolidated historical financial data for us and our predecessor. The consolidated financial data for our predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of the IPO.
The selected financial information as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 has been derived from our audited historical financial statements. Due to the timing of the IPO, the results of operations for the year ended December 31, 2010 reflect the financial condition and results of operations of our predecessor. The results of operations for the year ended December 31, 2011 reflect the financial condition and results of operations of our predecessor together with our Company.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Room revenue	$969,402	$844,741	$738,207	$653,044	$442,184
Other property revenue	139,795	125,639	111,478	101,861	70,939
Total revenue	1,109,197	970,380	849,685	754,905	513,123
Expenses:
Room expense	213,071	186,667	162,039	145,859	95,364
Other property expense	433,274	388,440	346,898	312,254	213,573
Total property operating expense	646,345	575,107	508,937	458,113	308,937
Depreciation and amortization	144,294	127,231	126,340	127,420	96,284
Property tax, insurance and other	71,443	63,627	52,745	46,289	32,182
Impairment loss	9,200	—	—	—	—
General and administrative (1)	41,671	35,466	31,086	24,175	19,534
Transaction and pursuit costs	4,850	4,410	3,520	3,996	14,345
IPO Costs	—	—	—	10,733	—
Total operating expenses	917,803	805,841	722,628	670,726	471,282
Operating income	191,394	164,539	127,057	84,179	41,841
Interest and other income	2,688	7,431	1,463	2,683	3,980
Interest expense	(56,810)	(64,348)	(83,689)	(95,362)	(86,047)
Income (loss) before provision for income tax expense	137,272	107,622	44,831	(8,500)	(40,226)
Income tax expense	(1,145)	(879)	(1,369)	(740)	(943)
Gain on disposal of hotel properties	353	—	—	—	—
Net income (loss) from continuing operations, including gain on disposal	136,480	106,743	43,462	(9,240)	(41,169)
Net (income) loss attributable to noncontrolling interests	(1,039)	(1,258)	(39)	(309)	213
Distributions to preferred shareholders	—	—	—	(61)	(62)
Net income (loss) from continuing operations available to shareholders/owners	$135,441	$105,485	$43,423	$(9,610)	$(41,018)
_______________________________________________________________________________

(1)
General and administrative expense includes non-cash share compensation expense amortization for restricted share grants of $15.1 million, $13.1 million, $8.6 million and $3.3 million for the years ended December 31, 2014, 2013, 2012 and 2011, respectively.

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share data)
Balance Sheet Data:
Investment in hotel and other properties, net	$3,518,803	$3,241,163	$3,073,483	$2,820,457	$2,626,690
Cash and cash equivalents	$262,458	$332,248	$115,861	$310,231	$267,454
Total assets	$4,128,379	$3,717,974	$3,346,385	$3,290,018	$3,045,824
Total debt	$1,557,747	$1,409,665	$1,413,651	$1,341,735	$1,747,077
Total liabilities	$1,749,895	$1,571,640	$1,538,474	$1,456,030	$1,822,091
Total equity	$2,378,484	$2,146,334	$1,807,911	$1,833,988	$1,223,733
Per Share Data:
Basic income (loss) from continuing operations per share	$1.06	$0.89	$0.40	$(0.10)
Diluted income (loss) from continuing operations per share (1)	$1.05	$0.88	$0.40	$(0.10)
Weighted average shares outstanding—basic	127,360,669	117,950,066	105,423,604	95,340,666
Weighted average shares outstanding—diluted (1)	128,293,843	118,738,626	105,748,686	95,340,666
Dividends declared per share	$1.04	$0.86	$0.70	$0.38
_______________________________________________________________________________

(1)
Income (loss) allocated to noncontrolling interest in our operating partnership has been excluded from the numerator, and OP units of our operating partnership have been omitted from the denominator, since the effect of including these amounts in the numerator and denominator would have no impact.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Despite current geopolitical challenges, we are very encouraged by the positive momentum in the U.S. economy.  Lodging demand is almost at record levels and hotel supply remains below historical averages.  We expect to see increases in corporate profits over the upcoming years and currently do not anticipate any significant slowdown in lodging fundamentals. Accordingly, we remain cautiously optimistic that we are in the midst of a positive multi-year lodging cycle.

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

As of December 31, 2014, we owned 146 properties, comprised of 144 hotels with approximately 22,900 rooms and two planned hotel conversions, located in 21 states and the District of Columbia and an interest in a mortgage loan secured by a hotel.  We own, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of one property in which we own a 98.1% controlling interest in a joint venture.

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
Key Indicators of Operating Performance

We use a variety of operating and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP as well as other financial measures that are non-GAAP measures. In addition, we use other information that may not be financial in nature, including industry standard statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotels in our portfolio and potential acquisitions to determine each hotel's contribution to cash flow and its potential to provide attractive long-term total returns. These key indicators include:

•
Average Daily Rate ("ADR")—ADR represents total hotel room revenues divided by total number of rooms sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. We use ADR to assess the pricing levels that we are able to generate, as changes in rates have a greater impact on operating margins and profitability than changes in occupancy.

•
Occupancy—Occupancy represents the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occupancy measures the utilization of our hotels' available capacity. We use occupancy to measure demand at a specific hotel or group of hotels in a given period. Additionally, occupancy levels help us determine achievable ADR levels.

•
Revenue Per Available Room ("RevPAR")—RevPAR is the product of ADR and occupancy. RevPAR does not include non-room revenues such as food and beverage revenue or other operating department revenues. We use

RevPAR to identify trend information with respect to room revenues from comparable properties and to evaluate hotel performance on a regional basis.
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
ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 87.4% of our total revenue for the year ended December 31, 2014 and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
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
For the year ended December 31, 2014, the portfolio wide RevPAR penetration index of our hotels was 111.7 which indicates that, on average, our hotels maintained a market share premium of approximately 11.7% in relation to their competitive set.
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

◦
Room expense—These costs include housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Like room revenue, occupancy is the major driver of room expense. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.

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
2014 Significant Activities

Our significant activities reflect our commitment to maximizing shareholder value through selective acquisitions in high-growth markets, value-add renovations and conservative balance sheet management. During the year ended December 31, 2014, the following significant activities took place:

•
Completed a follow-on public offering of 9,200,000 common shares of beneficial interest at a public offering price of $26.45 per share, for net proceeds of approximately $232.7 million, after deducting the underwriting discount and other offering costs;

•	Purchased 15 hotel properties for an aggregate purchase price of $632.0 million;

•	Sold 18 hotel properties for an aggregate sale price of $137.8 million and recorded a gain on sale of $0.4 million;

•	Repaid $170.7 million of mortgage indebtedness;

•	Entered into a new $150.0 million seven-year unsecured term loan and $143.0 million of secured financing;

•	Entered into three interest rate swaps with a notional amount of $143.0 million;

•	Granted 343,887 restricted common shares of beneficial interest to trustees and certain employees; and

•	Declared cash dividends of $1.04 per share for the year, an increase of 21.6% over the cash dividends declared in 2013.

Results of Operations

At December 31, 2014, 2013 and 2012 we owned 146, 149 and 145 properties, respectively.  Based on when a property is acquired, disposed or closed for renovation, operating results for certain properties are not comparable for the years ended December 31, 2014, 2013 and 2012.  For comparisons between the years ended December 31 2014 and 2013, the non-comparable properties include 22 acquisitions which took place between January 1, 2013 and December 31, 2014, 18 dispositions which took place in 2014 and one property that was closed for renovation during a portion of the period between January 1, 2013 and December 31, 2014.

For comparisons between the years ended December 31, 2013 and 2012, the non-comparable properties include 11 acquisitions which took place between January 1, 2012 and December 31, 2013 and one property that was closed for renovation during a portion of the period between January 1, 2012 and December 31, 2013.

We sold or transferred three hotels during 2013 which are included in discontinued operations for the years ended December 31, 2013 and 2012, respectively, and therefore are not included in any of the comparisons presented.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

	For the year ended December 31,
	2014	2013	$ change	% change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$969,402	$844,741	$124,661	14.8%
Food and beverage revenue	107,538	97,083	10,455	10.8%
Other operating department revenue	32,257	28,556	3,701	13.0%
Total revenue	$1,109,197	$970,380	$138,817	14.3%
Expense
Operating expense
Room expense	$213,071	$186,667	$26,404	14.1%
Food and beverage expense	75,468	67,945	7,523	11.1%
Management fee expense	43,230	34,956	8,274	23.7%
Other operating expense	314,576	285,539	29,037	10.2%
Total property operating expense	646,345	575,107	71,238	12.4%
Depreciation and amortization	144,294	127,231	17,063	13.4%
Impairment loss	9,200	—	9,200	—
Property tax, insurance and other	71,443	63,627	7,816	12.3%
General and administrative	41,671	35,466	6,205	17.5%
Transaction and pursuit costs	4,850	4,410	440	10.0%
Total operating expense	917,803	805,841	111,962	13.9%
Operating income	191,394	164,539	26,855	16.3%
Other income	807	903	(96)	(10.6)%
Interest income	1,881	1,665	216	13.0%
Interest expense	(56,810)	(64,348)	7,538	(11.7)%
Gain on foreclosure	—	4,863	(4,863)	—
Income from continuing operations before income taxes	137,272	107,622	29,650	27.6%
Income tax expense	(1,145)	(879)	(266)	30.3%
Income from continuing operations	136,127	106,743	29,384	27.5%
Income from discontinued operations	—	7,436	(7,436)	—
Gain on disposal of hotel properties	353	—	353	—
Net income	136,480	114,179	22,301	19.5%
Net income attributable to non-controlling interests
Noncontrolling interest in joint venture	(171)	(540)	369	(68.3)%
Noncontrolling interest in common units of Operating Partnership	(868)	(718)	(150)	20.9%
Net income attributable to common shareholders	$135,441	$112,921	$22,520	19.9%

Revenue

Total revenue increased $138.8 million, or 14.3%, to $1.1 billion for the year ended December 31, 2014 from $970.4 million for the year ended December 31, 2013. The increase was a result of $83.1 million in revenue attributable to non-comparable properties and a 6.9% increase in RevPAR at the comparable properties.

The following are the key hotel operating statistics for comparable properties at December 31, 2014 and 2013, respectively:

	For the year ended December 31,
	2014	2013	% Change
Number of comparable properties (at end of period)	123	123
Occupancy %	78.4%	75.6%	3.7%
ADR	$148.50	$144.05	3.1%
RevPAR	$116.38	$108.89	6.9%

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $124.7 million, or 14.8%, to $969.4 million for the year ended December 31, 2014 from $844.7 million for the year ended December 31, 2013.  This increase was a result of $72.7 million of room revenue from non-comparable properties and a 6.9% increase in RevPAR at the comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $10.5 million, or 10.8%, to $107.5 million for the year ended December 31, 2014 from $97.1 million for the year ended December 31, 2013. The increase includes $7.1 million in food and beverage revenue arising from non-comparable properties.  Food and beverage revenue for the remainder of the portfolio increased $3.4 million.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $3.7 million, or 13.0%, to $32.3 million for the year ended December 31, 2014 from $28.6 million for the year ended December 31, 2013.  This increase was primarily due to $3.3 million of other operating department revenue from non-comparable properties.

Property Operating Expense

Property operating expense increased $71.2 million, or 12.4%, to $646.3 million for the year ended December 31, 2014 from $575.1 million for the year ended December 31, 2013. This increase includes $44.7 million in property operating expense attributable to non-comparable properties. The remaining increase was primarily attributable to higher room expense, food and beverage expense, other operating department costs and management and franchise fees at the comparable properties.  Room expense, food and beverage expense, and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $17.1 million, or 13.4%, to $144.3 million for the year ended December 31, 2014 from $127.2 million for the year ended December 31, 2013. The increase is the result of a $14.5 million increase in depreciation and amortization expense arising from non-comparable properties. The remaining increase is the result of capital expenditures to improve our properties.

Impairment

For the year ended December 31, 2014, we incurred $9.2 million of impairment loss on three hotels. The impairment was the result of an evaluation of the recoverability of the carrying values given the current expectation to sell the hotels before the end of their previously estimated useful lives.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $7.8 million, or 12.3%, to $71.4 million for the year ended December 31, 2014 from $63.6 million for the year ended December 31, 2013.  The increase includes $5.3 million in property tax, insurance and other expense attributable to non-comparable properties.  The remaining increase of $2.5 million is the net impact of increasing property tax assessments offset by favorable resolution of property tax appeals at comparable properties.

General and Administrative

General and administrative expense increased $6.2 million, or 17.5%, to $41.7 million for the year ended December 31, 2014 from $35.5 million for the year ended December 31, 2013.  The increase in general and administrative expense is primarily attributable to an increase in compensation related expense of $4.3 million and an increase in amortization of restricted share awards of $2.0 million.

Interest Expense

The components of our interest expense for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	For the year ended December 31,
	2014	2013
Mortgage indebtedness	$23,282	$44,290
Revolving credit facility and term loans	29,560	15,574
Loss on defeasance	804	—
Amortization of deferred financing fees	4,298	4,484
Capitalized interest	(1,134)	—
Total interest expense	$56,810	$64,348

Interest expense decreased $7.5 million, or 11.7%, to $56.8 million for the year ended December 31, 2014 from $64.3 million for the year ended December 31, 2013.  The decrease in interest expense from mortgage indebtedness was due to decreases in principal balances as a result of mortgage amortization as well as mortgage principal balances that were paid down. The increase in interest expense from the revolving credit facility and term loans was due to increased borrowings on the term loans. The loss on defeasance related to costs incurred to extinguish the mortgage indebtedness in conjunction with the disposal of certain properties. The increase in capitalized interest was due to the three major redevelopment projects underway during the year ended December 31, 2014.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes.  Income tax expense increased $0.3 million to $1.1 million for the year ended December 31, 2014 from $0.9 million for the year ended December 31, 2013, primarily as a result of the recognition of deferred tax benefits related to our TRSs in 2013. The effective tax rates were 19.4% and 10.1% for the years ended December 31, 2014 and 2013, respectively.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

	For the year ended December 31,
	2013	2012	$ change	% change
	(amounts in thousands)
Revenue
Hotel operating revenue
Room revenue	$844,741	$738,207	$106,534	14.4%
Food and beverage revenue	97,083	87,549	9,534	10.9%
Other operating department revenue	28,556	23,929	4,627	19.3%
Total revenue	$970,380	$849,685	$120,695	14.2%
Expense
Operating expense
Room expense	$186,667	$162,039	$24,628	15.2%
Food and beverage expense	67,945	60,427	7,518	12.4%
Management fee expense	34,956	29,906	5,050	16.9%
Other operating expense	285,539	256,565	28,974	11.3%
Total property operating expense	575,107	508,937	66,170	13.0%
Depreciation and amortization	127,231	126,340	891	0.7%
Property tax, insurance and other	63,627	52,745	10,882	20.6%
General and administrative	35,466	31,086	4,380	14.1%
Transaction and pursuit costs	4,410	3,520	890	25.3%
Total operating expense	805,841	722,628	83,213	11.5%
Operating income	164,539	127,057	37,482	29.5%
Other income	903	433	470	108.5%
Interest income	1,665	1,664	1	0.1%
Interest expense	(64,348)	(83,689)	19,341	(23.1)%
Loss on disposal	—	(634)	634	—%
Gain on foreclosure	4,863	—	4,863	—%
Income from continuing operations before income taxes	107,622	44,831	62,791	140.1%
Income tax expense	(879)	(1,369)	490	(35.8)%
Income from continuing operations	106,743	43,462	63,281	145.6%
Income (loss) from discontinued operations	7,436	(2,143)	9,579	(447.0)%
Net income	114,179	41,319	72,860	176.3%
Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	(540)	404	(944)	(233.7)%
Noncontrolling interest in common units of Operating Partnership	(718)	(425)	(293)	68.9%
Net income attributable to common shareholders	$112,921	$41,298	$71,623	173.4%

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

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $4.6 million, or 19.3%, to $28.6 million for the year ended December 31, 2013 from $23.9 million for the year ended December 31, 2012.  The increase was primarily due to $4.1 million of other operating department revenue from non-comparable properties.

Property Operating Expense

Property operating expense increased $66.2 million, or 13.0%, to $575.1 million for the year ended December 31, 2013 from $508.9 million for the year ended December 31, 2012. This increase includes $40.5 million in hotel operating expense attributable to non-comparable properties. The remaining increase was primarily attributable to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

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

Interest expense decreased $19.3 million, or 23.1%, to $64.3 million for the year ended December 31, 2013 from $83.7 million for the year ended December 31, 2012.  The decrease in interest expense from mortgage indebtedness was due to decreases in principal balances as a result of mortgage amortization as well as mortgage principal balances that were paid down. The increase in interest expense from the Revolver and Term Loans was due to increased borrowings on the Revolver and Term Loans.

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

Income (loss) from Discontinued Operations

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

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the year ended December 31,
	2014	2013	2012
Net income (1)	$136,480	$114,179	$41,319
Gain on disposal of hotel properties	(353)	(2,081)	—
Depreciation and amortization	144,294	127,231	126,340
Loss on disposal	—	—	634
Gain on extinguishment of indebtedness (2)	—	(5,708)	—
Impairment loss	9,200	—	896
Noncontrolling interest in joint venture	(171)	(540)	404
Adjustments related to discontinued operations (3)	—	199	458
Adjustments related to joint venture (4)	(186)	(484)	(451)
FFO attributable to common shareholders	289,264	232,796	169,600
Gain on foreclosure	—	(4,863)	—
Transaction and pursuit costs	4,850	4,410	3,520
Amortization of share based compensation	15,088	13,078	8,626
Loan related costs (5)(6)(7)	1,073	1,046	3,451
Other expenses (8)(9)	432	157	436
Adjusted FFO	$310,707	$246,624	$185,633
 _______________________________________________________________

(1)	Includes net income from discontinued operations for the years ended December 31, 2013 and 2012.

(2)	Includes the gain on extinguishment of indebtedness from the SpringHill Suites Southfield, Michigan and Courtyard Goshen, Indiana.

(3)	Includes depreciation and amortization expense from discontinued operations.

(4)	Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(5)	Includes $0.7 million for the year ended December 31, 2012 of default interest and penalties incurred in connection with SpringHill Suites Southfield, Michigan mortgage loan.

(6)
Includes $1.0 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively, of accelerated amortization of deferred financing fees related to the amendment and restatement of our credit facility.

(7)	Includes $1.1 million for the year ended December 31, 2014 and $1.4 million for the year ended December 31, 2012 of expenses related to the accelerated payoff of mortgage indebtedness.

(8)	Includes $0.1 million for the year ended December 31, 2013 of accelerated amortization of deferred management fees.

(9)	Includes $0.4 million, less than $0.1 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, of legal and other expenses outside the normal course of operations.

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

We further adjust EBITDA for certain additional items such as gains or losses on dispositions, hotel transaction and pursuit costs, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of business. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDA, is beneficial to an investor’s understanding of our operating performance.

The following is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the year ended December 31,
	2014	2013	2012
Net income (1)	$136,480	$114,179	$41,319
Depreciation and amortization	144,294	127,231	126,340
Interest expense, net (2)	56,144	64,317	83,653
Income tax expense	1,145	879	1,369
Noncontrolling interest in joint venture	(171)	(540)	404
Adjustments related to discontinued operations (3)	—	572	1,744
Adjustments related to joint venture (4)	(186)	(484)	(1,199)
EBITDA	337,706	306,154	253,630
Transaction and pursuit costs	4,850	4,410	3,520
Gain on sale of property	(353)	(2,081)	—
Gain on foreclosure	—	(4,863)	—
Gain on extinguishment of indebtedness (5)	—	(5,708)	—
Impairment loss	9,200	—	896
Loss on disposal	—	—	634
Amortization of share based compensation	15,088	13,078	8,626
Other expenses (6)(7)	432	157	436
Adjusted EBITDA	$366,923	$311,147	$267,742
_______________________________________________________________________________

(1)	Includes net income from discontinued operations for the years ended December 31, 2013 and 2012.

(2)	Excludes amounts attributable to investment in loans of $1.2 million, $1.6 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)	Includes depreciation, amortization and interest expense related to discontinued operations.

(4)	Includes depreciation, amortization and interest expense allocated to the noncontrolling interest in joint venture.

(5)	Includes the gain on extinguishment of indebtedness from the SpringHill Suites Southfield, Michigan and Courtyard Goshen, Indiana.

(6)	Includes $0.1 million for the year ended December 31, 2013 of accelerated amortization of deferred management fees.

(7)	Includes $0.4 million, less than $0.1 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, of legal and other expenses outside the normal course of operations.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our unsecured revolving credit facility and proceeds from our recent underwritten public offering of common shares.  On May 22, 2014, the Company completed an offering of 9,200,000 common shares generating gross proceeds of approximately $243.3 million and proceeds, net of underwriters’ discounts and other offering costs, of approximately $232.7 million.

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

Credit Facilities

We have in place the following unsecured credit agreements:

•	$300.0 million revolving credit facility with a scheduled maturity date of November 20, 2016 with a one-year extension option if certain conditions are satisfied (the "Revolver");

•	$400.0 million term loan with a scheduled maturity date of March 20, 2019 (which was originally scheduled to mature in 2017) (the "2012 Five-Year Term Loan");

•	$225.0 million term loan with a scheduled maturity date of November 20, 2019 (the "2012 Seven-Year Term Loan");

•	$400.0 million term loan with a scheduled maturity date of August 27, 2018 (the "2013 Five-Year Term Loan"); and

•	$150.0 million term loan with a scheduled maturity date of January 22, 2022 (the "2014 Seven-Year Term Loan").

The 2014 Seven-Year Term loan, the 2012 Five-Year Term Loan, the 2012 Seven-Year Term Loan and the 2013 Five-Year Term Loan are collectively the "Term Loans". The credit agreements for these loans require that a group of no less than 20 of our hotel properties remain unencumbered by outstanding indebtedness.  The credit agreements contain certain financial covenants relating to our maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists we are not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of December 31, 2014, we were in compliance with all financial covenants.

In 2012, we incurred $5.2 million in fees related to the Revolver, the 2012 Five-Year Term Loan and the 2012 Seven-Year Term Loan. In 2013, we incurred $3.0 million in fees related to the 2013 Five-Year Term Loan and the 2012 Seven-Year Term Loan amendment. In 2014, we incurred $2.9 million in fees related to the 2014 Seven-Year Term Loan and the amendments of the 2012 Five-Year Term Loan and the 2013 Five-Year Term Loan.

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

Under the terms of the credit agreement for the Revolver, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on our behalf by the lenders under the Revolver.  We will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit reduce the available borrowings on the Revolver by a corresponding amount.  No standby letters of credit were outstanding at December 31, 2014. We also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans reduce the available borrowings on the credit facility by a corresponding amount.  No swingline loans were outstanding at December 31, 2014.

As of December 31, 2014, and for the years ended December 31, 2014, 2013 and 2012, details of the credit facilities are as follows (in thousands):

			Interest expense for the year ended December 31,
	Outstanding borrowings at December 31, 2014	Interest Rate at December 31, 2014 (1)	2014	2013	2012
Revolver (2)(3)	$—	n/a	$1,177	$1,222	$158
2013 Five-Year Term Loan (4)	400,000	3.07%	12,264	3,850	—
2012 Five-Year Term Loan (5)	400,000	2.37%	6,902	5,453	662
2012 Seven-Year Term Loan (6)	225,000	4.04%	9,217	5,049	359
2014 Seven-Year Term Loan (7)	—	n/a	—	—	—
Prior Credit Facility (8)	—	n/a	—	—	2,345
Total	$1,025,000		$29,560	$15,574	$3,524
_______________________________________________________________________________

(1)	Interest rate at December 31, 2014 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)	At December 31, 2014, there was $300.0 million of borrowing capacity on the Revolver.

(3)	Includes the unused facility fee of $1.0 million, $1.0 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(4)	Includes interest expense related to an interest rate hedge of $5.1 million and $1.6 million for years ended December 31, 2014 and 2013, respectively.

(5)	Includes interest expense related to an interest rate hedge of $0.2 million for the year ended December 31, 2014.

(6)	Includes interest expense related to an interest rate hedge of $4.2 million and $1.3 million for years ended December 31, 2014 and 2013, respectively.

(7)	At December 31, 2014 there was $150.0 million of borrowing capacity on the 2014 Seven-Year Term Loan.

(8)
We entered into an unsecured revolving credit facility (the "Prior Credit Facility") on June 20, 2011. On November 20, 2012, the Prior Credit Facility was amended and restated in its entirety with the Revolver and 2012 Five-Year Term Loan. Includes the unused facility fee of $0.7 million for the year ended December 31, 2012.

Our Outstanding Mortgage Indebtedness
As of December 31, 2014 and 2013, we were subject to the following mortgage loans (dollars in thousands):

						Principal balance at,
Lender	Number of Assets Encumbered	Interest Rate at December 31, 2014 (1)		Maturity Date		December 31, 2014	December 31, 2013
Capmark Financial Group	1	5.55%		May 2015	(2)	$10,513	$10,916
Capmark Financial Group	1	5.55%		June 2015	(2)	4,561	4,736
Barclay's Bank	12	5.55%		June 2015	(2)	107,544	111,632
Barclay's Bank	4	5.60%		June 2015	(2)	26,775	27,804
Capmark Financial Group	1	5.50%		July 2015	(2)	6,214	6,450
Barclay's Bank	1	5.44%		Sept 2015	(2)	10,140	10,521
PNC Bank (3)	5	2.51%	(4)	May 2016	(5)	74,000	85,000
Wells Fargo (6)	4	4.19%	(4)	Sept 2016	(7)	150,000	150,000
Wells Fargo	4	4.06%	(4)	October 2017	(7)	143,000	—
Wells Fargo				October 2014		—	142,000
Capmark Financial Group				April 2015		—	4,068
Barclay's Bank				June 2015		—	2,475
Barclay's Bank				June 2015		—	4,063
	33					$532,747	$559,665
_______________________________________________________________________________

(1)	Interest rate at December 31, 2014 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)	We are currently evaluating our options for repayment of these mortgage loans.

(3)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(4)	Requires payments of interest only until the commencement of the extension period(s).

(5)	Maturity date may be extended for one one-year term at our option, subject to certain lender requirements.

(6)	Two of the four hotels encumbered by the Wells Fargo loans are cross-collateralized.

(7)	Maturity date may be extended for four one-year terms at our option, subject to certain lender requirements.

Sources and Uses of Cash

As of December 31, 2014, we had $262.5 million of cash and cash equivalents compared to $332.2 million at December 31, 2013.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $298.8 million for the year ended December 31, 2014. Net income of $136.5 million included significant non-cash expenses, including $144.3 million of depreciation and amortization, $15.1 million of amortization of share-based compensation, $9.2 million of impairment loss, $4.3 million of amortization of deferred financing fees, $1.0 million of amortization of deferred management fees, $0.8 million loss on defeasance and $0.1 million of expense related to the grant of shares to our trustees, partially offset by a $0.4 million gain on sale of a property and $0.2 million of accretion of interest income on investment in loans. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $11.8 million.
Net cash flow provided by operating activities totaled $251.4 million for the year ended December 31, 2013. Net income of $114.2 million included significant non-cash expenses, including $127.4 million of depreciation, $13.1 million of amortization of share-based compensation, $4.5 million of amortization of deferred financing costs, $1.1 million of amortization of deferred management fees and $0.1 million of expense related to the grant of shares to our trustees, partially offset by a $5.7 million gain on extinguishment of indebtedness, a $4.9 million gain on foreclosure, a $2.1 million gain on sale of a property and $0.5 million of accretion of interest income on investment in loans. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $4.1 million.

Net cash flow provided by operating activities totaled $176.1 million for the year ended December 31, 2012. Net income of $41.3 million included significant non-cash expenses, including $126.8 million of depreciation, $8.6 million of amortization of share-based compensation, $5.5 million of amortization of deferred financing costs, $1.0 million of amortization of deferred management fees, $0.9 million of impairment loss, $0.6 million loss on disposal and $0.2 million of expense related to the grant of shares to our trustees. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels, which resulted in net cash outflow of $8.8 million.
Cash flows from Investing Activities

Net cash flow used in investing activities totaled $611.2 million for the year ended December 31, 2014 primarily due to $631.6 million used for the purchase of fifteen hotels, $92.3 million in routine capital improvements and additions to hotels and other properties, $26.5 million related to three major redevelopment projects and the net funding of restricted cash reserves of $0.6 million. These were partially offset by $7.2 million of purchase deposits applied against property acquisitions and $132.7 million of proceeds resulting from the sale of 18 properties.

For three major redevelopment projects, including one project that was completed during 2014, we incurred $26.5 million of costs for the year ended December 31, 2014, and total costs of $29.4 million since the inception of the projects. We expect to incur additional costs of between $20.0 million and $22.0 million. The remaining two projects are expected to be completed in mid-2015.

Net cash flow used in investing activities totaled $262.1 million for the year ended December 31, 2013 primarily due to $208.2 million used for the purchase of four hotels, $0.2 million paid for additions to property and equipment and $61.1 million in routine improvements and additions to hotels. These were partially offset by $2.7 million in purchase deposits applied against property acquisitions, the net releases from restricted cash reserves of $2.4 million in conjunction with the completion of renovation projects and $2.4 million of proceeds resulting from the sale of a property.

Net cash flow used in investing activities totaled $363.8 million for the year ended December 31, 2012 primarily due to $247.0 million used for the purchase of four hotels, $9.9 million of purchase deposits paid, number paid for additions to property and equipment, $114.1 million in routine capital improvements and additions to hotels and $15.1 million for a major redevelopment project. These were partially offset by $0.2 million of principal payments on investment in loans and the net release from restricted cash reserves of $22.5 million in conjunction with the completion of renovation projects.

Cash flows from Financing Activities

Net cash flow provided by financing activities totaled $242.6 million for the year ended December 31, 2014 primarily due to $175.0 million of aggregate proceeds from the unsecured term loans, $232.7 million from the issuance and sale of common shares of beneficial interest, $143.0 million in proceeds from mortgage loans and $292.5 million in borrowings on the Revolver. This was offset by $170.7 million of mortgage loan repayments, $292.5 million of repayments on the Revolver, $126.0 million in payment of distributions to shareholders and unitholders, $4.1 million paid for deferred financing fees, a $1.2 million distribution related to the joint venture noncontrolling interest and $6.1 million of shares acquired to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares of beneficial interest issued to such employees under our 2011 Plan.

Net cash flow provided by financing activities totaled $227.1 million for the year ended December 31, 2013 primarily due to $450.0 million of aggregate proceeds from the unsecured term loans, $327.5 million from the issuance and sale of common shares of beneficial interest, $150.0 million in proceeds from mortgage loans and $205.5 million in borrowings on the Revolver. This was offset by $577.4 million of mortgage loan repayments, $221.5 million of repayments on the Revolver, $98.1 million in payments of distributions to shareholders and unitholders, $5.0 million paid for deferred financing fees and $4.0 million of shares acquired to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares of beneficial interest issued to such employees under our 2011 Plan.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 1.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2014, approximately $58.7 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2014 (in thousands):

Obligations and Commitments	2015	2016	2017	2018	2019	Thereafter	Total
Mortgage loans and interest (1)	$184,297	$235,292	$147,836	$—	$—	$—	$567,425
Borrowings under credit facilities (2)	33,434	33,434	33,434	431,262	635,021	—	1,166,585
Ground rent	4,650	4,650	4,650	4,650	4,650	424,143	447,393
Operating lease obligations	801	—	—	—	—	—	801
	$223,182	$273,376	$185,920	$435,912	$639,671	$424,143	$2,182,204
_______________________________________________________________________________

(1)
Amounts include principal and interest payments. Interest payments have been included in the long-term debt obligations based on the interest rate at December 31, 2014, considering the effect of interest rate swaps.

(2)
Amounts include principal and interest payments. Interest expense is calculated based on the variable rate as of December 31, 2014. It is assumed that the outstanding debt as of December 31, 2014 will be repaid upon maturity with interest-only payments until then.

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

Our investments in hotels and other properties are carried at cost and are depreciated using the straight-line method over estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Intangibles arising from acquisitions are amortized using the straight-line method over the non-cancelable portion of the term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements are capitalized. Interest used to finance real estate under development is capitalized as an additional cost of development. Upon the sale or disposition of a property, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in gain or loss on disposal of hotel properties. Gain or loss from dispositions representing a strategic shift that had or will have a major effect on operations and final results will be presented as discontinued operations.

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
Revenue Recognition
Our revenue comprises hotel operating revenue, such as room revenue, food and beverage revenue and revenue from other hotel operating departments (such as telephone, parking and other guest services). These revenues are recorded net of any sales and occupancy taxes collected from guests. All rebates or discounts are recorded as a reduction to revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotels. All revenues are recorded on an accrual basis as earned. Appropriate allowances are made for doubtful accounts and are recorded as bad debt expense. The allowances are calculated as a percentage of aged accounts receivable, based on individual hotel management company policy. Cash received prior to guest arrival is recorded as an advance from the guest and recognized as revenue at the time of occupancy.
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
We perform an annual review for any uncertain tax positions and, if necessary, will record expected future tax consequences of uncertain tax positions in the financial statements. At December 31, 2014 and 2013, we did not identify any uncertain tax positions.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2014, we had approximately $1.4 billion of total variable debt outstanding (or 89.4% of total indebtedness) with a weighted average interest rate of 3.22% per annum.  After taking into consideration the effect of interest rate swaps, $249.0 million (or 16.0% of total indebtedness) was subject to variable rates. If market rates of interest on our variable rate debt outstanding as of December 31, 2014 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $2.5 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2014, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$165,747	$—	$—	$—	$—	$—	$165,747
Weighted average interest rate	—	—	—	—	—	—	5.55%
Variable rate debt	—	224,000	143,000	400,000	625,000	—	1,392,000
Weighted average interest rate (1)	—	3.63%	4.06%	3.07%	2.97%	—	3.22%
Total	$165,747	$224,000	$143,000	$400,000	$625,000	$—	$1,557,747
_______________________________________________________________________________

(1)	The weighted average interest rate gives effect to interest rate swaps and LIBOR floors, as applicable.

The foregoing table reflects indebtedness outstanding as of December 31, 2014 and does not consider indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our consolidated financial statements.  As of December 31, 2014, the estimated fair value of our fixed rate debt was $171.1 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $1.7 million.
Item 8.    Financial Statements and Supplementary Data
See Index to the Financial Statements on page F-1.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, the Company's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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

The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                     Other information.

None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information called for by this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information called for by this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2014, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information called for by this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information called for by this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, and is incorporated herein by reference.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
The following is a list of documents filed as a part of this report:
(1)   Financial Statements
Included herein at pages F-1 through F-33.
(2)   Financial Statement Schedules
The following financial statement schedule is included herein at pages F-34 through F-41:
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2015.

RLJ LODGING TRUST
By:	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr. President, Chief Executive Officer and Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. JOHNSON	Executive Chairman and Trustee	February 26, 2015
Robert L. Johnson
/s/ THOMAS J. BALTIMORE, JR.	President, Chief Executive Officer and Trustee (principal executive officer)	February 26, 2015
Thomas J. Baltimore, Jr.
/s/ LESLIE D. HALE	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 26, 2015
Leslie D. Hale
/s/ CHRISTOPHER A. GORMSEN	Chief Accounting Officer (principal accounting officer)	February 26, 2015
Christopher A. Gormsen
/s/ EVAN BAYH	Trustee	February 26, 2015
Evan Bayh
/s/ NATHANIEL A. DAVIS	Trustee	February 26, 2015
Nathaniel A. Davis
/s/ ROBERT M. LA FORGIA	Trustee	February 26, 2015
Robert M. La Forgia
/s/ GLENDA G. MCNEAL	Trustee	February 26, 2015
Glenda G. McNeal
/s/ JOSEPH RYAN	Trustee	February 26, 2015
Joseph Ryan

Exhibit Index

Exhibit Number	Description of Exhibit
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

2.5
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
10.16
Employment Agreement dated as of April 27, 2011 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Robert L. Johnson (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on May 5, 2011)

10.17
Employment Agreement dated as of April 27, 2011 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Thomas J. Baltimore, Jr. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on May 5, 2011)

10.18
Amended and Restated Employment Agreement dated as of August 2, 2013 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 8, 2013)

10.19
Employment Agreement dated as of April 27, 2011 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Ross H. Bierkan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on May 5, 2011)

10.20
Amended and Restated Credit Agreement, dated as of November 20, 2012, by and among the Operating Partnership, the Company, Wells Fargo Bank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, PNC Bank, National Association, as Documentation Agent, Compass Bank, an Alabama corporation, Deutsche Bank Securities Inc., and U.S. Bank National Association, as Senior Managing Agents, Royal Bank of Canada and Sumitomo Mitsui Banking Corporation, as Managing Agents, Wells Fargo Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2012)

10.21
Amended and Restated Guaranty, dated as of November 20, 2012, by the Company and certain subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2012)

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

10.29
First Amendment to Term Loan Agreement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2014)

10.30
Additional Term Loan Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2014)

10.31
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
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RLJ Lodging Trust and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for discontinued operations in 2014 due to the adoption of Accounting Standards Update No. 2014-08, Reporting Discounted Operations and Disclosures of Disposals of Components of an Entity.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 26, 2015

RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Investment in hotel and other properties, net	$3,518,803	$3,241,163
Cash and cash equivalents	262,458	332,248
Restricted cash reserves	63,054	62,430
Hotel and other receivables, net of allowance of $166 and $234, respectively	25,691	22,762
Deferred financing costs, net	11,421	11,599
Deferred income tax asset	7,502	2,529
Purchase deposits	—	7,246
Prepaid expense and other assets	42,115	37,997
Assets of hotel properties held for sale	197,335	—
Total assets	$4,128,379	$3,717,974
Liabilities and Equity
Mortgage loans	$532,747	$559,665
Term loans	1,025,000	850,000
Accounts payable and other liabilities	129,388	115,011
Deferred income tax liability	7,879	3,548
Advance deposits and deferred revenue	9,984	9,851
Accrued interest	2,783	2,695
Distributions payable	42,114	30,870
Total liabilities	1,749,895	1,571,640

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at December 31, 2014 and 2013, respectively.	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 131,964,706 and 122,640,042 shares issued and outstanding at December 31, 2014 and 2013, respectively.	1,319	1,226
Additional paid-in-capital	2,419,731	2,178,004
Accumulated other comprehensive loss	(13,644)	(5,941)
Distributions in excess of net earnings	(46,415)	(45,522)
Total shareholders’ equity	2,360,991	2,127,767
Noncontrolling interest:
Noncontrolling interest in joint venture	6,295	7,306
Noncontrolling interest in Operating Partnership	11,198	11,261
Total noncontrolling interest	17,493	18,567
Total equity	2,378,484	2,146,334
Total liabilities and equity	$4,128,379	$3,717,974

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2014	2013	2012
Revenue
Operating revenue
Room revenue	$969,402	$844,741	$738,207
Food and beverage revenue	107,538	97,083	87,549
Other operating department revenue	32,257	28,556	23,929
Total revenue	$1,109,197	$970,380	$849,685
Expense
Operating expense
Room expense	$213,071	$186,667	$162,039
Food and beverage expense	75,468	67,945	60,427
Management fee expense	43,230	34,956	29,906
Other operating expense	314,576	285,539	256,565
Total property operating expense	646,345	575,107	508,937
Depreciation and amortization	144,294	127,231	126,340
Impairment loss	9,200	—	—
Property tax, insurance and other	71,443	63,627	52,745
General and administrative	41,671	35,466	31,086
Transaction and pursuit costs	4,850	4,410	3,520
Total operating expense	917,803	805,841	722,628
Operating income	191,394	164,539	127,057
Other income	807	903	433
Interest income	1,881	1,665	1,664
Interest expense	(56,810)	(64,348)	(83,689)
Loss on disposal	—	—	(634)
Gain on foreclosure	—	4,863	—
Income from continuing operations before income tax expense	137,272	107,622	44,831
Income tax expense	(1,145)	(879)	(1,369)
Income from continuing operations	136,127	106,743	43,462
Income (loss) from discontinued operations	—	7,436	(2,143)
Gain on disposal of hotel properties	353	—	—
Net income	136,480	114,179	41,319
Net (income) loss attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	(171)	(540)	404
Noncontrolling interest in the Operating Partnership	(868)	(718)	(425)
Net income attributable to common shareholders	$135,441	$112,921	$41,298

Basic per common share data:
Net income per share attributable to common shareholders before discontinued operations	$1.06	$0.89	$0.40
Discontinued operations	—	0.06	(0.02)
Net income per share attributable to common shareholders	$1.06	$0.95	$0.38
Weighted-average number of common shares	127,360,669	117,950,066	105,423,604

Diluted per common share data:
Net income per share attributable to common shareholders before discontinued operations	$1.05	$0.88	$0.40
Discontinued operations	—	0.06	(0.02)
Net income per share attributable to common shareholders	$1.05	$0.94	$0.38
Weighted-average number of common shares	128,293,843	118,738,626	105,748,686

Amounts attributable to the Company’s common shareholders:
Income from continuing operations	$135,090	$105,539	$43,423
Income (loss) from discontinued operations	—	7,382	(2,125)
Gain on disposal of hotel properties	351	—	—
Net income attributable to common shareholders	$135,441	$112,921	$41,298

Comprehensive income
Net income	$136,480	$114,179	$41,319
Unrealized (loss) gain on interest rate derivatives	(7,703)	(5,941)	1,782
Comprehensive income	128,777	108,238	43,101
Comprehensive (income) loss attributable to the noncontrolling interest in consolidated joint venture	(171)	(540)	404
Comprehensive income attributable to the noncontrolling interest in the Operating Partnership	(868)	(718)	(425)
Comprehensive income attributable to the Company	$127,738	$106,980	$43,080

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2011	106,279,049	$1,063	$1,835,011	$(18,960)	$(1,782)	$11,486	$7,170	$18,656	$1,833,988
Net income (loss)	—	—	—	41,298	—	425	(404)	21	41,319
Unrealized gain on interest rate derivatives	—	—	—	—	1,782	—	—	—	1,782
Issuance of restricted stock	436,646	4	(4)	—	—	—	—	—	—
Amortization of share based compensation	—	—	8,626	—	—	—	—	—	8,626
Share grants to trustees	8,530	—	160	—	—	—	—	—	160
Shares acquired to satisfy statutory minimum federal and state tax obligations on vesting restricted stock	(131,831)	(1)	(2,344)	—	—	—	—	—	(2,345)
Forfeiture of restricted stock	(26,878)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(75,019)	—	(600)	—	(600)	(75,619)
Balance at December 31, 2012	106,565,516	$1,066	$1,841,449	$(52,681)	$—	$11,311	$6,766	$18,077	$1,807,911
Net income	—	—	—	112,921	—	718	540	1,258	114,179
Unrealized loss on interest rate derivatives	—	—	—	—	(5,941)	—	—	—	(5,941)
Proceeds from sale of common stock, net	15,870,000	159	327,388	—	—	—	—	—	327,547
Issuance of restricted stock	377,830	3	(3)	—	—	—	—	—	—
Amortization of share based compensation	—	—	13,078	—	—	—	—	—	13,078
Share grants to trustees	5,357	—	124	—	—	—	—	—	124
Shares acquired to satisfy statutory minimum federal and state tax obligations on vesting restricted stock	(173,409)	(2)	(4,032)	—	—	—	—	—	(4,034)
Forfeiture of restricted stock	(5,252)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(105,762)	—	(768)	—	(768)	(106,530)
Balance at December 31, 2013	122,640,042	$1,226	$2,178,004	$(45,522)	$(5,941)	$11,261	$7,306	$18,567	$2,146,334

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2013	122,640,042	$1,226	$2,178,004	$(45,522)	$(5,941)	$11,261	$7,306	$18,567	$2,146,334
Net income	—	—	—	135,441	—	868	171	1,039	136,480
Unrealized loss on interest rate derivatives	—	—	—	—	(7,703)	—	—	—	(7,703)
Proceeds from sale of common stock, net	9,200,000	92	232,620	—	—	—	—	—	232,712
Issuance of restricted stock	343,887	3	(3)	—	—	—	—	—	—
Amortization of share based compensation	—	—	15,088	—	—	—	—	—	15,088
Share grants to trustees	4,347	—	127	—	—	—	—	—	127
Shares acquired to satisfy statutory minimum federal and state tax obligations on vesting restricted stock	(211,983)	(2)	(6,105)	—	—	—	—	—	(6,107)
Forfeiture of restricted stock	(11,587)	—	—	—	—	—	—	—	—
Distribution to joint venture partner	—	—	—	—	—	—	(1,182)	(1,182)	(1,182)
Distributions on common shares and units	—	—	—	(136,334)	—	(931)	—	(931)	(137,265)
Balance at December 31, 2014	131,964,706	$1,319	$2,419,731	$(46,415)	$(13,644)	$11,198	$6,295	$17,493	$2,378,484

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$136,480	$114,179	$41,319
Adjustments to reconcile net income to cash flow provided by operating activities:
Gain on extinguishment of indebtedness	—	(5,708)	—
Loss on defeasance	804	—	—
Gain on sale of property	(353)	(2,081)	—
Gain on foreclosure	—	(4,863)	—
Depreciation and amortization	144,294	127,430	126,798
Amortization of deferred financing costs	4,298	4,484	5,452
Amortization of deferred management fees	954	1,128	1,000
Accretion of interest income on investment in loans	(248)	(513)	—
Impairment loss	9,200	—	896
Loss on disposal	—	—	634
Share grants to trustees	127	124	160
Amortization of share based compensation	15,088	13,078	8,626
Deferred income taxes	(642)	(839)	(87)
Changes in assets and liabilities:
Hotel and other receivables, net	(2,122)	716	(2,493)
Prepaid expense and other assets	(3,513)	2,924	(5,851)
Accounts payable and other liabilities	(5,096)	(114)	(3,992)
Advance deposits and deferred revenue	(526)	1,030	3,503
Accrued interest	88	411	169
Net cash flow provided by operating activities	298,833	251,386	176,134
Cash flows from investing activities:
Acquisition of hotel and other properties, net of cash acquired	(631,640)	(208,195)	(247,049)
Purchase deposits, net	7,246	2,664	(9,910)
Proceeds from principal payments on investment in loans	—	—	207
Improvements and additions to hotel and other properties	(118,787)	(61,077)	(129,235)
Additions to property and equipment	(47)	(185)	(342)
Proceeds from sale of property	132,669	2,369	—
Releases from restricted cash reserves, net	(624)	2,357	22,501
Net cash flow used in investing activities	(611,183)	(262,067)	(363,828)
Cash flows from financing activities:
Borrowings under revolving credit facility	292,500	205,500	101,000
Repayments under revolving credit facility	(292,500)	(221,500)	(85,000)
Borrowings on term loans	175,000	450,000	400,000
Proceeds from mortgage loans	143,000	150,000	85,000
Payment of mortgage principal	(170,722)	(577,441)	(429,084)
Repurchase of common shares	(6,107)	(4,034)	(2,345)
Distributions on common shares	(125,143)	(97,316)	(68,752)
Distributions on Operating Partnership units	(878)	(736)	(551)
Payment of deferred financing costs	(4,120)	(4,952)	(6,944)
Distribution to joint venture partner	(1,182)	—	—
Proceeds from issuance of common shares	232,712	327,547	—
Net cash flow provided by (used in) financing activities	242,560	227,068	(6,676)
Net change in cash and cash equivalents	(69,790)	216,387	(194,370)
Cash and cash equivalents, beginning of period	332,248	115,861	310,231
Cash and cash equivalents, end of period	$262,458	$332,248	$115,861
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

Substantially all of the Company’s assets are held by, and all of its operations are conducted through RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2014, there were 132,858,706 units of limited partnership interest in the Operating Partnership (“OP units”) outstanding and the Company owned, through a combination of direct and indirect interests, 99.3% of the outstanding OP units. The Company qualified and elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the portion of its taxable year ending December 31, 2011.

As of December 31, 2014, the Company owned 146 properties, comprised of 144 hotels with approximately 22,900 rooms and two planned hotel conversions, located in 21 states and the District of Columbia and an interest in one mortgage loan secured by a hotel.  The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its properties, with the exception of the DoubleTree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 98.1% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to this hotel. An independent operator manages each property.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries, including joint ventures. All intercompany balances have been eliminated in consolidation.
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

Reporting Periods

As of December 31, 2014, the Company owned five hotels that were managed by affiliates of Marriott International (“Marriott”).  Beginning January 1, 2013, the Company’s hotels managed by Marriott were accounted for on a calendar year basis.  Prior to January 1, 2013, the Company’s hotels managed by Marriott were accounted for on a fiscal year comprised of 52 or 53 weeks ending on the Friday closest to December 31. The Company’s results for the years ended December 31, 2012 include the results of operations for the Company’s Marriott-managed hotels for the 52-week period ended December 28, 2012.
Risks and Uncertainties
During the last economic recession, the Company experienced reduced demand for its hotel rooms and services. While uncertainty over the expected economic growth may impact the lodging industry and the Company's financial results and growth, the Company remains cautiously optimistic that its future financial results and growth will benefit from current economic conditions and favorable lodging fundamentals.
At December 31, 2014, the Company owned hotels located in the New York, New York, Chicago, Illinois, Austin, Texas, Denver-Boulder, Colorado, Houston, Texas, and the Baltimore, Maryland-Washington, D.C. metropolitan areas that accounted for 13.7%, 10.0% and 8.3%, 7.3%, 5.7%, and 5.2%, respectively, of our total revenue. As a result, the Company is susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand.

At December 31, 2014, the Company owned 93, 31 and 15 hotels that operate under Marriott, Hilton and Hyatt brands, respectively. As a result, the Company is subject to the potential risks associated with the concentration of its hotels under a limited number of brands. A negative public image or other adverse event that becomes associated with either of these brands could adversely affect hotels operated under the respective brand. If any of these brands suffers a significant decline in appeal to the traveling public, the revenues and profitability of the Company's branded hotels could be adversely affected.
The Company owns 93 hotels that are managed by White Lodging Services Corporation ("WLS"). As a result, the Company is subject to the potential risks associated with the concentration of the majority of our hotels under a single management company. A negative public image or other adverse event that becomes associated with or impacts WLS could adversely affect the revenues and profitability of hotels that are managed by them.
Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net income, shareholders’ equity or cash flows.

Revenue Recognition

The Company’s revenue comprises hotel operating revenue, such as room revenue, food and beverage revenue and revenue from other hotel operating departments (such as telephone, parking and other guest services). These revenues are recorded net of any sales and occupancy taxes collected from guests. All rebates or discounts are recorded as a reduction in revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotels. All revenues are recorded on an accrual basis as earned. Appropriate allowances are made for doubtful accounts and are recorded as bad debt expenses. The allowances are calculated as a percentage of aged accounts receivable.  Cash received prior to guest arrival is recorded as an advance from the guest and recognized as revenue at the time of occupancy.

Incentive payments received pursuant to entry into management agreements are deferred and amortized into income over the life of the respective agreements.  In May 2012, the Company received an incentive payment of $4.0 million related to purchasing a hotel and entering into a franchise agreement, which is being recognized over the remaining term of the franchise agreement.  As of December 31, 2014, there was approximately $3.7 million remaining to be recognized.

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

The Company’s investments in hotels and other properties are carried at cost and are depreciated using the straight-line method over estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Intangibles arising from acquisitions are amortized using the straight-line method over the non-cancelable portion of the term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements are capitalized. Interest used to finance real estate under development is capitalized as an additional cost of development. Upon the sale or disposition of a property, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in gain or loss on disposal of hotel properties. Gain or loss from dispositions representing a strategic shift that had or will have a major effect on operations and final results will be presented as discontinued operations.

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

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and economy in general and the Company’s expected use of the underlying properties.  The assumptions and estimates about future cash flows and capitalization rates are complex and subjective.  Changes in economic and operating conditions that occur subsequent to a current impairment analysis and the Company’s ultimate use of the properties could impact these assumptions and result in future impairment charges with respect to the properties.

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
Deferred Financing Fees
Deferred financing fees relate to costs incurred to obtain long-term financing. Deferred financing fees are recorded at cost and are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the financing agreement, as applicable (see Note 6) and are included as a component of interest expense. The Company expenses unamortized deferred financing fees when the associated financing agreement is refinanced or repaid before maturity, unless criteria are met that would allow for the carryover of such costs to the refinanced agreement. For the years ended December 31, 2014, 2013 and 2012, approximately $4.3 million, $4.5 million and $5.4 million (excluding discontinued operations), respectively, of amortization expense was recorded as a component of interest expense. Accumulated amortization at December 31, 2014 and 2013 was approximately $6.8 million and $4.9 million, respectively.
Deferred Management Fees
In June 2006, the Company made a one-time payment of $20.0 million to WLS in consideration for the agreement of WLS to enter into new management agreements on terms favorable to the Company. This payment was recorded at cost, and is being amortized as a component of management fee expense over the 20-year initial term of the management agreement. For each of the years ended December 31, 2014, 2013 and 2012, approximately $1.0 million (excluding discontinued operations) of amortization expense was recorded for deferred management fees. As of December 31, 2014 and 2013, accumulated amortization was approximately $7.9 million and $7.7 million, respectively.
Comprehensive Income
Comprehensive income includes net income and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized gains and losses resulting from hedging activities.

Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense was approximately $3.7 million, $3.7 million and $4.4 million for the years ended December 31, 2014, 2013 and 2012 (excluding discontinued operations), respectively, and is included in other hotel operating expenses.
Transaction and Pursuit Costs
The Company incurs costs during the review of potential property acquisitions and dispositions, including legal fees, architectural costs, environmental reviews and market studies. These costs are expensed as incurred.
Derivative Financial Instruments
In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2014 and 2013, 89.4% and 87.0%, respectively, of the Company's borrowings were subject to variable rates. As of December 31, 2014 and 2013, after taking into consideration the effect of interest rate swaps, 16.0% and 30.8%, respectively, of the Company's borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following the Company's established risk management policies and procedures, including the use of derivatives. The Company utilizes derivative financial instruments to manage, or hedge, interest rate risk. The Company attempts to require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.
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
Gains and losses on derivatives determined to be effective hedges are reported in other comprehensive income (loss) and are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedged items is recognized in earnings in the current period. There was no ineffectiveness recorded on designated hedges during the years ended December 31, 2014 and 2013.
Distributions by the Company
The Company's board of trustees determines the amount of future distributions based upon various factors including operating results, economic conditions, other operating trends, the Company's financial condition and capital requirements, as well as minimum REIT distribution requirements. The Company's ability to make distributions is dependent on receipt of quarterly distributions from the Operating Partnership and the Operating Partnership's ability to make distributions is dependent upon the results of operations of the hotels.
Noncontrolling Interests
The consolidated financial statements include all subsidiaries controlled by the Company. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests in these subsidiaries are presented separately in the consolidated financial statements. As of December 31, 2014 the Company consolidated DBT Met Hotel Venture, LP, a majority-owned partnership that has a third-party, noncontrolling 1.9% ownership interest. The third-party partnership interest is included in noncontrolling interest in joint venture on the consolidated balance sheet. Profits and losses are allocated in proportion to each party's respective ownership interest.
As of December 31, 2014, the Company consolidates the Operating Partnership, which is a majority-owned partnership that has a third-party, noncontrolling 0.7% ownership interest. The third-party partnership interest is included in noncontrolling interest in Operating Partnership on the consolidated balance sheet. Profits and losses are allocated in proportion to each party's respective ownership interest.
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
The Company performs an annual review for any uncertain tax positions and, if necessary, will record expected future tax consequences of uncertain tax positions in the financial statements. At December 31, 2014 and 2013, the Company did not identify any uncertain tax positions.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The Company does not believe this ASU will have a material impact on its financial position, results of operations or cash flows.
3.              Investment in Hotels and Other Properties

Investment in hotels and other properties as of December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Land and land improvements	$706,497	$594,402
Buildings and improvements	3,005,390	2,866,849
Furniture, fixtures and equipment	498,126	485,531
Intangible assets	2,507	2,507
	4,212,520	3,949,289
Accumulated depreciation and amortization	(693,717)	(708,126)
Investment in hotel and other properties, net	$3,518,803	$3,241,163

For the years ended December 31, 2014, 2013 and 2012 depreciation and amortization expense related to investment in hotel and other properties was approximately $143.9 million, $126.8 million and $125.9 million (excluding discontinued operations), respectively.

Impairment

During the year ended December 31, 2014, the Company recorded an impairment loss of $9.2 million related to three hotels. The Company evaluated the recoverability of the carrying values of hotels given the current expectation to sell certain hotels before the end of their previously estimated useful lives. Based on an analysis of estimated undiscounted net cash flows, the Company concluded that the carrying values of three hotels were not recoverable. The Company estimated the fair value of the hotels using a widely accepted revenue multiple approach with significant unobservable inputs, including revenue growth projections and prevailing market multiples, from third party sources.

The Company determined that there was no impairment of any assets for the year ended December 31, 2013.

During the year ended December 31, 2012, the Company recorded an impairment loss of $0.9 million related to one hotel (recognized in discontinued operations). The Company evaluated the recoverability of the hotel’s carrying value given deteriorating operating results for the year ended December 31, 2012. Based on an analysis of estimated undiscounted net cash flow, the Company concluded that the carrying value of the hotel was not recoverable. The Company estimated the fair value of the hotel using a discounted cash flow analysis. In the analysis, the Company estimated the future net cash flows from the hotel, the expected useful life and holding period, and applicable capitalization and discount rates.

Held for Sale

In November 2014, the Company entered into a purchase and sale agreement to sell a portfolio of 20 hotel properties for an aggregate sale price of $230.3 million. At December 31, 2014, these hotel properties have been included in assets of hotel properties held for sale in the accompanying consolidated balance sheets. The transaction closed on February 23, 2015.

4.              Acquisition of Hotel and Other Properties

During the year ended December 31, 2014, the Company acquired a 100% interest in the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hyatt House Charlotte Center City	Charlotte, NC	March 12, 2014	Hyatt Affiliate	163	$32,496
Hyatt House Cypress Anaheim	Cypress, CA	March 12, 2014	Hyatt Affiliate	142	14,753
Hyatt House Emeryville San Francisco Bay Area	Emeryville, CA	March 12, 2014	Hyatt Affiliate	234	39,274
Hyatt House San Diego Sorrento Mesa	San Diego, CA	March 12, 2014	Hyatt Affiliate	193	35,985
Hyatt House San Jose Silicon Valley	San Jose, CA	March 12, 2014	Hyatt Affiliate	164	44,159
Hyatt House San Ramon	San Ramon, CA	March 12, 2014	Hyatt Affiliate	142	20,833
Hyatt House Santa Clara	Santa Clara, CA	March 12, 2014	Hyatt Affiliate	150	40,570
Hyatt Market Street The Woodlands	The Woodlands, TX	March 12, 2014	Hyatt Corporation	70	25,817
Hyatt Place Fremont Silicon Valley	Fremont, CA	March 12, 2014	Hyatt Affiliate	151	23,525
Hyatt Place Madison Downtown	Madison, WI	March 12, 2014	Hyatt Affiliate	151	35,088
Courtyard Portland City Center	Portland, OR	May 22, 2014	Sage Hospitality	256	67,000
Embassy Suites Irvine Orange County	Irvine, CA	May 22, 2014	Sage Hospitality	293	53,000
Hilton Cabana Miami Beach	Miami, FL	June 19, 2014	Highgate Hotels	231	71,700
Hyatt Atlanta Midtown	Atlanta, GA	July 14, 2014	Interstate Hotels and Resorts	194	49,500
DoubleTree Grand Key Resort (1)	Key West, FL	September 11, 2014	Interstate Hotels and Resorts	215	78,250
				2,749	$631,950
 _______________________________________________________________________________
(1) Purchase price includes $1.3 million paid for five condominium units.

During the year ended December 31, 2013, the Company acquired a 100% interest in the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Courtyard Houston Downtown Convention Center	Houston, TX	March 19, 2013	White Lodging Services	191	$34,308
Residence Inn Houston Downtown Convention Center	Houston, TX	March 19, 2013	White Lodging Services	171	29,421
SpringHill Suites Houston Downtown Convention Center (1)	Houston, TX	March 19, 2013	n/a	82	15,547
Courtyard Waikiki Beach	Honolulu, HI	June 17, 2013	Highgate Hotels	399	75,250
Courtyard San Francisco (1)	San Francisco, CA	June 21, 2013	n/a	150	29,475
Residence Inn Atlanta Midtown Historic (2)	Atlanta, GA	August 6, 2013	Interstate Hotels and Resorts	78	4,731
SpringHill Suites Portland Hillsboro	Hillsboro, OR	October 8, 2013	InnVentures	106	24,000
				1,177	$212,732
_______________________________________________________________________________

(1)	The property is not currently open for operations.

(2)
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

The allocation of purchase price for the properties acquired was as follows (in thousands):

	For the year ended December 31,
	2014	2013
Land and land improvements	$164,396	$30,989
Buildings and improvements	409,540	188,180
Furniture, fixtures and equipment	57,575	8,755
Intangible and other assets	439	650
Intangible and other liabilities	—	(3,695)
Above market ground lease	—	(7,878)
	631,950	217,001
Bargain purchase gain	—	(4,269)
Total purchase price	$631,950	$212,732

See Note 15 for detail of other assets acquired and liabilities assumed in conjunction with the Company’s acquisitions.

For the properties acquired during the year ended December 31, 2014 total revenues and net income from the date of acquisition through December 31, 2014 are included in the accompanying consolidated statements of operations as follows (in thousands):

For the year ended December 31,
2014
Total Revenue	$106,306
Net income	$18,773

For the properties acquired during the year ended December 31, 2013 total revenues and net income from the date of acquisition through December 31, 2013 are included in the accompanying consolidated statements of operations as follows (in thousands):

For the year ended December 31,
2013
Total Revenue	$28,330
Net income	$7,050

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

	For the year ended December 31,
	2014	2013
	(unaudited)
Total revenue	$1,151,088	$1,112,475
Net income attributable to common shareholders	$145,286	$141,102
Net income per share attributable to common shareholders - basic	$1.14	$1.20
Net income per share attributable to common shareholders - diluted	$1.13	$1.19
Weighted average number of shares outstanding - basic	127,360,669	117,950,066
Weighted average number of shares outstanding - diluted	128,293,843	118,738,626

5.              Disposal of Hotel Properties

During the year ended December 31, 2014, the Company disposed of 18 hotel properties in eight separate transactions for a total sale price of approximately $137.8 million. In conjunction with these transactions, the Company recorded a $0.4 million gain on disposal, which is included in the accompanying consolidated statement of operations. Additionally, the Company completed a legal defeasance of the mortgage indebtedness secured by three of the properties that were sold. The cost of the defeasance was approximately $0.8 million, which is included in interest expense in the accompanying consolidated statement of operations.

The following table provides a list of properties that were disposed of during the year ended December 31, 2014:

Property Name	Location	Disposal Date	Rooms
Courtyard Denver Southwest Lakewood	Lakewood, CO	February 20, 2014	90
Residence Inn Denver Southwest Lakewood	Lakewood, CO	February 20, 2014	102
Hyatt House Colorado Springs	Colorado Springs, CO	February 20, 2014	125
SpringHill Suites Gainesville	Gainesville, FL	February 20, 2014	126
Residence Inn Indianapolis Airport	Indianapolis, IN	February 20, 2014	95
Fairfield Inn & Suites Indianapolis Airport	Indianapolis, IN	February 20, 2014	86
Courtyard Grand Rapids Airport	Kentwood, MI	February 20, 2014	84
Hampton Inn Suites Las Vegas Red Rock Summerlin	Las Vegas, NV	February 20, 2014	106
Courtyard Austin University Area	Austin, TX	February 20, 2014	198
Fairfield Inn & Suites Austin University Area	Austin, TX	February 20, 2014	63
Hyatt House Dallas Richardson	Richardson, TX	February 20, 2014	130
Hilton Garden Inn St. George	St. George, UT	February 25, 2014	150
Hilton Mystic	Mystic, CT	March 26, 2014	182
Holiday Inn Austin NW Arboretum Area	Austin, TX	June 18, 2014	194
Courtyard Benton Harbor St Joseph	Benton Harbor, MI	December 16, 2014	98
Courtyard Valparaiso	Valparaiso, IN	December 17, 2014	111
Courtyard Merrillville	Merrillville, IN	December 18, 2014	112
Courtyard Fort Wayne	Fort Wayne, IN	December 19, 2014	142
		Total	2,194

During 2013, the Company disposed of three properties in three separate transactions. The operating results for the year ended December 31, 2013 for these properties are included in discontinued operations in the accompanying consolidated statement of operations.

Property Name	Location	Disposal Date	Rooms
SpringHill Suites Southfield (1)	Southfield, MI	May 30, 2013	84
Courtyard Goshen (2)	Goshen, IN	August 28, 2013	91
Fairfield Inn & Suites Memphis	Memphis, TN	November 18, 2013	63
		Total	238
_______________________________________________________________________________

(1)
In November 2011, the Company elected to cease the subsidization of debt service on the mortgage loan secured by the SpringHill Suites Southfield, Michigan. In January 2012, the Company received notice of an event of default for failure to make the required monthly payments. Under the terms of the mortgage loan, the lender received the monthly net cash from operations from the hotel. In December 2012, the Company entered into a deed in lieu of foreclosure agreement with the lender, providing for a consensual transfer of the property to the lender or its designee.  On May 30, 2013, the Company transferred title to the hotel to the lender pursuant to the deed in lieu of foreclosure arrangement.  The Company recorded a gain on extinguishment of indebtedness of approximately $2.4 million to discontinued operations at that time.

(2)
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

Operating results of discontinued operations were as follows (in thousands):

	For the year ended December 31,
	2013	2012
Operating revenue	$2,950	$4,520
Operating expense	(2,930)	(4,459)
Operating income	20	61
Impairment loss	—	(896)
Interest expense	(373)	(1,308)
Loss from discontinued operations before gain on sale	(353)	(2,143)
Gain on sale of property	2,081	—
Gain on extinguishment of indebtedness	5,708	—
Net income (loss) from discontinued operations	$7,436	$(2,143)

6.              Debt

Credit Facilities

The Company has in place the following unsecured credit agreements:

•	$300.0 million revolving credit facility with a scheduled maturity date of November 20, 2016 with a one-year extension option if certain conditions are satisfied (the "Revolver");

•	$400.0 million term loan with a scheduled maturity date of March 20, 2019 (which was originally scheduled to mature in 2017) (the "2012 Five-Year Term Loan");

•	$225.0 million term loan with a scheduled maturity date of November 20, 2019 (the "2012 Seven-Year Term Loan");

•	$400.0 million term loan with a scheduled maturity date of August 27, 2018 (the "2013 Five-Year Term Loan"); and

•	$150.0 million term loan with a scheduled maturity date of January 22, 2022 (the "2014 Seven-Year Term Loan").

The 2014 Seven-Year Term loan, the 2012 Five-Year Term Loan, the 2012 Seven-Year Term Loan and the 2013 Five-Year Term Loan are collectively the "Term Loans". The credit agreements for these loans require that a group of no less than 20 of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The credit agreements contain certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of December 31, 2014, the Company was in compliance with all financial covenants.

In 2012, the Company incurred $5.2 million in fees related to the Revolver, the 2012 Five-Year Term Loan and the 2012 Seven-Year Term Loan. In 2013, the Company incurred $3.0 million in fees related to the 2013 Five-Year Term Loan and the Seven-Year Term Loan amendment. In 2014, the Company incurred $2.9 million in fees related to the 2014 Seven-Year Term Loan and the amendments of the 2012 Five-Year Term Loan and the 2013 Five-Year Term Loan.

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

Under the terms of the credit agreement for the Revolver, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the Revolver.  The Company will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit reduce the available borrowings on the Revolver by a corresponding amount.  No standby letters of credit were outstanding at December 31, 2014. The Company also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans reduce the available borrowings under the Revolver by a corresponding amount.  No swingline loans were outstanding at December 31, 2014.

  As of December 31, 2014 and for the years ended December 31, 2014, 2013 and 2012, details of the credit facilities are as follows (in thousands):

				Interest expense for the year ended December 31,
	Outstanding borrowings at December 31, 2014	Maturity Date	Interest Rate at December 31, 2014 (1)	2014	2013	2012
Revolver (2)(3)	$—	November 2016	n/a	$1,177	$1,222	$158
2013 Five-Year Term Loan (4)	400,000	August 2018	3.07%	12,264	3,850	—
2012 Five-Year Term Loan (5)	400,000	March 2019	2.37%	6,902	5,453	662
2012 Seven-Year Term Loan (6)	225,000	November 2019	4.04%	9,217	5,049	359
2014 Seven-Year Term Loan (7)	—	January 2022	n/a	—	—	—
Prior Credit Facility (8)	—		n/a	—	—	2,345
Total	$1,025,000			$29,560	$15,574	$3,524
_______________________________________________________________________________

(1)	Interest rate at December 31, 2014 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)	At December 31, 2014 there was $300.0 million of borrowing capacity on the Revolver.

(3)	Includes the unused facility fee of $1.0 million, $1.0 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(4)	Includes interest expense related to an interest rate hedge of $5.1 million and $1.6 million for years ended December 31, 2014 and 2013, respectively.

(5)	Includes interest expense related to an interest rate hedge of $0.2 million for the year ended December 31, 2014.

(6)	Includes interest expense related to an interest rate hedge of $4.2 million and $1.3 million for years ended December 31, 2014 and 2013, respectively.

(7)	At December 31, 2014 there was $150.0 million of borrowing capacity on the 2014 Seven-Year Term Loan.

(8)
The Company entered into an unsecured revolving credit facility (the "Prior Credit Facility") on June 20, 2011. On November 20, 2012, the Prior Credit Facility was amended and restated in its entirety and replaced with the Revolver and 2012 Five-Year Term Loan. Includes the unused facility fee of $0.7 million for the year ended December 31, 2012.

Mortgage Loans

As of December 31, 2014 and December 31, 2013, the Company was subject to the following mortgage loans (in thousands):

						Principal balance at,
Lender	Number of Assets Encumbered	Interest Rate at December 31, 2014 (1)		Maturity Date		December 31, 2014	December 31, 2013
Capmark Financial Group	1	5.55%		May 2015	(2)	$10,513	$10,916
Capmark Financial Group	1	5.55%		June 2015	(2)	4,561	4,736
Barclay's Bank	12	5.55%		June 2015	(2)	107,544	111,632
Barclay's Bank	4	5.60%		June 2015	(2)	26,775	27,804
Capmark Financial Group	1	5.50%		July 2015	(2)	6,214	6,450
Barclay's Bank	1	5.44%		Sept 2015	(2)	10,140	10,521
PNC Bank (3)	5	2.51%	(4)	May 2016	(5)	74,000	85,000
Wells Fargo (6)	4	4.19%	(4)	Sept 2016	(7)	150,000	150,000
Wells Fargo	4	4.06%	(4)	October 2017	(7)	143,000	—
Wells Fargo				October 2014		—	142,000
Capmark Financial Group				April 2015		—	4,068
Barclay's Bank				June 2015		—	2,475
Barclay's Bank				June 2015		—	4,063
	33					$532,747	$559,665
_______________________________________________________________________________

(1)	Interest rate at December 31, 2014 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)	The Company is currently evaluating its options for repayment of these mortgage loans.

(3)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(4)	Requires payments of interest only until the commencement of the extension period(s).

(5)	Maturity date may be extended for one one-year term at the Company’s option, subject to certain lender requirements.

(6)	Two of the four hotels encumbered by the Wells Fargo loans are cross-collateralized.

(7)	Maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

Some mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these covenants at December 31, 2014 and December 31, 2013.

 Future Minimum Principal Payments

As of December 31, 2014, future minimum principal payments on debt were as follows (in thousands):

2015	$165,747
2016	224,000
2017	143,000
2018	400,000
2019	625,000
Thereafter	—
$1,557,747

7.              Derivatives and Hedging

The Company employs derivative financial instruments to hedge against interest rate fluctuations. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive income (loss), a component of shareholders’ equity.  Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period.  For derivative instruments not designated as hedging instruments, unrealized gains or losses are recognized in earnings in the current period. At December 31, 2014, all derivative instruments were designated as cash flow hedges.

At December 31, 2013 the fair value of interest rate swap assets of $3.2 million was included in prepaid expenses and other assets in the accompanying consolidated balance sheets.  At December 31, 2014 and December 31, 2013, the aggregate fair value of interest rate swap liabilities of $13.6 million and $9.1 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2014 and December 31, 2013, the Company had entered into the following interest rate swaps (in thousands):

	Notional value at				Fair value at
Hedge type	December 31, 2014	December 31, 2013	Hedge interest rate	Maturity	December 31, 2014	December 31, 2013
Swap-cash flow	$275,000	$275,000	1.12%	November 2017	$(232)	$3,161
Swap-cash flow	175,000	175,000	1.56%	March 2018	(2,182)	(1,866)
Swap-cash flow	175,000	175,000	1.64%	March 2018	(2,596)	(2,406)
Swap-cash flow	16,500	16,500	1.83%	September 2018	(315)	(238)
Swap-cash flow	16,500	16,500	1.75%	September 2018	(270)	(181)
Swap-cash flow	40,500	40,500	1.83%	September 2018	(772)	(585)
Swap-cash flow	41,500	41,500	1.75%	September 2018	(678)	(456)
Swap-cash flow	18,000	18,000	1.83%	September 2018	(343)	(260)
Swap-cash flow	17,000	17,000	1.75%	September 2018	(278)	(187)
Swap-cash flow	125,000	125,000	2.02%	March 2019	(3,073)	(1,838)
Swap-cash flow	100,000	100,000	1.94%	March 2019	(2,145)	(1,085)
Swap-cash flow	50,000	—	1.80%	October 2020	(242)	—
Swap-cash flow	50,000	—	1.85%	October 2020	(387)	—
Swap-cash flow	43,000	—	1.77%	October 2020	(131)	—
	$1,143,000	$1,000,000			$(13,644)	$(5,941)

As of December 31, 2014 and December 31, 2013, there was approximately $13.6 million and $5.9 million, respectively, in unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on designated hedges during the years ended December 31, 2014 and 2013. For the years ended December 31, 2014 and 2013, approximately $12.4 million and $3.7 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense.

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

Fair Value of Financial Instruments

The Company used the following market assumptions and/or estimation methods:

•
Cash and cash equivalents, restricted cash, hotel and other receivables, accounts payable and other liabilities - The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value because of their short maturities.

•
Variable rate mortgage notes payable and borrowings under the Revolver and Term Loans - The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value, as they bear interest at market rates.  The Company determined that its variable rate mortgage notes payable and borrowings under the Revolver and Term Loans are classified in Level 3 of the fair value hierarchy.

•
Fixed rate mortgage notes payable - The fair value estimated at December 31, 2014 and 2013 of $171.1 million and $188.0 million, respectively, is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan to value ratios. As a result, the Company determined that its fixed rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.  The carrying value of fixed rate mortgage notes payable at December 31, 2014 and 2013 was $165.7 million and $182.7 million, respectively.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$—	$—	$—
Interest rate swap liability	$—	$(13,644)	$—	$(13,644)
Total	$—	$(13,644)	$—	$(13,644)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$3,161	$—	$3,161
Interest rate swap liability	$—	$(9,102)	$—	$(9,102)
Total	$—	$(5,941)	$—	$(5,941)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

9.       Commitments and Contingencies

Ground Leases

The Residence Inn Chicago Oak Brook is subject to a ground lease with an initial term that expires on March 6, 2100. During the initial term of the ground lease, the total rent is $1.6 million, which was paid in a lump sum upon commencement of the ground lease in 2001. After the initial term, we may extend the ground lease for an additional renewal term of 99 years for $1. Under certain circumstances set forth in the ground lease, we have the option to acquire the land underlying the Residence Inn Chicago Oak Brook.

The Marriott Louisville Downtown is subject to a ground lease with an initial term extending out to 2053. The ground lease may be extended for up to four additional twenty-five year terms at the Company's option. The annual ground rent is one dollar; however, the property is subject to an annual profit participation payment based on net income as calculated based on the terms of the ground lease. For the years ended December 31, 2014, 2013 and 2012, no liability was incurred for profit participation.

The Courtyard Austin Downtown Convention Center and Residence Inn Austin Downtown Convention Center are subject to a ground lease with a term extending to 2100. The annual ground rent is $0.4 million; however, the properties are subject to an annual profit participation payment based on gross revenue as calculated based on the terms of the ground lease. For the years ended December 31, 2014, 2013 and 2012, approximately $0.5 million, $0.5 million and $0.3 million, respectively, was incurred for contingent rent.

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

The Hilton Garden Inn Bloomington is subject to an agreement to lease parking spaces with an initial term extending to 2033. The agreement to lease parking spaces may be extended if certain events occur. The agreement provides for a monthly rental payment based on city ordinance rates (at December 31, 2014, 2013 and 2012 the rate was de minimis) and the number of parking spaces reserved for the exclusive use of the hotel, plus amounts based on actual usage in excess of the reserved spaces. For each of the years ended December 31, 2014, 2013 and 2012, approximately $0.1 million of rent was paid.

The Hampton Inn Garden City is subject to a ground lease with an initial term extending to 2016. The lease is associated with an agreement for payment in lieu of taxes and will revert to fee simple ownership at the end of the ground lease. A de minimis rent payment is to be paid annually. In addition, an annual compliance fee of $1 is required under the terms of the ground lease.

The Courtyard Charleston Historic District is subject to a ground lease with a term extending to 2096. The annual ground rent is $0.8 million until 2021, after which the annual base rent increases periodically during the term of the ground lease to a maximum of $1.0 million. The annual ground rent expense is recognized on a straight-line basis. In addition to base rent, the property is subject to a contingent rent payment based on gross quarterly collected room revenue (for no more than 126 rooms per night), as calculated based on the terms of the ground lease. For the years ended December 31, 2014, 2013 and 2012, approximately $0.1 million, $0.1 million and $0.1 million, respectively, was incurred for contingent rent.

The Courtyard Waikiki Beach is subject to a ground lease with a term extending to 2112.  The annual ground rent is $3.5 million through 2016, after which the annual rent shall increase by the increase, if any, in the Consumer Price Index (“CPI”) from the immediately preceding calendar year.  The increase is limited to 5.0% per annum for the first 10 years in which the annual rent is subject to increase, and 6.0% per annum during the seven subsequent years in which the annual rent is subject to increase.  Thereafter, there is no cap on the increase in the CPI.  The acquisition of the Courtyard Waikiki Beach resulted in an above market ground lease intangible of $7.9 million, which is being amortized over the term of the ground lease as a reduction to ground rent expense. For the years ended December 31, 2014 and 2013, $3.5 million and $1.8 million, respectively, of ground rent expense was incurred.  There was no ground rent expense in 2012 as this property was acquired in 2013.

As of December 31, 2014, future minimum ground lease payments are as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Future minimum ground lease payments	$4,650	$4,650	$4,650	$4,650	$4,650	$424,143	$447,393

 Restricted Cash Reserves

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve restricted cash ranging from 1.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some loan agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of December 31, 2014 and December 31, 2013, approximately $63.1 million and $62.4 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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
Management Agreements
As of December 31, 2014, 144 of the Company's hotel properties were operated pursuant to long-term agreements with initial terms ranging from 3 to 25 years, with 16 management companies as follows in the table below. This number includes five and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively.

Management Company	Number of Hotels
Aimbridge Hospitality	2
Concord Hospitality Enterprises Company	1
Crescent Hotels and Resorts	1
Crestline Hotels and Resorts	1
Davidson Hotels and Resorts	1
Embassy Suites Management	3
HEI Hotels and Resorts	1
Highgate Hotels	6
Hyatt Corporation and affiliates	10
Interstate Hotels and Resorts (1)	10
InnVentures	1
K Partners Hospitality Group	1
Marriott Hotel Services	5
Sage Hospitality	4
Urgo Hotels	4
WLS	93
144
_______________________________________________________________________________

(1)	Includes agreements entered into with Noble Management Group, a wholly-owned subsidiary of Interstate Hotels and Resorts.
Each management company receives a base management fee generally between 2.5% and 4.0% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally between 5.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on their investment in the hotel.
For the years ended December 31, 2014, 2013 and 2012, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $43.2 million, $35.0 million and $29.9 million, respectively, (excluding discontinued operations).

Franchise Agreements
As of December 31, 2014, 129 of the Company's hotel properties are operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes five and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively. Franchise agreements allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of between 1.0% and 3.0% of food and beverage revenues. For the years ended December 31, 2014, 2013 and 2012, the Company incurred franchise fee expense of approximately $71.6 million, $64.2 million and $55.4 million, respectively (excluding discontinued operations), which is included in other property operating expense in the accompanying consolidated statement of operations.

10. Equity
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
 On May 22, 2014, the Company issued and sold 9,200,000 common shares of beneficial interest, $0.01 par value per share, at a price per share of $26.45, for total gross proceeds of $243.3 million. The Company received aggregate net proceeds of approximately $232.7 million.
Preferred Shares of Beneficial Interest
Under the declaration of trust of the Company, the total number of shares initially authorized for issuance was 10,000 preferred shares. On May 5, 2011, the declaration of trust was amended to authorize the issuance of up to 50,000,000 preferred shares. As of both December 31, 2014 and 2013, respectively, there were no preferred shares of beneficial interest outstanding.
Noncontrolling Interest in Joint Venture
As of December 31, 2014, the Company consolidated DBT Met Hotel Venture, LP, a majority-owned limited partnership that has a third-party partner that owns a noncontrolling 1.9% ownership interest. The third-party partnership interest is included in noncontrolling interest in joint venture on the balance sheet.
Noncontrolling Interest in Operating Partnership
The Company consolidated its Operating Partnership, a majority owned limited partnership that has a noncontrolling ownership interest and is included in noncontrolling interest in Operating Partnership on the balance sheet. As of December 31, 2014, the Operating Partnership had 132,858,706 OP units outstanding, of which 99.3% were owned by the Company and its subsidiaries and 0.7% were owned by other limited partners.
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

A summary of the non-vested shares as of December 31, 2014, 2013 and 2012 is as follows:

	2014		2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1,	932,800	$18.99	1,013,673	$17.80	970,288	$17.93
Granted (1)	348,234	24.46	383,187	21.25	445,176	17.23
Vested (1)	(537,988)	19.44	(458,808)	18.24	(374,913)	17.46
Forfeited	(11,587)	22.89	(5,252)	20.07	(26,878)	17.80
Unvested at December 31,	731,459	$21.21	932,800	$18.99	1,013,673	$17.80
_______________________________________________________________________________

(1)
For the years ended December 31, 2014, 2013 and 2012, respectively, includes 4,347, 5,357 and 8,530 unrestricted shares issued in lieu of cash compensation to non-employee trustees at a weighted average grant date fair value of $29.31, $23.20 and $18.75, respectively.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately $10.6 million, $8.6 million and $6.7 million, respectively, of share-based compensation expense related to restricted share awards.  As of December 31, 2014, there was $14.2 million of total unrecognized compensation costs related to non-vested share awards and these costs are expected to be primarily recognized over a weighted-average period of 2.2 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the years ended December 31, 2014, 2013 and 2012 was approximately $15.5 million, $10.5 million and $6.5 million, respectively.

Performance Units

The Company awarded performance units to certain employees under the 2011 Plan.  The performance units vest over a four-year period, including three years of performance-based vesting ("measurement period") plus an additional one year of time-based vesting.

As of December 31, 2014, there were 1.0 million unvested performance units outstanding with a weighted average grant date fair value of $15.36 per performance unit.

For the year ended December 31, 2014, 2013 and 2012, the Company recognized $4.5 million, $4.5 million and $1.9 million, respectively, of share-based compensation expense related to performance unit awards.  As of December 31, 2014, there was $4.5 million of total unrecognized compensation cost related to the performance units and these costs are expected to be recognized over a weighted-average period of 1.1 years.

As of December 31, 2014, there were 2,741,480 common shares available for future grant under the 2011 Plan.  Any performance units that convert into restricted shares will reduce the number of common shares available for future grant under the 2011 Plan.

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

For the years ended December 31, 2014 and 2012 no earnings representing undistributed earnings were allocated to participating shares because the Company paid dividends in excess of net income. For the year ended December 31, 2013, approximately $0.1 million represented undistributed earnings that were allocable to participating shares.

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the years ended December 31, 2014, 2013 and 2012, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the year ended December 31,
	2014	2013	2012
Numerator:
Income from continuing operations attributable to common shareholders, including gain on disposal of hotel properties	$135,441	$105,539	$43,423
Add: Income (loss) from discontinued operations	—	7,382	(2,125)
Net income attributable to common shareholders	135,441	112,921	41,298
Less: Dividends paid on unvested restricted shares	(951)	(936)	(802)
Less: Undistributed earnings attributable to unvested restricted shares	—	(61)	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$134,490	$111,924	$40,496
Denominator:
Weighted-average number of common shares - basic	127,360,669	117,950,066	105,423,604
Unvested restricted shares	316,020	251,217	59,587
Unvested performance units	617,154	537,343	265,495
Weighted-average number of common shares - diluted	128,293,843	118,738,626	105,748,686

Basic per common share data:
Net income per share attributable to common shareholders before discontinued operations - basic	$1.06	$0.89	$0.40
Discontinued operations	—	0.06	(0.02)
Net income per share attributable to common shareholders - basic	$1.06	$0.95	$0.38

Diluted per common share data:
Net income per share attributable to common shareholders before discontinued operations - diluted	$1.05	$0.88	$0.40
Discontinued operations	—	0.06	(0.02)
Net income per share attributable to common shareholders - diluted	$1.05	$0.94	$0.38

13. Income Taxes
For federal income tax purposes, the cash distributions paid for the years ended December 31, 2014 and 2013 are characterized as follows:

	For the Years Ended December 31,
	2014	2013
Common distributions
Ordinary income	100.0%	100.0%
Return of capital	—	—
Capital gains	—	—
	100.0%	100.0%
The components of the income tax provision from continuing operations are as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Current:
Federal	$(244)	$(323)	$(50)
State	(1,543)	(1,439)	(1,381)
Deferred:
Federal	572	830	64
State	70	53	(2)
Total net tax expense	$(1,145)	$(879)	$(1,369)
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations for the years ended December 31, 2014, 2013 and 2012 as a result of the following differences (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Expected federal tax expense at statutory rate	$(47,906)	$(40,271)	$(14,952)
Tax impact of REIT election	45,842	37,230	22,618
Expected tax (expense) benefit at TRS	(2,064)	(3,041)	7,666
Change in valuation allowance	2,203	3,612	(8,741)
State income (expense) benefit, net of federal tax benefit	(1,273)	(1,345)	595
Impact of rate change	42	(94)	146
Other permanent items	(418)	(443)	(394)
Impact of acquired tax attributes	(5)	361	(361)
Impact of provision to return	370	71	(280)
Income tax expense	$(1,145)	$(879)	$(1,369)

Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following (in thousands):

	December 31,
	2014	2013
Deferred tax liabilities:
Property and equipment	$(5,354)	$(1,787)
Prepaid expenses	(2,362)	(1,662)
Other - deferred tax liabilities	(163)	(99)
Deferred tax liabilities	$(7,879)	$(3,548)

Deferred tax assets:
Property and equipment	$—	$515
Deferred revenue - key money	1,429	1,478
Incentive and vacation accrual	2,627	2,325
Allowance for doubtful accounts	65	92
Other - deferred tax assets	191	285
Other carryforwards	158	106
Net operating loss carryforwards	54,355	51,254
Valuation allowance	(51,323)	(53,526)
Deferred tax assets	$7,502	$2,529
The Company recorded a valuation allowance of approximately $51.3 million and $53.5 million related to its net operating loss, or NOL, carryforwards and other deferred tax assets at December 31, 2014 and 2013, respectively, as the Company believed it was more likely than not that it would not realize the benefits associated with these NOLs and other deferred tax assets. The ability to carry forward the tax benefit of NOLs of approximately $54.4 million will begin to expire in 2026 for federal tax purposes and during the period from 2016 to 2026 for state tax purposes if not utilized. The Company’s TRS entities experienced a change of control as defined in Section 382 of the Code, the TRS’s ability to utilize NOLs in the years after the change in control will be limited.
The Company owns subsidiary TRSs which are not part of a consolidated tax return, these deferred tax assets and liabilities are presented on a combined basis and are not subject to a valuation allowance.
The net current and non-current components of deferred income taxes included in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2014	2013
Current net deferred tax assets	$616	$263
Current net deferred tax liabilities	(2,524)	(1,761)
Non-current net deferred tax assets	6,886	2,266
Non-current net deferred tax liabilities	(5,355)	(1,787)
Net deferred tax liability	$(377)	$(1,019)
The Company had no accruals for tax uncertainties as of December 31, 2014 and December 31, 2013.
14. Segment Information
The Company separately evaluates the performance of each of its hotels. However, because each of the hotels has similar economic characteristics, facilities, and services, the properties have been aggregated into a single operating segment.

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2014	2013	2012
Interest paid, net of capitalized interest	$52,424	$59,826	$79,376

Income taxes paid	$2,111	$1,420	$1,598

Supplemental investing and financing transactions:
In conjunction with the acquisitions, the Company recorded the following:
Purchase of real estate	$631,950	$228,573	$247,158
Accounts receivable	807	740	164
Other assets	1,671	957	728
Advance deposits	(659)	(313)	(224)
Accounts payable and other liabilities	(2,129)	(12,168)	(777)
Receipt of assets in full satisfaction	—	(4,731)	—
Gain on foreclosure	—	(4,863)	—
Acquisition of hotel and other properties	$631,640	$208,195	$247,049

In conjunction with the dispositions, the Company recorded the following:
Disposal of hotel properties	$137,829	$2,500	$—
Closing costs	(3,634)	(140)	—
Operating prorations	(1,526)	9	—
Proceeds from the disposal of hotel properties, net	$132,669	$2,369	$—

Supplemental non-cash transactions:
Change in fair market value of designated interest rate swaps	$(7,703)	$(5,941)	$1,326

Accrued capital expenditures	$9,641	$10,610	$4,563

Distributions payable	$42,114	$30,870	$22,392

16.       Subsequent Events

In February 2015, the Company sold 20 properties for a total sales price of approximately $230.3 million.

17. Quarterly Operating Results (unaudited)
The Company's unaudited condensed consolidated quarterly operating data for the years ended December 31, 2014 and 2013 follows (in thousands, except share and per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotels enterprises are not indicative of results to be achieved in succeeding years or quarters. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareholders' equity and cash flows for a period of several years.

	Year ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$236,373	$295,047	$297,666	$280,111
Income from continuing operations, including gain on disposal of hotel properties	$11,985	$53,361	$37,064	$34,070
Net income attributable to common shareholders	$11,932	$52,904	$36,760	$33,845
Comprehensive income	$10,571	$45,991	$42,327	$28,849
Basic per share data:
Income from continuing operations, including gain on disposal of hotel properties	$0.10	$0.42	$0.28	$0.26
Net income attributable to common shareholders	$0.10	$0.42	$0.28	$0.26
Diluted per share data:
Income from continuing operations, including gain on disposal of hotel properties	$0.10	$0.42	$0.28	$0.25
Net income attributable to common shareholders	$0.10	$0.42	$0.28	$0.25
Basic weighted average common shares outstanding	121,740,962	125,260,607	131,106,440	131,189,673
Diluted weighted average common shares outstanding	122,867,755	126,475,051	132,386,843	132,186,832

	Year ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$214,870	$260,823	$252,116	$242,571
Income from continuing operations	$8,803	$38,571	$33,774	$25,595
Discontinued operations	$(219)	$2,410	$3,158	$2,087
Net income attributable to common shareholders	$8,491	$40,510	$36,475	$27,445
Comprehensive income	$8,016	$45,514	$20,513	$32,937
Basic per share data:
Income from continuing operations	$0.08	$0.32	$0.28	$0.21
Discontinued operations	$—	$0.02	$0.03	$0.01
Net income attributable to common shareholders	$0.08	$0.34	$0.31	$0.22
Diluted per share data:
Income from continuing operations	$0.08	$0.32	$0.27	$0.21
Discontinued operations	$—	$0.02	$0.03	$0.01
Net income attributable to common shareholders	$0.08	$0.34	$0.30	$0.22
Basic weighted average common shares outstanding	106,815,375	121,520,253	121,594,219	121,667,166
Diluted weighted average common shares outstanding	107,423,195	122,280,431	122,750,121	122,540,253

RLJ Lodging Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014
(amounts in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2014
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Marriott Austin South	$—	$2,253	$16,522	$1,429	$2,253	$17,951	$20,204	$3,760	2006	15 - 40 years
Marriott Denver South @ Park Meadows	—	5,385	39,488	1,938	5,385	41,426	46,811	8,756	2006	15 - 40 years
Marriott Louisville Downtown	73,000	—	89,541	3,547	—	93,088	93,088	19,417	2006	15 - 40 years
Marriott Chicago Midway	—	4,464	32,736	1,900	4,474	34,626	39,100	7,320	2006	15 - 40 years
Renaissance Boulder Flatiron Hotel	—	4,440	32,557	1,569	4,460	34,106	38,566	7,132	2006	15 - 40 years
Renaissance Fort Lauderdale Plantation Hotel	—	4,842	35,517	1,863	4,842	37,380	42,222	7,785	2006	15 - 40 years
Courtyard Austin Northwest Arboretum	—	1,443	10,585	1,489	1,446	12,071	13,517	2,483	2006	15 - 40 years
Courtyard Austin South	4,780	1,530	11,222	1,324	1,533	12,543	14,076	2,602	2006	15 - 40 years
Courtyard Chicago Downtown Magnificent Mile	31,695	8,140	59,696	2,360	8,140	62,056	70,196	12,979	2006	15 - 40 years
Courtyard Denver West Golden	6,023	1,325	9,716	1,218	1,325	10,934	12,259	2,215	2006	15 - 40 years
Courtyard Chicago Southeast Hammond	—	1,038	7,616	1,271	1,042	8,883	9,925	1,818	2006	15 - 40 years
Courtyard Indianapolis @ The Capitol	—	2,482	18,207	1,240	2,482	19,447	21,929	4,020	2006	15 - 40 years
Courtyard Boulder Longmont	5,364	1,192	8,745	864	1,192	9,609	10,801	1,998	2006	15 - 40 years
Courtyard Boulder Louisville	8,142	1,640	12,025	1,443	1,642	13,466	15,108	2,759	2006	15 - 40 years
Courtyard Louisville Northeast	—	1,374	10,079	767	1,376	10,844	12,220	2,288	2006	15 - 40 years
Courtyard Midway Airport	8,406	2,172	15,927	2,126	2,176	18,049	20,225	4,300	2006	15 - 40 years
Courtyard South Bend Mishawaka	—	640	4,699	1,232	642	5,929	6,571	1,344	2006	15 - 40 years
Courtyard Salt Lake City Airport	—	2,333	17,110	1,328	2,333	18,438	20,771	3,751	2006	15 - 40 years
Courtyard Houston Sugarland	—	1,217	8,931	1,084	1,217	10,015	11,232	2,012	2006	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2014
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Courtyard Fort Lauderdale SW Miramar	—	1,619	11,872	1,143	1,619	13,015	14,634	2,285	2007	15 - 40 years
Courtyard Austin Downtown Convention Center	49,200	6,049	44,361	1,477	6,049	45,838	51,887	8,146	2007	15 - 40 years
Courtyard Austin Airport	—	1,691	12,404	1,782	1,749	14,128	15,877	2,356	2007	15 - 40 years
Residence Inn Austin Northwest Arboretum	—	1,403	10,290	1,855	1,403	12,145	13,548	2,279	2006	15 - 40 years
Residence Inn Austin South	—	802	5,883	807	802	6,690	7,492	1,324	2006	15 - 40 years
Residence Inn Austin North Parmer Lane	7,037	1,483	10,872	572	1,483	11,444	12,927	2,352	2006	15 - 40 years
Residence Inn Indianapolis Fishers	—	998	7,322	955	998	8,277	9,275	1,646	2006	15 - 40 years
Residence Inn Denver West Golden	6,162	1,222	8,963	660	1,222	9,623	10,845	1,918	2006	15 - 40 years
Residence Inn Chicago Southeast Hammond	—	980	7,190	918	980	8,108	9,088	1,615	2006	15 - 40 years
Residence Inn Houston By The Galleria	—	2,665	19,549	2,609	2,665	22,158	24,823	4,351	2006	15 - 40 years
Residence Inn Indianapolis Downtown On The Canal	—	2,670	19,588	1,867	2,670	21,455	24,125	4,400	2006	15 - 40 years
Residence Inn Longmont Boulder	6,164	1,407	10,321	779	1,407	11,100	12,507	2,251	2006	15 - 40 years
Residence Inn Boulder Louisville	—	1,298	9,519	923	1,298	10,442	11,740	2,104	2006	15 - 40 years
Residence Inn Louisville Northeast	6,782	1,319	9,675	730	1,319	10,405	11,724	2,072	2006	15 - 40 years
Residence Inn Merrillville	—	595	4,372	1,243	595	5,615	6,210	1,321	2006	15 - 40 years
Residence Inn Detroit Novi	6,214	1,427	10,445	91	1,427	10,536	11,963	2,225	2006	15 - 40 years
Residence Inn Chicago Oak Brook	10,140	—	20,436	829	—	21,265	21,265	4,407	2006	15 - 40 years
Residence Inn Fort Lauderdale Plantation	—	2,183	16,021	1,041	2,295	16,950	19,245	3,925	2006	15 - 40 years
Residence Inn Salt Lake City Airport	—	875	6,416	1,170	875	7,586	8,461	1,457	2006	15 - 40 years
Residence Inn San Antonio Downtown Market Sq	—	1,822	13,360	2,241	1,822	15,601	17,423	2,999	2006	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2014
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Residence Inn South Bend	—	603	4,425	459	603	4,884	5,487	997	2006	15 - 40 years
Residence Inn Houston Sugarland	—	1,100	8,073	1,315	1,100	9,388	10,488	1,941	2006	15 - 40 years
Residence Inn Chicago Naperville	8,830	1,923	14,101	838	1,923	14,939	16,862	3,138	2006	15 - 40 years
Residence Inn Louisville Downtown	—	1,815	13,308	744	1,815	14,052	15,867	2,712	2007	15 - 40 years
Residence Inn Fort Lauderdale SW Miramar	—	1,692	12,409	1,467	1,692	13,876	15,568	2,366	2007	15 - 40 years
Residence Inn Austin Downtown Convention Center	32,800	3,767	27,626	620	3,767	28,246	32,013	5,054	2007	15 - 40 years
SpringHill Suites Austin North Parmer Lane	6,164	1,957	14,351	577	1,957	14,928	16,885	3,096	2006	15 - 40 years
SpringHill Suites Austin South	—	1,605	11,768	719	1,605	12,487	14,092	2,551	2006	15 - 40 years
SpringHill Suites Louisville Hurstbourne North	7,302	1,890	13,869	929	1,890	14,798	16,688	3,070	2006	15 - 40 years
SpringHill Suites South Bend Mishawaka	5,049	983	7,217	263	983	7,480	8,463	1,693	2006	15 - 40 years
SpringHill Suites Denver North Westminster	9,122	2,409	17,670	1,120	2,409	18,790	21,199	3,943	2006	15 - 40 years
SpringHill Suites Boulder Longmont	—	1,144	8,388	694	1,144	9,082	10,226	1,745	2007	15 - 40 years
Fairfield Inn & Suites Austin South Airport	—	505	3,702	474	505	4,176	4,681	819	2006	15 - 40 years
Fairfield Inn & Suites Denver Cherry Creek	—	1,203	8,823	1,255	1,203	10,078	11,281	2,042	2006	15 - 40 years
Fairfield Inn & Suites Chicago SE Hammond	—	722	5,301	1,098	722	6,399	7,121	1,229	2006	15 - 40 years
Fairfield Inn & Suites Key West	—	1,803	19,325	3,054	1,853	22,329	24,182	4,030	2006	15 - 40 years
Fairfield Inn & Suites Chicago Midway Airport	4,561	1,425	10,449	210	1,425	10,659	12,084	2,257	2006	15 - 40 years
Fairfield Inn & Suites San Antonio Dwntn Mkt	—	1,378	10,105	926	1,378	11,031	12,409	2,218	2006	15 - 40 years
Fairfield Inn & Suites Valparaiso	—	157	1,157	136	157	1,293	1,450	332	2006	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2014
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Holiday Inn Express Merrillville	—	545	4,005	87	545	4,092	4,637	873	2006	15 - 40 years
Hampton Inn Chicago Midway Airport	—	2,747	20,143	2,288	2,747	22,431	25,178	4,534	2006	15 - 40 years
Hilton Garden Inn Chicago Midway Airport	—	2,978	21,842	953	2,978	22,795	25,773	4,746	2006	15 - 40 years
Sleep Inn Midway Airport	—	1,189	8,718	1,576	1,189	10,294	11,483	2,223	2006	15 - 40 years
Holiday Inn Express & Suites Midway Airport	—	1,874	13,742	231	1,874	13,973	15,847	2,987	2006	15 - 40 years
Hilton Garden Inn Bloomington	17,500	—	18,945	896	—	19,841	19,841	2,904	2009	15 - 40 years
TGI Friday's Chicago Midway	2,107	829	6,139	180	829	6,319	7,148	1,325	2006	15 - 40 years
SpringHill Suites Bakersfield	—	1,560	8,838	227	1,575	9,050	10,625	1,885	2007	15 - 40 years
Hampton Inn Suites Clearwater St Petersburg Ulmerton Road	—	1,106	12,721	1,069	1,114	13,782	14,896	2,445	2007	15 - 40 years
Hampton Inn Garden City	—	5,691	22,764	634	5,717	23,372	29,089	4,344	2007	15 - 40 years
Courtyard Houston By The Galleria	26,000	3,069	22,508	33	3,069	22,541	25,610	4,175	2007	15 - 40 years
Hampton Inn Fort Walton Beach	—	8,774	6,109	1,026	8,841	7,068	15,909	1,234	2007	15 - 40 years
Embassy Suites Los Angeles Downey	21,707	4,857	29,943	3,835	4,946	33,689	38,635	5,506	2008	15 - 40 years
Hyatt House Austin Arboretum	10,163	2,813	15,940	909	2,813	16,849	19,662	2,610	2008	15 - 40 years
Hyatt House Dallas Lincoln Park	17,168	3,169	17,958	480	3,250	18,357	21,607	2,981	2008	15 - 40 years
Hyatt House Dallas Uptown	12,136	2,241	12,698	601	2,290	13,250	15,540	2,082	2008	15 - 40 years
Hyatt House Houston Galleria	12,826	2,976	16,866	1,908	2,976	18,774	21,750	2,833	2008	15 - 40 years
Hilton Garden Inn New York West 35th Street	—	24,244	96,978	978	24,257	97,943	122,200	14,461	2009	15 - 40 years
Embassy Suites Tampa Downtown Convention Ctr	—	2,161	71,017	1,464	2,310	72,332	74,642	8,665	2010	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2014
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Fairfield Inn & Suites Washington DC Downtown	—	16,214	22,265	4,786	16,307	26,958	43,265	3,529	2010	15 - 40 years
Embassy Suites Fort Myers Estero	—	2,816	7,862	242	2,859	8,061	10,920	1,120	2010	15 - 40 years
Homewood Suites Washington DC Downtown	33,000	23,139	34,188	901	23,140	35,088	58,228	3,925	2010	15 - 40 years
Hilton New York Fashion District	—	35,592	82,392	635	35,606	83,013	118,619	8,987	2010	15 - 40 years
Hampton Inn Suites Denver Tech Center	—	2,373	9,180	1,582	2,424	10,711	13,135	1,423	2010	15 - 40 years
Hotel Indigo New Orleans Garden District	—	1,901	3,865	11,746	2,080	15,432	17,512	1,827	2010	15 - 40 years
Residence Inn Columbia	—	1,993	11,487	1,563	2,030	13,013	15,043	1,593	2010	15 - 40 years
Residence Inn National Harbor Washington DC	—	7,457	37,046	92	7,462	37,133	44,595	3,927	2010	15 - 40 years
Residence Inn Silver Spring	—	3,945	18,896	996	3,973	19,864	23,837	2,367	2010	15 - 40 years
Hilton Garden Inn New Orleans Convention Center	—	3,405	20,750	3,660	3,428	24,387	27,815	2,867	2010	15 - 40 years
Hampton Inn West Palm Beach Arprt Central	—	2,280	9,769	439	2,280	10,208	12,488	1,198	2010	15 - 40 years
Hilton Garden Inn West Palm Beach Airport	—	1,206	10,811	310	1,215	11,112	12,327	1,228	2010	15 - 40 years
Hilton Garden Inn Los Angeles Hollywood	—	5,303	19,136	5,328	5,464	24,303	29,767	3,010	2010	15 - 40 years
DoubleTree Metropolitan Hotel New York City	—	140,332	188,014	15,736	140,435	203,647	344,082	21,744	2010	15 - 40 years
Embassy Suites Columbus	—	1,274	6,805	1,620	1,449	8,250	9,699	986	2011	15 - 40 years
Renaissance Pittsburgh Hotel	—	3,274	39,934	2,277	3,317	42,168	45,485	4,292	2011	15 - 40 years
Courtyard Atlanta Buckhead	—	2,860	21,668	1,363	2,875	23,016	25,891	2,412	2011	15 - 40 years
DoubleTree Hotel Columbia	—	1,933	6,486	3,553	2,020	9,952	11,972	1,278	2011	15 - 40 years
Marriott Denver Airport @ Gateway Park	26,500	3,083	38,356	2,321	3,153	40,607	43,760	4,243	2011	15 - 40 years
Embassy Suites West Palm Beach Central	—	3,656	9,614	5,110	3,770	14,610	18,380	2,002	2011	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2014
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Hilton Garden Inn Durham Raleigh Research Triangle Park	—	1,751	4,763	5,238	1,813	9,939	11,752	1,597	2011	15 - 40 years
Hilton Garden Inn Pittsburgh University Place	—	1,975	18,490	6,679	2,034	25,110	27,144	3,111	2011	15 - 40 years
Hampton Inn Houston Near The Galleria	—	9,326	9,220	783	9,395	9,934	19,329	1,147	2011	15 - 40 years
Courtyard Charleston Historic District	—	2,714	35,828	460	2,736	36,266	39,002	2,980	2011	15 - 40 years
Residence Inn Bethesda Downtown	35,000	8,154	52,750	1,025	8,272	53,657	61,929	3,602	2012	15 - 40 years
Courtyard New York Manhattan Upper East Side	—	20,654	60,223	3,262	20,673	63,466	84,139	4,253	2012	15 - 40 years
Hilton Garden Inn San Francisco Oakland Bay Brg	—	11,902	22,758	1,734	11,947	24,447	36,394	1,660	2012	15 - 40 years
Embassy Suites Boston Waltham	—	6,268	56,025	2,682	6,298	58,677	64,975	3,346	2012	15 - 40 years
Courtyard Houston Downtown Convention Center	—	5,799	28,954	1,166	5,799	30,120	35,919	1,424	2013	15 - 40 years
Residence Inn Houston Downtown Convention Center	—	4,674	24,913	1,025	4,674	25,938	30,612	1,214	2013	15 - 40 years
SpringHill Suites Houston Downtown Convention Center	—	2,382	12,756	9,339	2,437	22,040	24,477	296	2013	15 - 40 years
Courtyard Waikiki Beach	—	557	79,033	704	660	79,634	80,294	3,214	2013	15 - 40 years
Courtyard San Francisco	—	11,277	18,198	10,844	11,289	29,030	40,319	—	2013	15 - 40 years
Residence Inn Atlanta Midtown Historic	—	2,812	6,044	5,852	2,908	11,800	14,708	95	2013	15 - 40 years
SpringHill Suites Portland Hillsboro	—	3,488	18,283	44	3,489	18,326	21,815	619	2013	15 - 40 years
Hilton Cabana Miami Beach	—	25,083	40,707	905	25,106	41,589	66,695	631	2014	15 - 40 years
Hyatt House Charlotte Center City	—	3,029	26,193	—	3,029	26,193	29,222	550	2014	15 - 40 years
Hyatt House Cypress Anaheim	—	3,995	9,164	1,790	4,149	10,800	14,949	224	2014	15 - 40 years
Hyatt House Emeryville San Francisco Bay Area	—	7,425	29,137	2,535	7,452	31,645	39,097	662	2014	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2014
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Hyatt House San Diego Sorrento Mesa	—	10,419	21,289	959	10,511	22,156	32,667	482	2014	15 - 40 years
Hyatt House San Jose Silicon Valley	—	6,819	31,682	—	6,819	31,682	38,501	669	2014	15 - 40 years
Hyatt House San Ramon	—	5,713	11,852	251	5,717	12,099	17,816	277	2014	15 - 40 years
Hyatt House Santa Clara	—	8,044	27,703	348	8,044	28,051	36,095	587	2014	15 - 40 years
Hyatt Market Street The Woodlands	—	5,950	16,882	—	5,950	16,882	22,832	361	2014	15 - 40 years
Hyatt Place Fremont Silicon Valley	—	6,208	13,730	550	6,209	14,279	20,488	318	2014	15 - 40 years
Hyatt Place Madison Downtown	—	6,701	25,478	—	6,701	25,478	32,179	532	2014	15 - 40 years
Embassy Suites Irvine Orange County	—	15,062	33,048	114	15,062	33,162	48,224	574	2014	15 - 40 years
Courtyard Portland City Center	—	8,019	53,024	8	8,019	53,032	61,051	884	2014	15 - 40 years
Hyatt Atlanta Midtown	—	3,737	41,731	9	3,737	41,740	45,477	529	2014	15 - 40 years
DoubleTree Grand Key Resort	—	48,192	27,770	6	48,192	27,776	75,968	252	2014	15 - 40 years
	$517,044	$703,487	$2,795,871	$212,529	$706,497	$3,005,390	$3,711,887	$382,266
_______________________________________________________________________________
(1) The aggregate cost of real estate for federal income tax purposes is approximately $3.6 billion at December 31, 2014.

The change in total cost of properties for the years ended December 31, 2014, 2013, and 2012 is as follows:

	2014	2013	2012
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$3,461,251	$3,218,610	$2,908,626
Add: Acquisitions	573,936	219,169	238,731
Add: Improvements	59,485	30,309	72,149
Less: Disposition of properties	(142,581)	(6,837)	—
Less: Impairment loss	(9,200)	—	(896)
Less: Land, building and improvements of hotels held for sale	(231,004)	—	—
Balance at end of period	$3,711,887	$3,461,251	$3,218,610
The change in accumulated depreciation of real estate assets for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$(367,306)	$(295,397)	$(228,809)
Add: Depreciation for the period	(81,892)	(73,556)	(66,588)
Less: Disposition of properties	24,383	1,647	—
Less: Accumulated depreciation of hotels held for sale	42,549	—	—
Balance at end of period	$(382,266)	$(367,306)	$(295,397)