Form 10-Q
period 2015-03-31
RLJ Lodging Trust
filed 2015-05-07
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
As of April 30, 2015, 132,182,013 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Investment in hotels and other properties, net	$3,511,032	$3,518,803
Cash and cash equivalents	339,774	262,458
Restricted cash reserves	56,795	63,054
Hotel and other receivables, net of allowance of $189 and $166, respectively	30,820	25,691
Deferred financing costs, net	10,411	11,421
Deferred income tax asset	7,502	7,502
Prepaid expense and other assets	36,698	42,115
Assets of hotel properties held for sale	—	197,335
Total assets	$3,993,032	$4,128,379
Liabilities and Equity
Mortgage loans	$403,319	$532,747
Term loans	1,025,000	1,025,000
Accounts payable and other liabilities	119,995	129,388
Deferred income tax liability	7,861	7,879
Advance deposits and deferred revenue	12,385	9,984
Accrued interest	2,755	2,783
Distributions payable	46,490	42,114
Total liabilities	1,617,805	1,749,895

Commitments and Contingencies (Note 10)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 132,165,308 and 131,964,706 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,321	1,319
Additional paid-in-capital	2,422,013	2,419,731
Accumulated other comprehensive loss	(23,047)	(13,644)
Distributions in excess of net earnings	(42,510)	(46,415)
Total shareholders’ equity	2,357,777	2,360,991
Noncontrolling interest
Noncontrolling interest in joint venture	6,226	6,295
Noncontrolling interest in Operating Partnership	11,224	11,198
Total noncontrolling interest	17,450	17,493
Total equity	2,375,227	2,378,484
Total liabilities and equity	$3,993,032	$4,128,379

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2015	2014
Revenue
Operating revenue
Room revenue	$232,559	$206,025
Food and beverage revenue	28,993	23,367
Other operating department revenue	8,853	6,981
Total revenue	$270,405	$236,373
Expense
Operating expense
Room expense	$54,086	$47,521
Food and beverage expense	20,764	16,873
Management and franchise fee expense	28,042	24,813
Other operating expense	60,581	56,376
Total property operating expense	163,473	145,583
Depreciation and amortization	37,203	32,876
Property tax, insurance and other	20,043	17,252
General and administrative	10,399	10,129
Transaction and pursuit costs	135	1,484
Total operating expense	231,253	207,324
Operating income	39,152	29,049
Other income	90	110
Interest income	445	323
Interest expense	(13,508)	(14,646)
Income from continuing operations before income tax expense	26,179	14,836
Income tax expense	(375)	(294)
Income from continuing operations	25,804	14,542
Gain (loss) on disposal of hotel properties	22,298	(2,557)
Net income	48,102	11,985
Net (income) loss attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	69	34
Noncontrolling interest in common units of Operating Partnership	(321)	(87)
Net income attributable to common shareholders	$47,850	$11,932

Basic per common share data:
Net income per share attributable to common shareholders	$0.36	$0.10
Weighted-average number of common shares	131,272,611	121,740,962

Diluted per common share data:
Net income per share attributable to common shareholders	$0.36	$0.10
Weighted-average number of common shares	132,286,542	122,867,755

Amounts attributable to the Company’s common shareholders
Income from continuing operations	$25,702	$14,471
Gain (loss) on disposal of hotel properties	22,148	(2,539)
Net income attributable to common shareholders	$47,850	$11,932

Comprehensive income
Net income	$48,102	$11,985
Unrealized loss on interest rate derivatives	(9,403)	(1,361)
Comprehensive income	38,699	10,624
Comprehensive loss attributable to the noncontrolling interest in consolidated joint venture	69	34
Comprehensive income attributable to the noncontrolling interest in the Operating Partnership	(321)	(87)
Comprehensive income attributable to the Company	$38,447	$10,571

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interest	Total Equity
Balance at December 31, 2014	131,964,706	$1,319	$2,419,731	$(46,415)	$(13,644)	$11,198	$6,295	$17,493	$2,378,484
Net income (loss)	—	—	—	47,850	—	321	(69)	252	48,102
Unrealized loss on interest rate derivative	—	—	—	—	(9,403)	—	—	—	(9,403)
Issuance of restricted stock	253,242	3	(3)	—	—	—	—	—	—
Amortization of share based compensation	—	—	4,023	—	—	—	—	—	4,023
Share grants to trustees	1,057	—	33	—	—	—	—	—	33
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(53,468)	(1)	(1,771)	—	—	—	—	—	(1,772)
Forfeiture of restricted stock	(229)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(43,945)	—	(295)	—	(295)	(44,240)
Balance at March 31, 2015	132,165,308	$1,321	$2,422,013	$(42,510)	$(23,047)	$11,224	$6,226	$17,450	$2,375,227

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$48,102	$11,985
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on defeasance	—	804
(Gain) loss on disposal of hotel properties	(22,298)	2,557
Depreciation and amortization	37,203	32,876
Amortization of deferred financing costs	1,031	1,187
Amortization of deferred management fees	217	244
Accretion of interest income on investment in loan	(82)	(52)
Share grants to trustees	33	28
Amortization of share based compensation	4,023	3,573
Deferred income taxes	(18)	(188)
Changes in assets and liabilities:
Hotel and other receivables, net	(5,129)	(8,623)
Prepaid expense and other assets	(544)	(1,039)
Accounts payable and other liabilities	(20,859)	(15,547)
Advance deposits and deferred revenue	2,401	3,837
Accrued interest	(28)	(82)
Net cash flow provided by operating activities	44,052	31,560
Cash flows from investing activities:
Acquisition of hotel and other properties, net	—	(311,973)
Proceeds from the disposal of hotel properties, net	225,593	111,081
Improvements and additions to hotel and other properties	(27,453)	(14,898)
Additions to property and equipment	(50)	(1)
Releases from restricted cash reserves, net	6,259	5,237
Net cash flow provided by (used in) investing activities	204,349	(210,554)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	170,000
Repayments under revolving credit facility	—	(170,000)
Borrowings on term loans	—	175,000
Payment of mortgage principal	(129,428)	(23,999)
Repurchase of common shares	(1,772)	(1,097)
Distributions on common shares	(39,590)	(29,433)
Distributions on Operating Partnership units	(274)	(213)
Payment of deferred financing costs	(21)	(1,565)
Distribution to noncontrolling interest	—	(1,182)
Net cash flow (used in) provided by financing activities	(171,085)	117,511
Net change in cash and cash equivalents	77,316	(61,483)
Cash and cash equivalents, beginning of period	262,458	332,248
Cash and cash equivalents, end of period	$339,774	$270,765
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

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2015, there were 133,059,308 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.3% of the outstanding OP units.

As of March 31, 2015, the Company owned 126 properties, comprised of 124 hotels with approximately 20,400 rooms and two planned hotel conversions, located in 21 states and the District of Columbia, and an interest in one mortgage loan secured by a hotel.  The Company owned, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of the DoubleTree Metropolitan Hotel-New York City, in which the Company, through wholly-owned subsidiaries, owned a 98.3% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to the DoubleTree Metropolitan Hotel. An independent operator manages each property.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  The unaudited financial statements include adjustments based on management’s estimates (consisting of normal recurring adjustments), which the Company considers necessary for the fair statement of the consolidated balance sheets, statements of operations and comprehensive income, statements of changes in equity and statements of cash flows for the periods presented. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2015.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of actual operating results for the entire year.

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

The Company assesses carrying value whenever events or changes in circumstances indicate that the carrying amounts may not be fully recoverable. Recoverability is measured by comparison of the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and the Company’s intent with respect to holding or disposing of properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, it recognizes an impairment charge for the amount by which the carrying value exceeds the fair value. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third party appraisals, when considered necessary.

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

Noncontrolling Interest

The consolidated financial statements include all subsidiaries controlled by the Company. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests in these subsidiaries are presented separately in the consolidated financial statements. As of March 31, 2015 the Company consolidated DBT Met Hotel Venture, LP, a majority-owned partnership that has a third-party, noncontrolling 1.7% ownership interest. The third-party partnership interest is included in noncontrolling interest in joint venture on the consolidated balance sheets. Profits and losses are allocated in proportion to each party's respective ownership interest.

As of March 31, 2015 the Company consolidated the Operating Partnership, which is a majority-owned partnership that has a third-party, noncontrolling 0.7% ownership interest. The third-party partnership interest is included in noncontrolling interest in Operating Partnership on the consolidated balance sheets. Profits and losses are allocated in proportion to each party's respective ownership interest.
Management Agreements
As of March 31, 2015, 124 of the Company's hotel properties were operated pursuant to long-term agreements with initial terms ranging from 3 to 25 years. This number includes five Marriott and ten Hyatt hotels that receive the benefits of a franchise agreement pursuant to management agreements. Each management company receives a base management fee generally between 2.5% and 4.0% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally between 5.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on their investment in the hotel. Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three months ended March 31, 2015 and 2014, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $10.9 million and $9.1 million, respectively.
Franchise Agreements

As of March 31, 2015, 109 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes five Marriott and ten Hyatt hotels that receive the benefits of a franchise agreement pursuant to their respective management agreements. Franchise agreements allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.0% and 3.0% of food and beverage revenues.  Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three months ended March 31, 2015 and 2014, the Company incurred franchise fee expense of approximately $17.1 million and $15.7 million, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and expands disclosures about revenue. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted. The Company is currently evaluating whether this ASU will have a material impact on its financial position, results of operations or cash flows.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company does not believe this ASU will have a material impact on its financial position, results of operations or cash flows.

3.              Investment in Hotel and Other Properties

Investment in hotel and other properties as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land and land improvements	$706,794	$706,497
Buildings and improvements	3,024,947	3,005,390
Furniture, fixtures and equipment	507,603	498,126
Intangible assets	2,507	2,507
	4,241,851	4,212,520
Accumulated depreciation and amortization	(730,819)	(693,717)
Investment in hotels and other properties, net	$3,511,032	$3,518,803

For the three months ended March 31, 2015 and 2014, depreciation and amortization expense related to investment in hotel and other properties was approximately $37.1 million and $32.8 million, respectively.

Impairment

The Company determined that there was no impairment of any assets for either the three months ended March 31, 2015 or 2014.

4.              Acquisition of Hotel and Other Properties

There were no acquisitions during the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company acquired a 100% interest in the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hyatt House Charlotte Center City	Charlotte, NC	March 12, 2014	Hyatt Affiliate	163	$32,496
Hyatt House Cypress Anaheim	Cypress, CA	March 12, 2014	Hyatt Affiliate	142	14,753
Hyatt House Emeryville San Francisco Bay Area	Emeryville, CA	March 12, 2014	Hyatt Affiliate	234	39,274
Hyatt House San Diego Sorrento Mesa	San Diego, CA	March 12, 2014	Hyatt Affiliate	193	35,985
Hyatt House San Jose Silicon Valley	San Jose, CA	March 12, 2014	Hyatt Affiliate	164	44,159
Hyatt House San Ramon	San Ramon, CA	March 12, 2014	Hyatt Affiliate	142	20,833
Hyatt House Santa Clara	Santa Clara, CA	March 12, 2014	Hyatt Affiliate	150	40,570
Hyatt Market Street The Woodlands	The Woodlands, TX	March 12, 2014	Hyatt Corporation	70	25,817
Hyatt Place Fremont Silicon Valley	Fremont, CA	March 12, 2014	Hyatt Affiliate	151	23,525
Hyatt Place Madison Downtown	Madison, WI	March 12, 2014	Hyatt Affiliate	151	35,088
				1,560	$312,500

The allocation of purchase price for the properties acquired during the three months ended March 31, 2014 was as follows (in thousands):

For the three months ended March 31,
2014
Land and land improvements	$64,303
Buildings and improvements	213,110
Furniture, fixtures and equipment	35,087
Total purchase price	$312,500

For properties acquired during the three months ended March 31, 2014 total revenues and net loss from the date of acquisition through March 31, 2014 are included in the accompanying consolidated statements of operations for the three months ended March 31, 2014 as follows (in thousands):

2014 acquisitions
For the three months ended March 31, 2014
Revenue	$4,531
Net loss	$(453)

The following unaudited condensed pro forma financial information presents the results of operations as if the 2014 acquisitions had taken place on January 1, 2013.  The unaudited condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the 2014 acquisitions had taken place on January 1, 2013 nor does it purport to represent the results of operations for future periods.  The unaudited condensed pro forma financial information is as follows (in thousands, except share and per share data):

For the three months ended March 31, 2014
Revenue	$264,396
Net income attributable to common shareholders	$18,281
Net income per share attributable to common shareholders - basic	$0.15
Net income per share attributable to common shareholders - diluted	$0.15
Weighted-average number of common shares - basic	121,740,962
Weighted-average number of common shares - diluted	122,867,755

5.            Disposal of Hotel Properties

During the three months ended March 31, 2015, the Company disposed of 20 hotel properties in a single transaction for a total sale price of approximately $230.3 million. In conjunction with this transaction, the Company recorded a $22.3 million gain on disposal which is included in the accompanying consolidated statement of operations.

The following table provides a list of properties that were disposed of during the three months ended March 31, 2015:

Property Name	Location	Disposal Date	Rooms
Courtyard Chicago Schaumburg	Schaumburg, IL	February 23, 2015	162
Courtyard Detroit Pontiac Bloomfield	Pontiac, MI	February 23, 2015	110
Courtyard Grand Junction	Grand Junction, CO	February 23, 2015	136
Courtyard Mesquite	Mesquite, TX	February 23, 2015	101
Courtyard San Antonio Airport Northstar	San Antonio, TX	February 23, 2015	78
Courtyard Tampa Brandon	Tampa, FL	February 23, 2015	90
Fairfield Inn & Suites Merrillville	Merrillville, IN	February 23, 2015	112
Fairfield Inn & Suites San Antonio Airport	San Antonio, TX	February 23, 2015	120
Fairfield Inn & Suites Tampa Brandon	Tampa, FL	February 23, 2015	107
Hampton Inn Merrillville	Merrillville, IN	February 23, 2015	64
Holiday Inn Grand Rapids Airport	Kentwood, MI	February 23, 2015	148
Homewood Suites Tampa Brandon	Tampa, FL	February 23, 2015	126
Marriott Auburn Hills Pontiac at Centerpoint	Pontiac, MI	February 23, 2015	290
Residence Inn Austin Round Rock	Round Rock, TX	February 23, 2015	96
Residence Inn Chicago Schaumburg	Schaumburg, IL	February 23, 2015	125
Residence Inn Detroit Pontiac Auburn Hills	Pontiac, MI	February 23, 2015	114
Residence Inn Grand Junction	Grand Junction, CO	February 23, 2015	104
Residence Inn Indianapolis Carmel	Carmel, IN	February 23, 2015	120
Springhill Suites Chicago Schaumburg	Schaumburg, IL	February 23, 2015	132
Springhill Suites Indianapolis Carmel	Carmel, IN	February 23, 2015	126
		Total	2,461

During the three months ended March 31, 2014, the Company disposed of 13 hotel properties in three separate transactions for a total sale price of approximately $114.5 million. In conjunction with these transactions, the Company recorded a $2.6 million loss on disposal, which is included in the accompanying consolidated statement of operations. Additionally, the Company defeased the mortgage indebtedness secured by three of the properties that were sold. The cost of the defeasance was approximately $0.8 million, which is included in interest expense in the accompanying consolidated statement of operations.

The following table provides a list of properties that were disposed of during the three months ended March 31, 2014:

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

The 2012 Five-Year Term Loan, the 2012 Seven-Year Term Loan, the 2013 Five-Year Term Loan and the 2014 Seven-Year Term loan are collectively the "Term Loans". The Revolver and Term Loans are subject to customary financial covenants.  As of March 31, 2015, the Company was in compliance with all financial covenants.

As of and for the three months ended March 31, 2015 and 2014, details of the Revolver and Term Loans are as follows (in thousands):

				Interest expense for the
				three months ended March 31,
	Outstanding Borrowings at March 31, 2015	Maturity Date	Interest Rate at March 31, 2015 (1)	2015	2014
Revolver (2)(3)	$—	November 2016	n/a	$260	$323
2013 Five-Year Term Loan (4)	400,000	August 2018	3.07%	3,037	2,851
2012 Five-Year Term Loan (5)	400,000	March 2019	2.37%	2,347	1,423
2012 Seven-Year Term Loan (6)	225,000	November 2019	4.04%	2,245	2,255
2014 Seven-Year Term Loan (7)	—	January 2022	n/a	—	—
Total	$1,025,000			$7,889	$6,852

(1)	Interest rate at March 31, 2015 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)	At March 31, 2015 there was $300.0 million of borrowing capacity on the Revolver.

(3)	Includes the unused facility fee of $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

(4)	Includes interest expense related to an interest rate hedge of $1.2 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

(5)	Includes interest expense related to an interest rate hedge of $0.6 million for the three months ended March 31, 2015.

(6)	Includes interest expense related to an interest rate hedge of $1.0 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.

(7)	At March 31, 2015 there was $150.0 million of borrowing capacity on the 2014 Seven-Year Term Loan.

Mortgage Loans

As of March 31, 2015 and December 31, 2014, the Company was subject to the following mortgage loans (in thousands):

						Principal balance at,
Lender	Number of Assets Encumbered	Interest Rate at March 31, 2015 (1)		Maturity Date		March 31, 2015	December 31, 2014
Barclays Bank	3	5.55%		June 2015	(2)	$20,109	$107,544
Capmark Financial Group	1	5.50%		July 2015	(2)	6,172	6,214
Barclays Bank	1	5.44%		September 2015	(3)	10,038	10,140
PNC Bank (4)	5	2.53%	(5)	May 2016	(6)	74,000	74,000
Wells Fargo (7)	4	4.19%	(5)	September 2016	(8)	150,000	150,000
Wells Fargo	4	4.06%	(5)	October 2017	(8)	143,000	143,000
Capmark Financial Group				May 2015		—	10,513
Capmark Financial Group				June 2015		—	4,561
Barclays Bank				June 2015		—	26,775
	18					$403,319	$532,747

(1)	Interest rate at March 31, 2015 gives effect to interest rate hedges, as applicable.

(2)	These loans were repaid in April 2015.

(3)	The Company is currently evaluating its options for repayment.

(4)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(5)	Requires payments of interest only until the commencement of the extension period(s).

(6)	Maturity date may be extended for one one-year term at the Company’s option, subject to certain lender requirements.

(7)	Two of the four hotels encumbered by the Wells Fargo loan are cross-collateralized.

(8)	Maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

Some mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these covenants at March 31, 2015 and December 31, 2014.

7.              Derivatives and Hedging

The Company employs derivative instruments to hedge against interest rate fluctuations. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive income (loss), a component of shareholders’ equity.  Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period.  For derivative instruments not designated as hedging instruments, unrealized gains or losses are recognized in earnings in the current period. At March 31, 2015 and December 31, 2014, all derivative instruments were designated as cash flow hedges.

At March 31, 2015 and December 31, 2014, the aggregate fair value of interest rate swap liabilities of $23.0 million and $13.6 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of March 31, 2015 and December 31, 2014, the Company had entered into the following derivative instruments (in thousands):

	Notional value at				Fair value at
Hedge type	March 31, 2015	December 31, 2014	Hedge interest rate	Maturity	March 31, 2015	December 31, 2014
Swap-cash flow	$275,000	$275,000	1.12%	November 2017	$(1,942)	$(232)
Swap-cash flow	175,000	175,000	1.56%	March 2018	(3,307)	(2,182)
Swap-cash flow	175,000	175,000	1.64%	March 2018	(3,691)	(2,596)
Swap-cash flow	16,500	16,500	1.83%	September 2018	(441)	(315)
Swap-cash flow	16,500	16,500	1.75%	September 2018	(399)	(270)
Swap-cash flow	40,500	40,500	1.83%	September 2018	(1,083)	(772)
Swap-cash flow	41,500	41,500	1.75%	September 2018	(1,003)	(678)
Swap-cash flow	18,000	18,000	1.83%	September 2018	(481)	(343)
Swap-cash flow	17,000	17,000	1.75%	September 2018	(411)	(278)
Swap-cash flow	125,000	125,000	2.02%	March 2019	(4,251)	(3,073)
Swap-cash flow	100,000	100,000	1.94%	March 2019	(3,105)	(2,145)
Swap-cash flow	143,000	143,000	1.81%	October 2020	(2,933)	(760)
	$1,143,000	$1,143,000			$(23,047)	$(13,644)

 As of March 31, 2015 and December 31, 2014, there was approximately $23.0 million and $13.6 million, respectively, in unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on designated hedges during the three month periods ended March 31, 2015 and 2014. For the three months ended March 31, 2015 and 2014, approximately $4.1 million and $2.9 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense.

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

•
Fixed rate mortgage notes payable - The fair value estimated at March 31, 2015 and December 31, 2014 of $36.7 million and $171.1 million, respectively, is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan to value ratios. As a result, the Company determined that its fixed rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.  The carrying value of fixed rate mortgage notes payable at March 31, 2015 and December 31, 2014 was $36.3 million and $165.7 million, respectively.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 (in thousands):

	Fair Value at March 31, 2015
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$—	$—	$—
Interest rate swap liability	$—	$(23,047)	$—	$(23,047)
Total	$—	$(23,047)	$—	$(23,047)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$—	$—	$—
Interest rate swap liability	$—	$(13,644)	$—	$(13,644)
Total	$—	$(13,644)	$—	$(13,644)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of March 31, 2015 and December 31, 2014.

10.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve restricted cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some loan agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of March 31, 2015 and December 31, 2014, approximately $56.8 million and $63.1 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Neither the Company nor any of its subsidiaries are currently involved in any regulatory or legal proceedings that management believes will have a material adverse effect on the financial position, operations or liquidity of the Company.

Data Breach

During the first quarter of 2014, one of the Company's third-party hotel managers notified the Company of a data breach that occurred over a nine-month period ending in December 2013 at 14 of the hotels that it manages, including seven hotels that are owned by the Company. During the first quarter of 2015, this third-party hotel manager notified the Company of a second potential data breach that occurred over a seven-month period ending in February 2015 affecting a number of hotels it manages, including six hotels owned by the Company. The third-party hotel manager is cooperating with the relevant authorities in their investigations of this criminal cyber-attack. The Company and its third-party hotel manager are continuing to take steps to assess and further strengthen information security systems.
The Company believes that each of the credit card companies impacted may seek to impose fines, fees or assessments in connection with the breach against various parties, including the Company. The Company may also incur other costs, including legal fees and other professional services fees, related to investigating the breach. Because the investigation into each of these matters is ongoing and certain factual and legal questions remain unanswered, the Company is unable to estimate with certainty the total costs, fines, fees or assessments that may be associated with any potential claims; however, the

Company currently believes that any amounts that the Company may ultimately be required to pay as a result of this incident will not be material to the results of operations.
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

A summary of the non-vested shares as of March 31, 2015 is as follows:

	2015
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	731,459	$21.21
Granted (1)	254,299	32.49
Vested (1)	(139,213)	19.69
Forfeited	(229)	26.64
Unvested at March 31,	846,316	$24.84

(1)	Includes 1,057 unrestricted shares issued in lieu of cash compensation to non-employee trustees at a weighted-average grant date fair value of $31.31.

For the three months ended March 31, 2015 and 2014, the Company recognized approximately $2.9 million and $2.5 million, respectively, of share-based compensation expense related to restricted share awards. As of March 31, 2015, there was $19.5 million of total unrecognized compensation costs related to non-vested share awards and these costs are expected to be primarily recognized over a weighted-average period of 2.9 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three months ended March 31, 2015 was approximately $4.6 million.

Performance Units

The Company awarded performance units to certain employees under the 2011 Plan.  The performance units vest over a four-year period, including three years of performance-based vesting ("measurement period") plus an additional one year of time-based vesting.

As of March 31, 2015, there were 1.0 million unvested performance units with a weighted-average grant date fair value of $15.36 per performance unit.

For both the three months ended March 31, 2015 and 2014, the Company recognized $1.1 million of share-based compensation expense related to the performance units.  As of March 31, 2015, there was $3.4 million of total unrecognized compensation cost related to the performance units and these costs are expected to be recognized over a weighted-average period of 0.8 years.

As of March 31, 2015, there were 2,487,410 common shares available for future grant under the 2011 Plan.  Any performance units that convert into restricted shares will reduce the number of common shares available for future grant under the 2011 Plan.

12.       Earnings per Common Share

Basic earnings per common share is calculated by dividing income from continuing operations attributable to common shareholders, including loss on disposal of hotel properties, by the weighted-average number of common shares outstanding during the period excluding the weighted-average number of unvested restricted shares outstanding during the period. Diluted earnings per common share is calculated by dividing income from continuing operations attributable to common shareholders, including gain or loss on disposal of hotel properties, by the weighted-average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period. Potential shares consist of unvested restricted share grants and unvested performance units, calculated using the treasury stock method. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

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

For the three months ended March 31, 2015, $27,000 represented undistributed earnings that were allocated to participating shares. For the three months ended March 31, 2014, there were no undistributed earnings that were allocated to participating shares because the Company paid dividends in excess of net income.

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three months ended March 31, 2015 and 2014, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2015	2014
Numerator:
Net income attributable to common shareholders	$47,850	$11,932
Less: Dividends paid on unvested restricted shares	(279)	(246)
Less: Undistributed earnings attributable to unvested restricted shares	(27)	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$47,544	$11,686
Denominator:
Weighted-average number of common shares - basic	131,272,611	121,740,962
Unvested restricted shares	281,980	281,721
Unvested performance units	731,951	845,072
Weighted-average number of common shares - diluted	132,286,542	122,867,755

Net income attributable to common shareholders - basic	$0.36	$0.10

Net income attributable to common shareholders - diluted	$0.36	$0.10

13.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2015	2014
Interest paid, net of capitalized interest	$12,505	$13,541

Income taxes paid	$72	$37

Supplemental investing and financing transactions:
In conjunction with the acquisitions, the Company recorded the following:
Purchase of real estate	$—	$312,500
Accounts receivable	—	373
Other assets	—	1,198
Advance deposits	—	(405)
Accounts payable and other liabilities	—	(1,693)
Acquisition of hotel and other properties, net	$—	$311,973

In conjunction with the disposals, the Company recorded the following:
Disposal of hotel properties	$230,300	$114,500
Disposition costs	(8,473)	(2,461)
Operating prorations	3,766	(958)
Proceeds from the disposal of hotel properties, net	$225,593	$111,081

Supplemental non-cash transactions:
Accrued capital expenditures	$2,063	$—

14.       Subsequent Events

On May 1, 2015, the Company's Board of Trustees authorized a share repurchase program to acquire up to $200.0 million of the Company's common shares. Also on May 1, 2015, the Company’s shareholders approved the RLJ Lodging Trust 2015 Equity Incentive Plan (the "2015 Plan"), which constitutes an amendment and restatement of the RLJ Lodging Trust 2011 Equity Incentive Plan, including an increase in the total number of available shares under the 2015 Plan by 2,500,000 shares.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 26, 2015 (the "Annual Report"), which is accessible on the SEC’s website at www.sec.gov.

Statement Regarding Forward-Looking Information

The following information contains certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the use of the words "believe," "project," "expect," "anticipate," "estimate," "plan," "may," "will," "will continue," "intend," "should," or similar expressions.   Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: the current global economic uncertainty, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, access to capital through offerings of our common and preferred shares of beneficial interest, or debt, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses and inaccuracies of our accounting estimates.  Given these uncertainties, undue reliance should not be placed on such statements.

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

As of March 31, 2015, we owned 126 properties, comprised of 124 hotels with approximately 20,400 rooms and two planned hotel conversions, located in 21 states and the District of Columbia, and an interest in a mortgage loan secured by a hotel.  We own, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of one property in which we own a 98.3% controlling interest in a joint venture.

We elected to be taxed as a REIT, for U.S. federal income tax purposes, when we filed our U.S. federal tax return for the taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of our operating partnership. As of March 31, 2015, we owned, through a combination of direct and indirect interests, 99.3% of the units of limited partnership interest in the Operating Partnership ("OP units").

Recent Significant Activities

Our recent significant activities reflect our commitment to creating long-term shareholder value through enhancing our portfolio’s quality and recycling capital into high-growth markets. During the three months ended March 31, 2015, the following significant activities took place:

•In February 2015, we disposed of 20 hotel properties in a single transaction for a total sale price of approximately $230.3 million. In conjunction with this transaction, we recorded a $22.3 million gain on disposal which is included in the consolidated statement of operations.
•Declared a cash dividend of $0.33 per share for the quarter, an increase of 10.0% over the cash dividend declared in the previous quarter.
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

Our operating costs and expenses consist of the costs to provide hotel services, including room expense, food and beverage expense, management and franchise fees and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other hotel expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance and utility costs. Our hotels that are subject to franchise agreements are charged a royalty fee plus additional fees for marketing, central reservation systems and other franchisor costs, that allow the properties to operate under the respective brands. Franchise fees are based on a percentage of room revenue and for certain hotels additional franchise fees are charged for food and beverage revenue. Our hotels are managed by independent, third-party management companies under long-term agreements under which the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. We generally receive a cash distribution from the hotel management companies on a monthly basis, which reflects hotel-level sales less hotel-level operating expenses.

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

We assess carrying value whenever events or changes in circumstances indicate that the carrying amounts may not be fully recoverable. Recoverability is measured by comparison of the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and our intent with respect to holding or disposing of properties. If our analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third party appraisals, when considered necessary.

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and economy in general and our plans to manage the underlying properties.  The assumptions and estimates about future cash flows and capitalization rates are complex and subjective.  Changes in economic and operating conditions that occur subsequent to a current impairment analysis and our ultimate use of the properties could impact these assumptions and result in future impairment charges of the properties.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and expands disclosures about revenue. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating whether this ASU will have a material impact on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. We do not believe this ASU will have a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. We do not believe this ASU will have a material impact on our financial position, results of operations or cash flows.

Results of Operations

At March 31, 2015, we owned 126 properties.  Based on when a property is acquired, disposed of or closed for renovation, operating results for certain properties are not comparable for the three months ended March 31, 2015 and 2014.  The non-comparable properties include 15 acquisitions which took place between January 1, 2014 and March 31, 2015, 38 dispositions which took place in 2014 and 2015 and three properties that were closed for renovation during a portion of the period between January 1, 2014 and March 31, 2015.

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

	For the three months ended March 31,
	2015	2014	$ change	% change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$232,559	$206,025	$26,534	12.9%
Food and beverage revenue	28,993	23,367	5,626	24.1%
Other operating department revenue	8,853	6,981	1,872	26.8%
Total revenue	$270,405	$236,373	$34,032	14.4%
Expense
Operating expense
Room	$54,086	$47,521	$6,565	13.8%
Food and beverage	20,764	16,873	3,891	23.1%
Management and franchise fee expense	28,042	24,813	3,229	13.0%
Other operating expenses	60,581	56,376	4,205	7.5%
Total property operating expense	163,473	145,583	17,890	12.3%
Depreciation and amortization	37,203	32,876	4,327	13.2%
Property tax, insurance and other	20,043	17,252	2,791	16.2%
General and administrative	10,399	10,129	270	2.7%
Transaction and pursuit costs	135	1,484	(1,349)	(90.9)%
Total operating expense	231,253	207,324	23,929	11.5%
Operating income	39,152	29,049	10,103	34.8%
Other income	90	110	(20)	(18.2)%
Interest income	445	323	122	37.8%
Interest expense	(13,508)	(14,646)	1,138	(7.8)%
Income from continuing operations before income tax expense	26,179	14,836	11,343	76.5%
Income tax expense	(375)	(294)	(81)	27.6%
Income from continuing operations	25,804	14,542	11,262	77.4%
Gain (loss) on disposal of hotel properties	22,298	(2,557)	24,855	—%
Net income	48,102	11,985	36,117	301.4%
Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	69	34	35	102.9%
Noncontrolling interest in common units of Operating Partnership	(321)	(87)	(234)	269.0%
Net income attributable to common shareholders	$47,850	$11,932	$35,918	301.0%

Revenue

Total revenue increased $34.0 million, or 14.4%, to $270.4 million for the three months ended March 31, 2015 from $236.4 million for the three months ended March 31, 2014. The increase was a result of a $23.1 million net increase in revenue attributable to non-comparable properties and a 4.4% increase in RevPAR at the comparable properties.

The following are the year-to-date key hotel operating statistics for comparable properties owned at March 31, 2015 and 2014, respectively:

	For the three months ended March 31,
	2015	2014	% Change
Number of comparable properties (at end of period)	108	108	—
Occupancy	75.2%	75.7%	(0.7)%
ADR	$156.81	$149.23	5.1%
RevPAR	$117.91	$112.93	4.4%

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $26.5 million, or 12.9%, to $232.6 million for the three months ended March 31, 2015 from $206.0 million for the three months ended March 31, 2014.  This increase was a result of a $18.6 million net increase in room revenue from non-comparable properties and a 4.4% increase in RevPAR at the comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $5.6 million, or 24.1%, to $29.0 million for the three months ended March 31, 2015 from $23.4 million for the three months ended March 31, 2014. The increase includes a $3.0 million net increase in food and beverage revenue from non-comparable properties. Food and beverage revenue for the comparable properties increased $2.6 million.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $1.9 million, or 26.8%, to $8.9 million for the three months ended March 31, 2015 from $7.0 million for the three months ended March 31, 2014.  The majority of this increase was due to a $1.4 million net increase of other operating department revenue from non-comparable properties.

Property Operating Expense

Property operating expense increased $17.9 million, or 12.3%, to $163.5 million for the three months ended March 31, 2015 from $145.6 million for the three months ended March 31, 2014. This increase includes a $12.4 million net increase in property operating expense attributable to non-comparable properties. The remaining increase was primarily attributable to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $4.3 million, or 13.2%, to $37.2 million for the three months ended March 31, 2015 from $32.9 million for the three months ended March 31, 2014. The increase is partially the result of a $2.2 million net increase in depreciation and amortization expense arising from non-comparable properties. The remaining increase is the result of capital expenditures to improve our properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $2.8 million, or 16.2%, to $20.0 million for the three months ended March 31, 2015 from $17.3 million for the three months ended March 31, 2014.  The increase includes a $0.9 million net increase in property tax, insurance and other expense attributable to non-comparable properties.  The remaining increase of $1.9 million represents the net impact of increasing property tax assessments, partially offset by favorable resolution of property tax appeals at the comparable properties.

General and Administrative

General and administrative expense increased $0.3 million, or 2.7%, to $10.4 million for the three months ended March 31, 2015 from $10.1 million for the three months ended March 31, 2014.  The increase in general and administrative expense is primarily attributable to an increase in amortization of restricted share awards of $0.5 million, partially offset by a decrease in professional fees of $0.2 million.

Interest Expense

The components of our interest expense for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	For the three months ended March 31,
	2015	2014
Mortgage indebtedness	$5,164	$5,803
Revolver and Term Loans	7,889	6,852
Loss on defeasance	—	804
Amortization of deferred financing fees	1,031	1,187
Capitalized interest	(576)	—
Total interest expense	$13,508	$14,646

Interest expense decreased $1.1 million, or 7.8%, to $13.5 million for the three months ended March 31, 2015 from $14.6 million for the three months ended March 31, 2014.  The decrease in interest expense from mortgage indebtedness was due to decreases in principal balances as a result of mortgage amortization as well as mortgage principal balances that were paid down. The increase in interest expense from the Revolver and Term Loans was due to increased expense related to interest rate hedges. The loss on defeasance related to costs incurred to extinguish the mortgage indebtedness in conjunction with the disposal of certain properties during the three months ended March 31, 2014. The increase in capitalized interest was due to the two major redevelopment projects underway during the three months ended March 31, 2015.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes.  The effective tax rates at our TRSs were (4.1%) and 16.2% for the three months ended March 31, 2015 and 2014, respectively. Our tax expense increased $0.1 million to $0.4 million for the three months ended March 31, 2015 from $0.3 million for the three months ended March 31, 2014. The increase in tax expense is primarily due to state taxes at our operating partnership.  The negative effective tax rate for the three months ended March 31, 2015 was due to our TRSs incurring income taxes related to the disposition of hotel properties, despite not having taxable income overall.

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

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended March 31,
	2015	2014
Net income	$48,102	$11,985
Depreciation and amortization	37,203	32,876
(Gain) loss on disposal of hotel properties	(22,298)	2,557
Noncontrolling interest in consolidated joint venture	69	34
Adjustments related to consolidated joint venture (1)	(42)	(46)
FFO attributable to common shareholders	63,034	47,406
Transaction and pursuit costs	135	1,484
Amortization of share based compensation	4,023	3,573
Loan related costs (2)	90	1,073
Adjusted FFO	$67,282	$53,536

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(2)	Represents debt extinguishment costs and accelerated amortization of deferred financing fees.

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

The following is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended March 31,
	2015	2014
Net income	$48,102	$11,985
Depreciation and amortization	37,203	32,876
Interest expense, net (1)	13,497	14,638
Income tax expense	375	294
Noncontrolling interest in consolidated joint venture	69	34
Adjustments related to consolidated joint venture (2)	(42)	(46)
EBITDA	99,204	59,781
Transaction and pursuit costs	135	1,484
(Gain) loss on disposal of hotel properties	(22,298)	2,557
Amortization of share based compensation	4,023	3,573
Adjusted EBITDA	$81,064	$67,395

(1)	Interest expense is net of interest income, excluding amounts attributable to investment in loans of $0.4 million and $0.3 million for three months ended March 31, 2015 and 2014, respectively.

(2)	Includes depreciation, amortization and interest expense allocated to the noncontrolling interest in joint venture.

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

The 2012 Five-Year Term Loan, the 2012 Seven-Year Term Loan, the 2013 Five-Year Term Loan and the 2014 Seven-Year Term loan are collectively the "Term Loans". The Revolver and Term Loans are subject to customary financial covenants.  As of March 31, 2015, we were in compliance with all financial covenants.

As of and for the three months ended March 31, 2015, details of the Revolver and Term Loans are as follows (in thousands):

				Interest expense for the
				three months ended March 31,
	Outstanding Borrowings at March 31, 2015	Maturity Date	Interest Rate at March 31, 2015 (1)	2015	2014
Revolver (2)(3)	$—	November 2016	n/a	$260	$323
2013 Five-Year Term Loan (4)	400,000	August 2018	3.07%	3,037	2,851
2012 Five-Year Term Loan (5)	400,000	March 2019	2.37%	2,347	1,423
2012 Seven-Year Term Loan (6)	225,000	November 2019	4.04%	2,245	2,255
2014 Seven-Year Term Loan (7)	—	January 2022	n/a	—	—
Total	$1,025,000			$7,889	$6,852

(1)	Interest rate at March 31, 2015 gives effect to interest rate hedges and LIBOR floors, as applicable.

(2)	At March 31, 2015 there was $300.0 million of borrowing capacity on the Revolver.

(3)	Includes the unused facility fee of $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

(4)	Includes interest expense related to an interest rate hedge of $1.2 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

(5)	Includes interest expense related to an interest rate hedge of $0.6 million for the three months ended March 31, 2015.

(6)	Includes interest expense related to an interest rate hedge of $1.0 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.

(7)	At March 31, 2015 there was $150.0 million of borrowing capacity on the 2014 Seven-Year Term Loan.

Sources and Uses of Cash

As of March 31, 2015, we had $339.8 million of cash and cash equivalents compared to $262.5 million at December 31, 2014.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $44.1 million for the three months ended March 31, 2015. Net income of $48.1 million included significant non-cash expenses, including $37.2 million of depreciation and amortization, $1.0 million of amortization of deferred financing costs, $0.2 million of amortization of deferred management fees and $4.0 million of amortization of share based compensation. These amounts were partially offset by a $22.3 million gain on disposal of hotel properties and $0.1 million of accretion of interest income on investment in loan. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our properties resulted in net cash outflow of $24.2 million.

Net cash flow provided by operating activities totaled $31.6 million for the three months ended March 31, 2014. Net income of $12.0 million included significant non-cash expenses, including $32.9 million of depreciation and amortization, $1.2 million of amortization of deferred financing costs, $0.2 million of amortization of deferred management fees, $3.6 million of amortization of share based compensation, $0.8 million of loss on defeasance and a $2.6 million loss on disposal of hotel properties. These amounts were partially offset by $0.1 million of accretion of interest income on investment in loan and $0.2 million of deferred income taxes. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $21.5 million.

Cash flows from Investing Activities

Net cash flow provided by investing activities totaled $204.3 million for the three months ended March 31, 2015 primarily due to $225.6 million of net proceeds from the sale of 20 properties and the net releases from restricted cash reserves of $6.3 million. This was partially offset by $18.9 million in routine capital improvements and additions to hotels and other properties and $8.6 million related to two major redevelopment projects.

For the two major redevelopment projects we have underway, we incurred $8.6 million of costs for the three months ended March 31, 2015, and total costs of $29.5 million since the inception of the projects. We expect to incur additional costs of between $10.0 million and $12.0 million. Both projects are expected to be completed in mid-2015.

Net cash flow used in investing activities totaled $210.6 million for the three months ended March 31, 2014 primarily due to $312.0 million used for the purchase of ten hotels, $14.9 million in routine capital improvements and additions to hotels and other properties. This was partially offset by $111.1 million of proceeds from the sale of 13 properties and the net release from restricted cash reserves of $5.2 million.

Cash flows from Financing Activities

Net cash flow used in financing activities totaled $171.1 million for the three months ended March 31, 2015 primarily due to $129.4 million in payments of mortgage principal, $1.8 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan and $39.9 million of distributions on common shares and OP units.

Net cash flow provided by financing activities totaled $117.5 million for the three months ended March 31, 2014 primarily due to $175.0 million in borrowings on the Term Loans and $170.0 million of borrowings under the Revolver. This was partially offset by $170.0 million of repayments on the Revolver, $24.0 million of mortgage loan repayments, $1.1 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan, $1.6 million paid for deferred financing fees, a $1.2 million distribution related to the joint venture noncontrolling interest and $29.6 million of distributions on common shares and OP units.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2015, approximately $54.8 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2015, we had approximately $1.4 billion of total variable debt outstanding (or 97.5% of total indebtedness) with a weighted-average interest rate of 3.22% per annum. After taking into consideration the effect of interest rate swaps, $249.0 million (or 17.4% of total indebtedness) was subject to variable rates.  If market rates of interest on our variable rate debt outstanding as of March 31, 2015 were to increase by 1.00%, or 100 basis points, interest expense would  decrease future earnings and cash flows by approximately $1.8 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2015, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$36,319	$—	$—	$—	$—	$—	$36,319
Weighted-average interest rate	5.51%	—	—	—	—	—	5.51%
Variable rate debt	$—	$224,000	$143,000	$400,000	$625,000	$—	$1,392,000
Weighted-average interest rate (1)	—	3.63%	4.06%	3.07%	2.97%	—	3.22%
Total	$36,319	$224,000	$143,000	$400,000	$625,000	$—	$1,428,319

(1)	The weighted-average interest rate gives effect to interest rate hedges and LIBOR floors, as applicable.

The foregoing table reflects indebtedness outstanding as of March 31, 2015 and does not consider indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our consolidated financial statements.  As of March 31, 2015, the estimated fair value of our fixed rate debt was $36.7 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to increase by approximately $0.4 million.

Item 4.            Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2015 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2015, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Plan.

The following table summarizes all of these repurchases during the three months ended March 31, 2015:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2015 through January 31, 2015	—		—	N/A	N/A
February 1, 2015 through February 28, 2015	43,009	(1)	$33.48	—	N/A
March 1, 2015 through March 31, 2015	10,459	(1)	$31.78	—	N/A
Total	53,468

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

Item 3.                     Defaults Upon Senior Securities.

None.

Item 4.                     Mine Safety Disclosures.

Not Applicable.

Item 5.                     Other Information.

None.

Item 6.                     Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on page 36 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ LODGING TRUST

Dated: May 7, 2015	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr.
President, Chief Executive Officer and Trustee

Dated: May 7, 2015	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: May 7, 2015	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1
Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant's Registration Statement on Form S-11 (File. No. 333-172011) filed on May 5, 2011)

3.2
Articles Supplementary to Articles of Amendment and Restatement of Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 2015)

3.3	Second Amended and Restated Bylaws of RLJ Lodging Trust (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on February 26, 2015)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document	Submitted electronically with this report
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report

 *Filed herewith