Form 10-Q
period 2015-06-30
RLJ Lodging Trust
filed 2015-08-06
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
As of July 28, 2015, 130,769,039 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Investment in hotels and other properties, net	$3,508,958	$3,518,803
Cash and cash equivalents	263,881	262,458
Restricted cash reserves	59,941	63,054
Hotel and other receivables, net of allowance of $170 and $166, respectively	31,802	25,691
Deferred financing costs, net	9,483	11,421
Deferred income tax asset	7,517	7,502
Purchase deposits	7,000	—
Prepaid expense and other assets	33,757	42,115
Assets of hotel properties held for sale	—	197,335
Total assets	$3,922,339	$4,128,379
Liabilities and Equity
Mortgage loans	$376,939	$532,747
Term loans	1,025,000	1,025,000
Accounts payable and other liabilities	117,383	129,388
Deferred income tax liability	7,542	7,879
Advance deposits and deferred revenue	10,854	9,984
Accrued interest	2,743	2,783
Distributions payable	46,154	42,114
Total liabilities	1,586,615	1,749,895

Commitments and Contingencies (Note 10)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 130,133,618 and 131,964,706 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,301	1,319
Additional paid-in-capital	2,363,965	2,419,731
Accumulated other comprehensive loss	(17,128)	(13,644)
Distributions in excess of net earnings	(29,793)	(46,415)
Total shareholders’ equity	2,318,345	2,360,991
Noncontrolling interest
Noncontrolling interest in joint venture	6,077	6,295
Noncontrolling interest in Operating Partnership	11,302	11,198
Total noncontrolling interest	17,379	17,493
Total equity	2,335,724	2,378,484
Total liabilities and equity	$3,922,339	$4,128,379

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenue
Operating revenue
Room revenue	$262,240	$259,447	$494,799	$465,472
Food and beverage revenue	29,587	27,481	58,580	50,848
Other operating department revenue	9,425	8,119	18,278	15,100
Total revenue	$301,252	$295,047	$571,657	$531,420
Expense
Operating expense
Room expense	$55,207	$54,136	$109,293	$101,657
Food and beverage expense	20,492	18,746	41,256	35,619
Management and franchise fee expense	31,677	31,052	59,719	55,865
Other operating expense	59,228	59,837	119,809	116,213
Total property operating expense	166,604	163,771	330,077	309,354
Depreciation and amortization	37,778	35,422	74,981	68,298
Property tax, insurance and other	18,281	17,938	38,324	35,190
General and administrative	10,393	10,135	20,792	20,264
Transaction and pursuit costs	853	2,411	988	3,895
Total operating expense	233,909	229,677	465,162	437,001
Operating income	67,343	65,370	106,495	94,419
Other income	456	405	546	515
Interest income	363	962	808	1,285
Interest expense	(12,335)	(14,142)	(25,843)	(28,788)
Income from continuing operations before income tax expense	55,827	52,595	82,006	67,431
Income tax expense	(89)	(494)	(464)	(788)
Income from continuing operations	55,738	52,101	81,542	66,643
Gain (loss) on disposal of hotel properties	672	1,260	22,970	(1,297)
Net income	56,410	53,361	104,512	65,346
Net (income) loss attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	(46)	(79)	23	(45)
Noncontrolling interest in common units of Operating Partnership	(373)	(378)	(694)	(465)
Net income attributable to common shareholders	$55,991	$52,904	$103,841	$64,836

Basic per common share data:
Net income per share attributable to common shareholders	$0.43	$0.42	$0.79	$0.52
Weighted-average number of common shares	130,670,629	125,260,607	130,969,957	123,510,507

Diluted per common share data:
Net income per share attributable to common shareholders	$0.42	$0.42	$0.78	$0.52
Weighted-average number of common shares	131,618,693	126,475,051	131,947,932	124,696,925

Amounts attributable to the Company’s common shareholders
Income from continuing operations	$55,324	$51,652	$81,028	$66,124
Gain (loss) on disposal of hotel properties	667	1,252	22,813	(1,288)
Net income attributable to common shareholders	$55,991	$52,904	$103,841	$64,836

Comprehensive income
Net income	$56,410	$53,361	$104,512	$65,346
Unrealized gain (loss) on interest rate derivatives	5,919	(6,913)	(3,484)	(8,274)
Comprehensive income	62,329	46,448	101,028	57,072
Comprehensive (income) loss attributable to the noncontrolling interest in consolidated joint venture	(46)	(79)	23	(45)
Comprehensive income attributable to the noncontrolling interest in the Operating Partnership	(373)	(378)	(694)	(465)
Comprehensive income attributable to the Company	$61,910	$45,991	$100,357	$56,562

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interest	Total Equity
Balance at December 31, 2014	131,964,706	$1,319	$2,419,731	$(46,415)	$(13,644)	$11,198	$6,295	$17,493	$2,378,484
Net income (loss)	—	—	—	103,841	—	694	(23)	671	104,512
Unrealized loss on interest rate derivative	—	—	—	—	(3,484)	—	—	—	(3,484)
Distributions to joint venture partner	—	—	—	—	—	—	(195)	(195)	(195)
Issuance of restricted stock	287,497	3	(3)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	7,791	—	—	—	—	—	7,791
Share grants to trustees	2,168	—	66	—	—	—	—	—	66
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(120,249)	(1)	(3,799)	—	—	—	—	—	(3,800)
Shares acquired as part of a share repurchase program	(1,995,177)	(20)	(59,821)	—	—	—	—	—	(59,841)
Forfeiture of restricted stock	(5,327)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(87,219)	—	(590)	—	(590)	(87,809)
Balance at June 30, 2015	130,133,618	$1,301	$2,363,965	$(29,793)	$(17,128)	$11,302	$6,077	$17,379	$2,335,724

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2013	122,640,042	$1,226	$2,178,004	$(45,522)	$(5,941)	$11,261	$7,306	$18,567	$2,146,334
Net income	—	—	—	64,836	—	465	45	510	65,346
Proceeds from sale of common stock, net	9,200,000	92	232,722	—	—	—	—	—	232,814
Unrealized loss on interest rate derivative	—	—	—	—	(8,274)	—	—	—	(8,274)
Distributions to joint venture partner	—	—	—	—	—	—	(1,182)	(1,182)	(1,182)
Issuance of restricted stock	343,887	3	(3)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	7,393	—	—	—	—	—	7,393
Share grants to trustees	2,197	—	61	—	—	—	—	—	61
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(98,204)	—	(2,599)	—	—	—	—	—	(2,599)
Forfeiture of restricted stock	(3,568)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(56,537)	—	(392)	—	(392)	(56,929)
Balance at June 30, 2014	132,084,354	$1,321	$2,415,578	$(37,223)	$(14,215)	$11,334	$6,169	$17,503	$2,382,964

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$104,512	$65,346
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on defeasance	—	804
(Gain) loss on disposal of hotel properties	(22,970)	1,297
Depreciation and amortization	74,981	68,298
Amortization of deferred financing costs	2,056	2,261
Amortization of deferred management fees	407	482
Accretion of interest income on investment in loan	(173)	(109)
Share grants to trustees	66	61
Amortization of share-based compensation	7,791	7,393
Deferred income taxes	(352)	(781)
Changes in assets and liabilities:
Hotel and other receivables, net	(6,111)	(11,497)
Prepaid expense and other assets	3,611	2,625
Accounts payable and other liabilities	(18,727)	(4,714)
Advance deposits and deferred revenue	870	590
Accrued interest	(40)	(15)
Net cash flow provided by operating activities	145,921	132,041
Cash flows from investing activities:
Acquisition of hotel and other properties, net	—	(504,103)
Proceeds from the disposal of hotel properties, net	227,837	124,076
Purchase deposits	(7,000)	6,246
Improvements and additions to hotel and other properties	(64,695)	(38,581)
Additions to property and equipment	(222)	(20)
Releases from restricted cash reserves, net	3,113	1,820
Net cash flow provided by (used in) investing activities	159,033	(410,562)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	258,500
Repayments under revolving credit facility	—	(258,500)
Borrowings on term loans	—	175,000
Payment of mortgage principal	(155,808)	(25,569)
Repurchase of common shares to satisfy employee withholding requirements	(3,800)	(2,599)
Repurchase of common shares under a share repurchase program	(59,841)	—
Distributions on common shares	(83,204)	(56,469)
Distributions on Operating Partnership units	(565)	(411)
Payment of deferred financing costs	(118)	(1,579)
Distribution to noncontrolling interest	(195)	(1,182)
Proceeds from issuance of common shares	—	232,814
Net cash flow (used in) provided by financing activities	(303,531)	320,005
Net change in cash and cash equivalents	1,423	41,484
Cash and cash equivalents, beginning of period	262,458	332,248
Cash and cash equivalents, end of period	$263,881	$373,732
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

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2015, there were 131,027,618 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.3% of the outstanding OP units.

As of June 30, 2015, the Company owned 125 properties, comprised of 123 hotels with approximately 20,400 rooms and two planned hotel conversions, located in 21 states and the District of Columbia, and an interest in one mortgage loan secured by a hotel.  The Company owned, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of the DoubleTree Metropolitan Hotel-New York City, in which the Company, through wholly-owned subsidiaries, owned a 98.3% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to the DoubleTree Metropolitan Hotel. An independent operator manages each property.

2.              Summary of Significant Accounting Policies

The Company's Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of significant accounting policies. There have been no significant changes to the Company's significant accounting policies since December 31, 2014.

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  The unaudited financial statements include adjustments based on management’s estimates (consisting of normal recurring adjustments), which the Company considers necessary for the fair statement of the consolidated balance sheets, statements of operations and comprehensive income, statements of changes in equity and statements of cash flows for the periods presented. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2015.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of actual operating results for the entire year.

The consolidated financial statements include all subsidiaries controlled by the Company. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests in these subsidiaries are presented separately in the consolidated financial statements. As of June 30, 2015, the Company consolidated DBT Met Hotel Venture, LP, a majority-owned partnership that has a third-party, noncontrolling 1.7% ownership interest. The third-party partnership interest is included in noncontrolling interest in joint venture on the consolidated balance sheets. Profits and losses are allocated in proportion to each party's respective ownership interest.

As of June 30, 2015, the Company consolidated the Operating Partnership, which is a majority-owned partnership that has a third-party, noncontrolling 0.7% ownership interest. The third-party partnership interest is included in noncontrolling interest in Operating Partnership on the consolidated balance sheets. Profits and losses are allocated in proportion to each party's respective ownership interest.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and expands disclosures about revenue. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating whether this ASU will have a material impact on its financial position, results of operations or cash flows.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 requires reporting entities to reevaluate whether they should consolidate certain legal entities under the revised consolidation model. This standard modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs"), eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs, especially those that have fee arrangements and related party relationships. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company does not believe this ASU will have a material impact on its financial position, results of operations or cash flows.

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

3.              Investment in Hotel and Other Properties

Investment in hotel and other properties as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land and land improvements	$706,932	$706,497
Buildings and improvements	3,044,096	3,005,390
Furniture, fixtures and equipment	522,688	498,126
Intangible assets	2,507	2,507
	4,276,223	4,212,520
Accumulated depreciation and amortization	(767,265)	(693,717)
Investment in hotels and other properties, net	$3,508,958	$3,518,803

For the three and six months ended June 30, 2015, depreciation and amortization expense related to investment in hotel and other properties was approximately $37.7 million and $74.8 million, respectively. For the three and six months ended June 30, 2014, depreciation and amortization expense related to investment in hotel and other properties was approximately $35.3 million and $68.1 million, respectively.

Impairment

The Company determined that there was no impairment of any assets for either the three and six months ended June 30, 2015 or 2014.

4.              Acquisition of Hotel and Other Properties

There were no acquisitions during the six months ended June 30, 2015. During the six months ended June 30, 2014, the Company acquired a 100% interest in the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hyatt House Charlotte Center City	Charlotte, NC	March 12, 2014	Hyatt Affiliate	163	$32,496
Hyatt House Cypress Anaheim	Cypress, CA	March 12, 2014	Hyatt Affiliate	142	14,753
Hyatt House Emeryville San Francisco Bay Area	Emeryville, CA	March 12, 2014	Hyatt Affiliate	234	39,274
Hyatt House San Diego Sorrento Mesa	San Diego, CA	March 12, 2014	Hyatt Affiliate	193	35,985
Hyatt House San Jose Silicon Valley	San Jose, CA	March 12, 2014	Hyatt Affiliate	164	44,159
Hyatt House San Ramon	San Ramon, CA	March 12, 2014	Hyatt Affiliate	142	20,833
Hyatt House Santa Clara	Santa Clara, CA	March 12, 2014	Hyatt Affiliate	150	40,570
Hyatt Market Street The Woodlands	The Woodlands, TX	March 12, 2014	Hyatt Corporation	70	25,817
Hyatt Place Fremont Silicon Valley	Fremont, CA	March 12, 2014	Hyatt Affiliate	151	23,525
Hyatt Place Madison Downtown	Madison, WI	March 12, 2014	Hyatt Affiliate	151	35,088
Courtyard Portland City Center	Portland, OR	May 22, 2014	Sage Hospitality	256	67,000
Embassy Suites Irvine Orange County	Irvine, CA	May 22, 2014	Sage Hospitality	293	53,000
Hilton Cabana Miami Beach	Miami, FL	June 19, 2014	Highgate Hotels	231	71,700
				2,340	$504,200

The allocation of purchase price for the properties acquired during the six months ended June 30, 2014 was as follows (in thousands):

For the six months ended June 30,
2014
Land and land improvements	$112,467
Buildings and improvements	339,889
Furniture, fixtures and equipment	51,844
Total purchase price	$504,200

For properties acquired during the six months ended June 30, 2014, total revenues and net income from the date of acquisition through June 30, 2014 are included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014 as follows (in thousands):

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

	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Revenue	$305,929	$570,325
Net income attributable to common shareholders	$55,411	$73,692
Net income per share attributable to common shareholders - basic	$0.44	$0.60
Net income per share attributable to common shareholders - diluted	$0.44	$0.59
Weighted-average number of common shares - basic	125,260,607	123,510,507
Weighted-average number of common shares - diluted	126,475,051	124,696,925

5.            Disposal of Hotel Properties

During the six months ended June 30, 2015, the Company sold 21 hotel properties in two transactions for a total sales price of approximately $232.7 million. In conjunction with these transactions, the Company recorded a $23.0 million gain on disposal which is included in the accompanying consolidated statement of operations.

The following table provides a list of properties that were sold during the six months ended June 30, 2015:

Property Name	Location	Disposal Date	Rooms
Courtyard Chicago Schaumburg	Schaumburg, IL	February 23, 2015	162
Courtyard Detroit Pontiac Bloomfield	Pontiac, MI	February 23, 2015	110
Courtyard Grand Junction	Grand Junction, CO	February 23, 2015	136
Courtyard Mesquite	Mesquite, TX	February 23, 2015	101
Courtyard San Antonio Airport Northstar	San Antonio, TX	February 23, 2015	78
Courtyard Tampa Brandon	Tampa, FL	February 23, 2015	90
Fairfield Inn & Suites Merrillville	Merrillville, IN	February 23, 2015	112
Fairfield Inn & Suites San Antonio Airport	San Antonio, TX	February 23, 2015	120
Fairfield Inn & Suites Tampa Brandon	Tampa, FL	February 23, 2015	107
Hampton Inn Merrillville	Merrillville, IN	February 23, 2015	64
Holiday Inn Grand Rapids Airport	Kentwood, MI	February 23, 2015	148
Homewood Suites Tampa Brandon	Tampa, FL	February 23, 2015	126
Marriott Auburn Hills Pontiac at Centerpoint	Pontiac, MI	February 23, 2015	290
Residence Inn Austin Round Rock	Round Rock, TX	February 23, 2015	96
Residence Inn Chicago Schaumburg	Schaumburg, IL	February 23, 2015	125
Residence Inn Detroit Pontiac Auburn Hills	Pontiac, MI	February 23, 2015	114
Residence Inn Grand Junction	Grand Junction, CO	February 23, 2015	104
Residence Inn Indianapolis Carmel	Carmel, IN	February 23, 2015	120
Springhill Suites Chicago Schaumburg	Schaumburg, IL	February 23, 2015	132
Springhill Suites Indianapolis Carmel	Carmel, IN	February 23, 2015	126
Fairfield Inn and Suites Valparaiso	Valparaiso, IN	May 22, 2015	63
		Total	2,524

During the six months ended June 30, 2014, the Company sold 14 hotel properties in four separate transactions for a total sales price of approximately $128.0 million. In conjunction with these transactions, the Company recorded a $1.3 million loss on disposal, which is included in the accompanying consolidated statement of operations. Additionally, the Company defeased the mortgage indebtedness secured by three of the properties that were sold. The cost of the defeasance was approximately $0.8 million, which is included in interest expense in the accompanying consolidated statement of operations.

The following table provides a list of properties that were sold during the six months ended June 30, 2014:

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

The 2012 Five-Year Term Loan, the 2012 Seven-Year Term Loan, the 2013 Five-Year Term Loan and the 2014 Seven-Year Term loan are collectively the "Term Loans". The Revolver and Term Loans are subject to customary financial covenants.  As of June 30, 2015, the Company was in compliance with all financial covenants.

As of and for the three and six months ended June 30, 2015 and 2014, details of the Revolver and Term Loans are as follows (in thousands):

				Interest expense for the
				three months ended June 30,		six months ended June 30,
	Outstanding Borrowings at June 30, 2015	Maturity Date	Interest Rate at June 30, 2015 (1)	2015	2014	2015	2014
Revolver (2)(3)	$—	November 2016	n/a	$265	$296	$525	$619
2013 Five-Year Term Loan (4)	400,000	August 2018	3.07%	3,108	3,102	6,145	5,953
2012 Five-Year Term Loan (5)	400,000	March 2019	2.72%	2,530	1,728	4,877	3,150
2012 Seven-Year Term Loan (6)	225,000	November 2019	4.04%	2,296	2,294	4,541	4,550
2014 Seven-Year Term Loan (7)(8)	—	January 2022	n/a	95	—	95	—
Total	$1,025,000			$8,294	$7,420	$16,183	$14,272

(1)	Interest rate at June 30, 2015 gives effect to interest rate hedges, as applicable.

(2)	At June 30, 2015 there was $300.0 million of borrowing capacity on the Revolver.

(3)
Includes an unused facility fee of $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2014, respectively.

(4)
Includes interest expense related to an interest rate hedge of $1.2 million and $2.5 million for the three and six months ended June 30, 2015, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2014, respectively.

(5)	Includes interest expense related to an interest rate hedge of $0.8 million and $1.4 million for the three and six months ended June 30, 2015, respectively.

(6)
Includes interest expense related to an interest rate hedge of $1.0 million and $2.0 million for the three and six months ended June 30, 2015, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2014, respectively.

(7)	At June 30, 2015 there was $150.0 million of borrowing capacity on the 2014 Seven-Year Term Loan.

(8)	Includes an unused facility fee of $0.1 million and $0.1 million for the three and six months ended June 30, 2015, respectively.

Mortgage Loans

As of June 30, 2015 and December 31, 2014, the Company was subject to the following mortgage loans (in thousands):

						Principal balance at
Lender	Number of Assets Encumbered	Interest Rate at June 30, 2015 (1)		Maturity Date		June 30, 2015	December 31, 2014
Barclays Bank	1	5.44%		September 2015	(2)	9,939	10,140
PNC Bank (3)	5	2.54%	(4)	May 2016	(5)	74,000	74,000
Wells Fargo (6)	4	4.19%	(4)	September 2016	(7)	150,000	150,000
Wells Fargo	4	4.06%	(4)	October 2017	(7)	143,000	143,000
Capmark Financial Group				May 2015		—	10,513
Capmark Financial Group				June 2015		—	4,561
Barclays Bank				June 2015		—	26,775
Barclays Bank				June 2015		—	107,544
Capmark Financial Group				July 2015		—	6,214
	14					$376,939	$532,747

(1)	Interest rate at June 30, 2015 gives effect to interest rate hedges, as applicable.

(2)	The Company is currently evaluating its options for repayment.

(3)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(4)	Requires payments of interest only until the commencement of the extension period(s).

(5)	Maturity date may be extended for a one-year term at the Company’s option, subject to certain lender requirements.

(6)	Two of the four hotels encumbered by the Wells Fargo loan are cross-collateralized.

(7)	Maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

Mortgage interest expense for the three and six months ended June 30, 2015 was $3.7 million and $8.8 million, respectively, including interest expense related to interest rate hedges of $1.2 million and $2.4 million, respectively. Mortgage interest expense for the three and six months ended June 30, 2014 was $5.8 million and $11.6 million, respectively, including interest expense related to interest rate hedges of $0.6 million and $1.2 million, respectively. Some mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these covenants at June 30, 2015 and December 31, 2014.

7.              Derivatives and Hedging

The Company employs derivative instruments to hedge against interest rate fluctuations. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive loss, a component of shareholders’ equity.  Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period.  For derivative instruments not designated as hedging instruments, unrealized gains or losses are recognized in earnings in the current period. At June 30, 2015 and December 31, 2014, all derivative instruments were designated as cash flow hedges.

At June 30, 2015, the aggregate fair value of interest rate swap assets of $1.4 million was included in prepaid expense and other assets in the accompanying consolidated balance sheets. There were no interest rate swap assets at December 31, 2014. At June 30, 2015 and December 31, 2014, the aggregate fair value of interest rate swap liabilities of $18.6 million and $13.6 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of June 30, 2015 and December 31, 2014, the Company had entered into the following derivative instruments (in thousands):

	Notional value at				Fair value at
Hedge type	June 30, 2015	December 31, 2014	Hedge interest rate	Maturity	June 30, 2015	December 31, 2014
Swap-cash flow	$275,000	$275,000	1.12%	November 2017	$(1,683)	$(232)
Swap-cash flow	175,000	175,000	1.56%	March 2018	(2,900)	(2,182)
Swap-cash flow	175,000	175,000	1.64%	March 2018	(3,253)	(2,596)
Swap-cash flow	16,500	16,500	1.83%	September 2018	(379)	(315)
Swap-cash flow	16,500	16,500	1.75%	September 2018	(339)	(270)
Swap-cash flow	40,500	40,500	1.83%	September 2018	(929)	(772)
Swap-cash flow	41,500	41,500	1.75%	September 2018	(853)	(678)
Swap-cash flow	18,000	18,000	1.83%	September 2018	(413)	(343)
Swap-cash flow	17,000	17,000	1.75%	September 2018	(350)	(278)
Swap-cash flow	125,000	125,000	2.02%	March 2019	(3,561)	(3,073)
Swap-cash flow	100,000	100,000	1.94%	March 2019	(2,571)	(2,145)
Swap-cash flow	125,000	—	1.27%	March 2019	(17)	—
Swap-cash flow	143,000	143,000	1.81%	October 2020	(1,305)	(760)
Swap-cash flow	50,000	—	1.61%	June 2021	514	—
Swap-cash flow	50,000	—	1.56%	June 2021	681	—
Swap-cash flow	50,000	—	1.71%	June 2021	230	—
	$1,418,000	$1,143,000			$(17,128)	$(13,644)

 As of June 30, 2015 and December 31, 2014, there was approximately $17.1 million and $13.6 million, respectively, in net unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on designated hedges during the three and six month periods ended June 30, 2015 and 2014. For the three and six months ended June 30, 2015, approximately $4.2 million and $8.3 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense. For the three and six months ended June 30, 2014, approximately $2.9 million and $5.8 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense.

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

•
Fixed rate mortgage notes payable - The fair value estimated at June 30, 2015 and December 31, 2014 of $10.0 million and $171.1 million, respectively, is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan to value ratios. As a result, the Company determined that its fixed rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.  The carrying value of fixed rate mortgage notes payable at June 30, 2015 and December 31, 2014 was $9.9 million and $165.7 million, respectively.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 (in thousands):

	Fair Value at June 30, 2015
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$1,425	$—	$1,425
Interest rate swap liability	$—	$(18,553)	$—	$(18,553)
Total	$—	$(17,128)	$—	$(17,128)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$—	$—	$—
Interest rate swap liability	$—	$(13,644)	$—	$(13,644)
Total	$—	$(13,644)	$—	$(13,644)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of June 30, 2015 and December 31, 2014.

10.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve restricted cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. Additionally, some loan agreements require the Company to reserve restricted cash for the periodic payment of real estate taxes and insurance. As of June 30, 2015 and December 31, 2014, approximately $59.9 million and $63.1 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Neither the Company nor any of its subsidiaries are currently involved in any regulatory or legal proceedings that management believes will have a material adverse effect on the financial position, operations or liquidity of the Company.

Data Breach

During the first quarter of 2014, one of the Company's third-party hotel managers notified the Company of a data breach that occurred over a nine-month period ending in December 2013 affecting a number of hotels it manages, including seven hotels that are owned by the Company. During the first quarter of 2015, the same third-party hotel manager notified the Company of a second data breach that occurred over a seven-month period ending in February 2015 affecting a number of hotels it manages, including six hotels owned by the Company. The third-party hotel manager is cooperating with the relevant authorities in their investigations of these criminal cyber-attacks. The Company and its third-party hotel manager are continuing to take steps to assess and further strengthen information security systems.
The Company believes that each of the credit card companies impacted may seek to impose fines, fees or assessments in connection with the breach against various parties, including the Company. The Company may also incur other costs, including legal fees and other professional services fees, related to investigating the breach. Because the investigation into each of these matters is ongoing and certain factual and legal questions remain unanswered, the Company is unable to estimate with certainty the total costs, fines, fees or assessments that may be associated with any potential claims; however, the Company currently believes that any amounts that the Company may ultimately be required to pay as a result of this incident will not be material to its financial position, results of operations or cash flows.
Management Agreements
As of June 30, 2015, 123 of the Company's hotel properties were operated pursuant to long-term agreements with initial terms ranging from 3 to 30 years. This number includes five Marriott and ten Hyatt hotels that receive the benefits of a franchise agreement pursuant to a management agreement. Each management company receives a base management fee generally between 2.5% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally between 3.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on their investment in the hotel. Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2015, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $12.5 million and $23.4 million, respectively. For the three and six months ended June 30, 2014, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $12.0 million and $21.1 million, respectively.
Franchise Agreements

As of June 30, 2015, 108 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes five Marriott and ten Hyatt hotels that receive the benefits of a franchise agreement pursuant to their respective management agreements. Franchise agreements allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.0% and 3.0% of food and beverage revenues.  Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2015, the Company incurred franchise fee expense of approximately $19.2 million and $36.3 million, respectively. For the three and six months ended June 30, 2014, the Company incurred franchise fee expense of approximately $19.1 million and $34.8 million, respectively.

11.       Equity

On May 1, 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $200.0 million of the Company's common shares. The share repurchase program will expire on April 30, 2016. During the three months ended June 30, 2015, the Company repurchased 1,995,177 of its common shares for approximately $59.8 million. As of June 30, 2015 there is approximately $140.2 million remaining for future repurchases of common shares.

On May 22, 2014, the Company issued and sold 9,200,000 common shares of beneficial interest, $0.01 par value per share, at a price per share of $26.45, for total gross proceeds of $243.3 million. The Company received aggregate net proceeds of approximately $232.8 million.

12.       Equity Incentive Plan

On May 1, 2015, the Company’s shareholders approved the 2015 Equity Incentive Plan (the "2015 Plan"), which constitutes an amendment and restatement of the 2011 Equity Incentive Plan (the "2011 Plan"), including an increase in the total number of available shares under the 2015 Plan by 2,500,000 shares and changes to certain other terms of the 2011 Plan. The Company may issue equity-based awards to officers, employees, non-employee trustees and other eligible persons under the 2015 Plan. The 2015 Plan provides for a maximum of 7,500,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, unrestricted share awards, share units, dividend equivalent rights, long-term incentive units, other equity-based awards and cash bonus awards.

Share Awards

From time to time, the Company may award non-vested restricted shares under the 2015 Plan, as compensation to officers, employees and non-employee trustees. The shares issued to officers and employees vest over a period of time as determined by the board of trustees at the date of grant. The Company recognizes compensation expense for time-based non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.

The Company may also award unrestricted shares under the 2015 Plan as compensation to non-employee trustees that would otherwise be paid in cash for their services. The shares issued to trustees are unrestricted and include no vesting conditions. The Company recognizes compensation expense for the unrestricted shares issued in lieu of cash compensation on the date of issuance based upon the fair market value of the shares on that date.

A summary of the non-vested shares as of June 30, 2015 is as follows:

	2015
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	731,459	$21.21
Granted (1)	289,665	32.19
Vested (1)	(293,693)	20.38
Forfeited	(5,327)	24.71
Unvested at June 30,	722,104	$25.92

(1)	Includes 2,168 unrestricted shares issued in lieu of cash compensation to non-employee trustees at a weighted-average grant date fair value of $30.53.

For the three and six months ended June 30, 2015, the Company recognized approximately $2.6 million and $5.6 million, respectively, of share-based compensation expense related to restricted share awards. For the three and six months ended June 30, 2014, the Company recognized approximately $2.7 million and $5.2 million, respectively, of share-based compensation expense related to restricted share awards. As of June 30, 2015, there was $17.8 million of total unrecognized compensation costs related to non-vested share awards and these costs are expected to be primarily recognized over a weighted-average period of 2.8 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the six months ended June 30, 2015 was approximately $9.3 million.

Performance Units

The Company awarded performance units to certain employees under the 2015 Plan.  The performance units vest over a four-year period, including three years of performance-based vesting ("measurement period") plus an additional one year of time-based vesting.

As of June 30, 2015, there were 1.0 million unvested performance units with a weighted-average grant date fair value of $15.36 per performance unit.

For the three and six months ended June 30, 2015, the Company recognized $1.1 million and $2.2 million of share-based compensation expense related to the performance units, respectively.  For the three and six months ended June 30, 2014, the Company recognized $1.1 million and $2.2 million of share-based compensation expense related to the performance units, respectively. As of June 30, 2015, there was $2.2 million of total unrecognized compensation cost related to the performance units and these costs are expected to be recognized over a weighted-average period of 0.6 years.

As of June 30, 2015, there were 4,957,142 common shares available for future grant under the 2015 Plan.  Any performance units that convert into restricted shares will reduce the number of common shares available for future grant under the 2015 Plan.

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

For the three and six months ended June 30, 2015, $0.1 million and $0.1 million represented undistributed earnings that were allocated to participating shares. For the three and six months ended June 30, 2014, $0.2 million and $0.1 million, respectively, represented undistributed earnings that were allocated to participating shares.

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and six months ended June 30, 2015 and 2014, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to common shareholders	$55,991	$52,904	$103,841	$64,836
Less: Dividends paid on unvested restricted shares	(238)	(224)	(518)	(470)
Less: Undistributed earnings attributable to unvested restricted shares	(72)	(184)	(95)	(67)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$55,681	$52,496	$103,228	$64,299
Denominator:
Weighted-average number of common shares - basic	130,670,629	125,260,607	130,969,957	123,510,507
Unvested restricted shares	188,138	308,580	232,682	295,684
Unvested performance units	759,926	905,864	745,293	890,734
Weighted-average number of common shares - diluted	131,618,693	126,475,051	131,947,932	124,696,925

Net income attributable to common shareholders - basic	$0.43	$0.42	$0.79	$0.52

Net income attributable to common shareholders - diluted	$0.42	$0.42	$0.78	$0.52

14.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2015	2014
Interest paid, net of capitalized interest	$23,827	$26,373

Income taxes paid	$1,384	$1,319

Supplemental investing and financing transactions:
In conjunction with the acquisitions, the Company recorded the following:
Purchase of real estate	$—	$504,200
Accounts receivable	—	750
Other assets	—	1,636
Advance deposits	—	(509)
Accounts payable and other liabilities	—	(1,974)
Acquisition of hotel and other properties, net	$—	$504,103

In conjunction with the disposals, the Company recorded the following:
Disposal of hotel properties	$232,700	$128,000
Disposition costs	(8,577)	(2,846)
Operating prorations	3,714	(1,078)
Proceeds from the disposal of hotel properties, net	$227,837	$124,076

Supplemental non-cash transactions:
Accrued capital expenditures	$1,813	$—

15.       Subsequent Events

In July 2015, the Company drew down the entire $150.0 million available on the 2014 Seven-Year Term Loan. Additionally, the Company borrowed $7.0 million under a mortgage loan encumbered by a hotel property.

In July 2015, the Company sold the 80-room Residence Inn South Bend, located in South Bend, IN, for a sales price of $5.8 million.

In July 2015, the Company acquired a 100% interest in the 164-room Hyatt Place DC/Downtown/K Street in Washington, DC for a purchase price of $68.0 million.

In July 2015, the Company acquired a 100% interest in the 170-room Homewood Suites Seattle/Lynnwood in Lynnwood, WA for a purchase price of $37.9 million.

In July 2015, in connection with the end of the performance measurement period, the Company issued 838,934 restricted common shares upon conversion of an equal number of performance units, less 202,734 shares which were withheld to satisfy employee income tax withholding requirements. Half of the restricted common shares vested immediately with the remaining half vesting in July 2016.

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

Despite current geopolitical challenges, we are very encouraged by the positive momentum in the U.S. economy.  Lodging demand is at record levels and hotel supply currently remains below historical averages.  We expect to see increases in corporate profits over the upcoming years and currently do not anticipate any significant slowdown in lodging fundamentals. Accordingly, we remain cautiously optimistic that we are in a positive multi-year lodging cycle.

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

As of June 30, 2015, we owned 125 properties, comprised of 123 hotels with approximately 20,400 rooms and two planned hotel conversions, located in 21 states and the District of Columbia, and an interest in a mortgage loan secured by a hotel.  We own, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of one property in which we own a 98.3% controlling interest in a joint venture.

We elected to be taxed as a REIT, for U.S. federal income tax purposes, when we filed our U.S. federal tax return for the taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of our operating partnership. As of June 30, 2015, we owned, through a combination of direct and indirect interests, 99.3% of the units of limited partnership interest in the Operating Partnership ("OP units").

Recent Significant Activities

Our recent significant activities reflect our commitment to creating long-term shareholder value through enhancing our portfolio’s quality, recycling capital and maintaining a prudent capital structure. During the three months ended June 30, 2015, the following significant activities took place:

•
Sold the 63-room Fairfield Inn and Suites Valparaiso, located in Valparaiso, IN, for a sales price of $2.4 million. In conjunction with this transaction, we recorded a $0.9 million gain on disposal which is included in the consolidated statement of operations.

•Repurchased 1,995,177 common shares for approximately $59.8 million under a share repurchase program.
•Paid down approximately $26.4 million of property level debt.
•Entered into four interest rate swaps with a total notional amount of $275.0 million.
•Declared a cash dividend of $0.33 per common share for the quarter.
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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances. Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies since December 31, 2014.

Results of Operations

At June 30, 2015, we owned 125 properties.  Based on when a property is acquired, sold or closed for renovation, operating results for certain properties are not comparable for the three and six months ended June 30, 2015 and 2014.  The non-comparable properties include 15 acquisitions which took place between January 1, 2014 and June 30, 2015, 39 dispositions which took place in 2014 and 2015 and three properties that were closed for renovation during all or a portion of the period between January 1, 2014 and June 30, 2015.

Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014

	For the three months ended June 30,
	2015	2014	$ change	% change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$262,240	$259,447	$2,793	1.1%
Food and beverage revenue	29,587	27,481	2,106	7.7%
Other operating department revenue	9,425	8,119	1,306	16.1%
Total revenue	$301,252	$295,047	$6,205	2.1%
Expense
Operating expense
Room expense	$55,207	$54,136	$1,071	2.0%
Food and beverage expense	20,492	18,746	1,746	9.3%
Management and franchise fee expense	31,677	31,052	625	2.0%
Other operating expense	59,228	59,837	(609)	(1.0)%
Total property operating expense	166,604	163,771	2,833	1.7%
Depreciation and amortization	37,778	35,422	2,356	6.7%
Property tax, insurance and other	18,281	17,938	343	1.9%
General and administrative	10,393	10,135	258	2.5%
Transaction and pursuit costs	853	2,411	(1,558)	(64.6)%
Total operating expense	233,909	229,677	4,232	1.8%
Operating income	67,343	65,370	1,973	3.0%
Other income	456	405	51	12.6%
Interest income	363	962	(599)	(62.3)%
Interest expense	(12,335)	(14,142)	1,807	(12.8)%
Income from continuing operations before income taxes	55,827	52,595	3,232	6.1%
Income tax expense	(89)	(494)	405	(82.0)%
Income from continuing operations	55,738	52,101	3,637	7.0%
Gain on disposal of hotel properties	672	1,260	(588)	(46.7)%
Net income	56,410	53,361	3,049	5.7%
Net income attributable to non-controlling interests
Noncontrolling interest in joint venture	(46)	(79)	33	(41.8)%
Noncontrolling interest in common units of Operating Partnership	(373)	(378)	5	(1.3)%
Net income attributable to common shareholders	$55,991	$52,904	$3,087	5.8%

Revenue

Total revenue increased $6.2 million, or 2.1%, to $301.3 million for the three months ended June 30, 2015 from $295.0 million for the three months ended June 30, 2014. The increase was a result of a $10.6 million increase in total revenue at comparable properties, which included a 4.0% increase in RevPAR. This was partially offset by a $4.4 million net decrease in revenue attributable to non-comparable properties.

The following are the quarter-to-date key hotel operating statistics for comparable properties owned at June 30, 2015 and 2014, respectively:

	For the three months ended June 30,
	2015	2014	% Change
Number of comparable properties (at end of period)	107	107	—
Occupancy	82.5%	83.8%	(1.5)%
ADR	$169.02	$160.11	5.6%
RevPAR	$139.51	$134.14	4.0%

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $2.8 million, or 1.1%, to $262.2 million for the three months ended June 30, 2015 from $259.4 million for the three months ended June 30, 2014.  This increase was a result of an $8.6 million increase in room revenue from comparable properties attributable to a 4.0% increase in RevPAR at the comparable properties. This was partially offset by a $5.8 million net decrease in room revenue from non-comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $2.1 million, or 7.7%, to $29.6 million for the three months ended June 30, 2015 from $27.5 million for the three months ended June 30, 2014. The increase includes a $1.8 million increase for the comparable properties and a $0.3 million net increase in food and beverage revenue from non-comparable properties.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $1.3 million, or 16.1%, to $9.4 million for the three months ended June 30, 2015 from $8.1 million for the three months ended June 30, 2014.  The increase was due to a $1.0 million net increase of other operating department revenue from non-comparable properties and a $0.3 million increase at comparable properties.

Property Operating Expense

Property operating expense increased $2.8 million, or 1.7%, to $166.6 million for the three months ended June 30, 2015 from $163.8 million for the three months ended June 30, 2014. This increase includes a $5.2 million increase in property operating expense attributable to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues. This was partially offset by a $2.4 million net decrease in property operating expense attributable to non-comparable properties.

Depreciation and Amortization

Depreciation and amortization expense increased $2.4 million, or 6.7%, to $37.8 million for the three months ended June 30, 2015 from $35.4 million for the three months ended June 30, 2014. The increase is the result of capital expenditures to improve our properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $0.3 million, or 1.9%, to $18.3 million for the three months ended June 30, 2015 from $17.9 million for the three months ended June 30, 2014.  The increase includes the net impact of increasing property tax assessments of $1.2 million, partially offset by a $0.9 million net decrease in property tax, insurance and other expense attributable to non-comparable properties.

General and Administrative

General and administrative expense increased $0.3 million, or 2.5%, to $10.4 million for the three months ended June 30, 2015 from $10.1 million for the three months ended June 30, 2014.  The increase in general and administrative expense is primarily attributable to professional fees.

Interest Expense

The components of our interest expense for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	For the three months ended June 30,
	2015	2014	$ change	% change
Mortgage indebtedness	$3,673	$5,790	$(2,117)	(36.6)%
Revolver and Term Loans	8,294	7,420	874	11.8%
Amortization of deferred financing fees	1,024	1,074	(50)	(4.7)%
Capitalized interest	(656)	(142)	(514)	—
Total interest expense	$12,335	$14,142	$(1,807)	(12.8)%

Interest expense decreased $1.8 million, or 12.8%, to $12.3 million for the three months ended June 30, 2015 from $14.1 million for the three months ended June 30, 2014.  The decrease in interest expense from mortgage indebtedness was due to decreases in principal balances as a result of mortgage amortization as well as mortgage principal balances that were paid down. The increase in interest expense from the Revolver and Term Loans was due to increased expense related to interest rate hedges. The increase in capitalized interest was due to the two major redevelopment projects underway during the three months ended June 30, 2015.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes.  The effective tax rates at our TRSs were 1.0% and 1.6% for the three months ended June 30, 2015 and 2014, respectively. Our tax expense decreased $0.4 million to $0.1 million for the three months ended June 30, 2015 from $0.5 million for the three months ended June 30, 2014. The decrease in tax expense is primarily due to state taxes at our Operating Partnership.

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

	For the six months ended June 30,
	2015	2014	$ change	% change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$494,799	$465,472	$29,327	6.3%
Food and beverage revenue	58,580	50,848	7,732	15.2%
Other operating department revenue	18,278	15,100	3,178	21.0%
Total revenue	$571,657	$531,420	$40,237	7.6%
Expense
Operating expense
Room	$109,293	$101,657	$7,636	7.5%
Food and beverage	41,256	35,619	5,637	15.8%
Management and franchise fee expense	59,719	55,865	3,854	6.9%
Other operating expenses	119,809	116,213	3,596	3.1%
Total property operating expense	330,077	309,354	20,723	6.7%
Depreciation and amortization	74,981	68,298	6,683	9.8%
Property tax, insurance and other	38,324	35,190	3,134	8.9%
General and administrative	20,792	20,264	528	2.6%
Transaction and pursuit costs	988	3,895	(2,907)	(74.6)%
Total operating expense	465,162	437,001	28,161	6.4%
Operating income	106,495	94,419	12,076	12.8%
Other income	546	515	31	6.0%
Interest income	808	1,285	(477)	(37.1)%
Interest expense	(25,843)	(28,788)	2,945	(10.2)%
Income from continuing operations before income tax expense	82,006	67,431	14,575	21.6%
Income tax expense	(464)	(788)	324	(41.1)%
Income from continuing operations	81,542	66,643	14,899	22.4%
Gain (loss) on disposal of hotel properties	22,970	(1,297)	24,267	—%
Net income	104,512	65,346	39,166	59.9%
Net (income) loss attributable to non-controlling interests
Noncontrolling interest in joint venture	23	(45)	68	(151.1)%
Noncontrolling interest in common units of Operating Partnership	(694)	(465)	(229)	49.2%
Net income attributable to common shareholders	$103,841	$64,836	$39,005	60.2%

Revenue

Total revenue increased $40.2 million, or 7.6%, to $571.7 million for the six months ended June 30, 2015 from $531.4 million for the six months ended June 30, 2014. The increase was a result of a $21.6 million increase in total revenue at the comparable properties, which included a 4.2% increase in RevPAR, and an $18.6 million net increase in revenue attributable to non-comparable properties.

The following are the year-to-date key hotel operating statistics for comparable properties owned at June 30, 2015 and 2014, respectively:

	For the six months ended June 30,
	2015	2014	% Change
Number of comparable properties (at end of period)	107	107	—
Occupancy	78.9%	79.8%	(1.1)%
ADR	$163.31	$155.03	5.3%
RevPAR	$128.91	$123.73	4.2%

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $29.3 million, or 6.3%, to $494.8 million for the six months ended June 30, 2015 from $465.5 million for the six months ended June 30, 2014.  This increase was a result of a $16.5 million increase in room revenue from comparable properties attributable to a 4.2% increase in RevPAR at the comparable properties and a $12.9 million net increase in room revenue from non-comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $7.7 million, or 15.2%, to $58.6 million for the six months ended June 30, 2015 from $50.8 million for the six months ended June 30, 2014. The increase includes a $4.3 million increase for the comparable properties and a $3.4 million net increase in food and beverage revenue from non-comparable properties.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $3.2 million, or 21.0%, to $18.3 million for the six months ended June 30, 2015 from $15.1 million for the six months ended June 30, 2014.  The increase was due to a $2.4 million net increase of other operating department revenue from non-comparable properties and a $0.8 million increase at comparable properties.

Property Operating Expense

Property operating expense increased $20.7 million, or 6.7%, to $330.1 million for the six months ended June 30, 2015 from $309.4 million for the six months ended June 30, 2014. This increase includes a $10.7 million increase in property operating expense attributable to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues. The remaining increase was primarily attributable a $10.0 million net increase in property operating expense attributable to non-comparable properties.

Depreciation and Amortization

Depreciation and amortization expense increased $6.7 million, or 9.8%, to $75.0 million for the six months ended June 30, 2015 from $68.3 million for the six months ended June 30, 2014. The increase includes additional depreciation of $4.5 million as the result of capital expenditures to improve our properties and a $2.2 million net increase in depreciation and amortization expense arising from non-comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $3.1 million, or 8.9%, to $38.3 million for the six months ended June 30, 2015 from $35.2 million for the six months ended June 30, 2014.  The increase includes an increase of $3.2 million representing the net impact of increasing property tax assessments, partially offset by a $0.1 million net decrease in property tax, insurance and other expense attributable to non-comparable properties.

General and Administrative

General and administrative expense increased $0.5 million, or 2.6%, to $20.8 million for the six months ended June 30, 2015 from $20.3 million for the six months ended June 30, 2014.  The increase in general and administrative expense is primarily attributable to an increase in amortization of restricted share awards of $0.4 million and an increase in professional fees of $0.1 million.

Interest Expense

The components of our interest expense for the six months ended June 30, 2015 and 2014 were as follows (in thousands):

	For the six months ended June 30,
	2015	2014	$ change	% change
Mortgage indebtedness	$8,836	$11,593	$(2,757)	(23.8)%
Revolver and Term Loans	16,183	14,272	1,911	13.4%
Loss on defeasance	—	804	(804)	—
Amortization of deferred financing fees	2,056	2,261	(205)	(9.1)%
Capitalized interest	(1,232)	(142)	(1,090)	—
Total interest expense	$25,843	$28,788	$(2,945)	(10.2)%

Interest expense decreased $2.9 million, or 10.2%, to $25.8 million for the six months ended June 30, 2015 from $28.8 million for the six months ended June 30, 2014.  The decrease in interest expense from mortgage indebtedness was due to decreases in principal balances as a result of mortgage amortization as well as mortgage principal balances that were paid down. The increase in interest expense from the Revolver and Term Loans was due to increased expense related to interest rate hedges. The loss on defeasance related to costs incurred to extinguish the mortgage indebtedness in conjunction with the disposal of certain properties during the six months ended June 30, 2014. The increase in capitalized interest was due to the two major redevelopment projects underway during the six months ended June 30, 2015.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes.  The effective tax rates at our TRSs were (103.1%) and 2.4% for the six months ended June 30, 2015 and 2014, respectively. Our tax expense decreased $0.3 million to $0.5 million for the six months ended June 30, 2015 from $0.8 million for the six months ended June 30, 2014. The decrease in tax expense is primarily due to state taxes at our Operating Partnership.  The negative effective tax rate for the six months ended June 30, 2015 was due to our TRSs incurring income taxes in certain jurisdictions, despite not having taxable income overall.

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

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net income	$56,410	$53,361	$104,512	$65,346
Depreciation and amortization	37,778	35,422	74,981	68,298
(Gain) loss on disposal of hotel properties	(672)	(1,260)	(22,970)	1,297
Noncontrolling interest in consolidated joint venture	(46)	(79)	23	(45)
Adjustments related to consolidated joint venture (1)	(43)	(46)	(85)	(93)
FFO attributable to common shareholders	93,427	87,398	156,461	134,803
Transaction and pursuit costs	853	2,411	988	3,895
Amortization of share-based compensation	3,768	3,820	7,791	7,393
Loan related costs (2)	7	—	97	1,073
Adjusted FFO	$98,055	$93,629	$165,337	$147,164

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(2)	Represents debt extinguishment costs and accelerated amortization of deferred financing fees.

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

The following is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net income	$56,410	$53,361	$104,512	$65,346
Depreciation and amortization	37,778	35,422	74,981	68,298
Interest expense, net (1)	12,327	13,502	25,824	28,140
Income tax expense	89	494	464	788
Noncontrolling interest in consolidated joint venture	(46)	(79)	23	(45)
Adjustments related to consolidated joint venture (2)	(43)	(46)	(85)	(93)
EBITDA	106,515	102,654	205,719	162,434
Transaction and pursuit costs	853	2,411	988	3,895
(Gain) loss on disposal of hotel properties	(672)	(1,260)	(22,970)	1,297
Amortization of share-based compensation	3,768	3,820	7,791	7,393
Adjusted EBITDA	$110,464	$107,625	$191,528	$175,019

(1)
Interest expense is net of interest income, excluding amounts attributable to investment in loans of $0.4 million and $0.8 million for the three and six months ended June 30, 2015, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively.

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

Our properties will require periodic capital expenditures and renovation to remain competitive.  In addition, acquisitions, redevelopments or expansions of properties will require significant capital outlays.  We may not be able to fund such capital outlays solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gain, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gain.  As a result, our ability to fund capital expenditures, acquisitions or property redevelopment through retained earnings is very limited.  Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes.  If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations and prospects could be materially and adversely affected.

Sources and Uses of Cash

As of June 30, 2015, we had $263.9 million of cash and cash equivalents compared to $262.5 million at December 31, 2014.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $145.9 million for the six months ended June 30, 2015. Net income of $104.5 million included significant non-cash expenses, including $75.0 million of depreciation and amortization, $7.8 million of amortization of share-based compensation and $2.1 million of amortization of deferred financing costs. These amounts were partially offset by a $23.0 million gain on disposal of hotel properties. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our properties resulted in net cash outflow of $20.4 million.

Net cash flow provided by operating activities totaled $132.0 million for the six months ended June 30, 2014. Net income of $65.3 million included significant non-cash expenses, including $68.3 million of depreciation and amortization, $7.4 million of amortization of share-based compensation, $2.3 million of amortization of deferred financing costs and a $1.3 million loss on disposal of hotel properties. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $13.0 million.

Cash flows from Investing Activities

Net cash flow provided by investing activities totaled $159.0 million for the six months ended June 30, 2015 primarily due to $227.8 million of net proceeds from the sale of 21 properties and the net releases from restricted cash reserves of $3.1 million. This was partially offset by $47.3 million in routine capital improvements and additions to hotels and other properties, $17.4 million related to two major redevelopment projects and $7.0 million of purchase deposits paid.

For the two major redevelopment projects we have underway, we incurred $17.4 million of costs for the six months ended June 30, 2015, and total costs of $38.3 million since the inception of the projects. We expect to incur additional costs of between $1.7 million and $3.7 million. Both projects are expected to be completed in the third quarter of 2015.

Net cash flow used in investing activities totaled $410.6 million for the six months ended June 30, 2014 primarily due to $504.1 million used for the purchase of 13 properties, $35.4 million in routine capital improvements and additions to hotels and other properties and $3.2 million related to three major redevelopment projects. This was partially offset by $124.1 million of proceeds from the sale of 14 properties and the net release from restricted cash reserves of $1.8 million.

Cash flows from Financing Activities

Net cash flow used in financing activities totaled $303.5 million for the six months ended June 30, 2015 primarily due to $155.8 million in payments of mortgage principal, $83.8 million of distributions on common shares and OP units, $59.8 million paid to repurchase common shares under a share repurchase program and $3.8 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2015 Plan.

Net cash flow provided by financing activities totaled $320.0 million for the six months ended June 30, 2014 primarily due to $232.8 million provided from the issuance and sale of common shares, $175.0 million in borrowings on the Term Loans and $258.5 million of borrowings under the Revolver. This was partially offset by $258.5 million of repayments on the Revolver, $56.9 million of distributions on common shares and OP units, $25.6 million of mortgage loan repayments, $2.6 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2015 Plan, $1.6 million paid for deferred financing fees and a $1.2 million distribution related to the joint venture noncontrolling interest.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2015, approximately $59.9 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2015, we had approximately $1.4 billion of total variable rate debt outstanding (or 99.3% of total indebtedness) with a weighted-average interest rate of 3.32% per annum. After taking into consideration the effect of interest rate swaps, $124.0 million (or 8.8% of total indebtedness) was subject to variable rates.  If market rates of interest on our variable rate debt outstanding as of June 30, 2015 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.2 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2015, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$9,939	$—	$—	$—	$—	$—	$9,939
Weighted-average interest rate	5.44%	—	—	—	—	—	5.44%
Variable rate debt	$—	$224,000	$143,000	$400,000	$625,000	$—	$1,392,000
Weighted-average interest rate (1)	—	3.63%	4.06%	3.07%	3.19%	—	3.32%
Total	$9,939	$224,000	$143,000	$400,000	$625,000	$—	$1,401,939

(1)	The weighted-average interest rate gives effect to interest rate hedges, as applicable.

The foregoing table reflects indebtedness outstanding as of June 30, 2015 and does not consider indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our consolidated financial statements.  As of June 30, 2015, the estimated fair value of our fixed rate debt was $10.0 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to increase by approximately $0.1 million.

Item 4.            Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2015 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On May 1, 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $200.0 million of the Company's common shares. The share repurchase program will expire on April 30, 2016. During the six months ended June 30, 2015 we repurchased common shares under the authorized share repurchase program.

Additionally, during the six months ended June 30, 2015, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations in connection with the vesting of restricted common shares issued to such employees under our 2015 Plan.

The following table summarizes all of these repurchases during the six months ended June 30, 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2015 through January 31, 2015	—	—	N/A	N/A
February 1, 2015 through February 28, 2015	43,009	$33.48	N/A	N/A
March 1, 2015 through March 31, 2015	10,459	$31.78	N/A	N/A
April 1, 2015 through April 30, 2015	—	—	N/A	N/A
May 1, 2015 through May 31, 2015	944,121	$29.95	888,408	5,736,341
June 1, 2015 through June 30, 2015	1,117,837	$30.05	1,106,769	4,706,502
Total	2,115,426		1,995,177

(1)
The number of shares purchased includes common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued under our 2015 Plan. With respect to these common shares, the price paid per common share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal income tax.

(2)
The maximum number of shares that may yet be repurchased under the stock repurchase plan is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 3.                     Defaults Upon Senior Securities.

None.

Item 4.                     Mine Safety Disclosures.

Not Applicable.

Item 5.                     Other Information.

None.

Item 6.                     Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on page 37 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ LODGING TRUST

Dated: August 6, 2015	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr.
President, Chief Executive Officer and Trustee

Dated: August 6, 2015	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: August 6, 2015	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1
Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant's Registration Statement on Form S-11 (File. No. 333-172011) filed on May 5, 2011)

3.2
Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 7, 2015)

3.3
Articles Supplementary to Articles of Amendment and Restatement of Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 2015)

3.4	Second Amended and Restated Bylaws of RLJ Lodging Trust (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on February 26, 2015)
10.1	RLJ Lodging Trust 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-203947) filed on May 7, 2015)
10.2
Employment Agreement, dated as of May 14, 2015, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Thomas J. Baltimore, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 20, 2015)

10.3
Employment Agreement, dated as of May 14, 2015, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Ross H. Bierkan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 20, 2015)

10.4
Employment Agreement, dated as of May 14, 2015, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Robert L. Johnson (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 20, 2015)

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