Form 10-Q
period 2015-09-30
RLJ Lodging Trust
filed 2015-11-05
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
As of October 28, 2015, 125,725,658 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Investment in hotel properties, net	$3,677,386	$3,518,803
Cash and cash equivalents	140,461	262,458
Restricted cash reserves	57,487	63,054
Hotel and other receivables, net of allowance of $182 and $166, respectively	39,514	25,691
Deferred financing costs, net	8,976	11,421
Deferred income tax asset	7,517	7,502
Prepaid expense and other assets	35,128	42,115
Assets of hotel properties held for sale	—	197,335
Total assets	$3,966,469	$4,128,379
Liabilities and Equity
Mortgage loans	$407,389	$532,747
Term loans	1,175,000	1,025,000
Accounts payable and other liabilities	142,663	129,388
Deferred income tax liability	7,242	7,879
Advance deposits and deferred revenue	12,234	9,984
Accrued interest	4,589	2,783
Distributions payable	41,776	42,114
Total liabilities	1,790,893	1,749,895

Commitments and Contingencies (Note 10)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 125,726,018 and 131,964,706 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,257	1,319
Additional paid-in-capital	2,219,407	2,419,731
Accumulated other comprehensive loss	(32,294)	(13,644)
Distributions in excess of net earnings	(30,217)	(46,415)
Total shareholders’ equity	2,158,153	2,360,991
Noncontrolling interest
Noncontrolling interest in joint venture	6,126	6,295
Noncontrolling interest in Operating Partnership	11,297	11,198
Total noncontrolling interest	17,423	17,493
Total equity	2,175,576	2,378,484
Total liabilities and equity	$3,966,469	$4,128,379

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenue
Operating revenue
Room revenue	$253,163	$261,895	$747,962	$727,367
Food and beverage revenue	27,027	27,076	85,607	77,924
Other operating department revenue	9,230	8,695	27,508	23,795
Total revenue	$289,420	$297,666	$861,077	$829,086
Expense
Operating expense
Room expense	$56,310	$57,012	$165,603	$158,669
Food and beverage expense	19,494	19,397	60,750	55,016
Management and franchise fee expense	28,985	30,709	88,704	86,574
Other operating expense	61,676	64,133	181,485	180,346
Total property operating expense	166,465	171,251	496,542	480,605
Depreciation and amortization	39,847	37,243	114,828	105,541
Impairment loss	—	9,200	—	9,200
Property tax, insurance and other	19,458	17,874	57,782	53,064
General and administrative	8,249	11,029	29,041	31,293
Transaction and pursuit costs	2,017	480	3,005	4,375
Total operating expense	236,036	247,077	701,198	684,078
Operating income	53,384	50,589	159,879	145,008
Other income	557	48	1,103	563
Interest income	373	337	1,181	1,622
Interest expense	(14,042)	(13,858)	(39,885)	(42,646)
Income from continuing operations before income tax expense	40,272	37,116	122,278	104,547
Income tax expense	(151)	(374)	(615)	(1,162)
Income from continuing operations	40,121	36,742	121,663	103,385
Gain (loss) on disposal of hotel properties	812	322	23,782	(975)
Net income	40,933	37,064	145,445	102,410
Net income attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	(49)	(57)	(26)	(102)
Noncontrolling interest in common units of Operating Partnership	(290)	(247)	(984)	(712)
Net income attributable to common shareholders	$40,594	$36,760	$144,435	$101,596

Basic per common share data
Net income per share attributable to common shareholders	$0.32	$0.28	$1.10	$0.80
Weighted-average number of common shares	127,663,480	131,106,440	129,855,686	126,070,309

Diluted per common share data
Net income per share attributable to common shareholders	$0.31	$0.28	$1.10	$0.79
Weighted-average number of common shares	128,143,154	132,386,843	130,410,613	127,297,901

Amounts attributable to the Company’s common shareholders
Income from continuing operations	$39,788	$36,440	$120,819	$102,564
Gain (loss) on disposal of hotel properties	806	320	23,616	(968)
Net income attributable to common shareholders	$40,594	$36,760	$144,435	$101,596

Comprehensive income
Net income	$40,933	$37,064	$145,445	$102,410
Unrealized gain (loss) on interest rate derivatives	(15,166)	5,567	(18,650)	(1,346)
Comprehensive income	25,767	42,631	126,795	101,064
Comprehensive income attributable to the noncontrolling interest in consolidated joint venture	(49)	(57)	(26)	(102)
Comprehensive income attributable to the noncontrolling interest in the Operating Partnership	(290)	(247)	(984)	(712)
Comprehensive income attributable to the Company	$25,428	$42,327	$125,785	$100,250

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interest	Total Equity
Balance at December 31, 2014	131,964,706	$1,319	$2,419,731	$(46,415)	$(13,644)	$11,198	$6,295	$17,493	$2,378,484
Net income	—	—	—	144,435	—	984	26	1,010	145,445
Unrealized loss on interest rate derivative	—	—	—	—	(18,650)	—	—	—	(18,650)
Distributions to joint venture partner	—	—	—	—	—	—	(195)	(195)	(195)
Issuance of restricted stock	1,126,431	11	(11)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	10,488	—	—	—	—	—	10,488
Share grants to trustees	3,477	—	99	—	—	—	—	—	99
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(363,512)	(3)	(11,026)	—	—	—	—	—	(11,029)
Shares acquired as part of a share repurchase program	(6,992,708)	(70)	(199,874)	—	—	—	—	—	(199,944)
Forfeiture of restricted stock	(12,376)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(128,237)	—	(885)	—	(885)	(129,122)
Balance at September 30, 2015	125,726,018	$1,257	$2,219,407	$(30,217)	$(32,294)	$11,297	$6,126	$17,423	$2,175,576

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2013	122,640,042	$1,226	$2,178,004	$(45,522)	$(5,941)	$11,261	$7,306	$18,567	$2,146,334
Net income	—	—	—	101,596	—	712	102	814	102,410
Proceeds from sale of common stock, net	9,200,000	92	232,664	—	—	—	—	—	232,756
Unrealized loss on interest rate derivative	—	—	—	—	(1,346)	—	—	—	(1,346)
Distributions to joint venture partner	—	—	—	—	—	—	(1,182)	(1,182)	(1,182)
Issuance of restricted stock	343,887	3	(3)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	11,244	—	—	—	—	—	11,244
Share grants to trustees	3,360	—	94	—	—	—	—	—	94
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(154,277)	(2)	(4,244)	—	—	—	—	—	(4,246)
Forfeiture of restricted stock	(8,716)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(96,443)	—	(664)	—	(664)	(97,107)
Balance at September 30, 2014	132,024,296	$1,319	$2,417,759	$(40,369)	$(7,287)	$11,309	$6,226	$17,535	$2,388,957

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$145,445	$102,410
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on defeasance	—	804
(Gain) loss on disposal of hotel properties	(23,782)	975
Impairment loss	—	9,200
Depreciation and amortization	114,828	105,541
Amortization of deferred financing costs	3,111	3,312
Amortization of deferred management fees	595	719
Accretion of interest income on investment in loan	(275)	(175)
Share grants to trustees	99	94
Amortization of share-based compensation	10,488	11,244
Deferred income taxes	(652)	(635)
Changes in assets and liabilities:
Hotel and other receivables, net	(13,644)	(14,005)
Prepaid expense and other assets	1,773	(6,912)
Accounts payable and other liabilities	(9,065)	8,953
Advance deposits and deferred revenue	2,204	2,564
Accrued interest	1,806	16
Net cash flow provided by operating activities	232,931	224,105
Cash flows from investing activities
Acquisition of hotel properties, net	(143,769)	(631,640)
Proceeds from the disposal of hotel properties, net	232,938	124,076
Purchase deposits	—	6,246
Improvements and additions to hotel properties	(100,252)	(70,987)
Additions to property and equipment	(919)	(26)
Releases from restricted cash reserves, net	7,115	2,946
Net cash flow used in investing activities	(4,887)	(569,385)
Cash flows from financing activities
Borrowings under revolving credit facility	—	292,500
Repayments under revolving credit facility	—	(292,500)
Borrowings on term loans	150,000	175,000
Proceeds from mortgage loans	7,000	—
Payment of mortgage principal	(165,747)	(27,134)
Repurchase of common shares under a share repurchase program	(199,944)	—
Repurchase of common shares to satisfy employee withholding requirements	(11,029)	(4,246)
Distributions on common shares	(128,602)	(85,532)
Distributions on Operating Partnership units	(858)	(611)
Payment of deferred financing costs	(666)	(1,579)
Distribution to noncontrolling interest	(195)	(1,182)
Proceeds from issuance of common shares	—	232,756
Net cash flow (used in) provided by financing activities	(350,041)	287,472
Net change in cash and cash equivalents	(121,997)	(57,808)
Cash and cash equivalents, beginning of period	262,458	332,248
Cash and cash equivalents, end of period	$140,461	$274,440
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

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2015, there were 126,620,018 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.3% of the outstanding OP units.

As of September 30, 2015, the Company owned 127 hotel properties with approximately 21,100 rooms, located in 22 states and the District of Columbia, and an interest in one mortgage loan secured by a hotel.  The Company owned, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of the DoubleTree Metropolitan Hotel-New York City, in which the Company, through wholly-owned subsidiaries, owned a 98.3% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in hotel operations related to the DoubleTree Metropolitan Hotel. An independent operator manages each property.

2.              Summary of Significant Accounting Policies

The Company's Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of significant accounting policies. There have been no significant changes to the Company's significant accounting policies since December 31, 2014.

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  The unaudited financial statements include adjustments based on management’s estimates (consisting of normal recurring adjustments), which the Company considers necessary for the fair statement of the consolidated balance sheets, statements of operations and comprehensive income, statements of changes in equity and statements of cash flows for the periods presented. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2015. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of actual operating results for the entire year.

The consolidated financial statements include all subsidiaries controlled by the Company. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests in these subsidiaries are presented separately in the consolidated financial statements. As of September 30, 2015, the Company consolidated DBT Met Hotel Venture, LP, a majority-owned partnership that has a third-party, noncontrolling 1.7% ownership interest. The third-party partnership interest is included in noncontrolling interest in joint venture on the consolidated balance sheets. Profits and losses are allocated in proportion to each party's respective ownership interest.

As of September 30, 2015, the Company consolidated the Operating Partnership, which is a majority-owned partnership that has a third-party, noncontrolling 0.7% ownership interest. The third-party partnership interest is included in noncontrolling interest in Operating Partnership on the consolidated balance sheets. Profits and losses are allocated in proportion to each party's respective ownership interest.

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

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 allows debt issuance costs related to a line of credit arrangement to be presented in the balance sheet as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are any amounts outstanding on the line of credit arrangement. The guidance is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company does not believe this ASU will have a material impact on its financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment be recognized in the period in which the adjustment is identified. The guidance is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company does not believe this ASU will have a material impact on its financial position, results of operations or cash flows.

3.              Investment in Hotel Properties

Investment in hotel properties as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land and improvements	$735,068	$706,497
Buildings and improvements	3,192,290	3,005,390
Furniture, fixtures and equipment	550,867	498,126
Intangible assets	2,507	2,507
	4,480,732	4,212,520
Accumulated depreciation and amortization	(803,346)	(693,717)
Investment in hotels properties, net	$3,677,386	$3,518,803

For the three and nine months ended September 30, 2015, depreciation and amortization expense related to investment in hotel properties was approximately $39.7 million and $114.5 million, respectively. For the three and nine months ended September 30, 2014, depreciation and amortization expense related to investment in hotel properties was approximately $37.1 million and $105.2 million, respectively.

Impairment

The Company determined that there was no impairment of any assets for the three and nine months ended September 30, 2015.

In connection with the preparation of the unaudited consolidated financial statements for the three and nine months ended September 30, 2014, the Company evaluated the recoverability of the carrying values of hotels given the current expectation to sell certain hotels before the end of their previously estimated useful lives. Based on an analysis of estimated undiscounted net cash flows, the Company concluded that the carrying values of three hotels were not recoverable. The Company estimated the fair value of the hotels using a widely accepted revenue multiple approach with significant unobservable inputs, including revenue growth projections and prevailing market multiples, from third-party sources. During the three and nine months ended September 30, 2014, the Company recorded an impairment loss of $9.2 million related to these hotels.

4.              Acquisition of Hotel Properties

During the nine months ended September 30, 2015, the Company acquired a 100% interest in the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hyatt Place Washington DC Downtown K Street	Washington, DC	July 15, 2015	Aimbridge Hospitality	164	$68,000
Homewood Suites Seattle Lynnwood	Lynnwood, WA	July 20, 2015	InnVentures	170	37,900
Residence Inn Palo Alto Los Altos	Los Altos, CA	September 25, 2015	InnVentures	156	70,000
				490	$175,900

During the nine months ended September 30, 2014, the Company acquired a 100% interest in the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hyatt House Charlotte Center City	Charlotte, NC	March 12, 2014	Hyatt Affiliate	163	$32,496
Hyatt House Cypress Anaheim	Cypress, CA	March 12, 2014	Hyatt Affiliate	142	14,753
Hyatt House Emeryville San Francisco Bay Area	Emeryville, CA	March 12, 2014	Hyatt Affiliate	234	39,274
Hyatt House San Diego Sorrento Mesa	San Diego, CA	March 12, 2014	Hyatt Affiliate	193	35,985
Hyatt House San Jose Silicon Valley	San Jose, CA	March 12, 2014	Hyatt Affiliate	164	44,159
Hyatt House San Ramon	San Ramon, CA	March 12, 2014	Hyatt Affiliate	142	20,833
Hyatt House Santa Clara	Santa Clara, CA	March 12, 2014	Hyatt Affiliate	150	40,570
Hyatt Market Street The Woodlands	The Woodlands, TX	March 12, 2014	Hyatt Corporation	70	25,817
Hyatt Place Fremont Silicon Valley	Fremont, CA	March 12, 2014	Hyatt Affiliate	151	23,525
Hyatt Place Madison Downtown	Madison, WI	March 12, 2014	Hyatt Affiliate	151	35,088
Courtyard Portland City Center	Portland, OR	May 22, 2014	Sage Hospitality	256	67,000
Embassy Suites Irvine Orange County	Irvine, CA	May 22, 2014	Sage Hospitality	293	53,000
Hilton Cabana Miami Beach	Miami, FL	June 19, 2014	Highgate Hotels	231	71,700
Hyatt Atlanta Midtown	Atlanta, GA	July 14, 2014	Interstate Hotels and Resorts	194	49,500
DoubleTree Grand Key Resort (1)	Key West, FL	September 11, 2014	Interstate Hotels and Resorts	215	78,250
				2,749	$631,950

(1)	Purchase price includes $1.3 million paid for five condominium units.

The allocation of the purchase price for the properties acquired during the nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	For the nine months ended September 30,
	2015	2014
Land and improvements	$28,696	$164,335
Buildings and improvements	135,174	409,506
Furniture, fixtures and equipment	12,030	57,571
Intangible and other assets	—	538
Total purchase price	$175,900	$631,950

The allocation of the purchase price for Residence Inn Palo Alto Los Altos is preliminary given the short period of time between the acquisition date and the issuance of these financial statements.

For properties acquired during the nine months ended September 30, 2015, total revenues and net loss from the date of acquisition through September 30, 2015 are included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2015 as follows (in thousands):

	2015 acquisitions
	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
Revenue	$3,905	$3,905
Net loss	$(1,674)	$(1,674)

For properties acquired during the nine months ended September 30, 2014, total revenues and net income from the date of acquisition through September 30, 2014 are included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014 as follows (in thousands):

	2014 acquisitions
	For the three months ended September 30, 2014	For the nine months ended September 30, 2014
Revenue	$38,181	$67,988
Net income	$8,628	$11,639

The following unaudited condensed pro forma financial information presents the results of operations as if the 2015 acquisitions had taken place on January 1, 2014 and the 2014 acquisitions had taken place on January 1, 2013. The unaudited condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the 2015 and 2014 acquisitions had taken place on January 1, 2014 and 2013, respectively, nor does it purport to represent the results of operations for future periods.  The unaudited condensed pro forma financial information is as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenue	$293,099	$305,610	$874,190	$881,605
Net income attributable to common shareholders	$43,341	$38,391	$148,103	$111,083
Net income per share attributable to common shareholders - basic	$0.34	$0.29	$1.14	$0.88
Net income per share attributable to common shareholders - diluted	$0.34	$0.29	$1.14	$0.87
Weighted average number of shares outstanding - basic	127,663,480	131,106,440	129,855,686	126,070,309
Weighted average number of shares outstanding - diluted	128,143,154	132,386,843	130,410,613	127,297,901

5.            Disposal of Hotel Properties

During the nine months ended September 30, 2015, the Company sold 22 hotel properties in three transactions for a total sales price of approximately $238.5 million. In conjunction with these transactions, the Company recorded a $23.8 million gain on disposal which is included in the accompanying consolidated statement of operations.

The following table provides a list of properties that were sold during the nine months ended September 30, 2015:

Property Name	Location	Disposal Date	Rooms
Courtyard Chicago Schaumburg	Schaumburg, IL	February 23, 2015	162
Courtyard Detroit Pontiac Bloomfield	Pontiac, MI	February 23, 2015	110
Courtyard Grand Junction	Grand Junction, CO	February 23, 2015	136
Courtyard Mesquite	Mesquite, TX	February 23, 2015	101
Courtyard San Antonio Airport Northstar	San Antonio, TX	February 23, 2015	78
Courtyard Tampa Brandon	Tampa, FL	February 23, 2015	90
Fairfield Inn & Suites Merrillville	Merrillville, IN	February 23, 2015	112
Fairfield Inn & Suites San Antonio Airport	San Antonio, TX	February 23, 2015	120
Fairfield Inn & Suites Tampa Brandon	Tampa, FL	February 23, 2015	107
Hampton Inn Merrillville	Merrillville, IN	February 23, 2015	64
Holiday Inn Grand Rapids Airport	Kentwood, MI	February 23, 2015	148
Homewood Suites Tampa Brandon	Tampa, FL	February 23, 2015	126
Marriott Auburn Hills Pontiac at Centerpoint	Pontiac, MI	February 23, 2015	290
Residence Inn Austin Round Rock	Round Rock, TX	February 23, 2015	96
Residence Inn Chicago Schaumburg	Schaumburg, IL	February 23, 2015	125
Residence Inn Detroit Pontiac Auburn Hills	Pontiac, MI	February 23, 2015	114
Residence Inn Grand Junction	Grand Junction, CO	February 23, 2015	104
Residence Inn Indianapolis Carmel	Carmel, IN	February 23, 2015	120
Springhill Suites Chicago Schaumburg	Schaumburg, IL	February 23, 2015	132
Springhill Suites Indianapolis Carmel	Carmel, IN	February 23, 2015	126
Fairfield Inn and Suites Valparaiso	Valparaiso, IN	May 22, 2015	63
Residence Inn South Bend	South Bend, IN	July 7, 2015	80
		Total	2,604

During the nine months ended September 30, 2014, the Company sold 14 hotel properties in four separate transactions for a total sales price of approximately $128.0 million. In conjunction with these transactions, the Company recorded a $1.0 million loss on disposal, which is included in the accompanying consolidated statement of operations. Additionally, the Company defeased the mortgage indebtedness secured by three of the properties that were sold. The cost of the defeasance was approximately $0.8 million, which is included in interest expense in the accompanying consolidated statement of operations.

The following table provides a list of properties that were sold during the nine months ended September 30, 2014:

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

The 2012 Five-Year Term Loan, the 2012 Seven-Year Term Loan, the 2013 Five-Year Term Loan and the 2014 Seven-Year Term loan are collectively the "Term Loans". The Revolver and Term Loans are subject to customary financial covenants. As of September 30, 2015, the Company was in compliance with all financial covenants.

As of and for the three and nine months ended September 30, 2015 and 2014, details of the Revolver and Term Loans are as follows (in thousands):

				Interest expense for the
				three months ended September 30,		nine months ended September 30,
	Outstanding Borrowings at September 30, 2015	Maturity Date	Interest Rate at September 30, 2015 (1)	2015	2014	2015	2014
Revolver (2)(3)	$—	November 2016	n/a	$268	$287	$793	$906
2013 Five-Year Term Loan (4)	400,000	August 2018	3.07%	3,148	3,137	9,294	9,090
2012 Five-Year Term Loan (5)	400,000	March 2019	2.72%	2,783	1,748	7,659	4,898
2012 Seven-Year Term Loan (6)	225,000	November 2019	4.04%	2,324	2,320	6,865	6,870
2014 Seven-Year Term Loan (7)(8)	150,000	January 2022	3.43%	1,319	—	1,414	—
Total	$1,175,000			$9,842	$7,492	$26,025	$21,764

(1)	Interest rate at September 30, 2015 gives effect to interest rate hedges, as applicable.

(2)	At September 30, 2015 there was $300.0 million of borrowing capacity on the Revolver.

(3)
Includes an unused facility fee of $0.3 million and $0.8 million for the three and nine months ended September 30, 2015, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2014, respectively.

(4)
Includes interest expense related to an interest rate hedge of $1.3 million and $3.7 million for the three and nine months ended September 30, 2015, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2014, respectively.

(5)	Includes interest expense related to an interest rate hedge of $1.0 million and $2.4 million for the three and nine months ended September 30, 2015, respectively.

(6)
Includes interest expense related to an interest rate hedge of $1.0 million and $3.1 million for the three and nine months ended September 30, 2015, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2014, respectively.

(7)	Includes an unused facility fee of $0 and $0.1 million for the three and nine months ended September 30, 2015, respectively.

(8)	Includes interest expense related to an interest rate hedge of $0.6 million and $0.6 million for the three and nine months ended September 30, 2015, respectively.

Mortgage Loans

As of September 30, 2015 and December 31, 2014, the Company was subject to the following mortgage loans (in thousands):

						Principal balance at
Lender	Number of Assets Encumbered	Interest Rate at September 30, 2015 (1)		Maturity Date		September 30, 2015	December 31, 2014
PNC Bank (2)	5	2.54%	(3)	May 2016	(5)	$74,000	$74,000
Wells Fargo (6)	4	4.19%	(4)	September 2016	(7)	150,000	150,000
Wells Fargo	4	3.98%	(3)	October 2017	(7)	150,000	143,000
Wells Fargo	1	5.25%		June 2022		33,389	—
Capmark Financial Group				May 2015		—	10,513
Capmark Financial Group				June 2015		—	4,561
Barclays Bank				June 2015		—	107,544
Barclays Bank				June 2015		—	26,775
Capmark Financial Group				July 2015		—	6,214
Barclays Bank				September 2015		—	10,140
	14					$407,389	$532,747

(1)	Interest rate at September 30, 2015 gives effect to interest rate hedges, as applicable.

(2)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(3)	Requires payments of interest only until the commencement of the extension period(s).

(4)	Requires payments of interest only until October 2015.

(5)	Maturity date may be extended for a one-year term at the Company’s option, subject to certain lender requirements.

(6)	Two of the four hotels encumbered by the Wells Fargo loan are cross-collateralized.

(7)	Maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

Mortgage interest expense for the three and nine months ended September 30, 2015 was $3.7 million and $12.5 million, respectively, including interest expense related to interest rate hedges of $1.2 million and $3.6 million, respectively. Mortgage interest expense for the three and nine months ended September 30, 2014 was $5.8 million and $17.4 million, respectively, including interest expense related to interest rate hedges of $0.6 million and $1.9 million, respectively. Some mortgage agreements are subject to customary financial covenants. The Company was in compliance with these covenants at September 30, 2015 and December 31, 2014.

7.              Derivatives and Hedging

The Company employs derivative instruments to hedge against interest rate fluctuations. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive loss, a component of shareholders’ equity.  Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period.  For derivative instruments not designated as hedging instruments, unrealized gains or losses are recognized in earnings in the current period. At September 30, 2015 and December 31, 2014, all derivative instruments were designated as cash flow hedges.

At September 30, 2015 and December 31, 2014, the aggregate fair value of interest rate swap liabilities of $32.3 million and $13.6 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of September 30, 2015 and December 31, 2014, the Company had entered into the following derivative instruments (in thousands):

	Notional value at				Fair value at
Hedge type	September 30, 2015	December 31, 2014	Interest rate	Maturity	September 30, 2015	December 31, 2014
Swap-cash flow	$275,000	$275,000	1.12%	November 2017	$(2,810)	$(232)
Swap-cash flow	175,000	175,000	1.56%	March 2018	(3,694)	(2,182)
Swap-cash flow	175,000	175,000	1.64%	March 2018	(4,015)	(2,596)
Swap-cash flow	16,500	16,500	1.83%	September 2018	(487)	(315)
Swap-cash flow	16,500	16,500	1.75%	September 2018	(451)	(270)
Swap-cash flow	40,500	40,500	1.83%	September 2018	(1,196)	(772)
Swap-cash flow	41,500	41,500	1.75%	September 2018	(1,134)	(678)
Swap-cash flow	18,000	18,000	1.83%	September 2018	(531)	(343)
Swap-cash flow	17,000	17,000	1.75%	September 2018	(464)	(278)
Swap-cash flow	125,000	125,000	2.02%	March 2019	(4,743)	(3,073)
Swap-cash flow	100,000	100,000	1.94%	March 2019	(3,534)	(2,145)
Swap-cash flow	125,000	—	1.27%	March 2019	(1,436)	—
Swap-cash flow (1)	100,000	—	1.96%	March 2019	(691)	—
Swap-cash flow (1)	50,000	—	1.85%	March 2019	(272)	—
Swap-cash flow (1)	50,000	—	1.81%	March 2019	(246)	—
Swap-cash flow (1)	25,000	—	1.74%	March 2019	(101)	—
Swap-cash flow	143,000	143,000	1.81%	October 2020	(4,149)	(760)
Swap-cash flow	50,000	—	1.61%	June 2021	(742)	—
Swap-cash flow	50,000	—	1.56%	June 2021	(577)	—
Swap-cash flow	50,000	—	1.71%	June 2021	(1,021)	—
	$1,643,000	$1,143,000			$(32,294)	$(13,644)

(1)	Effective between the maturity of the existing swap in November 2017 and the maturity of the debt in March 2019.

As of September 30, 2015 and December 31, 2014, there was approximately $32.3 million and $13.6 million, respectively, in net unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on designated hedges during the three and nine month periods ended September 30, 2015 and 2014. For the three and nine months ended September 30, 2015, approximately $5.0 million and $13.3 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense. For the three and nine months ended September 30, 2014, approximately $3.0 million and $8.7 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense. Approximately $17.5 million of the net unrealized losses included in accumulated other comprehensive loss at September 30, 2015 is expected to be reclassified into interest expense within the next 12 months.

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

Fair Value of Financial Instruments

The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methods.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.  The Company used the following market assumptions and/or estimation methods:

•
Cash and cash equivalents, restricted cash reserves, hotel and other receivables, accounts payable and other liabilities — The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value because of their short maturities.

•
Variable rate mortgage notes payable and borrowings under the Revolver and Term Loans — The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value, as they bear interest at market rates.  The Company determined that its variable rate mortgage notes payable and borrowings under the Revolver and Term Loans are classified in Level 3 of the fair value hierarchy.

•
Fixed rate mortgage notes payable — The fair value estimated at September 30, 2015 and December 31, 2014 of $36.1 million and $171.1 million, respectively, is calculated based on the net present value of payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan-to-value ratios. As a result, the Company determined that its fixed rate mortgage notes payable in their entirety are classified in Level 3 of the fair value hierarchy.  The carrying value of fixed rate mortgage notes payable at September 30, 2015 and December 31, 2014 was $33.4 million and $165.7 million, respectively.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial liabilities measured at fair value on a recurring basis as of September 30, 2015 (in thousands):

	Fair Value at September 30, 2015
	Level 1	Level 2	Level 3	Total
Interest rate swap liability	$—	$(32,294)	$—	$(32,294)

The following table presents the Company’s fair value hierarchy for those financial liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Interest rate swap liability	$—	$(13,644)	$—	$(13,644)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of September 30, 2015 and December 31, 2014.

10.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve restricted cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of September 30, 2015 and December 31, 2014, approximately $57.5 million and $63.1 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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
The Company believes that each of the credit card companies impacted may seek to impose fines, fees or assessments in connection with the breach against various parties, including the Company. The Company may also incur other costs, including legal fees and other professional services fees, related to investigating the breach. Because the investigation into each of these matters is ongoing and certain factual and legal questions remain unanswered, the Company is unable to estimate with certainty the total costs, fines, fees or assessments that may be associated with any potential claims. However, the Company currently believes that any amounts that the Company may ultimately be required to pay as a result of this incident will not be material to its financial position, results of operations or cash flows.

Management Agreements
As of September 30, 2015, 127 of the Company's hotel properties were operated pursuant to long-term agreements with initial terms ranging from 3 to 30 years. This number includes five Marriott and ten Hyatt hotels that receive the benefits of a franchise agreement pursuant to a management agreement. Each management company receives a base management fee generally between 3.0% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally equal to 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on their investment in the hotel. Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2015, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $10.4 million and $33.8 million, respectively. For the three and nine months ended September 30, 2014, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $11.6 million and $32.6 million, respectively.
Franchise Agreements

As of September 30, 2015, 112 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes five Marriott and ten Hyatt hotels that receive the benefits of a franchise agreement pursuant to their respective management agreements. Franchise agreements allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee generally between 1.0% and 3.0% of food and beverage revenues.  Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2015, the Company incurred franchise fee expense of approximately $18.6 million and $54.9 million, respectively. For the three and nine months ended September 30, 2014, the Company incurred franchise fee expense of approximately $19.1 million and $53.9 million, respectively.

11.       Equity

On May 1, 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $200.0 million of the Company's common shares through April 30, 2016. Between May 1, 2015 and September 30, 2015, the Company repurchased 6,992,708 of its common shares for approximately $199.9 million. On October 30, 2015, the Company's board of trustees extended the duration of the share repurchase program to December 31, 2016 and increased the amount by $200.0 million to a total of $400.0 million.

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

Share Awards

From time to time, the Company may award unvested restricted shares under the 2015 Plan as compensation to officers, employees and non-employee trustees. The shares issued to officers and employees vest over a period of time as determined by the board of trustees at the date of grant. The Company recognizes compensation expense for time-based unvested restricted shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.

The Company may also award unrestricted shares under the 2015 Plan as compensation to non-employee trustees that would otherwise be paid in cash for their services. The shares issued to non-employee trustees are unrestricted and include no vesting conditions. The Company recognizes compensation expense for the unrestricted shares issued in lieu of cash compensation on the date of issuance based upon the fair market value of the shares on that date.

A summary of the unvested shares as of September 30, 2015 is as follows:

	2015
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	731,459	$21.21
Granted (1)	290,974	32.16
Vested (1)	(382,475)	21.09
Forfeited	(12,376)	25.65
Unvested at September 30,	627,582	$26.27

(1)	Includes 3,477 unrestricted shares issued in lieu of cash compensation to non-employee trustees at a weighted-average grant date fair value of $28.55.

For the three and nine months ended September 30, 2015, the Company recognized approximately $2.0 million and $7.6 million, respectively, of share-based compensation expense related to restricted share awards. For the three and nine months ended September 30, 2014, the Company recognized approximately $2.7 million and $7.9 million, respectively, of share-based compensation expense related to restricted share awards. As of September 30, 2015, there was $15.6 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be primarily recognized over a weighted-average period of 2.6 years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the nine months ended September 30, 2015 was approximately $11.8 million.

Performance Units

In July 2012, the Company awarded performance units to certain employees.  The performance units vested over a four-year period, including three years of performance-based vesting ("measurement period") plus an additional one year of time-based vesting. In July 2015, following the end of the measurement period, the Company issued 838,934 restricted shares upon conversion of the performance units. Half of the restricted shares vested immediately with the remaining half vesting in July 2016. As of September 30, 2015, there were 419,467 unvested restricted shares related to the conversion of the performance units.

For the three and nine months ended September 30, 2015, the Company recognized $0.7 million and $2.9 million of share-based compensation expense related to the performance units, respectively.  For the three and nine months ended September 30, 2014, the Company recognized $1.1 million and $3.4 million of share-based compensation expense related to the performance units, respectively. As of September 30, 2015, there was $1.6 million of total unrecognized compensation cost related to the performance units.

As of September 30, 2015, there were 4,123,948 common shares available for future grant under the 2015 Plan.

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

For the three and nine months ended September 30, 2015, $0 and $0.1 million, respectively, represented undistributed earnings that were allocated to participating shares. For the three and nine months ended September 30, 2014, $0 and $39 thousand, respectively, represented undistributed earnings that were allocated to participating shares.

The limited partners’ outstanding OP units (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and nine months ended September 30, 2015 and 2014, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Numerator
Net income attributable to common shareholders	$40,594	$36,760	$144,435	$101,596
Less: Dividends paid on unvested restricted shares	(346)	(262)	(863)	(731)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	(136)	(39)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$40,248	$36,498	$143,436	$100,826
Denominator
Weighted-average number of common shares - basic	127,663,480	131,106,440	129,855,686	126,070,309
Unvested restricted shares	479,674	318,145	554,927	306,630
Unvested performance units	—	962,258	—	920,962
Weighted-average number of common shares - diluted	128,143,154	132,386,843	130,410,613	127,297,901

Net income attributable to common shareholders - basic	$0.32	$0.28	$1.10	$0.80

Net income attributable to common shareholders - diluted	$0.31	$0.28	$1.10	$0.79

14.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2015	2014
Interest paid, net of capitalized interest	$34,968	$39,318

Income taxes paid	$1,391	$1,989

Supplemental investing and financing transactions
In conjunction with the acquisitions, the Company recorded the following:
Purchase of real estate	$175,900	$631,950
Restricted cash reserves	1,548	—
Accounts receivable	179	807
Other assets	120	1,671
Mortgage debt assumed	(33,389)	—
Advance deposits	(46)	(659)
Accounts payable and other liabilities	(543)	(2,129)
Acquisition of hotel properties, net	$143,769	$631,640

In conjunction with the disposals, the Company recorded the following
Disposal of hotel properties	$238,450	$128,000
Disposition costs	(8,781)	(2,846)
Operating prorations	3,269	(1,078)
Proceeds from the disposal of hotel properties, net	$232,938	$124,076

Supplemental non-cash transactions
Accrued capital expenditures	$3,147	$—

15.       Subsequent Events

On October 14 2015, the Company sold the 221-room Embassy Suites Columbus, located in Columbus, OH, for a sales price of $14.1 million.

On October 30, 2015, the Company's board of trustees extended the duration of the share repurchase program to December 31, 2016 and increased the amount by $200.0 million to a total of $400.0 million.

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

Despite current geopolitical challenges, we are very encouraged by the positive momentum in the U.S. economy.  Lodging demand is at record levels and hotel supply currently remains below historical averages.  We expect to see increases in corporate profits over the upcoming years, which should continue to support lodging fundamentals. Accordingly, we remain cautiously optimistic that we are in a positive multi-year lodging cycle.

As of September 30, 2015, we owned 127 hotel properties with approximately 21,100 rooms, located in 22 states and the District of Columbia, and an interest in a mortgage loan secured by a hotel.  We own, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of one property in which we own a 98.3% controlling interest in a joint venture.

We elected to be taxed as a REIT, for U.S. federal income tax purposes, when we filed our U.S. federal tax return for the taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of our operating partnership. As of September 30, 2015, we owned, through a combination of direct and indirect interests, 99.3% of the units of limited partnership interest in the Operating Partnership ("OP units").

Recent Significant Activities

Our recent significant activities reflect our commitment to creating long-term shareholder value through enhancing our portfolio’s quality, recycling capital and maintaining a prudent capital structure. During the three months ended September 30, 2015, the following significant activities took place:

•	Acquired three hotels for an aggregate purchase price of $175.9 million;

•	Sold one hotel for a sale price of $5.8 million and recorded a gain on sale of approximately $0.8 million;
•Completed two major redevelopment projects in San Francisco and Houston;
•Repurchased 4.9 million common shares for $140.1 million at an average per share price of $28.03;
•Drew down the entire $150.0 million available on our 2014 Seven-Year Term Loan;
•Borrowed $7.0 million under a mortgage loan encumbered by a hotel property;
•Assumed mortgage debt of $33.4 million in conjunction with a hotel acquisition;
•Paid down approximately $9.9 million of property-level mortgage debt;
•Entered into four interest rate swaps with a total notional amount of $225.0 million; and
•Declared a cash dividend of $0.33 per common share for the quarter.
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

Results of Operations

At September 30, 2015, we owned 127 properties.  Based on when a property is acquired, sold or closed for renovation, operating results for certain properties are not comparable for the three and nine months ended September 30, 2015 and 2014.  The non-comparable properties include 18 acquisitions that were completed between January 1, 2014 and September 30, 2015, 40 dispositions that were completed between January 1, 2014 and September 30, 2015 and three properties that were closed for renovations during all or a portion of the period between January 1, 2014 and September 30, 2015.

Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014

	For the three months ended September 30,
	2015	2014	$ change	% change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$253,163	$261,895	$(8,732)	(3.3)%
Food and beverage revenue	27,027	27,076	(49)	(0.2)%
Other operating department revenue	9,230	8,695	535	6.2%
Total revenue	$289,420	$297,666	$(8,246)	(2.8)%
Expense
Operating expense
Room expense	$56,310	$57,012	$(702)	(1.2)%
Food and beverage expense	19,494	19,397	97	0.5%
Management and franchise fee expense	28,985	30,709	(1,724)	(5.6)%
Other operating expense	61,676	64,133	(2,457)	(3.8)%
Total property operating expense	166,465	171,251	(4,786)	(2.8)%
Depreciation and amortization	39,847	37,243	2,604	7.0%
Impairment loss	—	9,200	(9,200)	—
Property tax, insurance and other	19,458	17,874	1,584	8.9%
General and administrative	8,249	11,029	(2,780)	(25.2)%
Transaction and pursuit costs	2,017	480	1,537	—%
Total operating expense	236,036	247,077	(11,041)	(4.5)%
Operating income	53,384	50,589	2,795	5.5%
Other income	557	48	509	—%
Interest income	373	337	36	10.7%
Interest expense	(14,042)	(13,858)	(184)	1.3%
Income from continuing operations before income tax expense	40,272	37,116	3,156	8.5%
Income tax expense	(151)	(374)	223	(59.6)%
Income from continuing operations	40,121	36,742	3,379	9.2%
Gain on disposal of hotel properties	812	322	490	—%
Net income	40,933	37,064	3,869	10.4%
Net income attributable to noncontrolling interests
Noncontrolling interest in joint venture	(49)	(57)	8	(14.0)%
Noncontrolling interest in common units of Operating Partnership	(290)	(247)	(43)	17.4%
Net income attributable to common shareholders	$40,594	$36,760	$3,834	10.4%

Revenue

Total revenue decreased $8.2 million, or 2.8%, to $289.4 million for the three months ended September 30, 2015 from $297.7 million for the three months ended September 30, 2014. The decrease was the result of an $11.8 million net decrease in revenue attributable to non-comparable properties, offset by a $3.5 million increase in total revenue at comparable properties. The increase in total revenue at comparable properties was attributable to a 0.8% increase in RevPAR.

The following are the quarter-to-date key hotel operating statistics for comparable properties owned at September 30, 2015 and 2014, respectively:

	For the three months ended September 30,
	2015	2014	% Change
Number of comparable properties (at end of period)	106	106	—
Occupancy	80.7%	83.1%	(2.9)%
ADR	$160.12	$154.21	3.8%
RevPAR	$129.19	$128.11	0.8%

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue decreased $8.7 million, or 3.3%, to $253.2 million for the three months ended September 30, 2015 from $261.9 million for the three months ended September 30, 2014.  This decrease was a result of a $10.5 million net decrease in room revenue from non-comparable properties, offset by an $1.8 million increase in room revenue from comparable properties. The increase in room revenue at comparable properties was attributable to a 0.8% increase in RevPAR.

Food and Beverage Revenue

Food and beverage revenue decreased $49 thousand, or 0.2%, to $27.0 million for the three months ended September 30, 2015 from $27.1 million for the three months ended September 30, 2014. The decrease includes a $1.7 million net decrease in food and beverage revenue from non-comparable properties, offset by a $1.6 million increase for the comparable properties.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $0.5 million, or 6.2%, to $9.2 million for the three months ended September 30, 2015 from $8.7 million for the three months ended September 30, 2014.  The increase was due to a $0.4 million net increase of other operating department revenue from non-comparable properties and a $0.2 million increase at comparable properties.

Property Operating Expense

Property operating expense decreased $4.8 million, or 2.8%, to $166.5 million for the three months ended September 30, 2015 from $171.3 million for the three months ended September 30, 2014. This decrease includes a $6.5 million net decrease in property operating expense attributable to non-comparable properties, offset by a $1.7 million increase in property operating expense at the comparable properties. The increase at the comparable properties was attributable to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $2.6 million, or 7.0%, to $39.8 million for the three months ended September 30, 2015 from $37.2 million for the three months ended September 30, 2014. The increase includes additional depreciation expense of $2.2 million as a result of capital expenditures to improve our comparable properties and a $0.4 million net increase in depreciation and amortization expense arising from non-comparable properties.

Impairment

For the three months ended September 30, 2014, we incurred $9.2 million of impairment loss on three hotels. The impairment was the result of an evaluation of the recoverability of the carrying values given the current expectation to sell the hotels before the end of their previously estimated useful lives. We did not incur an impairment loss for the three months ended September 30, 2015.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $1.6 million, or 8.9%, to $19.5 million for the three months ended September 30, 2015 from $17.9 million for the three months ended September 30, 2014.  The increase includes the net impact of an increase in property taxes of $2.1 million, partially offset by a $0.5 million net decrease in property tax, insurance and other expense attributable to non-comparable properties.

General and Administrative

General and administrative expense decreased $2.8 million, or 25.2%, to $8.2 million for the three months ended September 30, 2015 from $11.0 million for the three months ended September 30, 2014.  The decrease in general and administrative expense is primarily attributable to lower compensation costs, including a decrease in amortization of restricted share awards and performance units of $1.2 million and a decrease in salary and bonus expense of $1.7 million.

Interest Expense

The components of our interest expense for the three months ended September 30, 2015 and 2014 were as follows (in thousands):

	For the three months ended September 30,
	2015	2014	$ change	% change
Mortgage indebtedness	$3,687	$5,832	$(2,145)	(36.8)%
Revolver and Term Loans	9,842	7,492	2,350	31.4%
Amortization of deferred financing fees	1,055	1,051	4	0.4%
Capitalized interest	(542)	(517)	(25)	4.8%
Total interest expense	$14,042	$13,858	$184	1.3%

Interest expense increased $0.2 million, or 1.3%, to $14.0 million for the three months ended September 30, 2015 from $13.9 million for the three months ended September 30, 2014.  The decrease in interest expense from mortgage indebtedness was due to decreases in principal balances as a result of mortgage amortization as well as mortgage principal balances that were paid down. The increase in interest expense from the Revolver and Term Loans was due to increased expense related to new interest rate swaps and additional borrowings on the Term Loans.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

	For the nine months ended September 30,
	2015	2014	$ change	% change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$747,962	$727,367	$20,595	2.8%
Food and beverage revenue	85,607	77,924	7,683	9.9%
Other operating department revenue	27,508	23,795	3,713	15.6%
Total revenue	$861,077	$829,086	$31,991	3.9%
Expense
Operating expense
Room	$165,603	$158,669	$6,934	4.4%
Food and beverage	60,750	55,016	5,734	10.4%
Management and franchise fee expense	88,704	86,574	2,130	2.5%
Other operating expenses	181,485	180,346	1,139	0.6%
Total property operating expense	496,542	480,605	15,937	3.3%
Depreciation and amortization	114,828	105,541	9,287	8.8%
Impairment loss	—	9,200	(9,200)	—
Property tax, insurance and other	57,782	53,064	4,718	8.9%
General and administrative	29,041	31,293	(2,252)	(7.2)%
Transaction and pursuit costs	3,005	4,375	(1,370)	(31.3)%
Total operating expense	701,198	684,078	17,120	2.5%
Operating income	159,879	145,008	14,871	10.3%
Other income	1,103	563	540	95.9%
Interest income	1,181	1,622	(441)	(27.2)%
Interest expense	(39,885)	(42,646)	2,761	(6.5)%
Income from continuing operations before income tax expense	122,278	104,547	17,731	17.0%
Income tax expense	(615)	(1,162)	547	(47.1)%
Income from continuing operations	121,663	103,385	18,278	17.7%
Gain (loss) on disposal of hotel properties	23,782	(975)	24,757	—%
Net income	145,445	102,410	43,035	42.0%
Net income attributable to noncontrolling interests
Noncontrolling interest in joint venture	(26)	(102)	76	(74.5)%
Noncontrolling interest in common units of Operating Partnership	(984)	(712)	(272)	38.2%
Net income attributable to common shareholders	$144,435	$101,596	$42,839	42.2%

Revenue

Total revenue increased $32.0 million, or 3.9%, to $861.1 million for the nine months ended September 30, 2015 from $829.1 million for the nine months ended September 30, 2014. The increase was a result of a $25.1 million increase in total revenue at the comparable properties, which was attributable to a 3.0% increase in RevPAR, and a $6.8 million net increase in revenue attributable to non-comparable properties.

The following are the year-to-date key hotel operating statistics for comparable properties owned at September 30, 2015 and 2014, respectively:

	For the nine months ended September 30,
	2015	2014	% Change
Number of comparable properties (at end of period)	106	106	—
Occupancy	79.6%	81.0%	(1.7)%
ADR	$162.36	$154.87	4.8%
RevPAR	$129.18	$125.37	3.0%

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $20.6 million, or 2.8%, to $748.0 million for the nine months ended September 30, 2015 from $727.4 million for the nine months ended September 30, 2014.  This increase was a result of an $18.3 million increase in room revenue from comparable properties, which was attributable to a 3.0% increase in RevPAR, and a $2.3 million net increase in room revenue from non-comparable properties.

Food and Beverage Revenue

Food and beverage revenue increased $7.7 million, or 9.9%, to $85.6 million for the nine months ended September 30, 2015 from $77.9 million for the nine months ended September 30, 2014. The increase includes a $6.0 million increase for the comparable properties and a $1.7 million net increase in food and beverage revenue from non-comparable properties.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $3.7 million, or 15.6%, to $27.5 million for the nine months ended September 30, 2015 from $23.8 million for the nine months ended September 30, 2014.  The increase was due to a $2.8 million net increase of other operating department revenue from non-comparable properties and a $0.9 million increase at comparable properties.

Property Operating Expense

Property operating expense increased $15.9 million, or 3.3%, to $496.5 million for the nine months ended September 30, 2015 from $480.6 million for the nine months ended September 30, 2014. This increase includes a $12.4 million increase in property operating expense attributable to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues. The remaining increase was primarily attributable to a $3.5 million net increase in property operating expense from non-comparable properties.

Depreciation and Amortization

Depreciation and amortization expense increased $9.3 million, or 8.8%, to $114.8 million for the nine months ended September 30, 2015 from $105.5 million for the nine months ended September 30, 2014. The increase includes additional depreciation expense of $6.6 million as a result of capital expenditures to improve our comparable properties and a $2.7 million net increase in depreciation and amortization expense arising from non-comparable properties.

Impairment

For the nine months ended September 30, 2014, we incurred $9.2 million of impairment loss on three hotels. The impairment was the result of an evaluation of the recoverability of the carrying values given the current expectation to sell the hotels before the end of their previously estimated useful lives. We did not incur an impairment loss for the nine months ended September 30, 2015.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $4.7 million, or 8.9%, to $57.8 million for the nine months ended September 30, 2015 from $53.1 million for the nine months ended September 30, 2014.  The increase includes an increase of $5.4 million representing the net impact of increasing property taxes, partially offset by a $0.7 million net decrease in property tax, insurance and other expense attributable to non-comparable properties.

General and Administrative

General and administrative expense decreased $2.3 million, or 7.2%, to $29.0 million for the nine months ended September 30, 2015 from $31.3 million for the nine months ended September 30, 2014.  The decrease in general and administrative expense is primarily attributable to lower compensation costs, including a decrease in amortization of restricted share awards and performance units of $0.8 million and a decrease in salary and bonus expense of $1.6 million.

Interest Expense

The components of our interest expense for the nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	For the nine months ended September 30,
	2015	2014	$ change	% change
Mortgage indebtedness	$12,523	$17,425	$(4,902)	(28.1)%
Revolver and Term Loans	26,025	21,764	4,261	19.6%
Loss on defeasance	—	804	(804)	—
Amortization of deferred financing fees	3,111	3,312	(201)	(6.1)%
Capitalized interest	(1,774)	(659)	(1,115)	—
Total interest expense	$39,885	$42,646	$(2,761)	(6.5)%

Interest expense decreased $2.8 million, or 6.5%, to $39.9 million for the nine months ended September 30, 2015 from $42.6 million for the nine months ended September 30, 2014.  The decrease in interest expense from mortgage indebtedness was due to decreases in principal balances as a result of mortgage amortization as well as mortgage principal balances that were paid down. The increase in interest expense from the Revolver and Term Loans was due to increased expense related to new interest rate swaps and additional borrowings on the Term Loans. The loss on defeasance related to costs incurred to extinguish the mortgage indebtedness in conjunction with the disposal of certain properties during the nine months ended September 30, 2014. The increase in capitalized interest was due to the two major redevelopment projects underway during the nine months ended September 30, 2015. Both projects were completed in the third quarter of 2015.

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

Funds From Operations

We calculate funds from operations ("FFO") in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT") which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, impairment, the cumulative effect of changes in accounting principles, plus depreciation and amortization, and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations. We believe that the presentation of FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. Additionally, FFO may not be helpful when comparing us to non-REITs. We present FFO attributable to common shareholders, which includes our OP units, because our OP units may be redeemed for common shares. We believe it is meaningful for the investor to understand FFO attributable to all common shares and OP units.

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

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income	$40,933	$37,064	$145,445	$102,410
Depreciation and amortization	39,847	37,243	114,828	105,541
(Gain) loss on disposal of hotel properties	(812)	(322)	(23,782)	975
Impairment loss	—	9,200	—	9,200
Noncontrolling interest in consolidated joint venture	(49)	(57)	(26)	(102)
Adjustments related to consolidated joint venture (1)	(43)	(47)	(128)	(139)
FFO attributable to common shareholders	79,876	83,081	236,337	217,885
Transaction and pursuit costs	2,017	480	3,005	4,375
Amortization of share-based compensation	2,697	3,851	10,488	11,244
Loan related costs (2)	—	—	97	1,073
Adjusted FFO attributable to common shareholders	$84,590	$87,412	$249,927	$234,577

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(2)	Represents debt extinguishment costs and accelerated amortization of deferred financing fees.

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

The following is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income	$40,933	$37,064	$145,445	$102,410
Depreciation and amortization	39,847	37,243	114,828	105,541
Interest expense, net (1)	14,035	13,850	39,859	41,991
Income tax expense	151	374	615	1,162
Noncontrolling interest in consolidated joint venture	(49)	(57)	(26)	(102)
Adjustments related to consolidated joint venture (2)	(43)	(47)	(128)	(139)
EBITDA attributable to common shareholders	94,874	88,427	300,593	250,863
Transaction and pursuit costs	2,017	480	3,005	4,375
Impairment loss	—	9,200	—	9,200
(Gain) loss on disposal of hotel properties	(812)	(322)	(23,782)	975
Amortization of share-based compensation	2,697	3,851	10,488	11,244
Adjusted EBITDA attributable to common shareholders	$98,776	$101,636	$290,304	$276,657

(1)
Interest expense is net of interest income, excluding amounts attributable to investment in loans of $0.4 million and $1.2 million for the three and nine months ended September 30, 2015, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2014, respectively.

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

Sources and Uses of Cash

As of September 30, 2015, we had $140.5 million of cash and cash equivalents compared to $262.5 million at December 31, 2014.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $232.9 million for the nine months ended September 30, 2015. Net income of $145.4 million included significant non-cash expenses, including $114.8 million of depreciation and amortization, $10.5 million of amortization of share-based compensation and $3.1 million of amortization of deferred financing costs. These amounts were partially offset by a $23.8 million gain on disposal of hotel properties. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our properties resulted in net cash outflow of $16.9 million.

Net cash flow provided by operating activities totaled $224.1 million for the nine months ended September 30, 2014. Net income of $102.4 million included significant non-cash expenses, including $105.5 million of depreciation and amortization, $11.2 million of amortization of share-based compensation, $3.3 million of amortization of deferred financing costs and a $1.0 million loss on disposal of hotel properties. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $9.4 million.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $4.9 million for the nine months ended September 30, 2015 primarily due to $143.8 million used for the purchase of three properties, $77.3 million in routine capital improvements and additions to hotels properties and $22.9 million related to two major redevelopment projects. This was partially offset by $232.9 million of net proceeds from the sale of 22 properties and the net releases from restricted cash reserves of $7.1 million.

For the two major redevelopment projects we had underway, we incurred $22.9 million of costs for the nine months ended September 30, 2015, and total costs of $43.9 million since the inception of the projects. Both projects were completed in the third quarter of 2015.

Net cash flow used in investing activities totaled $569.4 million for the nine months ended September 30, 2014 primarily due to $631.6 million used for the purchase of 15 properties, $60.0 million in routine capital improvements and additions to hotels properties and $11.0 million related to three major redevelopment projects. This was partially offset by $124.1 million of proceeds from the sale of 14 properties and the net release from restricted cash reserves of $2.9 million.

Cash flows from Financing Activities

Net cash flow used in financing activities totaled $350.0 million for the nine months ended September 30, 2015 primarily due to $165.7 million in payments of mortgage principal, $129.5 million of distributions on common shares and OP units, $199.9 million paid to repurchase common shares under a share repurchase program and $11.0 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted shares issued to such employees under our 2015 Plan. This was partially offset by $150.0 million in borrowings on the Term Loans and $7.0 million in additional mortgage debt.

Net cash flow provided by financing activities totaled $287.5 million for the nine months ended September 30, 2014 primarily due to $232.8 million provided from the issuance and sale of common shares, $175.0 million in borrowings on the Term Loans and $292.5 million of borrowings under the Revolver. This was partially offset by $292.5 million of repayments on the Revolver, $86.1 million of distributions on common shares and OP units, $27.1 million of mortgage loan repayments, $4.2 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted shares issued to such employees under our 2015 Plan, $1.6 million paid for deferred financing fees and a $1.2 million distribution related to the joint venture noncontrolling interest.

Capital Expenditures and Reserve Funds

We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. The cost of such routine improvements and alterations are typically paid out of furniture, fixtures and equipment ("FF&E") reserves, which are funded by a portion of each property’s gross revenues. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2015, approximately $57.5 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2015, we had approximately $1.5 billion of total variable rate debt outstanding (or 97.9% of total indebtedness) with a weighted-average interest rate of 3.33% per annum. After taking into consideration the effect of interest rate swaps, $131.0 million (or 8.3% of total indebtedness) was subject to variable rates. If market rates of interest on our variable rate debt outstanding as of September 30, 2015 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.1 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2015, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$—	$—	$—	$—	$—	$33,389	$33,389
Weighted-average interest rate	—	—	—	—	—	5.25%	5.25%
Variable rate debt	$—	$224,000	$150,000	$400,000	$625,000	$150,000	$1,549,000
Weighted-average interest rate (1)	—	3.63%	3.98%	3.07%	3.19%	3.43%	3.33%
Total	$—	$224,000	$150,000	$400,000	$625,000	$183,389	$1,582,389

(1)	The weighted-average interest rate gives effect to interest rate hedges, as applicable.

The foregoing table reflects indebtedness outstanding as of September 30, 2015 and does not consider indebtedness, if any, incurred or repaid after that date. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but such changes have no impact on our consolidated financial statements. As of September 30, 2015, the estimated fair value of our fixed rate debt was $36.1 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $2.7 million.

Item 4.            Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2015 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On May 1, 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $200.0 million of the Company's common shares through April 30, 2016. Between May 1, 2015 and September 30, 2015, the Company repurchased 6,992,708 of its common shares for approximately $199.9 million under the authorized share repurchase program. On October 30, 2015, the Company's board of trustees extended the duration of the share repurchase program to December 31, 2016 and increased the amount by $200.0 million to a total of $400.0 million.

Additionally, during the nine months ended September 30, 2015, certain of the Company's employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations in connection with the vesting of restricted common shares issued to such employees under our 2015 Plan.

The following table summarizes all of these repurchases during the nine months ended September 30, 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2015 through January 31, 2015	—	—	N/A	N/A
February 1, 2015 through February 28, 2015	43,009	$33.48	N/A	N/A
March 1, 2015 through March 31, 2015	10,459	$31.78	N/A	N/A
April 1, 2015 through April 30, 2015	—	—	N/A	N/A
May 1, 2015 through May 31, 2015	944,121	$29.95	888,408	5,736,341
June 1, 2015 through June 30, 2015	1,117,837	$30.05	1,106,769	4,706,502
July 1, 2015 through July 31, 2015	203,158	$30.06	—	4,698,613
August 1, 2015 through August 31, 2015	3,370,792	$28.26	3,342,428	1,659,500
September 1, 2015 through September 30, 2015	1,666,844	$27.57	1,655,103	—
Total	7,356,220		6,992,708

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

RLJ LODGING TRUST

Dated: November 5, 2015	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr.
President, Chief Executive Officer and Trustee

Dated: November 5, 2015	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: November 5, 2015	/s/ CHRISTOPHER A. GORMSEN
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