Form 10-K
period 2015-12-31
RLJ Lodging Trust
filed 2016-02-25
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the 126,754,540 common shares of beneficial interest held by non-affiliates of the Registrant was approximately $3,774,750,201 based on the closing price of $29.78 as reported on the New York Stock Exchange for such common shares of beneficial interest on June 30, 2015.
As of February 17, 2016, 124,627,008 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for our 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2015.

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

•	"our hotels" refers to the 126 hotels owned by us as of December 31, 2015;

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

•	"TRS" refers to each of our taxable REIT subsidiaries that are wholly-owned, directly or indirectly, by our operating partnership and any disregarded subsidiaries of our TRSs;

•	"Average Daily Rate" ("ADR") represents total hotel room revenues divided by total number of rooms sold in a given period;

•	"Occupancy" represents the total number of hotel rooms sold in a given period divided by the total number of rooms available;

•	"Revenue Per Available Room" ("RevPAR") is the product of ADR and Occupancy; and

•
"RevPAR penetration index" of our hotels is the measure of each hotel's RevPAR in relation to the average RevPAR of that hotel's competitive set. Each hotel's competitive set consists of a small group of hotels in the relevant market that we and the third-party hotel management company that manages the hotel believe are comparable for purposes of benchmarking the performance of such hotel.
For a more in depth discussion of Occupancy, ADR, RevPAR, and the RevPAR penetration index, please see "Key Indicators of Operating Performance."

PART I
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
As of December 31, 2015, we, through wholly-owned subsidiaries, owned 126 hotels with approximately 20,900 rooms, located in 21 states and the District of Columbia and an interest in one mortgage loan secured by a hotel. We own, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of one property in which we own a 98.3% controlling interest in a joint venture.
For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership. We are the sole general partner of our operating partnership. As of December 31, 2015, we owned, through a combination of direct and indirect interests, 99.3% of the OP units in our operating partnership.
The Lodging Industry
The lodging industry in the United States consists of private and public entities that operate in an extremely diversified market under a variety of brand names. The lodging industry has several key participants as follows:

•
Owners — own the hotel and typically enter into a management agreement for an independent third party to manage the hotel. The hotel properties may be branded and operated under the manager’s brand or branded under a separate franchise agreement.

•	Franchisors — own a brand or brands and provide their hotels with brand recognition, marketing support and worldwide reservation systems for the franchised hotels.

•
Managers — responsible for the day-to-day operation of the hotel, including the employment of the hotel staff, the determination of room rates, the development of sales and marketing plans, the preparation of operating and capital expenditures budgets and the preparation of financial reports for the owner.

Our Investment and Growth Strategies
Our objective is to generate strong returns for our shareholders by acquiring primarily premium-branded, focused-service hotels and compact full-service hotels at prices where we believe we can generate attractive returns on investment and long-term value appreciation through proactive asset management. We intend to pursue acquisitions of these hotels and selectively dispose of properties when we believe returns have been maximized in order to redeploy capital into more accretive acquisitions and other opportunities. We intend to pursue this objective through the following investment and growth strategies:
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

Growth Strategies

•
Maximize returns from our hotels.  We believe that our hotels have the potential to generate significant improvements in RevPAR and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a result of our proactive asset management and the anticipated economic growth in the United States. We actively monitor and advise our third-party hotel management companies on most aspects of our hotels' operations, including property positioning, physical design, capital planning and investment, guest experience and overall strategic direction. We regularly review opportunities to further invest in our hotels in an effort to enhance the quality and attractiveness of our hotels, increase their long-term value and generate attractive returns on investment.

•
Pursue a disciplined hotel acquisition strategy.  We seek to acquire additional hotels at prices below replacement cost where we believe we can generate attractive returns on investment. We intend to target acquisition opportunities where we can enhance value by pursuing proactive investment strategies such as renovation, repositioning or rebranding.

•
Pursue a disciplined capital recycling program.  We intend to continue to pursue a disciplined capital allocation strategy designed to maximize the value of our investments by selectively selling hotels that are no longer consistent with our investment strategy or whose returns appear to have been maximized. To the extent that we sell hotels, we intend to redeploy the capital into higher yielding investments including acquisition and investment opportunities that we believe will achieve higher returns as well as repurchasing our shares on an opportunistic basis.

Our Hotels
Overview
As of December 31, 2015, we owned a high-quality portfolio of 126 hotels located in 21 states and the District of Columbia comprised of approximately 20,900 rooms. No single hotel accounted for more than 6.2% of our total revenue for the year ended December 31, 2015. We believe that the quality of our portfolio is evidenced by the RevPAR penetration index of 110.7 for our hotels for the year ended December 31, 2015.

Brand Affiliations
Our hotels operate under strong, premium brands, with nearly 97% of our hotels operating under existing relationships with Marriott, Hilton or Hyatt. The following table sets forth the brand affiliations of our hotels as of December 31, 2015:

Brand Affiliations	Number of hotels	Percentage of total	Number of rooms	Percentage of total
Marriott
Residence Inn	29	23.0%	3,376	16.2%
Courtyard	24	19.0%	4,038	19.3%
SpringHill Suites	9	7.1%	1,159	5.5%
Fairfield Inn & Suites	7	5.6%	819	3.9%
Marriott	5	4.0%	1,544	7.4%
Renaissance	3	2.4%	782	3.7%
Subtotal	77	61.1%	11,718	56.0%
Hilton
Hilton Garden Inn	9	7.1%	1,843	8.8%
Hampton Inn/Hampton Inn & Suites	7	5.6%	945	4.5%
Embassy Suites	6	4.8%	1,492	7.1%
DoubleTree	3	2.4%	1,132	5.4%
Hilton	2	1.6%	511	2.4%
Homewood Suites	2	1.6%	345	1.7%
Subtotal	29	23.1%	6,268	29.9%
Hyatt
Hyatt House	11	8.7%	1,762	8.4%
Hyatt Place	3	2.4%	466	2.2%
Hyatt	2	1.6%	264	1.3%
Subtotal	16	12.7%	2,492	11.9%
Other Brand Affiliation	4	3.1%	419	2.2%
Total	126	100.0%	20,897	100.0%
Asset Management
We have a dedicated team of asset management professionals that proactively work with our third-party hotel management companies to maximize profitability at each of our hotels. Our asset management team monitors the performance of our hotels on a daily basis and holds frequent ownership meetings with corporate operations executives and key personnel at the hotels. Our asset management team works closely with our third-party hotel management companies on key aspects of each hotel's operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting as well as the identification of return on investment initiatives and overall business strategy. In addition, we retain approval rights on key staffing positions at many of our hotels, such as the hotel's general manager and director of sales. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our franchisors' standards, that our hotels are being adequately maintained in order to preserve the value of the asset and the safety of the hotel to customers, and that our hotel management companies are maximizing revenue and enhancing operating margins.
Competition
The U.S. lodging industry is highly competitive. Our hotels compete with other participants in the lodging industry for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities, and level of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels in the focused-service and compact full-service segments. We believe that hotels, such as our hotels, that are affiliated with leading national brands, such as the Marriott, Hilton or Hyatt brands, will enjoy competitive advantages associated with operating under such brands.

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
Our Financing Strategy
We expect to continue to maintain a prudent capital structure by limiting our net debt-to-EBITDA ratio to 5.0x or below. We define net debt as total indebtedness minus cash and cash equivalents. Over time, we intend to finance our long-term growth with equity issuances and debt financing with staggered maturities. We will seek to primarily utilize unsecured debt (with the ultimate goal of achieving an investment grade rating) and a greater percentage of fixed rate and hedged floating rate debt relative to unhedged floating rate debt. Our debt is currently comprised of both unsecured debt and mortgage debt secured by our hotels. We have a mix of fixed and floating rate debt; however, the majority of our debt either bears interest at fixed rates or effectively bears interest at fixed rates due to interest rate hedges on the debt.
Organizational Structure
We were formed as a Maryland REIT in January 2011. We conduct our business through a traditional umbrella partnership real estate investment trust ("UPREIT") in which our properties are indirectly owned by our operating partnership, RLJ Lodging Trust, L.P., through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our operating partnership, and as of December 31, 2015, we owned 99.3% of the OP units in our operating partnership. In the future, we may issue OP units from time to time in connection with acquisitions of properties or for financing, compensation or other reasons.
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

The following chart generally depicts our corporate structure as of December 31, 2015:

RLJ Lodging Trust
99.3%
Noncontrolling Interest
0.7%
Operating Partnership
100%
100%
Hotel Special Purpose Entities
TRS Entities
100%
Leases
Lessee SPEs

Regulation
General
Our hotels are subject to various U.S. federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our hotels has the necessary permits and approvals to operate its business.
Americans with Disabilities Act
Our hotels must comply with the applicable provisions of the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (the "ADA"), to the extent that such hotels are "public accommodations" as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our hotels where such removal is readily achievable. We believe that our hotels are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotels and to make alterations as appropriate in this respect.

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
Employees
As of December 31, 2015, we had 56 employees.
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
This Annual Report on Form 10-K and other reports filed with the SEC can be read or copied at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the website address is www.sec.gov.

Item 1A.    Risk Factors
        Set forth below are the risks that we believe are material to our shareholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flows, the market price of our common shares and our ability to, among other things, satisfy our debt service obligations and to make distributions to our shareholders, which in turn could cause our shareholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled "Special Note About Forward-Looking Statements" at the beginning of our Annual Report on Form 10-K.
Risks Related to Our Business and Properties
We will continue to be significantly influenced by the economies and other conditions in the specific markets in which we operate, particularly in the metropolitan areas where we have high concentrations of hotels.
Our hotels located in the New York, New York, South Florida, Chicago, Illinois, Austin, Texas, and Denver-Boulder, Colorado metropolitan areas accounted for approximately 13.1%, 8.5%, 8.4%, 8.3%, and 7.4%, respectively, of our total revenue for the fiscal year ended December 31, 2015. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could materially and adversely affect us.
We are dependent on the performance of the third-party hotel management companies that manage the operations of each of our hotels and could be materially and adversely affected if such third-party managers do not manage our hotels in our best interests.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to our TRS lessees, and our TRS lessees retain third-party managers to operate our hotels pursuant to management agreements. We have entered into individual hotel management agreements for 126 of our hotels, 72 of which are with White Lodging Services ("WLS").
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
In the event that any of our management agreements are terminated, we can provide no assurances that we could find a replacement manager or that our franchisors will consent to a replacement manager in a timely manner, or at all, or that any replacement manager will be successful in operating our hotels. Furthermore, if WLS, as our largest provider of management services, is financially unable or unwilling to perform its obligations pursuant to our management agreements, our ability to find a replacement manager or managers for our WLS-managed hotels could be challenging and time consuming, depending on the number of WLS-managed hotels affected, and could cause us to incur significant costs to obtain new management agreements for the affected hotels, which in turn could materially and adversely affect us.

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
122 of the 126 hotels that we owned as of December 31, 2015 utilize brands owned by Marriott, Hilton or Hyatt. As a result, our success is dependent in part on the continued success of Marriott, Hilton and Hyatt and their respective brands. We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton and/or Hyatt is reduced or compromised, the goodwill associated with the Marriott-, Hilton- or Hyatt-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hilton or Hyatt were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton and/or Hyatt could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.
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
We depend on the experience and relationships of our senior management team, especially Robert L. Johnson, Executive Chairman of our board of trustees, Thomas J. Baltimore, Jr., our President and Chief Executive Officer and a member of our board of trustees, and Ross H. Bierkan, our Executive Vice President and Chief Investment Officer, to manage our day-to-day operations and strategic business direction. Although the members of our senior management team have entered into employment agreements with us, we can provide no assurances that any of our key personnel will continue their employment with us. The loss of services of Messrs. Johnson, Baltimore or Bierkan, or of the services of other members of our senior management team, or any difficulty attracting and retaining other talented and experienced personnel, could adversely affect our ability to source potential investment opportunities, our relationships with global and national hotel brands and other industry participants and the execution of our business strategy. Further, such a loss could be negatively perceived in the capital markets, which could reduce the market value of our common shares.

Our business strategy depends on achieving revenue and net income growth from anticipated increases in demand for hotel rooms. Accordingly, any delay or a weaker than anticipated economic growth could materially and adversely affect us and our growth prospects.
Our hotels experienced declining operating performance across various U.S. markets during the most recent economic recession. Our business strategy depends on achieving revenue and net income growth from anticipated improvement in demand for hotel rooms as part of the growth of the U.S. as well as the global economy. Accordingly, any delay or weaker than anticipated economic growth could materially and adversely affect us and our growth prospects. Furthermore, even if the U.S. and the global economy continues to grow, we cannot provide any assurances that demand for hotel rooms will increase from current levels. If demand does not increase in the near future, or if demand weakens, our future results of operations and our growth prospects could be materially and adversely affected.
Any difficulties in obtaining capital necessary to make required periodic capital expenditures and renovation of our hotels could materially and adversely affect our financial condition and results of operations.
Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment ("FF&E"). The franchisors of our hotels also require periodic capital improvements as a condition of maintaining the franchise licenses. Our lenders will also likely require that we set aside annual amounts for capital improvements to our hotels. The costs of these capital improvements could materially and adversely affect us. In addition, acquisitions or redevelopment of additional hotels will require significant capital expenditures.
We may not be able to fund capital improvements on our hotels or acquisitions solely from the cash provided from our operating activities because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to maintain our qualification as a REIT. As a result, our ability to fund capital expenditures, acquisitions or hotel redevelopment through retained earnings is very limited. Consequently, we expect to rely upon the availability of debt or equity capital to fund capital improvements and acquisitions. If we are unable to obtain the capital necessary to make required periodic capital expenditures and renovate our hotels on favorable terms, or at all, our financial condition, liquidity and results of operations could be materially and adversely affected.
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
Competition from other lodging industry participants in the markets in which we operate could adversely affect occupancy levels and/or ADRs, which could have a material adverse effect on us.
We face significant competition from owners and operators of other hotels and other lodging industry participants. In addition, we face competition from non-traditional accomodations for travelers, such as online room sharing services. These competitors may have an operating model that enables them to offer rooms at lower rates than we can, which could result in those competitors increasing their occupancy at our expense and adversely affecting our ADRs. Given the importance of occupancy and ADR at focused-service and compact full-service hotels, this competition could adversely affect our ability to attract prospective guests, which could materially and adversely affect our results of operations.
At December 31, 2015, we had approximately $1.6 billion of debt outstanding, which may materially and adversely affect our operating performance and put us at a competitive disadvantage.
Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2015, we had approximately $1.6 billion of outstanding debt, approximately $1.5 billion of which bears interest at variable rates. After taking into consideration the effect of interest rate swaps, $131.0 million of our borrowings are subject to variable rates. Increases in interest rates on our existing or future variable rate debt would increase our interest expense, which could adversely affect our cash flows and our ability to pay distributions to shareholders.

Our organizational documents contain no limitations on the amount of debt that we may incur, and our board of trustees may change our financing policy at any time without shareholder notice or approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future.
Because we anticipate that our operating cash will be adequate to repay only a portion of our debt at maturity, we expect that we will be required to repay debt through debt refinancings and/or offerings of our securities. The amount of our outstanding debt may adversely affect our ability to refinance our debt.
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
Our substantial outstanding debt, and any additional debt borrowed in the future, may subject us to many risks, including the risks that:

•	our cash flows from operations may be insufficient to make required payments of principal and interest;

•	we may be required to use a substantial portion of our cash flows to pay principal and interest, which would reduce the cash available for distributions to our shareholders;

•	we may be at a competitive disadvantage compared to our competitors that have less debt;

•	we may be vulnerable to economic volatility, particularly if growth were to slow or stall and reduce our flexibility to respond to difficult economic conditions;

•	the terms of any refinancing may not be in the same amount or on terms as favorable as the terms of the debt being refinanced; and

•
the use of leverage could adversely affect our ability to borrow more money for operations, capital improvements, to finance future acquisitions or to make distributions to our shareholders and could adversely affect the market price of our common shares.

Disruptions in the financial markets could adversely affect our ability to obtain sufficient third-party financing for our capital needs on favorable terms or at all, which could materially and adversely affect us.
In recent years, the U.S. financial markets experienced significant price volatility, dislocations and liquidity disruptions, which caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. Renewed volatility and uncertainty in the financial markets may negatively impact our ability to access additional financing for our capital needs, including expansion, acquisition activities and other purposes, on favorable terms or at all, which may negatively affect our business. Additionally, due to this potential uncertainty, we may in the future be unable to refinance or extend our debt, or the terms of any refinancing may not be as favorable as the terms of our existing debt. If we are not successful in refinancing our debt when it becomes due, we may be forced to dispose of hotels on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of new equity capital or the incurrence of additional secured or unsecured debt, which could materially and adversely affect us.
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
Our existing indebtedness, whether secured by our hotels or unsecured, contains, and indebtedness that we may enter into in the future likely will contain, customary covenants such as those that limit our ability to enter into future indebtedness, whether secured by our hotels or unsecured, or to discontinue insurance coverage, as well as financial covenants. In addition, our continued ability to borrow under our unsecured revolving credit facility is subject to compliance with our financial and other covenants, including covenants relating to debt service coverage ratios and leverage ratios, and our ability to meet these covenants may be adversely affected if U.S. lodging fundamentals do not continue to improve to the extent that we expect. Our failure to comply with covenants in our existing or future indebtedness, as well as our inability to make required payments, could cause a default under the applicable debt agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on secured debt, lenders can take possession of the hotel or hotels securing such debt. In addition, debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default on its debt and to enforce remedies, including acceleration of the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on several of our debt agreements or any significant debt agreement, we could be materially and adversely affected.
For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (the "Code"). If any of our hotels are foreclosed on due to a default, our ability to pay cash distributions to our shareholders will be limited.
Costs associated with, or failure to maintain, franchisor operating standards may materially and adversely affect us.
Under the terms of our franchise license agreements, we are required to meet specified operating standards and other terms and conditions. We expect that our franchisors will periodically inspect our hotels to ensure that we and the hotel management companies follow brand standards. Failure by us, or any hotel management company that we engage, to maintain these standards or other terms and conditions could result in a franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If a franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we also may be liable to the franchisor for a termination payment, which will vary by franchisor and by hotel. If the funds required to maintain franchisor operating standards are significant, we could be materially and adversely affected.
In addition, if we were to lose a franchise license, we would be required to re-brand the affected hotel(s). As a result, the underlying value of a particular hotel could decline significantly from the loss of associated name recognition, marketing support, participation in guest loyalty programs and the centralized system provided by the franchisor, which could require us to recognize an impairment charge on the hotel. Furthermore, the loss of a franchise license at a particular hotel could harm our relationship with the franchisor, which could impede our ability to operate other hotels under the same brand, limit our ability to obtain new franchise licenses from the franchisor in the future on favorable terms, or at all, and cause us to incur significant costs to obtain a new franchise license for the particular hotel.
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
The hotels that we own have different economic characteristics than many other real estate assets. Unlike other real estate assets, hotels generate revenue from guests that typically stay at the hotel for only a few nights, which causes the room rate and occupancy levels at each of our hotels to change every day, and results in earnings that can be highly volatile.
In addition, our hotels are subject to various operating risks common to the lodging industry, many of which are beyond our control, including, among others, the following:

•	competition from other lodging industry participants in the markets in which we operate;

•	over-building of hotels in the markets in which we operate, which results in increased supply and will adversely affect occupancy and revenues at our hotels;

•	dependence on business and leisure travelers;

•	labor strikes, disruptions or lockouts that may impact operating performance;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and leisure travelers;

•	requirements for periodic capital reinvestment to repair and upgrade hotels;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in interest rates;

•	changes in the availability, cost and terms of financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

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
The lodging industry is seasonal in nature, which can be expected to cause quarterly fluctuations in our revenues. Our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors in certain markets in which we operate. The seasonality can be expected to cause periodic fluctuations in room revenues, occupancy levels, room rates and operating expenses in particular hotels. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to enter into short-term borrowings in certain quarters in order to make distributions to our shareholders, and we can provide no assurances that such borrowings will be available on favorable terms, if at all. Consequently, volatility in our financial performance resulting from the seasonality of the lodging industry could have a material adverse effect on us.
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
Our ownership of hotels through ground leases exposes us to the risks that we may be forced to sell such hotels for a lower price, we may be unable to renew a ground lease or we may lose such hotels upon breach of a ground lease.
As of December 31, 2015, nine of our hotels were on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those nine hotels. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple or they may not purchase such properties at any price. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect us.
The increasing use of Internet travel intermediaries by consumers may materially and adversely affect our profitability.
Although a majority of rooms sold on the Internet are sold through websites maintained by the hotel franchisors and managers, including Marriott, Hilton and Hyatt, some of our hotel rooms will be booked through Internet travel intermediaries. Typically, these Internet travel intermediaries have access to the room inventory from participating hotels. These intermediaries charge higher commissions, which reduces the hotel's profitability. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality, such as "three-star downtown hotel," at the expense of brand identification or quality of product or service normally associated with these brands. If consumers develop brand loyalties to Internet reservations systems rather than to the brands under which our hotels are franchised, the value of our hotels could deteriorate and our business could be materially and adversely affected. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, commissions paid to these intermediaries may increase and our profitability may be materially and adversely affected.
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

As permitted by Maryland law, we have elected, by resolution of our board of trustees, to opt out of the business combination provisions of the MGCL and that resolution may not be repealed absent the approval by our shareholders, however, there can be no assurance that the resolution adopted by the board will not be amended or eliminated at some time in the future. Pursuant to a provision in our bylaws, we have elected to exempt any acquisition of our shares from the control share provisions of the MGCL and our bylaws prohibit the repeal, amendment or alteration of this provision without the approval by our shareholders; however, there can be no assurance that this provision will not be amended or eliminated at some time in the future.
Certain provisions of the MGCL applicable to Maryland real estate investment trusts permit our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to adopt certain mechanisms, some of which (for example, a classified board) we do not have. These provisions may have the effect of limiting or precluding a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then current market price. Our board of trustees has resolved to opt out of these "unsolicited takeover" provisions of Maryland law, and that resolution may not be repealed absent the approval by our shareholders; however, there can be no assurance that the resolution adopted by our board of trustees will not be amended or eliminated at some point in the future.
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
Our hotels are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of a hotel, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials ("ACM"), waste or petroleum products) at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell or no longer operate hotels. Contamination at, on, under or emanating from our hotels also may expose us to liability to private parties for costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which the properties may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.
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
Certain of our hotels contain, and those that we acquire in the future may contain, or may have contained ACM. Federal, state and local environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation or demolition of a building. Such laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.
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
There are a number of issues associated with an investment in a REIT that are related to the federal income tax laws, including, but not limited to, the consequences of a company's failing to qualify or to continue to qualify as a REIT and the tax rates applicable to REITs and their shareholders. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended or modified. Any new laws or interpretations may take effect retroactively and could materially and adversely affect us. For example, several REIT rules were recently amended under the Protecting Americans from Tax Hikes Act of 2015, which was enacted on December 18, 2015. These rules were enacted with varying effective dates, some of which are retroactive.

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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT's assets may consist of stock or securities of one or more taxable REIT subsidiaries. In addition, the rules applicable to taxable REIT subsidiaries limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on "redetermined rent," "redetermined deductions," "excess interest" or, effective for taxable years beginning after December 31, 2015, "redetermined TRS service income" to the extent rent paid by a taxable REIT subsidiary exceeds an arm's-length amount.
Our TRSs will pay U.S. federal, state and local income taxes on their net taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed. We anticipate that the aggregate value of the stock and securities of our TRSs will be less than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets (including the stock and securities of our TRSs). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the ownership limitations applicable to taxable REIT subsidiaries. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitation discussed above or to avoid application of the 100% excise tax discussed above. While we believe our leases have customary terms and reflect normal business practices and that the rents paid thereto reflect market terms, there can be no assurance that the IRS will agree.
Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a taxable REIT subsidiary, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of, certain attractive investments.

Our TRS may be limited in using certain tax benefits.
If a corporation undergoes an "ownership change" within the meaning of Section 382 of the Code and the Treasury Regulations thereunder, such corporation's ability to use net operating losses ("NOLs"), generated prior to the time of that ownership change may be limited. To the extent the affected corporation's ability to use NOLs is limited, such corporation's taxable income may increase. As of December 31, 2015, we had approximately $134.6 million of NOLs (all of which are attributable to our TRS) which will begin to expire in 2028 for federal tax purposes and during the period from 2018 to 2028 for state tax purposes if not utilized. An ownership change within the meaning of Section 382 of the Code with respect to the REIT's TRS occurred during the 2012 and 2013 tax years. Accordingly, to the extent our TRS has taxable income in future years, its ability to use NOLs incurred prior to these ownership changes in such future years will be limited, and it may have greater taxable income as a result of such limitation.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets (each such hedge, a "Borrowings Hedge") or manages the risk of certain currency fluctuations (each such hedge, a "Currency Hedge"), and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. Effective for taxable years beginning after December 31, 2015, this exclusion from the REIT 75% and 95% gross income tests will also apply if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new properly identified hedging transaction to offset the prior hedging position. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the TRS.
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
As of February 17, 2016, we had 124,627,008 common shares outstanding. In addition, as of such date, 894,000 OP units in our operating partnership were outstanding, which are redeemable for cash or, at our option, for a like number of our common shares. We cannot predict the effect, if any, of future resales of our common shares or OP units, or the perception of such resales, on the market price of our common shares. Any such future resales, or the perception that such resales might occur, could adversely affect the market price of our common shares and may also make it more difficult for us to sell equity or equity-related securities in the future at times and upon terms that we deem appropriate.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our Properties
The following table provides a comprehensive list of our properties as of December 31, 2015:

Location	Property Name	Rooms	Location	Property Name	Rooms
California			Kentucky
	Courtyard San Francisco	166		Courtyard Louisville Northeast	114
	Embassy Suites Irvine Orange County	293		Marriott Louisville Downtown	616
	Embassy Suites Los Angeles Downey	220		Residence Inn Louisville Downtown	140
	Hilton Garden Inn Los Angeles Hollywood	160		Residence Inn Louisville Northeast	102
	Hilton Garden Inn San Francisco Oakland Bay Brg	278		SpringHill Suites Louisville Hurstbourne North	142
	Hyatt House Cypress Anaheim	142	Louisiana
	Hyatt House Emeryville San Francisco Bay Area	234		Hilton Garden Inn New Orleans Convention Center	286
	Hyatt House San Diego Sorrento Mesa	193		Hotel Indigo New Orleans Garden District	132
	Hyatt House San Jose Silicon Valley	164	Massachusetts
	Hyatt House San Ramon	142		Embassy Suites Boston Waltham	275
	Hyatt House Santa Clara	150	Maryland
	Hyatt Place Fremont Silicon Valley	151		DoubleTree Hotel Columbia	152
	Residence Inn Palo Alto Los Altos	156		Residence Inn Bethesda Downtown	188
	SpringHill Suites Bakersfield	119		Residence Inn Columbia	108
Colorado				Residence Inn National Harbor Washington DC	162
	Courtyard Boulder Longmont	78		Residence Inn Silver Spring	130
	Courtyard Boulder Louisville	154	Michigan
	Courtyard Denver West Golden	110		Residence Inn Detroit Novi	107
	Fairfield Inn & Suites Denver Cherry Creek	134	North Carolina
	Hampton Inn & Suites Denver Tech Center	123		Hilton Garden Inn Durham Raleigh Research Triangle Park	177
	Marriott Denver Airport @ Gateway Park	238		Hyatt House Charlotte Center City	163
	Marriott Denver South @ Park Meadows	279	New York
	Renaissance Boulder Flatiron Hotel	232		Courtyard New York Manhattan Upper East Side	226
	Residence Inn Boulder Louisville	88		DoubleTree Metropolitan Hotel New York City (1)	764
	Residence Inn Denver West Golden	88		Hampton Inn Garden City	143
	Residence Inn Longmont Boulder	84		Hilton Garden Inn New York West 35th Street	298
	SpringHill Suites Boulder Longmont	90		Hilton New York Fashion District	280
	SpringHill Suites Denver North Westminster	164	Oregon
District of Columbia				Courtyard Portland City Center	256
	Fairfield Inn & Suites Washington DC Downtown	198		SpringHill Suites Portland Hillsboro	106
	Homewood Suites Washington DC Downtown	175	Pennsylvania
	Hyatt Place Washington DC Downtown K Street	164		Hilton Garden Inn Pittsburgh University Place	202
Florida				Renaissance Pittsburgh Hotel	300
	Courtyard Fort Lauderdale SW Miramar	128	South Carolina
	DoubleTree Grand Key Resort	216		Courtyard Charleston Historic District	176
	Embassy Suites Fort Myers Estero	150	Texas
	Embassy Suites Tampa Downtown Convention Center	360		Courtyard Austin Airport	150
	Embassy Suites West Palm Beach Central	194		Courtyard Austin Downtown Convention Center	270
	Fairfield Inn & Suites Key West	106		Courtyard Austin Northwest Arboretum	102
	Hampton Inn Fort Walton Beach	100		Courtyard Austin South	110
	Hampton Inn & Suites Clearwater St Petersburg Ulmerton Road	128		Courtyard Houston By The Galleria	190
	Hampton Inn West Palm Beach Airport Central	105		Courtyard Houston Downtown Convention Center	191

Location	Property Name	Rooms	Location	Property Name	Rooms
	Hilton Cabana Miami Beach	231		Courtyard Houston Sugarland	112
	Hilton Garden Inn West Palm Beach Airport	100		Fairfield Inn & Suites Austin South Airport	63
	Renaissance Fort Lauderdale Plantation Hotel	250		Fairfield Inn & Suites San Antonio Downtown Market	110
	Residence Inn Fort Lauderdale Plantation	138		Hampton Inn Houston Near The Galleria	176
	Residence Inn Fort Lauderdale SW Miramar	130		Hyatt House Austin Arboretum	131
Georgia				Hyatt House Dallas Lincoln Park	155
	Courtyard Atlanta Buckhead	181		Hyatt House Dallas Uptown	141
	Hyatt Atlanta Midtown	194		Hyatt House Houston Galleria	147
	Residence Inn Atlanta Midtown Historic	90		Hyatt Market Street The Woodlands	70
Hawaii				Marriott Austin South	211
	Courtyard Waikiki Beach	403		Residence Inn Austin Downtown Convention Center	179
Illinois				Residence Inn Austin North Parmer Lane	88
	Courtyard Chicago Downtown Magnificent Mile	306		Residence Inn Austin Northwest Arboretum	84
	Courtyard Midway Airport	174		Residence Inn Austin South	66
	Fairfield Inn & Suites Chicago Midway Airport	114		Residence Inn Houston By The Galleria	146
	Hampton Inn Chicago Midway Airport	170		Residence Inn Houston Downtown Convention Center	171
	Hilton Garden Inn Chicago Midway Airport	174		Residence Inn Houston Sugarland	78
	Holiday Inn Express & Suites Midway Airport	104		Residence Inn San Antonio Downtown Market Square	95
	Marriott Chicago Midway	200		SpringHill Suites Austin North Parmer Lane	132
	Residence Inn Chicago Oak Brook	156		SpringHill Suites Austin South	152
	Residence Inn Chicago Naperville	130		SpringHill Suites Houston Downtown Convention Center	167
	Sleep Inn Midway Airport	121	Utah
Indiana				Courtyard Salt Lake City Airport	154
	Courtyard Chicago Southeast Hammond	85		Residence Inn Salt Lake City Airport	104
	Courtyard Indianapolis @ The Capitol	124	Washington
	Courtyard South Bend Mishawaka	78		Homewood Suites Seattle Lynnwood	170
	Fairfield Inn & Suites Chicago SE Hammond	94	Wisconsin
	Hilton Garden Inn Bloomington	168		Hyatt Place Madison Downtown	151
	Holiday Inn Express Merrillville	62
	Residence Inn Chicago Southeast Hammond	78
	Residence Inn Indianapolis Downtown On The Canal	134
	Residence Inn Indianapolis Fishers	78
	Residence Inn Merrillville	78
	SpringHill Suites South Bend Mishawaka	87
_______________________________________________________________________________

(1)
This hotel is owned through a joint venture in which we own a 98.3% economic interest. We are the managing member of this joint venture and control all material decisions related to this hotel. Our joint venture partner is affiliated with the hotel's property manager.

Our Hotel Management Agreements
In order to qualify as a REIT, we cannot directly or indirectly operate any of our hotels. We lease our hotels to TRS lessees, which in turn engage property management companies to manage our hotels. Each of our hotels is operated pursuant to a hotel management agreement with one of 15 independent hotel management companies. Each hotel management company receives a base management fee and is also eligible to receive an incentive management fee upon the achievement of certain financial thresholds as set forth in each applicable management agreement. The incentive management fee is generally calculated as a percentage of hotel operating profit after we have received a priority return on our investment in the hotel. WLS, a fully-integrated owner, developer and manager of premium-brand hotels, is the management company for 72 of our hotels. Our remaining hotels are managed by 14 other hotel management companies located in the United States. Below is a summary of the principal terms of the hotel management agreements with WLS and a general overview of our non-WLS hotel management agreements.

WLS Hotel Management Agreements
Our TRS lessees, as lessees of the respective hotels, have entered into hotel management agreements with WLS for 72 of our hotels. This summary is qualified in its entirety by reference to the form of the WLS hotel management agreement included as an exhibit to this Annual Report on Form 10-K.
Term
Our WLS hotel management agreements contain initial terms of 10 to 20 years and are subject to two automatic renewal terms of five to 10 years each. The WLS hotel management agreements have an average remaining initial term of approximately 11 years.
Amounts Payable under our WLS Hotel Management Agreements
Under the WLS hotel management agreements, WLS receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is generally 3.5% of gross hotel revenues for the applicable hotel. Gross hotel revenue is calculated as all hotel revenue before subtracting expenses. The incentive management fee, which is calculated on a per hotel basis, is 15% of operating profit (as defined in the applicable management agreements) remaining after we receive an annual return equal to 11% of our total capital investment, including debt, in the applicable hotel. We also pay certain computer support and accounting service fees to WLS, as reflected in each hotel management agreement.
Termination Events
Performance Termination.    We have structured our WLS hotel management agreements to align our interests with those of WLS by providing us with a right to terminate a WLS hotel management agreement if WLS fails to achieve certain criteria relating to the performance of a hotel under WLS management, as measured with respect to any two consecutive fiscal years. We may initiate a performance termination if, during any two consecutive year period, (1) an independent hotel consulting expert, agreed to by both WLS and us, determines that the operating profit of the affected hotel is less than the operating profit of comparable hotels as determined by the independent hotel consulting expert, and (2) the RevPAR penetration index fails to exceed a specified RevPAR penetration index threshold, as set forth in the applicable hotel management agreement. WLS has the right, which can be exercised no more than three times per hotel, to avoid a performance termination by paying an amount equal to the amount that the operating profit fell below the annual operating budget for the relevant performance termination period, as reflected in each WLS hotel management agreement, or by agreeing to offset the operating budget difference against future management fees due to WLS.
Early Termination for Casualty/Condemnation or Cause.    Subject to certain qualifications and applicable cure periods, the hotel management agreements are generally terminable by either party upon material casualty or condemnation of the hotel or the occurrence of certain customary events of default, including, among others: the bankruptcy or insolvency of either party; the failure of either party to make a payment when due, and failure to cure such non-payment after due notice; failure by us to provide WLS with sufficient working capital to operate the hotel after due notice; breach by either party of covenants or obligations under a WLS hotel management agreement; and failure by us to complete work approved or required under the terms of the hotel's franchise agreement and the applicable WLS hotel management agreement.
If an event of default occurs and continues beyond the grace period set forth in the WLS hotel management agreement, the non-defaulting party generally has, among other remedies, the option of terminating the applicable hotel management agreement, upon at least 30 days written notice to the other party.
Early Termination by WLS — Liquidated Damages.    In the event that WLS elects to terminate a WLS hotel management agreement due to an event of default by us, WLS may elect to recover a termination fee, as liquidated damages, equal to 2.5 times the actual base management fee and incentive management fee earned by WLS under that hotel management agreement in the fiscal year immediately preceding the fiscal year in which such termination occurred.
Sale of a Hotel. Generally, the WLS hotel management agreements state that we cannot sell the applicable hotel to any unrelated third party or engage in certain change of control actions (1) if we are in default under the hotel management agreement, or (2) with or to a person or entity that is known in the community as being of bad moral character or has been convicted of a felony or is in control of or controlled by persons convicted of a felony or would be in violation of any franchise agreement requirements applicable to us. Generally, the WLS hotel management agreements further require that any future owner of the applicable hotel, at the option of WLS, assume the WLS hotel management agreement or enter into a new WLS hotel management agreement for such hotel.

Other Hotel Management Agreements
As of the date of this Annual Report on Form 10-K, 54 of our hotels are managed by 14 hotel management companies other than WLS. This number includes five and ten hotels that receive the benefits of a franchise agreement pursuant to hotel management agreements with Marriott and Hyatt, respectively. Each of these hotels is subject to a hotel management agreement that contains customary terms and conditions that generally are similar to the provisions found in the WLS hotel management agreements described above. The hotel management agreements generally have initial terms that range from three to 25 years, and some provide for one or two automatic extension periods ranging from one to ten years. In addition, each hotel management company receives a base management fee generally equal to 3.0% of gross hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally equal to 7.0% of gross hotel revenues. Management companies may also earn an incentive management fee ranging from 10% to 25% of available cash flow (or other similar metric) as set forth in the applicable hotel management agreement, calculated on a per hotel basis, generally equal to the operating profit of the hotel after deducting a priority return to us based upon a percentage of our total capital investment in the hotels. Each of these hotel management agreements also provides us with a right to terminate such management agreement if the hotel management company fails to reach certain performance targets (as provided in the applicable management agreement) or provides us with a right to terminate the management agreement in our sole and absolute discretion. In addition, certain hotel management agreements give us the right to terminate the management agreement upon the sale of the hotel or for any reason upon payment of a stipulated termination fee. The performance targets vary, but generally provide us with the right to terminate the applicable hotel management agreement if the operating profit of the hotel is less than the budget targets set forth pursuant to such management agreement and/or the RevPAR penetration index fails to exceed a specified RevPAR penetration index threshold as set forth in the applicable management agreement. The hotel management agreements are also generally terminable by either party upon material casualty or condemnation of the hotel or the occurrence of certain customary events of default.
Franchise Agreements
As of December 31, 2015, 72, 29 and 6 of our hotels operated under franchise agreements with Marriott, Hilton and Hyatt, respectively. These numbers exclude five and ten hotels that receive the benefits of a franchise agreement pursuant to hotel management agreements with Marriott and Hyatt, respectively. The remaining four hotels that we own as of December 31, 2015 operate under existing franchise agreements with brands other than Marriott, Hilton or Hyatt.
Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our TRS lessees, as the franchisees, must comply. The franchise agreements require our TRS lessees to comply with the franchisors' standards and requirements, including training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the TRS lessee, display of signage and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. Each of the existing franchise agreements for our hotels require that we pay a royalty fee generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs that amount to between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of between 1.0% and 3.0% of food and beverage revenues. In addition, under certain of our franchise agreements, the franchisor may require that we renovate guest rooms and public facilities from time to time to comply with then-current brand standards.
The franchise agreements also provide for termination at the applicable franchisor's option upon the occurrence of certain events, including failure to pay royalties and fees or to perform other obligations under the franchise license, bankruptcy and abandonment of the franchise or a change in control. The TRS lessee that is the franchisee is responsible for making all payments under the applicable franchise agreement to the franchisor; however we are required to guarantee the obligations under each of the franchise agreements. In addition, many of our existing franchise agreements provide the franchisor with a right of first offer in the event of certain sales or transfers of a hotel and provide the franchisor the right to approve any change in the hotel management company engaged to manage the hotel.
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

Lease Terms
Our TRS leases have initial terms that range from three to five years and a majority of the leases can be renewed by our TRS lessees for three successive five-year renewal terms unless the lessee is in default at the expiration of the then-current term. In addition, our TRS leases are subject to early termination by us in the event that we sell the hotel to an unaffiliated party, a change in control occurs or applicable provisions of the Code are amended to permit us to operate our hotels. Our TRS leases are also subject to early termination upon the occurrence of certain events of default and/or other contingencies described in the lease.
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
The TRS leases require our TRS lessees to pay rent, all costs and expenses, management fees, franchise fees, personal property taxes and certain insurance, and all utility and other charges incurred in the operation of the hotels they lease. The leases also provide for rent reductions and abatements in the event of damage to, or destruction or a partial taking of, any hotel.
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
Ground Leases
As of December 31, 2015, nine of our hotels were subject to ground lease agreements that cover the land underlying the respective hotels. Additional information regarding our hotels that are subject to ground leases can be found in Note 9 to our accompanying consolidated financial statements.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "RLJ." Below is a summary of the high and low prices of our common shares for each quarterly period for the years ended December 31, 2015 and 2014, as reported on the NYSE and the distributions paid by us with respect to each quarterly period.

2015	High	Low	Distribution
January 1, 2015 through March 31, 2015	$36.25	$29.90	$0.33
April 1, 2015 through June 30, 2015	$32.09	$28.73	$0.33
July 1, 2015 through September 30, 2015	$32.14	$25.00	$0.33
October 1, 2015 through December 31, 2015	$27.52	$21.48	$0.33

2014	High	Low	Distribution
January 1, 2014 through March 31, 2014	$27.28	$23.65	$0.22
April 1, 2014 through June 30, 2014	$29.00	$25.00	$0.22
July 1, 2014 through September 30, 2014	$30.64	$27.76	$0.30
October 1, 2014 through December 31, 2014	$34.47	$27.95	$0.30
On December 31, 2015 and February 17, 2016, the closing price of our common shares as reported on the NYSE was $21.63 and $19.13, respectively.

Share Return Performance
The following graph compares the total shareholder return of our common shares against the cumulative total returns of the Standard & Poor's 500 Index ("S&P 500 Index") and the Morgan Stanley Capital International United States REIT Index ("MSCI US REIT Index") for the period from May 11, 2011, the date of the initial listing of our common shares of beneficial interest on the NYSE, to December 31, 2015. The graph assumes an initial investment of $100 in our common shares and in each of the indices, and also assumes the reinvestment of dividends.

Name	Initial Investment at May 11, 2011	Value of Initial Investment at Dec 31, 2011	Value of Initial Investment at Dec 31, 2012	Value of Initial Investment at Dec 31, 2013	Value of Initial Investment at Dec 31, 2014	Value of Initial Investment at Dec 31, 2015
RLJ Lodging Trust	$100.00	$97.64	$116.67	$151.95	$216.96	$147.03
S&P 500 Index	$100.00	$95.05	$110.26	$145.96	$165.93	$168.20
MSCI US REIT Index	$100.00	$97.87	$115.32	$118.20	$154.24	$158.15
This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Shareholder Information
At February 17, 2016, we had 101 holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than record holders. At February 17, 2016, there were four holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for our common shares.
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

Distribution Information
We intend, over time, to make quarterly distributions to our common shareholders. In order to qualify and maintain our qualification for taxation as a REIT, we intend to make annual distributions to our shareholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain.
The credit agreements governing our $300 million unsecured revolving credit facility and our unsecured term loans limit our ability to pay cash dividends. However, so long as no default or event of default exists, the credit agreements allow us to pay cash dividends with respect to any period of four fiscal quarters in an amount not to exceed (i) 95% of adjusted funds from operations (as defined in the credit agreements), (ii) the amount required for us to maintain our status as a REIT (including the right to distribute 100% of net capital gain) under Sections 856 through 860 of the Code, and (iii) the amount necessary for us to avoid income or excise tax under the Code. If certain defaults or events of default exist, we may pay cash dividends with respect to any fiscal year in an aggregate amount not to exceed the greater of (a) the minimum amount required for us to maintain our status as a REIT under Sections 856 through 860 of the Code, or (b) the amount necessary to avoid income or excise tax under the Code.
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
Unregistered Sales of Equity Securities
The Company did not sell any securities during the fiscal year ended December 31, 2015 that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
On May 1, 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $200.0 million of the Company's common shares through April 30, 2016. On October 30, 2015, the Company's board of trustees extended the duration of the share repurchase program to December 31, 2016 and increased the authorized amount that may be repurchased by $200.0 million to a total of $400.0 million. Between May 1, 2015 and December 31, 2015, the Company repurchased 8,044,372 of its common shares for approximately $225.2 million under the authorized share repurchase program.
Additionally, during the year ended December 31, 2015, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the RLJ Lodging Trust 2015 Equity Incentive Plan (the "2015 Plan").

The following table summarizes all of these repurchases during the year ended December 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2015 through January 31, 2015	—	—	N/A	N/A
February 1, 2015 through February 28, 2015	43,009	$33.48	N/A	N/A
March 1, 2015 through March 31, 2015	10,459	$31.78	N/A	N/A
April 1, 2015 through April 30, 2015	—	—	N/A	N/A
May 1, 2015 through May 31, 2015	944,121	$29.95	888,408	5,736,341
June 1, 2015 through June 30, 2015	1,117,837	$30.05	1,106,769	4,706,502
July 1, 2015 through July 31, 2015	203,158	$30.06	—	4,698,613
August 1, 2015 through August 31, 2015	3,370,792	$28.26	3,342,428	1,659,500
September 1, 2015 through September 30, 2015	1,666,844	$27.57	1,655,103	—
October 1, 2015 through October 31, 2015	360	$25.47	—	7,973,525
November 1, 2015 through November 30, 2015	772,247	$24.21	744,138	7,461,307
December 1, 2015 through December 31, 2015	319,267	$23.58	307,526	8,082,015
Total for the year ended December 31, 2015	8,448,094		8,044,372
_______________________________________________________________________________

(1)
The maximum number of shares that may yet be repurchased under the stock repurchase plan is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 6.    Selected Financial Data
The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements as of December 31, 2015 and 2014 and for the three years ended December 31, 2015, 2014 and 2013, and the related notes included elsewhere in this Annual Report on Form 10-K.
We completed our initial public offering ("IPO") on May 16, 2011. Due to the timing of the IPO, we present herein certain combined consolidated historical financial data for us and our predecessor. The consolidated financial data for our predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of the IPO.
The selected financial information as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 has been derived from our audited historical financial statements. Due to the timing of the IPO, the results of operations for the year ended December 31, 2011 reflect the financial condition and results of operations of our predecessor together with our Company.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Room revenue	$985,361	$969,402	$844,741	$738,207	$653,044
Other property revenue	150,979	139,795	125,639	111,478	101,861
Total revenue	1,136,340	1,109,197	970,380	849,685	754,905
Expenses:
Room expense	220,101	213,071	186,667	162,039	145,859
Other property expense	437,545	433,274	388,440	346,898	312,254
Total property operating expense	657,646	646,345	575,107	508,937	458,113
Depreciation and amortization	156,226	144,294	127,231	126,340	127,420
Impairment loss	1,003	9,200	—	—	—
Property tax, insurance and other	76,682	71,443	63,627	52,745	46,289
General and administrative	37,810	41,671	35,466	31,086	24,175
Transaction and pursuit costs	3,058	4,850	4,410	3,520	3,996
IPO costs	—	—	—	—	10,733
Total operating expenses	932,425	917,803	805,841	722,628	670,726
Operating income	203,915	191,394	164,539	127,057	84,179
Interest and other income	3,161	2,688	7,431	1,463	2,683
Interest expense	(54,788)	(56,810)	(64,348)	(83,689)	(95,362)
Income (loss) before provision for income tax benefit (expense)	152,288	137,272	107,622	44,831	(8,500)
Income tax benefit (expense)	39,126	(1,145)	(879)	(1,369)	(740)
Gain on disposal of hotel properties	28,398	353	—	—	—
Net income (loss) from continuing operations, including gain on disposal	219,812	136,480	106,743	43,462	(9,240)
Net income attributable to noncontrolling interests	(1,591)	(1,039)	(1,258)	(39)	(309)
Distributions to preferred shareholders	—	—	—	—	(61)
Net income (loss) from continuing operations available to shareholders/owners	$218,221	$135,441	$105,485	$43,423	$(9,610)

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share data)
Balance Sheet Data:
Investment in hotel properties, net	$3,674,999	$3,518,803	$3,241,163	$3,073,483	$2,820,457
Cash and cash equivalents	$134,192	$262,458	$332,248	$115,861	$310,231
Total assets	$3,980,211	$4,128,379	$3,717,974	$3,346,385	$3,290,018
Total debt	$1,582,755	$1,557,747	$1,409,665	$1,413,651	$1,341,735
Total liabilities	$1,779,687	$1,749,895	$1,571,640	$1,538,474	$1,456,030
Total equity	$2,200,524	$2,378,484	$2,146,334	$1,807,911	$1,833,988
Per Share Data:
Basic income (loss) from continuing operations per share	$1.69	$1.06	$0.89	$0.40	$(0.10)
Diluted income (loss) from continuing operations per share (1)	$1.68	$1.05	$0.88	$0.40	$(0.10)
Weighted average shares outstanding—basic	128,444,469	127,360,669	117,950,066	105,423,604	95,340,666
Weighted average shares outstanding—diluted (1)	128,967,754	128,293,843	118,738,626	105,748,686	95,340,666
Dividends declared per share	$1.32	$1.04	$0.86	$0.70	$0.38
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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1A., "Risk Factors", appearing elsewhere in this Annual Report on Form 10-K.

Overview

Our strategy is to acquire primarily premium-branded, focused-service and compact full-service hotels. Focused-service and compact full-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets and meeting space, and require fewer employees than traditional full-service hotels. We believe premium-branded, focused-service and compact full-service hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve RevPAR levels at or close to those achieved by traditional full-service hotels while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

While the outlook for global economic growth has become more uncertain recently, the health of the domestic consumer has improved. As such, we are optimistic that the U.S. economy will continue to grow. Lodging demand is at record levels and hotel industry supply remains below historical averages.  We believe that corporate profits will increase over the upcoming years and support lodging fundamentals. Accordingly, we remain cautiously optimistic that we are in a positive lodging cycle that will continue in the near term.

We believe that attractive acquisition opportunities that meet our investment profile remain available in the market and we intend to weigh all investment decisions against our capital allocation requirements. We believe our cash on hand and expected access to capital (including availability under our unsecured revolving credit facility) along with our senior management team’s experience, extensive industry relationships and asset management expertise, will enable us to pursue investment opportunities that generate additional internal and external growth.

As of December 31, 2015, we owned 126 hotels with approximately 20,900 rooms, located in 21 states and the District of Columbia and an interest in a mortgage loan secured by a hotel.  We own, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of one property in which we own a 98.3% controlling interest in a joint venture.

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

Our operating costs and expenses consist of the costs to provide hotel services, including room expense, food and beverage expense, management and franchise fees and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance and utility costs. Our hotels that are subject to franchise agreements are charged a royalty fee, plus additional fees for marketing, central reservation systems and other franchisor costs, in order for the properties to operate under the respective brands. Franchise fees are based on a percentage of room revenue and for certain hotels additional franchise fees are charged for food and beverage revenue. Our hotels are managed by independent, third-party management companies under long-term agreements pursuant to which the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. We generally receive a cash distribution from the hotel management companies on a monthly basis, which reflects hotel-level sales less hotel-level operating expenses.
Key Indicators of Operating Performance

We use a variety of operating, financial and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP as well as other financial measures that are non-GAAP measures. In addition, we use other information that may not be financial in nature, including industry standard statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotels in our portfolio and potential acquisition opportunities to determine each hotel's contribution to cash flow and its potential to provide attractive long-term total returns. The key indicators include:

•
Average Daily Rate ("ADR") — ADR represents total hotel room revenues divided by the total number of rooms sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. We use ADR to assess the pricing levels that we are able to generate, as changes in rates have a greater impact on operating margins and profitability than changes in occupancy.

•
Occupancy — Occupancy represents the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occupancy measures the utilization of our hotels' available capacity. We use occupancy to measure demand at a specific hotel or group of hotels in a given period. Additionally, occupancy levels help us determine achievable ADR levels.

•
Revenue Per Available Room ("RevPAR") — RevPAR is the product of ADR and occupancy. RevPAR does not include non-room revenues such as food and beverage revenue or other operating department revenue. We use

RevPAR to identify trend information with respect to room revenues from comparable properties and to evaluate hotel performance on a regional basis.
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
ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 86.7% of our total revenue for the year ended December 31, 2015, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
Another commonly used measure in the lodging industry is the RevPAR penetration index, which measures a hotel's RevPAR in relation to the average RevPAR of that hotel's competitive set. Like other lodging companies, we use the RevPAR penetration index as an indicator of a hotel's market share in relation to its competitive set. However, the RevPAR penetration index for a particular hotel is not necessarily reflective of that hotel's relative share of any particular lodging market. The RevPAR penetration index for a particular hotel is calculated as the quotient of (1) the subject hotel's RevPAR divided by (2) the average RevPAR of the hotels in the subject hotel's competitive set, multiplied by 100. For example, if a hotel's RevPAR is $90 and the average RevPAR of the hotels in its competitive set is $90, the RevPAR penetration index would be 100, which would indicate that the subject hotel is capturing its fair market share in relation to its competitive set (i.e., the hotel's RevPAR is, on average, the same as its competitors). If, however, a hotel's RevPAR is $110 and the average RevPAR of the hotels in its competitive set is $90, the RevPAR penetration index of the subject hotel would be 122.2, which would indicate that the subject hotel has a RevPAR premium of approximately 22.2% (and, therefore, a market share premium) in relation to its competitive set.
One critical component in the RevPAR penetration index calculation is the determination of a hotel's competitive set, which consists of a small group of hotels in the relevant market that we and the third-party hotel management company that manages the hotel believe are comparable for purposes of benchmarking the performance of such hotel. A hotel's competitive set is mutually agreed upon by us and the hotel's management company. Factors that we consider when establishing a competitive set include geographic proximity, brand affiliations and rate structure, as well as the level of service provided at the hotel. Competitive set determinations are highly subjective, however, and our methodology for determining a hotel's competitive set may differ materially from those used by other hotel owners and/or management companies.
For the year ended December 31, 2015, the portfolio wide RevPAR penetration index of our hotels was 110.7 which indicates that, on average, our hotels maintained a market share premium of approximately 10.7% in relation to their competitive set.
We also use non-GAAP measures such as FFO, Adjusted FFO, EBITDA and Adjusted EBITDA to evaluate the operating performance of our business. See "—Non-GAAP Financial Measures."
Principal Factors Affecting Our Results of Operations

The principal factors affecting our operating results include overall demand for lodging compared to the supply of available hotel rooms and other lodging options, and the ability of our third-party management companies to increase or maintain revenues while controlling expenses.

•
Demand — The demand for lodging, especially business travel, generally fluctuates with the overall economy. Historically, periods of declining demand are followed by extended periods of relatively strong demand, which typically occurs during the growth phase of the lodging cycle.

•	Supply — The development of new hotels is driven largely by construction costs, the availability of financing and expected performance of existing hotels and other lodging options.
We expect that our ADR, Occupancy and RevPAR performance will be impacted by macroeconomic factors such as regional and local employment growth, government spending, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport activity, business and leisure travel demand, new hotel construction and the pricing strategies of our competitors. In addition, our ADR, Occupancy and RevPAR performance are dependent on the continued success of the Marriott, Hilton and Hyatt brands.

•	Revenue — Substantially all of our revenue is derived from the operation of hotels. Specifically, our revenue is comprised of:

◦	Room revenue — Occupancy and ADR are the major drivers of room revenue. Room revenue accounts for the substantial majority of our total revenue.

◦
Food and beverage revenue — Occupancy, the nature of the property and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage revenue through catering functions as compared to transient business, which may or may not utilize the hotel's food and beverage outlets).

◦
Other operating department revenue — Occupancy and the nature of the property are the main drivers of other ancillary revenue, such as telephone, parking and other guest services. Some hotels, due to the limited focus of the services offered and size or space limitations, may not have facilities that generate other operating department revenue.

•	Property Operating Expense — The following presents the components of our property operating expenses:

◦
Room expense — These costs include housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Like room revenue, occupancy is the major driver of room expense. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.

◦
Food and beverage expense — These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions are generally more profitable than restaurant, bar or other on-property food and beverage outlets) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.

◦
Management and franchise fee expense — Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels. Franchise fees are based on a percentage of room revenue and for certain hotels additional franchise fees are charged for food and beverage revenue. See "Our Properties — Our Hotel Management Agreements" and "Our Properties — Franchise Agreements."

◦
Other operating expense — These expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance and utility costs.

Most categories of variable operating expenses, including labor costs such as housekeeping, fluctuate with changes in occupancy. Increases in occupancy are accompanied by increases in most categories of variable operating expenses, while increases in ADR typically only result in increases in limited categories of operating costs and expenses, such as franchise fees, management fees, travel agency commissions and credit card processing fee expenses which are based on hotel revenues. Thus, changes in ADR have a more significant impact on operating margins than changes in occupancy.
2015 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our portfolio's quality, recycling capital and maintaining a prudent capital structure. During the year ended December 31, 2015, the following significant activities took place:

•	Purchased three hotel properties for an aggregate purchase price of $175.9 million;

•	Sold 23 hotel properties for an aggregate sale price of $252.5 million and a gain on sale of $28.4 million;

•	Completed two major redevelopment projects in San Francisco and Houston;

•	Repurchased 8.0 million common shares for $225.2 million at an average per share price of $27.99; and

•	Declared cash dividends of $1.32 per share for the year, an increase of 26.9% over the cash dividends declared in 2014.

Results of Operations

At December 31, 2015, 2014 and 2013 we owned 126, 146 and 149 properties, respectively.  Based on when a property is acquired, sold or closed for renovation, the operating results for certain properties are not comparable for the years ended December 31, 2015, 2014 and 2013.

For comparisons between the years ended December 31, 2015 and 2014, the non-comparable properties include 18 acquisitions that were completed between January 1, 2014 and December 31, 2015, 41 dispositions that were completed between January 1, 2014 and December 31, 2015 and three properties that were closed for renovations during all or a portion of the period between January 1, 2014 and December 31, 2015.

For comparisons between the years ended December 31, 2014 and 2013, the non-comparable properties include 22 acquisitions that were completed between January 1, 2013 and December 31, 2014, 18 dispositions that were completed in 2014 and one property that was closed for renovations during all or a portion of the period between January 1, 2013 and December 31, 2014.

We sold or transferred three hotels during 2013 which are included in discontinued operations for the year ended December 31, 2013, and therefore are not included in any of the comparisons presented.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

	For the year ended December 31,
	2015	2014	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$985,361	$969,402	$15,959	1.6%
Food and beverage revenue	114,818	107,538	7,280	6.8%
Other operating department revenue	36,161	32,257	3,904	12.1%
Total revenue	$1,136,340	$1,109,197	$27,143	2.4%
Expense
Operating expense
Room expense	$220,101	$213,071	$7,030	3.3%
Food and beverage expense	81,117	75,468	5,649	7.5%
Management and franchise fee expense	116,462	114,802	1,660	1.4%
Other operating expense	239,966	243,004	(3,038)	(1.3)%
Total property operating expense	657,646	646,345	11,301	1.7%
Depreciation and amortization	156,226	144,294	11,932	8.3%
Impairment loss	1,003	9,200	(8,197)	(89.1)%
Property tax, insurance and other	76,682	71,443	5,239	7.3%
General and administrative	37,810	41,671	(3,861)	(9.3)%
Transaction and pursuit costs	3,058	4,850	(1,792)	(36.9)%
Total operating expense	932,425	917,803	14,622	1.6%
Operating income	203,915	191,394	12,521	6.5%
Other income	1,598	807	791	98.0%
Interest income	1,563	1,881	(318)	(16.9)%
Interest expense	(54,788)	(56,810)	2,022	(3.6)%
Income from continuing operations before income taxes	152,288	137,272	15,016	10.9%
Income tax benefit (expense)	39,126	(1,145)	40,271	—%
Income from continuing operations	191,414	136,127	55,287	40.6%
Gain on disposal of hotel properties	28,398	353	28,045	—%
Net income	219,812	136,480	83,332	61.1%
Net income attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	(77)	(171)	94	(55.0)%
Noncontrolling interest in common units of Operating Partnership	(1,514)	(868)	(646)	74.4%
Net income attributable to common shareholders	$218,221	$135,441	$82,780	61.1%

Revenue

Total revenue increased $27.1 million, or 2.4%, to $1.136 billion for the year ended December 31, 2015 from $1.109 billion for the year ended December 31, 2014. The increase was a result of a $27.9 million increase in total revenue from the comparable properties, partially offset by a $0.8 million decrease in total revenue from the non-comparable properties. The increase in total revenue at the comparable properties was attributable to a 2.4% increase in RevPAR.

The following are the key hotel operating statistics for the comparable properties at December 31, 2015 and 2014, respectively:

	For the year ended December 31,
	2015	2014	% Change
Number of comparable properties (at end of period)	105	105
Occupancy %	78.1%	79.6%	(1.9)%
ADR	$163.01	$156.16	4.4%
RevPAR	$127.33	$124.31	2.4%

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $16.0 million, or 1.6%, to $985.4 million for the year ended December 31, 2015 from $969.4 million for the year ended December 31, 2014.  The increase was a result of a $19.5 million increase in room revenue from the comparable properties, partially offset by a $3.5 million decrease in room revenue from the non-comparable properties. The increase in room revenue at the comparable properties was attributable to a 2.4% increase in RevPAR.

Food and Beverage Revenue

Food and beverage revenue increased $7.3 million, or 6.8%, to $114.8 million for the year ended December 31, 2015 from $107.5 million for the year ended December 31, 2014. The increase includes a $7.5 million increase in food and beverage revenue from the comparable properties, partially offset by a $0.2 million decrease in food and beverage revenue from the non-comparable properties.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $3.9 million, or 12.1%, to $36.2 million for the year ended December 31, 2015 from $32.3 million for the year ended December 31, 2014.  The increase was due to a $3.0 million increase in other operating department revenue from the non-comparable properties and a $0.9 million increase at the comparable properties.

Property Operating Expense

Property operating expense increased $11.3 million, or 1.7%, to $657.6 million for the year ended December 31, 2015 from $646.3 million for the year ended December 31, 2014. The increase includes a $14.1 million increase in property operating expense at the comparable properties, partially offset by a $2.8 million decrease in property operating expense from the non-comparable properties. The increase in property operating expense is attributable to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense, food and beverage expense, and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $11.9 million, or 8.3%, to $156.2 million for the year ended December 31, 2015 from $144.3 million for the year ended December 31, 2014. The increase includes additional depreciation expense of $8.3 million as a result of capital expenditures to improve our comparable properties and a $3.6 million increase in depreciation and amortization expense arising from the non-comparable properties.

Impairment

For the year ended December 31, 2015, we incurred a $1.0 million impairment loss on one hotel, as compared to a $9.2 million impairment loss on three hotels for the year ended December 31, 2014. Each of these impairments was the result of an evaluation of the recoverability of the carrying values given the current expectation to sell the hotels before the end of their previously estimated useful lives.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $5.2 million, or 7.3%, to $76.7 million for the year ended December 31, 2015 from $71.4 million for the year ended December 31, 2014.  The increase is the result of a $6.9 million increase in property taxes at the comparable properties, partially offset by a 1.7 million decrease in property tax, insurance and other expense attributable to the non-comparable properties.

General and Administrative

General and administrative expense decreased $3.9 million, or 9.3%, to $37.8 million for the year ended December 31, 2015 from $41.7 million for the year ended December 31, 2014.  The decrease in general and administrative expense is primarily attributable to lower compensation costs, including a decrease in salary and bonus expense of $2.5 million and a decrease in the amortization of restricted share awards and performance units of $2.1 million, partially offset by an increase in other general and administrative costs.

Interest Expense

The components of our interest expense for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	For the year ended December 31,
	2015	2014
Mortgage indebtedness	$16,500	$23,282
Revolving credit facility and term loans	35,898	29,560
Loss on defeasance	—	804
Amortization of deferred financing costs	4,164	4,298
Capitalized interest	(1,774)	(1,134)
Total interest expense	$54,788	$56,810

Interest expense decreased $2.0 million, or 3.6%, to $54.8 million for the year ended December 31, 2015 from $56.8 million for the year ended December 31, 2014.  The decrease in interest expense from mortgage indebtedness was due to a decrease in the principal balances outstanding as a result of mortgage amortization as well as mortgage principal balances that were paid down. The increase in interest expense from the revolving credit facility and term loans was due to the new interest rate swaps and additional borrowings on the term loans. The loss on defeasance is related to the costs incurred to extinguish the mortgage indebtedness in conjunction with the disposal of certain properties in 2014. The increase in the capitalized interest was due to two major redevelopment projects in 2015, both of which were completed in the third quarter of 2015.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes.  We had an income tax benefit of $39.1 million for the year ended December 31, 2015 as compared to an income tax expense of $1.1 million for the year ended December 31, 2014. The $40.3 million decrease in income taxes primarily resulted from the release of a deferred tax asset valuation allowance of $39.9 million. The effective tax rates were (21.7)% and 0.8% for the years ended December 31, 2015 and 2014, respectively. The effective tax rate decreased as a result of the release of the valuation allowance.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

	For the year ended December 31,
	2014	2013	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$969,402	$844,741	$124,661	14.8%
Food and beverage revenue	107,538	97,083	10,455	10.8%
Other operating department revenue	32,257	28,556	3,701	13.0%
Total revenue	$1,109,197	$970,380	$138,817	14.3%
Expense
Operating expense
Room expense	$213,071	$186,667	$26,404	14.1%
Food and beverage expense	75,468	67,945	7,523	11.1%
Management and franchise fee expense	114,802	99,158	15,644	15.8%
Other operating expense	243,004	221,337	21,667	9.8%
Total property operating expense	646,345	575,107	71,238	12.4%
Depreciation and amortization	144,294	127,231	17,063	13.4%
Impairment loss	9,200	—	9,200	—%
Property tax, insurance and other	71,443	63,627	7,816	12.3%
General and administrative	41,671	35,466	6,205	17.5%
Transaction and pursuit costs	4,850	4,410	440	10.0%
Total operating expense	917,803	805,841	111,962	13.9%
Operating income	191,394	164,539	26,855	16.3%
Other income	807	903	(96)	(10.6)%
Interest income	1,881	1,665	216	13.0%
Interest expense	(56,810)	(64,348)	7,538	(11.7)%
Gain on foreclosure	—	4,863	(4,863)	—%
Income from continuing operations before income taxes	137,272	107,622	29,650	27.6%
Income tax expense	(1,145)	(879)	(266)	30.3%
Income from continuing operations	136,127	106,743	29,384	27.5%
Income from discontinued operations	—	7,436	(7,436)	—%
Gain on disposal of hotel properties	353	—	353	—%
Net income	136,480	114,179	22,301	19.5%
Net income attributable to noncontrolling interests
Noncontrolling interest in joint venture	(171)	(540)	369	(68.3)%
Noncontrolling interest in common units of Operating Partnership	(868)	(718)	(150)	20.9%
Net income attributable to common shareholders	$135,441	$112,921	$22,520	19.9%

Revenue

Total revenue increased $138.8 million, or 14.3%, to $1.1 billion for the year ended December 31, 2014 from $970.4 million for the year ended December 31, 2013. The increase was a result of $83.1 million in revenue attributable to non-comparable properties and a 6.9% increase in RevPAR at the comparable properties.

The following are the key hotel operating statistics for the comparable properties at December 31, 2014 and 2013, respectively:

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

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $3.7 million, or 13.0%, to $32.3 million for the year ended December 31, 2014 from $28.6 million for the year ended December 31, 2013.  The increase was primarily due to $3.3 million of other operating department revenue from non-comparable properties.

Property Operating Expense

Property operating expense increased $71.2 million, or 12.4%, to $646.3 million for the year ended December 31, 2014 from $575.1 million for the year ended December 31, 2013. This increase includes $44.7 million in hotel operating expense attributable to non-comparable properties. The remaining increase was primarily attributable to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees at the comparable properties.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

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

Interest Expense

The components of our interest expense for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	For the year ended December 31,
	2014	2013
Mortgage indebtedness	$23,282	$44,290
Revolving credit facility and term loans	29,560	15,574
Loss on defeasance	804	—
Amortization of deferred financing costs	4,298	4,484
Capitalized interest	(1,134)	—
Total interest expense	$56,810	$64,348

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

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes.  Income tax expense increased $0.3 million to $1.1 million for the year ended December 31, 2014 from $0.9 million for the year ended December 31, 2013, primarily as a result of the recognition of deferred tax benefits related to our TRSs in 2013. The effective tax rates were 0.8% and 0.8% for the years ended December 31, 2014 and 2013, respectively.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, such as hotel transaction and pursuit costs, non-cash income tax expense or benefit, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of business. We believe that Adjusted FFO provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and FFO, is beneficial to an investor’s understanding of our operating performance.

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the year ended December 31,
	2015	2014	2013
Net income (1)	$219,812	$136,480	$114,179
Gain on sale of hotel properties	(28,398)	(353)	(2,081)
Depreciation and amortization	156,226	144,294	127,231
Gain on extinguishment of indebtedness (2)	—	—	(5,708)
Impairment loss	1,003	9,200	—
Noncontrolling interest in joint venture	(77)	(171)	(540)
Adjustments related to joint venture (3)	(170)	(186)	(484)
Adjustments related to discontinued operations (4)	—	—	199
FFO attributable to common shareholders	348,396	289,264	232,796
Non-cash income tax benefit (5)	(39,845)	—	—
Gain on foreclosure	—	—	(4,863)
Transaction and pursuit costs	3,058	4,850	4,410
Amortization of share based compensation	13,002	15,088	13,078
Loan related costs (6)	97	1,073	1,046
Other expenses (7)	—	432	157
Adjusted FFO attributable to common shareholders	$324,708	$310,707	$246,624
 _______________________________________________________________

(1)	Includes net income from discontinued operations for the year ended December 31, 2013.

(2)	Includes the gain on extinguishment of indebtedness from the SpringHill Suites Southfield, Michigan and Courtyard Goshen, Indiana.

(3)	Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(4)	Includes depreciation and amortization expense from discontinued operations.

(5)	Reflects the non-cash portion of income tax benefit (expense) related to the release of a valuation allowance.

(6)	Represents debt extinguishment costs and accelerated amortization of deferred financing costs.

(7)	Represents legal and other expenses outside the normal course of operations.

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

We further adjust EBITDA for certain additional items such as gains or losses on dispositions, hotel transaction and pursuit costs, impairment losses, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of business. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDA, is beneficial to an investor’s understanding of our operating performance.

The following is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the year ended December 31,
	2015	2014	2013
Net income (1)	$219,812	$136,480	$114,179
Depreciation and amortization	156,226	144,294	127,231
Interest expense, net (2)	54,758	56,144	64,317
Income tax (benefit) expense	(39,126)	1,145	879
Noncontrolling interest in joint venture	(77)	(171)	(540)
Adjustments related to joint venture (3)	(170)	(186)	(484)
Adjustments related to discontinued operations (4)	—	—	572
EBITDA attributable to common shareholders	391,423	337,706	306,154
Transaction and pursuit costs	3,058	4,850	4,410
Gain on sale of property	(28,398)	(353)	(2,081)
Gain on foreclosure	—	—	(4,863)
Gain on extinguishment of indebtedness (5)	—	—	(5,708)
Impairment loss	1,003	9,200	—
Amortization of share based compensation	13,002	15,088	13,078
Other expenses (6)	—	432	157
Adjusted EBITDA attributable to common shareholders	$380,088	$366,923	$311,147
_______________________________________________________________________________

(1)	Includes net income from discontinued operations for the year ended December 31, 2013.

(2)	Excludes amounts attributable to investment in loans of $1.5 million, $1.2 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)	Includes depreciation, amortization and interest expense allocated to the noncontrolling interest in joint venture.

(4)	Includes depreciation, amortization and interest expense related to discontinued operations.

(5)	Includes the gain on extinguishment of indebtedness from the SpringHill Suites Southfield, Michigan and Courtyard Goshen, Indiana.

(6)	Represents legal and other expenses outside the normal course of operations.
Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•	recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards;

•	interest expense and scheduled principal payments on outstanding indebtedness; and

•	distributions necessary to qualify for taxation as a REIT.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our unsecured $300.0 million revolving credit facility, of which $300.0 million was available at December 31, 2015, or proceeds from public offerings of common shares.

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

Sources and Uses of Cash

As of December 31, 2015, we had $134.2 million of cash and cash equivalents compared to $262.5 million at December 31, 2014.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $328.9 million for the year ended December 31, 2015. Net income of $219.8 million included significant non-cash expenses, including $156.2 million of depreciation and amortization, $13.0 million of amortization of share-based compensation, $4.2 million of amortization of deferred financing costs and $1.0 million of impairment. These amounts were partially offset by a $28.4 million gain on sale of hotel properties. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash inflow of $3.1 million.
Net cash flow provided by operating activities totaled $298.8 million for the year ended December 31, 2014. Net income of $136.5 million included significant non-cash expenses, including $144.3 million of depreciation, $15.1 million of amortization of share-based compensation, $9.2 million of impairment, $4.3 million of amortization of deferred financing costs, $1.0 million of amortization of deferred management fees, $0.8 million loss on defeasance and $0.1 million of expense related to the grant of shares to our trustees, partially offset by a $0.4 million gain on sale of property and $0.2 million of accretion of interest income on investment in loans. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels resulted in net cash outflow of $11.2 million.
Net cash flow provided by operating activities totaled $251.4 million for the year ended December 31, 2013. Net income of $114.2 million included significant non-cash expenses, including $127.4 million of depreciation, $13.1 million of amortization of share-based compensation, $4.5 million of amortization of deferred financing costs, $1.1 million of amortization of deferred management fees and $0.1 million of expense related to the grant of shares to our trustees, partially offset by a $5.7 million gain on extinguishment of indebtedness, a $4.9 million gain on foreclosure, a $2.1 million gain on sale of property and $0.5 million of accretion of interest income on investment in loans. In addition, changes in operating assets and liabilities due to the timing of cash receipts and payments from our hotels, which resulted in net cash inflow of $5.0 million.
Cash flows from Investing Activities

Net cash flow used in investing activities totaled $38.1 million for the year ended December 31, 2015 primarily due to $143.8 million used for the purchase of three hotels, $124.8 million in routine capital improvements and additions to hotels and other properties and $24.5 million related to two major redevelopment projects. These were partially offset by $246.4 million of proceeds resulting from the sale of 23 properties and the net releases from restricted cash reserves of $9.1 million.

For the two major redevelopment projects we had underway, we incurred $24.5 million of costs for the year ended December 31, 2015, and total costs of $45.4 million since the inception of the projects. Both projects were completed in the third quarter of 2015.

Net cash flow used in investing activities totaled $611.2 million for the year ended December 31, 2014 primarily due to $631.6 million used for the purchase of 15 hotels, $92.3 million in routine improvements and additions to hotels, $26.5 million related to three major redevelopment projects, and the net funding of restricted cash reserves of $0.6 million. These were partially offset by $7.2 million in purchase deposits applied against property acquisitions and $132.7 million of proceeds resulting from the sale of 18 properties.

Net cash flow used in investing activities totaled $262.1 million for the year ended December 31, 2013 primarily due to $208.2 million used for the purchase of four hotels, $0.2 million paid for additions to property and equipment and $61.1 million in routine capital improvements and additions to hotels. These were partially offset $2.7 million in purchase deposits applied against property acquisitions and the net release from restricted cash reserves of $2.4 million in conjunction with the completion of renovation projects and $2.4 million of proceeds resulting from the sale of property.

Cash flows from Financing Activities

Net cash flow used in financing activities totaled $419.1 million for the year ended December 31, 2015 primarily due to $166.6 million in payments of mortgage principal, $171.3 million in payment of distributions to shareholders and unitholders, $225.2 million paid to repurchase common shares under a share repurchase program and $12.0 million paid to repurchase common shares to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares of beneficial interest issued to such employees. This was partially offset by $150.0 million of borrowings on the term loans and $7.0 million in additional mortgage debt.

Net cash flow provided by financing activities totaled $242.6 million for the year ended December 31, 2014 primarily due to $175.0 million of aggregate proceeds from the unsecured term loans, $232.7 million from the issuance and sale of common shares of beneficial interest, $143.0 million in proceeds from mortgage loans and $292.5 million in borrowings on the revolving credit facility. This was offset by $170.7 million of mortgage loan repayments, $292.5 million of repayments on the revolving credit facility, $126.0 million in payments of distributions to shareholders and unitholders, $4.1 million paid for deferred financing costs, a $1.2 million distribution related to the joint venture noncontrolling interest and $6.1 million of shares acquired to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares of beneficial interest issued to such employees.

Net cash flow provided by financing activities totaled $227.1 million for the year ended December 31, 2013 primarily due to $450.0 million of aggregate proceeds from the unsecured term loans, $327.5 million from the issuance and sale of common beneficial interest, $150.0 million in proceeds from mortgage loans and $205.5 million in borrowings on the revolving credit facility. This was offset by $577.4 million of mortgage loan repayments, $221.5 million of repayments on the revolving credit facility, $98.1 million in payment of distributions to shareholders and unitholders, $5.0 million paid for deferred financing costs and $4.0 million of shares acquired to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares of beneficial interest issued to such employees.

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

From time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. In addition, upon acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserves. To the extent that the FF&E reserves are not available or sufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with cash and cash equivalents on hand, our revolving credit facility and/or other sources of available liquidity.

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2015, approximately $55.1 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2015 (in thousands):

Obligations and Commitments	2016	2017	2018	2019	2020	Thereafter	Total
Mortgage loans and interest (1)	$237,152	$157,312	$2,319	$2,319	$2,319	$32,484	$433,905
Borrowings under credit facilities (2)	37,490	37,490	433,206	640,550	5,139	155,449	1,309,324
Ground rent	4,708	4,711	4,713	4,716	4,718	420,588	444,154
Operating lease obligations	370	1,034	1,062	1,092	1,122	1,686	6,366
	$279,720	$200,547	$441,300	$648,677	$13,298	$610,207	$2,193,749
_______________________________________________________________________________

(1)
Amounts include principal and interest payments. Interest payments have been included in the long-term debt obligations based on the interest rate at December 31, 2015, considering the effect of interest rate swaps.

(2)
Amounts include principal and interest payments. Interest expense is calculated based on the variable rate as of December 31, 2015. It is assumed that the outstanding debt as of December 31, 2015 will be repaid upon maturity with interest-only payments until then.

Critical Accounting Policies

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. We have provided a summary of our significant accounting policies in the notes to the consolidated financial statements included elsewhere in this filing. We have set forth below those accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances.

Investment in Hotel Properties

Our acquisitions generally consist of land, land improvements, buildings, building improvements, FF&E and inventory. We may also acquire intangible assets or liabilities related to in-place leases, management agreements and franchise agreements.  We allocate the purchase price among the assets acquired and liabilities assumed based on their respective fair values. We determine the fair values by using market data and independent appraisals available to us and making numerous estimates and assumptions. Transaction costs are expensed for acquisitions that are considered business combinations and capitalized for asset acquisitions.

Our investments in hotel properties are carried at cost and are depreciated using the straight-line method over estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Intangible assets and liabilities arising from the acquisitions are amortized using the straight-line method over the non-cancelable portion of the term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements are capitalized. Interest used to finance real estate under development is capitalized as an additional cost of development. Upon the sale or disposition of a property, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in gain or loss on disposal of hotel properties. Gains or losses from dispositions that represent a strategic shift that has or will have a major effect on operations and financial results will be presented as discontinued operations.

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

We assess the carrying value whenever events or changes in circumstances indicate that the carrying amounts may not be fully recoverable.  Recoverability is measured by comparing the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and our intent with respect to holding or disposing of the properties.  If our analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, when considered necessary.

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general and our expected use of the underlying properties.  The assumptions and estimates related to the future cash flows and capitalization rates are complex and subjective.  Changes in economic and operating conditions that occur subsequent to a current impairment analysis and our ultimate use of the property could impact these assumptions and result in future impairment charges with respect to the properties.
Revenue Recognition
Our revenue consists of room revenue, food and beverage revenue and revenue from other hotel operating departments (such as telephone, parking and other guest services). These revenues are recorded net of any sales and occupancy taxes collected from guests. All rebates or discounts are recorded as a reduction to revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotels. All revenues are recorded on an accrual basis as earned. An allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable and it is recorded as bad debt expense. The allowance is calculated as a percentage of aged accounts receivable. Cash received prior to guest arrival is recorded as an advance deposit from the guest and recognized as revenue at the time of occupancy.
Income Taxes
We have elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code, as amended, commencing with the taxable year ended December 31, 2011. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain. Our current intention is to adhere to these requirements and maintain the qualification for taxation as a REIT. As a REIT, we generally are not subject to federal corporate income tax on that portion of net income that is distributed. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on undistributed taxable income.
Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. The taxable REIT subsidiaries are required to pay income taxes at the applicable rates. Our consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of the taxable REIT subsidiaries as well as state income taxes incurred.
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
Share-Based Compensation
From time to time, we may issue share-based awards under the 2015 Plan as compensation to officers, employees and non-employee trustees. The vesting of the awards issued to officers and employees is based on either continued employment (time-based) or based on the relative total shareholder returns of the Company and continued employment (performance-based), as determined by the board of trustees at the date of grant. For time-based awards, we recognize compensation expense for unvested restricted shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures. For performance-based awards, we recognize compensation expense over the requisite service period for each award, based on the fair market value of the shares on the date of grant, as determined using a Monte Carlo simulation, adjusted for forfeitures.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2015, we had approximately $1.5 billion of total variable debt outstanding (or 97.9% of total indebtedness) with a weighted average interest rate of 3.35% per annum.  After taking into consideration the effect of interest rate swaps, $131.0 million (or 8.3% of total indebtedness) was subject to variable rates. If market interest rates on our variable rate debt outstanding as of December 31, 2015 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $0.5 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2015, the following table presents principal repayments and related weighted average interest rates by contractual maturity dates (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt (1)	$605	$594	$626	$660	$691	$30,123	$33,299
Weighted average interest rate	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%
Variable rate debt	223,250	150,000	400,000	625,000	—	150,000	1,548,250
Weighted average interest rate (2)	3.72%	3.99%	3.10%	3.19%	—	3.43%	3.35%
Total	$223,855	$150,594	$400,626	$625,660	$691	$180,123	$1,581,549
_______________________________________________________________________________

(1)	Excludes $1.2 million related to a fair value adjustment of $1.3 million on mortgage debt assumed in conjunction with an acquisition, net of accumulated amortization of $0.1 million.

(2)	The weighted average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements.  As of December 31, 2015, the estimated fair value of our fixed rate debt was $34.7 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $1.9 million.
Item 8.    Financial Statements and Supplementary Data
See Index to the Financial Statements on page F-1.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, the Company's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                     Other information

None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2015, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, and is incorporated herein by reference.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
The following is a list of documents filed as a part of this report:
(1)   Financial Statements — See Index to the Financial Statements on page F-1
(2)   Financial Statement Schedules — The following financial statement schedule is included herein on pages F-36 through F-41:
Schedule III — Real Estate and Accumulated Depreciation for RLJ Lodging Trust
All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.
(3)   Exhibits — The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 61 to 63 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2016.

RLJ LODGING TRUST
By:	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr. President, Chief Executive Officer and Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. JOHNSON	Executive Chairman and Trustee	February 25, 2016
Robert L. Johnson
/s/ THOMAS J. BALTIMORE, JR.	President, Chief Executive Officer and Trustee (principal executive officer)	February 25, 2016
Thomas J. Baltimore, Jr.
/s/ LESLIE D. HALE	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 25, 2016
Leslie D. Hale
/s/ CHRISTOPHER A. GORMSEN	Chief Accounting Officer (principal accounting officer)	February 25, 2016
Christopher A. Gormsen
/s/ EVAN BAYH	Trustee	February 25, 2016
Evan Bayh
/s/ NATHANIEL A. DAVIS	Trustee	February 25, 2016
Nathaniel A. Davis
/s/ ROBERT M. LA FORGIA	Trustee	February 25, 2016
Robert M. La Forgia
/s/ GLENDA G. MCNEAL	Trustee	February 25, 2016
Glenda G. McNeal
/s/ JOSEPH RYAN	Trustee	February 25, 2016
Joseph Ryan

Exhibit Index

Exhibit Number	Description of Exhibit
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

10.11	RLJ Lodging Trust 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-203947) filed on May 7, 2015)
10.12	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on May 5, 2011)
10.13	Form of Restricted Share Agreement for Trustees (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on May 5, 2011)
10.14	Form of Non-Qualified Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on April 13, 2011)

10.15	Form of Share Units Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on April 13, 2011)
10.16
Employment Agreement, dated as of May 14, 2015, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Robert L. Johnson (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 20, 2015)

10.17
Employment Agreement, dated as of May 14, 2015, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Thomas J. Baltimore, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 20, 2015)

10.18
Amended and Restated Employment Agreement dated as of August 2, 2013 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 8, 2013)

10.19
Employment Agreement, dated as of May 14, 2015, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Ross H. Bierkan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 20, 2015)

10.20
Amended and Restated Credit Agreement, dated as of November 20, 2012, by and among the Operating Partnership, the Company, Wells Fargo Bank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, PNC Bank, National Association, as Documentation Agent, Compass Bank, an Alabama corporation, Deutsche Bank Securities Inc., and U.S. Bank National Association, as Senior Managing Agents, Royal Bank of Canada and Sumitomo Mitsui Banking Corporation, as Managing Agents, Wells Fargo Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2012)

10.21
First Amendment to Amended and Restated Credit Agreement, dated as of March 20, 2014, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 20, 2014)

10.22*
Second Amendment to Amended and Restated Credit Agreement, dated as of June 1, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto

10.23*
Third Amendment to Amended and Restated Credit Agreement, dated as of November 12, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto

10.24
Amended and Restated Guaranty, dated as of November 20, 2012, by the Company and certain subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2012)

10.25	Form of WLS Management Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on April 13, 2011)
10.26
Term Loan Agreement, dated as of November 20, 2012, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Capital One, N.A., as Documentation Agent, Raymond James, as Managing Agent, Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.27
First Amendment to Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.28*
Second Amendment to Term Loan Agreement, dated as of June 1, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto

10.29*
Third Amendment to Term Loan Agreement, dated as of November 12, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto

10.30
Additional Lender Supplement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.31
Guaranty, dated as of November 20, 2012, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.32
Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Compass Bank, an Alabama Banking Corporation, and U.S. Bank National Association, as Documentation Agents, and Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.33
Guaranty, dated as of August 27, 2013, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.34*
First Amendment to Term Loan Agreement, dated as of June 1, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto

10.35*
Second Amendment to Term Loan Agreement, dated as of November 12, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto

10.36
Additional Term Loan Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2014)

10.37
Additional Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 20, 2014)

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
_______________________________________________________________________________
 *Filed herewith

Item 8.         Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of RLJ Lodging Trust:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RLJ Lodging Trust and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 25, 2016

RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Investment in hotel properties, net	$3,674,999	$3,518,803
Cash and cash equivalents	134,192	262,458
Restricted cash reserves	55,455	63,054
Hotel and other receivables, net of allowance of $117 and $166, respectively	25,755	25,691
Deferred financing costs, net	8,096	11,421
Deferred income tax asset	49,978	7,502
Prepaid expense and other assets	31,736	42,115
Assets of hotel properties held for sale	—	197,335
Total assets	$3,980,211	$4,128,379
Liabilities and Equity
Mortgage loans	$407,755	$532,747
Term loans	1,175,000	1,025,000
Accounts payable and other liabilities	129,192	129,388
Deferred income tax liability	9,801	7,879
Advance deposits and deferred revenue	11,647	9,984
Accrued interest	4,883	2,783
Distributions payable	41,409	42,114
Total liabilities	1,779,687	1,749,895

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at December 31, 2015 and 2014, respectively.	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 124,635,675 and 131,964,706 shares issued and outstanding at December 31, 2015 and 2014, respectively.	1,246	1,319
Additional paid-in-capital	2,195,732	2,419,731
Accumulated other comprehensive loss	(16,602)	(13,644)
Retained earnings (distributions in excess of net earnings)	2,439	(46,415)
Total shareholders’ equity	2,182,815	2,360,991
Noncontrolling interest:
Noncontrolling interest in joint venture	6,177	6,295
Noncontrolling interest in Operating Partnership	11,532	11,198
Total noncontrolling interest	17,709	17,493
Total equity	2,200,524	2,378,484
Total liabilities and equity	$3,980,211	$4,128,379

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2015	2014	2013
Revenue
Operating revenue
Room revenue	$985,361	$969,402	$844,741
Food and beverage revenue	114,818	107,538	97,083
Other operating department revenue	36,161	32,257	28,556
Total revenue	$1,136,340	$1,109,197	$970,380
Expense
Operating expense
Room expense	$220,101	$213,071	$186,667
Food and beverage expense	81,117	75,468	67,945
Management and franchise fee expense	116,462	114,802	99,158
Other operating expense	239,966	243,004	221,337
Total property operating expense	657,646	646,345	575,107
Depreciation and amortization	156,226	144,294	127,231
Impairment loss	1,003	9,200	—
Property tax, insurance and other	76,682	71,443	63,627
General and administrative	37,810	41,671	35,466
Transaction and pursuit costs	3,058	4,850	4,410
Total operating expense	932,425	917,803	805,841
Operating income	203,915	191,394	164,539
Other income	1,598	807	903
Interest income	1,563	1,881	1,665
Interest expense	(54,788)	(56,810)	(64,348)
Gain on foreclosure	—	—	4,863
Income from continuing operations before income tax benefit (expense)	152,288	137,272	107,622
Income tax benefit (expense)	39,126	(1,145)	(879)
Income from continuing operations	191,414	136,127	106,743
Income from discontinued operations	—	—	7,436
Gain on disposal of hotel properties	28,398	353	—
Net income	219,812	136,480	114,179
Net income attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	(77)	(171)	(540)
Noncontrolling interest in the Operating Partnership	(1,514)	(868)	(718)
Net income attributable to common shareholders	$218,221	$135,441	$112,921

Basic per common share data:
Net income per share attributable to common shareholders before discontinued operations	$1.69	$1.06	$0.89
Discontinued operations	—	—	0.06
Net income per share attributable to common shareholders	$1.69	$1.06	$0.95
Weighted-average number of common shares	128,444,469	127,360,669	117,950,066

Diluted per common share data:
Net income per share attributable to common shareholders before discontinued operations	$1.68	$1.05	$0.88
Discontinued operations	—	—	0.06
Net income per share attributable to common shareholders	$1.68	$1.05	$0.94
Weighted-average number of common shares	128,967,754	128,293,843	118,738,626

Amounts attributable to the Company’s common shareholders:
Income from continuing operations	$190,022	$135,090	$105,539
Income from discontinued operations	—	—	7,382
Gain on disposal of hotel properties	28,199	351	—
Net income attributable to common shareholders	$218,221	$135,441	$112,921

Comprehensive income:
Net income	$219,812	$136,480	$114,179
Unrealized loss on interest rate derivatives	(2,958)	(7,703)	(5,941)
Comprehensive income	216,854	128,777	108,238
Comprehensive income attributable to the noncontrolling interest in consolidated joint venture	(77)	(171)	(540)
Comprehensive income attributable to the noncontrolling interest in the Operating Partnership	(1,514)	(868)	(718)
Comprehensive income attributable to the Company	$215,263	$127,738	$106,980

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

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Distributions in excess of net earnings)	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2014	131,964,706	$1,319	$2,419,731	$(46,415)	$(13,644)	$11,198	$6,295	$17,493	$2,378,484
Net income	—	—	—	218,221	—	1,514	77	1,591	219,812
Unrealized loss on interest rate derivatives	—	—	—	—	(2,958)	—	—	—	(2,958)
Shares acquired as part of a share repurchase program	(8,044,372)	(80)	(225,106)	—	—	—	—	—	(225,186)
Issuance of restricted stock	1,126,431	11	(11)	—	—	—	—	—	—
Amortization of share based compensation	—	—	13,002	—	—	—	—	—	13,002
Share grants to trustees	5,008	—	132	—	—	—	—	—	132
Shares acquired to satisfy statutory minimum federal and state tax obligations on vesting restricted stock	(403,722)	(4)	(12,016)	—	—	—	—	—	(12,020)
Forfeiture of restricted stock	(12,376)	—	—	—	—	—	—	—	—
Distribution to joint venture partner	—	—	—	—	—	—	(195)	(195)	(195)
Distributions on common shares and units	—	—	—	(169,367)	—	(1,180)	—	(1,180)	(170,547)
Balance at December 31, 2015	124,635,675	$1,246	$2,195,732	$2,439	$(16,602)	$11,532	$6,177	$17,709	$2,200,524

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$219,812	$136,480	$114,179
Adjustments to reconcile net income to cash flow provided by operating activities:
Gain on sale of property	(28,398)	(353)	(2,081)
Gain on extinguishment of indebtedness	—	—	(5,708)
Loss on defeasance	—	804	—
Gain on foreclosure	—	—	(4,863)
Depreciation and amortization	156,226	144,294	127,430
Amortization of deferred financing costs	4,164	4,298	4,484
Amortization of deferred management fees	784	954	1,128
Accretion of interest income on investment in loans	(389)	(248)	(513)
Impairment loss	1,003	9,200	—
Share grants to trustees	132	127	124
Amortization of share-based compensation	13,002	15,088	13,078
Deferred income taxes	(40,554)	(642)	(839)
Changes in assets and liabilities:
Hotel and other receivables, net	115	(2,122)	716
Prepaid expense and other assets	4,802	(3,513)	2,924
Accounts payable and other liabilities	(5,502)	(5,096)	(114)
Advance deposits and deferred revenue	1,617	(526)	1,030
Accrued interest	2,100	88	411
Net cash flow provided by operating activities	328,914	298,833	251,386
Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(143,769)	(631,640)	(208,195)
Proceeds from sale of property	246,405	132,669	2,369
Purchase deposits, net	—	7,246	2,664
Improvements and additions to hotel properties	(149,225)	(118,787)	(61,077)
Additions to property and equipment	(659)	(47)	(185)
Decrease (increase) in restricted cash reserves, net	9,147	(624)	2,357
Net cash flow used in investing activities	(38,101)	(611,183)	(262,067)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	292,500	205,500
Repayments under revolving credit facility	—	(292,500)	(221,500)
Borrowings on term loans	150,000	175,000	450,000
Proceeds from mortgage loans	7,000	143,000	150,000
Payments of mortgage loans principal	(166,587)	(170,722)	(577,441)
Repurchase of common shares under a share repurchase program	(225,186)	—	—
Repurchase of common shares to satisfy employee withholding requirements	(12,020)	(6,107)	(4,034)
Distributions on common shares	(170,092)	(125,143)	(97,316)
Distributions on Operating Partnership units	(1,160)	(878)	(736)
Payments of deferred financing costs	(839)	(4,120)	(4,952)
Distribution to joint venture partner	(195)	(1,182)	—
Proceeds from issuance of common shares	—	232,712	327,547
Net cash flow (used in) provided by financing activities	(419,079)	242,560	227,068
Net change in cash and cash equivalents	(128,266)	(69,790)	216,387
Cash and cash equivalents, beginning of period	262,458	332,248	115,861
Cash and cash equivalents, end of period	$134,192	$262,458	$332,248

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

Substantially all of the Company’s assets are held by, and all of its operations are conducted through RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2015, there were 125,529,675 units of limited partnership interest in the Operating Partnership (“OP units”) outstanding and the Company owned, through a combination of direct and indirect interests, 99.3% of the outstanding OP units.

As of December 31, 2015, the Company owned 126 hotel properties with approximately 20,900 rooms, located in 21 states and the District of Columbia and an interest in one mortgage loan secured by a hotel.  The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its properties, with the exception of the DoubleTree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 98.3% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in the hotel operations related to this hotel. An independent operator manages the operations of each property.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries, including joint ventures in which the Company has a majority voting interest and control. All intercompany balances have been eliminated in consolidation.
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

Revenue Recognition

The Company’s revenue consists of room revenue, food and beverage revenue and revenue from other hotel operating departments (such as telephone, parking and other guest services). These revenues are recorded net of any sales and occupancy taxes collected from guests. All rebates or discounts are recorded as a reduction in revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotels. All revenues are recorded on an accrual basis as earned. An allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the existing accounts receivable and it is recorded as bad debt expense. The allowance is calculated as a percentage of aged accounts receivable.  Cash received prior to guest arrival is recorded as an advance deposit from the guest and recognized as revenue at the time of occupancy.

Investment in Hotels and Other Properties

The Company’s acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment ("FF&E"), and inventory. The Company may also acquire intangible assets or liabilities related to in-place leases, management agreements and franchise agreements.  The Company allocates the purchase price among the assets acquired and liabilities assumed based on their respective fair values. We determine the fair values by using market data and independent appraisals available to us and making numerous estimates and assumptions. Transaction costs are expensed for acquisitions that are considered business combinations and capitalized for asset acquisitions.

The Company’s investments in hotels and other properties are carried at cost and are depreciated using the straight-line method over estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Intangible assets or liabilities arising from the acquisitions are amortized using the straight-line method over the non-cancelable portion of the term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements are capitalized. Interest used to finance real estate under development is capitalized as an additional cost of development. Upon the sale or disposition of a property, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in gain or loss on disposal of hotel properties. Gains or losses from dispositions that represent a strategic shift that has or will have a major effect on operations and financial results will be presented as discontinued operations.

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

The Company assesses the carrying value whenever events or changes in circumstances indicate that the carrying amounts may not be fully recoverable. Recoverability is measured by comparing the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and the Company’s intent with respect to holding or disposing of the properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, it recognizes an impairment charge for the amount by which the carrying value exceeds the fair value. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, when considered necessary.

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general and the Company’s expected use of the underlying properties.  The assumptions and estimates related to the future cash flows and capitalization rates are complex and subjective.  Changes in economic and operating conditions that occur subsequent to a current impairment analysis and the Company’s ultimate use of the properties could impact these assumptions and result in future impairment charges with respect to the properties.

Cash and Cash Equivalents
Cash and cash equivalents include all cash and highly liquid investments with a maturity of three months or less when purchased. The Company maintains its cash at domestic banks, which, at times, may exceed the limits of the amounts insured by the Federal Deposit Insurance Corporation.
Restricted Cash Reserves
Restricted cash reserves consists of all cash that is required to be maintained in a reserve escrow account by a management agreement, franchise agreement and/or a mortgage agreement for the replacement of furniture, fixtures and equipment and the funding of real estate taxes and insurance.
Hotel Receivables
Hotel receivables consist mainly of receivables due from hotel guests and meeting and banquet room rentals. The Company does not generally require collateral, as ongoing credit evaluations are performed and an allowance for doubtful accounts is established against any receivable that is estimated to be uncollectible.

Deferred Financing Costs
Deferred financing costs relate to costs incurred to obtain long-term financing. Deferred financing costs are recorded at cost and are amortized using the straight-line method, which approximates the effective interest method, over the respective term of the financing agreement (see Note 6) and are included as a component of interest expense. The Company expenses unamortized deferred financing costs when the associated financing agreement is refinanced or repaid before maturity, unless certain criteria are met that would allow for the carryover of such costs to the refinanced agreement. For the years ended December 31, 2015, 2014 and 2013, approximately $4.2 million, $4.3 million and $4.5 million (excluding discontinued operations), respectively, of amortization expense was recorded as a component of interest expense. Accumulated amortization at December 31, 2015 and 2014 was approximately $10.6 million and $6.8 million, respectively.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense was approximately $4.1 million, $3.7 million and $3.7 million for the years ended December 31, 2015, 2014 and 2013 (excluding discontinued operations), respectively, and is included in other operating expense.
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
Interest rate swap agreements contain a credit risk that the counterparties may be unable to fulfill the terms of the agreement. The Company has minimized that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and it does not anticipate nonperformance by these counterparties.
The estimated fair values of the derivatives have been determined by using available market information and appropriate valuation methods.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Gains and losses on derivatives determined to be effective hedges are reported in other comprehensive income (loss) and are reclassified to earnings in the period in which the earnings are affected by the underlying hedged item. The ineffective portion of all hedged items is recognized in earnings in the current period.
Noncontrolling Interests
The consolidated financial statements include all subsidiaries controlled by the Company. For the controlled subsidiaries that are not wholly-owned, the noncontrolling interests in these subsidiaries are presented separately in the consolidated financial statements. As of December 31, 2015, the Company consolidated DBT Met Hotel Venture, LP, a majority-owned partnership that has a third-party, noncontrolling 1.7% ownership interest. The third-party partnership interest is included in noncontrolling interest in joint venture on the consolidated balance sheet. Profits and losses are allocated in proportion to each party's respective ownership interest.
As of December 31, 2015, the Company consolidated the Operating Partnership, which has a third-party, noncontrolling 0.7% ownership interest. The third-party partnership interest is included in noncontrolling interest in Operating Partnership on the consolidated balance sheet. Profits and losses are allocated in proportion to each party's respective ownership interest.

Income Taxes
The Company has elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code, as amended, commencing with the taxable year ended December 31, 2011. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain. The Company's current intention is to adhere to these requirements and maintain the qualification for taxation as a REIT. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of net income that is distributed. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income and property, and to federal income and excise taxes on undistributed taxable income.
Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. The taxable REIT subsidiaries are required to pay income taxes at the applicable rates. The consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of the taxable REIT subsidiaries as well as state income taxes incurred.
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
Earnings Per Share

Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period excluding the weighted-average number of unvested restricted shares outstanding during the period.  Diluted earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period.  Potential shares consist of unvested share-based awards, calculated using the treasury stock method.  Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

Share-based Compensation

From time to time, the Company may issue share-based awards under the RLJ Lodging Trust 2015 Equity Incentive Plan (the "2015 Plan"), as compensation to officers, employees and non-employee trustees (see Note 11). The vesting of the awards issued to officers and employees is based on either continued employment (time-based) or based on the relative total shareholder returns of the Company and continued employment (performance-based), as determined by the board of trustees at the date of grant. For time-based awards, the Company recognizes compensation expense for unvested restricted shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.  For performance-based awards, the Company recognizes compensation expense over the requisite service period for each award, based on the fair market value of the shares on the date of grant, as determined using a Monte Carlo simulation, adjusted for forfeitures.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which significantly changed the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on operations and final results should be presented as discontinued operations. The guidance also provides additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance applies to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption was permitted, but only for disposals (or classifications as held for sale) that had not been reported in financial statements previously issued or available for issuance. The Company adopted the new guidance for the quarterly period ended March 31, 2014. Prior to January 1, 2014, properties disposed of were presented in discontinued operations for all periods presented.

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

3.              Investment in Hotel Properties

Investment in hotel properties as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Land and improvements	$736,709	$706,497
Buildings and improvements	3,205,704	3,005,390
Furniture, fixtures and equipment	571,118	498,126
Intangible assets	2,507	2,507
	4,516,038	4,212,520
Accumulated depreciation and amortization	(841,039)	(693,717)
Investment in hotel properties, net	$3,674,999	$3,518,803

For the years ended December 31, 2015, 2014 and 2013, the Company recognized depreciation and amortization expense related to investment in hotel properties of approximately $155.8 million, $143.9 million and $126.8 million (excluding discontinued operations), respectively.

Impairment

During the year ended December 31, 2015, the Company recorded an impairment loss of $1.0 million related to one hotel. The Company evaluated the recoverability of the hotel's carrying value given the expectation to sell the hotel before the end of its previously estimated useful life. Based on an analysis of the estimated undiscounted net cash flows, the Company concluded that the carrying value of the hotel was not recoverable. The Company estimated the fair value of the hotel using a discounted cash flow analysis. In the analysis, the Company estimated the future net cash flows from the hotel using the expected useful life and holding period, and the applicable capitalization and discount rates.

During the year ended December 31, 2014, the Company recorded an impairment loss of $9.2 million related to three hotels. The Company evaluated the recoverability of the carrying values of the hotels given the expectation to sell certain hotels before the end of their previously estimated useful lives. Based on an analysis of the estimated undiscounted net cash flows, the Company concluded that the carrying values of the three hotels were not recoverable. The Company estimated the fair value of the hotels using a widely accepted revenue multiple valuation approach with significant unobservable inputs, including revenue growth projections and prevailing market multiples, from third-party sources.

Held for Sale

In November 2014, the Company entered into a purchase and sale agreement to sell a portfolio of 20 hotel properties for an aggregate sale price of $230.3 million. At December 31, 2014, these hotel properties have been included in assets of hotel properties held for sale in the accompanying consolidated balance sheets. The transaction closed on February 23, 2015.

4.              Acquisition of Hotel Properties

During the year ended December 31, 2015, the Company acquired a 100% interest in the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hyatt Place Washington DC Downtown K Street	Washington, DC	July 15, 2015	Aimbridge Hospitality	164	$68,000
Homewood Suites Seattle Lynnwood	Lynnwood, WA	July 20, 2015	InnVentures	170	37,900
Residence Inn Palo Alto Los Altos (1)	Los Altos, CA	September 25, 2015	InnVentures	156	70,000
				490	$175,900
_______________________________________________________________________________
(1) In connection with this acquisition, the Company assumed a $33.4 million mortgage loan with a fair value at assumption of $34.7 million.

During the year ended December 31, 2014, the Company acquired a 100% interest in the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hyatt House Charlotte Center City	Charlotte, NC	March 12, 2014	Hyatt Affiliate	163	$32,496
Hyatt House Cypress Anaheim	Cypress, CA	March 12, 2014	Hyatt Affiliate	142	14,753
Hyatt House Emeryville San Francisco Bay Area	Emeryville, CA	March 12, 2014	Hyatt Affiliate	234	39,274
Hyatt House San Diego Sorrento Mesa	San Diego, CA	March 12, 2014	Hyatt Affiliate	193	35,985
Hyatt House San Jose Silicon Valley	San Jose, CA	March 12, 2014	Hyatt Affiliate	164	44,159
Hyatt House San Ramon	San Ramon, CA	March 12, 2014	Hyatt Affiliate	142	20,833
Hyatt House Santa Clara	Santa Clara, CA	March 12, 2014	Hyatt Affiliate	150	40,570
Hyatt Market Street The Woodlands	The Woodlands, TX	March 12, 2014	Hyatt Corporation	70	25,817
Hyatt Place Fremont Silicon Valley	Fremont, CA	March 12, 2014	Hyatt Affiliate	151	23,525
Hyatt Place Madison Downtown	Madison, WI	March 12, 2014	Hyatt Affiliate	151	35,088
Courtyard Portland City Center	Portland, OR	May 22, 2014	Sage Hospitality	256	67,000
Embassy Suites Irvine Orange County	Irvine, CA	May 22, 2014	Sage Hospitality	293	53,000
Hilton Cabana Miami Beach	Miami, FL	June 19, 2014	Highgate Hotels	231	71,700
Hyatt Atlanta Midtown	Atlanta, GA	July 14, 2014	Interstate Hotels and Resorts	194	49,500
DoubleTree Grand Key Resort (1)	Key West, FL	September 11, 2014	Interstate Hotels and Resorts	215	78,250
				2,749	$631,950
_______________________________________________________________________________
(1) Purchase price includes $1.3 million paid for five condominium units.

The allocation of the purchase price for the properties acquired was as follows (in thousands):

	For the year ended December 31,
	2015	2014
Land and improvements	$31,692	$164,396
Buildings and improvements	131,960	409,540
Furniture, fixtures and equipment	13,517	57,575
Intangible and other assets	—	439
Fair value adjustment on mortgage debt assumed	(1,269)	—
Total purchase price	$175,900	$631,950

See Note 15 for the detail of the other assets acquired and liabilities assumed in conjunction with the Company’s acquisitions.

For the properties acquired during the year ended December 31, 2015, total revenues and net income (loss) from the date of acquisition through December 31, 2015 are included in the accompanying consolidated statements of operations as follows (in thousands):

For the year ended December 31,
2015
Total revenue	$10,053
Net loss	$(1,477)

For the properties acquired during the year ended December 31, 2014, total revenues and net income from the date of acquisition through December 31, 2014 are included in the accompanying consolidated statements of operations as follows (in thousands):

For the year ended December 31,
2014
Total revenue	$106,306
Net income	$18,773

The following unaudited condensed pro forma financial information presents the results of operations as if the 2015 acquisitions had taken place on January 1, 2014 and the 2014 acquisitions had taken place on January 1, 2013.  The unaudited condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2015 and 2014 acquisitions had taken place on January 1, 2014 and 2013, respectively, nor is it indicative of the results of operations for future periods.  The unaudited condensed pro forma financial information is as follows (in thousands, except share and per share data):

	For the year ended December 31,
	2015	2014
	(unaudited)
Total revenue	$1,149,453	$1,165,303
Net income attributable to common shareholders	$222,498	$146,755
Net income per share attributable to common shareholders - basic	$1.72	$1.14
Net income per share attributable to common shareholders - diluted	$1.71	$1.14
Weighted average number of shares outstanding - basic	128,444,469	127,360,669
Weighted average number of shares outstanding - diluted	128,967,754	128,293,843

5.              Disposal of Hotel Properties

During the year ended December 31, 2015, the Company sold 23 hotel properties in four separate transactions for a total sale price of approximately $252.5 million. In conjunction with these transactions, the Company recorded a $28.4 million gain on disposal, which is included in the accompanying consolidated statement of operations.

The following table provides a list of properties that were sold during the year ended December 31, 2015:

Property Name	Location	Disposal Date	Rooms
Courtyard Chicago Schaumburg	Schaumburg, IL	February 23, 2015	162
Courtyard Detroit Pontiac Bloomfield	Pontiac, MI	February 23, 2015	110
Courtyard Grand Junction	Grand Junction, CO	February 23, 2015	136
Courtyard Mesquite	Mesquite, TX	February 23, 2015	101
Courtyard San Antonio Airport Northstar	San Antonio, TX	February 23, 2015	78
Courtyard Tampa Brandon	Tampa, FL	February 23, 2015	90
Fairfield Inn & Suites Merrillville	Merrillville, IN	February 23, 2015	112
Fairfield Inn & Suites San Antonio Airport	San Antonio, TX	February 23, 2015	120
Fairfield Inn & Suites Tampa Brandon	Tampa, FL	February 23, 2015	107
Hampton Inn Merrillville	Merrillville, IN	February 23, 2015	64
Holiday Inn Grand Rapids Airport	Kentwood, MI	February 23, 2015	148
Homewood Suites Tampa Brandon	Tampa, FL	February 23, 2015	126
Marriott Auburn Hills Pontiac at Centerpoint	Pontiac, MI	February 23, 2015	290
Residence Inn Austin Round Rock	Round Rock, TX	February 23, 2015	96
Residence Inn Chicago Schaumburg	Schaumburg, IL	February 23, 2015	125
Residence Inn Detroit Pontiac Auburn Hills	Pontiac, MI	February 23, 2015	114
Residence Inn Grand Junction	Grand Junction, CO	February 23, 2015	104
Residence Inn Indianapolis Carmel	Carmel, IN	February 23, 2015	120
Springhill Suites Chicago Schaumburg	Schaumburg, IL	February 23, 2015	132
Springhill Suites Indianapolis Carmel	Carmel, IN	February 23, 2015	126
Fairfield Inn & Suites Valparaiso	Valparaiso, IN	May 22, 2015	63
Residence Inn South Bend	South Bend, IN	July 7, 2015	80
Embassy Suites Columbus	Columbus, OH	October 14, 2015	221
		Total	2,825

During the year ended December 31, 2014, the Company sold 18 hotel properties in eight separate transactions for a total sale price of approximately $137.8 million. In conjunction with these transactions, the Company recorded a $0.4 million gain on disposal, which is included in the accompanying consolidated statement of operations. Additionally, the Company completed a legal defeasance of the mortgage indebtedness secured by three of the properties that were sold. The cost of the defeasance was approximately $0.8 million, which is included in interest expense in the accompanying consolidated statement of operations.

The following table provides a list of properties that were sold during the year ended December 31, 2014:

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

The operating results of the discontinued operations were as follows (in thousands):

For the year ended December 31,
2013
Operating revenue	$2,950
Operating expense	(2,930)
Operating income	20
Interest expense	(373)
Loss from discontinued operations before gain on sale	(353)
Gain on sale of property	2,081
Gain on extinguishment of indebtedness	5,708
Net income from discontinued operations	$7,436

6.              Debt

Credit Facilities

The Company has the following unsecured credit agreements in place:

•	$300.0 million revolving credit facility with a scheduled maturity date of November 20, 2016 with a one-year extension option if certain conditions are satisfied (the "Revolver");

•	$400.0 million term loan with a scheduled maturity date of August 27, 2018 (the "2013 Five-Year Term Loan");

•	$400.0 million term loan with a scheduled maturity date of March 20, 2019 (which was originally scheduled to mature in 2017) (the "2012 Five-Year Term Loan");

•	$225.0 million term loan with a scheduled maturity date of November 20, 2019 (the "2012 Seven-Year Term Loan"); and

•	$150.0 million term loan with a scheduled maturity date of January 22, 2022 (the "2014 Seven-Year Term Loan").

The 2012 Five-Year Term Loan, the 2012 Seven-Year Term Loan, the 2013 Five-Year Term Loan and the 2014 Seven-Year Term loan are collectively the "Term Loans". The credit agreements for these term loans require that a group of no less than 20 of the Company’s hotel properties remain unencumbered by outstanding indebtedness.  The credit agreements contain certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of December 31, 2015, the Company was in compliance with all financial covenants.

Borrowings under the Revolver and Term Loans bear interest at variable rates equal to the London InterBank Offered Rate (“LIBOR”) plus an applicable margin.  The margin ranges from 1.55% to 3.00%, depending on the Company’s leverage ratio, as calculated under the terms of each facility.  The Company incurs an unused facility fee on the Revolver of between 0.25% and 0.35%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of outstanding borrowings.

Under the terms of the credit agreement for the Revolver, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the Revolver.  The Company will incur a fee of 0.125% of the value of each standby letter of credit that is issued on its behalf.  Any outstanding standby letters of credit reduce the available borrowings on the Revolver by a corresponding amount.  No standby letters of credit were outstanding at December 31, 2015. The Company also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans reduce the available borrowings under the Revolver by a corresponding amount.  No swingline loans were outstanding at December 31, 2015.

 As of December 31, 2015 and 2014, the details of the credit facilities were as follows (in thousands):

			Outstanding Borrowings at
	Interest Rate at December 31, 2015 (1)	Maturity Date	December 31, 2015	December 31, 2014
Revolver (2)	2.18%	November 2016	$—	$—
2013 Five-Year Term Loan	3.10%	August 2018	400,000	400,000
2012 Five-Year Term Loan	2.72%	March 2019	400,000	400,000
2012 Seven-Year Term Loan	4.04%	November 2019	225,000	225,000
2014 Seven-Year Term Loan	3.43%	January 2022	150,000	—
Total			$1,175,000	$1,025,000
_______________________________________________________________________________

(1)	Interest rate at December 31, 2015 gives effect to interest rate hedges.

(2)	At December 31, 2015 there was $300.0 million of borrowing capacity on the Revolver.

Mortgage Loans

As of December 31, 2015 and 2014, the Company was subject to the following mortgage loans (in thousands):

						Principal balance at
Lender	Number of Assets Encumbered	Interest Rate at December 31, 2015 (1)		Maturity Date		December 31, 2015	December 31, 2014
PNC Bank (2)	5	2.78%	(3)	May 2016	(4)	$74,000	$74,000
Wells Fargo (5)	4	4.19%		September 2016	(6)	149,250	150,000
Wells Fargo	4	3.99%	(3)	October 2017	(6)	150,000	143,000
Wells Fargo (7)	1	5.25%		June 2022		34,505	—
Capmark Financial Group				May 2015		—	10,513
Capmark Financial Group				June 2015		—	4,561
Barclays Bank				June 2015		—	107,544
Barclays Bank				June 2015		—	26,775
Capmark Financial Group				July 2015		—	6,214
Barclays Bank				September 2015		—	10,140
	14					$407,755	$532,747
_______________________________________________________________________________

(1)	Interest rate at December 31, 2015 gives effect to interest rate hedges.

(2)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(3)	Requires payments of interest only until the commencement of the extension period(s).

(4)	Maturity date may be extended for one one-year term at the Company’s option, subject to certain lender requirements.

(5)	Two of the four hotels encumbered by the Wells Fargo loans are cross-collateralized.

(6)	Maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

(7)
Includes $1.2 million at December 31, 2015 related to a fair value adjustment of $1.3 million on mortgage debt assumed in conjunction with an acquisition, net of accumulated amortization of $0.1 million.

Certain mortgage agreements are subject to customary financial covenants.  The Company was in compliance with these financial covenants at December 31, 2015 and 2014.

Interest Expense

 For the years ended December 31, 2015, 2014 and 2013, the components of our interest expense were as follows (in thousands):

	For the year ended December 31,
	2015	2014	2013
Mortgage indebtedness	$16,500	$23,282	$44,290
Revolving credit facility and term loans	35,898	29,560	15,574
Loss on defeasance	—	804	—
Amortization of deferred financing costs	4,164	4,298	4,484
Capitalized interest	(1,774)	(1,134)	—
Total interest expense	$54,788	$56,810	$64,348

Future Minimum Principal Payments

As of December 31, 2015, the future minimum principal payments on debt were as follows (in thousands):

2016	$223,855
2017	150,594
2018	400,626
2019	625,660
2020	691
Thereafter	180,123
Total (1)	$1,581,549
_______________________________________________________________________________

(1)	Excludes $1.2 million related to a fair value adjustment of $1.3 million on mortgage debt assumed in conjunction with an acquisition, net of accumulated amortization of $0.1 million.

7.              Derivatives and Hedging

As of December 31, 2015 and December 31, 2014, the Company had entered into the following interest rate swaps (in thousands):

	Notional value at				Fair value at
Hedge type	December 31, 2015	December 31, 2014	Interest rate	Maturity	December 31, 2015	December 31, 2014
Swap-cash flow	$275,000	$275,000	1.12%	November 2017	$(1,014)	$(232)
Swap-cash flow	175,000	175,000	1.56%	March 2018	(2,190)	(2,182)
Swap-cash flow	175,000	175,000	1.64%	March 2018	(2,478)	(2,596)
Swap-cash flow	16,418	16,500	1.83%	September 2018	(312)	(315)
Swap-cash flow	16,418	16,500	1.75%	September 2018	(279)	(270)
Swap-cash flow	40,298	40,500	1.83%	September 2018	(765)	(772)
Swap-cash flow	41,292	41,500	1.75%	September 2018	(701)	(678)
Swap-cash flow	17,910	18,000	1.83%	September 2018	(340)	(343)
Swap-cash flow	16,915	17,000	1.75%	September 2018	(287)	(278)
Swap-cash flow	125,000	125,000	2.02%	March 2019	(3,186)	(3,073)
Swap-cash flow	100,000	100,000	1.94%	March 2019	(2,308)	(2,145)
Swap-cash flow	125,000	—	1.27%	March 2019	(115)	—
Swap-cash flow (1)	100,000	—	1.96%	March 2019	(321)	—
Swap-cash flow (1)	50,000	—	1.85%	March 2019	(87)	—
Swap-cash flow (1)	50,000	—	1.81%	March 2019	(62)	—
Swap-cash flow (1)	25,000	—	1.74%	March 2019	(9)	—
Swap-cash flow (2)	33,000	—	1.80%	September 2020	98	—
Swap-cash flow (2)	82,000	—	1.80%	September 2020	245	—
Swap-cash flow (2)	35,000	—	1.80%	September 2020	104	—
Swap-cash flow	143,000	143,000	1.81%	October 2020	(2,196)	(760)
Swap-cash flow	50,000	—	1.61%	June 2021	(97)	—
Swap-cash flow	50,000	—	1.56%	June 2021	59	—
Swap-cash flow	50,000	—	1.71%	June 2021	(361)	—
	$1,792,251	$1,143,000			$(16,602)	$(13,644)
 _______________________________________________________________________________

(1)	Effective between the maturity of the existing swap in November 2017 and the maturity of the debt in March 2019.

(2)	Effective between the maturity of the existing swaps in September 2018 and the maturity of the debt in September 2020.

As of December 31, 2015 and 2014, the aggregate fair value of the interest rate swap liabilities of $17.1 million and $13.6 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets. At December 31, 2015, the aggregate fair value of the interest rate swap assets of $0.5 million was included in prepaid expense and other assets in the accompanying consolidated balance sheets.

As of December 31, 2015 and 2014, there was approximately $16.6 million and $13.6 million, respectively, in unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on designated hedges during the years ended December 31, 2015 and 2014. For the years ended December 31, 2015 and 2014, approximately $18.2 million and $12.4 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense. Approximately $14.0 million of the net unrealized losses included in accumulated other comprehensive loss at December 31, 2015 is expected to be reclassified into interest expense within the next 12 months.

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

Fair Value of Financial Instruments

The Company used the following market assumptions and/or estimation methods:

•
Cash and cash equivalents, restricted cash reserves, hotel and other receivables, accounts payable and other liabilities - The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value because of their short term maturities.

•
Variable rate mortgage loans and borrowings under the Revolver and Term Loans - The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value as they bear interest at market rates.  The Company determined that its variable rate mortgage loans and borrowings under the Revolver and Term Loans are classified in Level 3 of the fair value hierarchy.

•
Fixed rate mortgage loans - The fair value estimated at December 31, 2015 and 2014 of $34.7 million and $171.1 million, respectively, is calculated based on the net present value of the payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan-to-value ratios. As a result, the Company determined that its fixed rate mortgage loans in their entirety are classified in Level 3 of the fair value hierarchy.  The carrying value of the fixed rate mortgage loans at December 31, 2015 and 2014 was $34.5 million and $165.7 million, respectively.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$506	$—	$506
Interest rate swap liability	$—	$(17,108)	$—	$(17,108)
Total	$—	$(16,602)	$—	$(16,602)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Interest rate swap liability	$—	$(13,644)	$—	$(13,644)
Total	$—	$(13,644)	$—	$(13,644)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

9.       Commitments and Contingencies

Ground Leases

As of December 31, 2015, nine of our hotels were subject to ground lease agreements that cover the land underlying the respective hotels. The total ground rent expense was $5.5 million, $5.3 million and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Residence Inn Chicago Oak Brook is subject to a ground lease with an initial term that expires on March 6, 2100. After the initial term, we may extend the ground lease for an additional renewal term of 99 years. The ground rent expense was de minimis for each of the years ended December 31, 2015, 2014 and 2013, respectively.

The Marriott Louisville Downtown is subject to a ground lease with an initial term extending out to 2053. The ground lease may be extended for up to four additional twenty-five year terms at the Company's option. The ground rent expense was de minimis for each of the years ended December 31, 2015, 2014 and 2013, respectively.

The Courtyard Austin Downtown Convention Center and Residence Inn Austin Downtown Convention Center are subject to a ground lease with a term extending to 2100. The ground rent expense was $1.0 million, $0.8 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Hilton Garden Inn Bloomington is subject to a ground lease with an initial term expiring in 2053. The ground lease automatically extends for up to five additional ten-year terms unless certain conditions are met. The ground rent expense was de minimis for each of the years ended December 31, 2015, 2014 and 2013, respectively.

The Hilton Garden Inn Bloomington is also subject to an agreement to lease parking spaces with an initial term expiring in 2033. The agreement to lease parking spaces may be extended if certain events occur. The ground rent expense was de minimis for each of the years ended December 31, 2015, 2014 and 2013, respectively.

The Hampton Inn Garden City is subject to a ground lease with an initial term extending to 2016. The lease will revert to a fee simple ownership at the end of the ground lease. The ground rent expense was de minimis for each of the years ended December 31, 2015, 2014 and 2013, respectively.

A portion of the site of the Courtyard Charleston Historic District is subject to a ground lease with a term extending to 2096. The ground rent expense was $1.0 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

The Courtyard Waikiki Beach is subject to a ground lease with a term extending to 2112.  The ground rent expense was $3.4 million, $3.4 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

A portion of the site of the Residence Inn Palo Alto Los Altos is subject to a ground lease with a term extending to 2033. The ground rent expense was de minimis for the year ended December 31, 2015. There was no ground rent expense in 2014 and 2013 as this property was acquired in September of 2015.

As of December 31, 2015, the future minimum ground lease payments were as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Future minimum ground lease payments	$4,708	$4,711	$4,713	$4,716	$4,718	$420,588	$444,154

 Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of December 31, 2015 and December 31, 2014, approximately $55.5 million and $63.1 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Neither the Company nor any of its subsidiaries are currently involved in any regulatory or legal proceedings that management believes will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

Management Agreements
As of December 31, 2015, 126 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years, with 15 different management companies as noted in the table below. This number includes five and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively.

Management Company	Number of Hotels
Aimbridge Hospitality	3
Concord Hospitality Enterprises Company	1
Crestline Hotels and Resorts	1
Davidson Hotels and Resorts	1
Embassy Suites Management	3
HEI Hotels and Resorts	1
Highgate Hotels	6
Hyatt Corporation and affiliates	10
Interstate Hotels and Resorts	11
InnVentures	3
K Partners Hospitality Group	1
Marriott Hotel Services	5
Sage Hospitality	4
Urgo Hotels	4
WLS	72
126

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
For the years ended December 31, 2015, 2014 and 2013, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $44.1 million, $43.2 million and $35.0 million, respectively, (excluding discontinued operations).

Franchise Agreements
As of December 31, 2015, 111 of the Company's hotel properties are operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes five and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively. Franchise agreements allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee generally between 1.0% and 3.0% of food and beverage revenues. Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations.

For the years ended December 31, 2015, 2014 and 2013, the Company incurred franchise fee expense of approximately $72.3 million, $71.6 million and $64.2 million, respectively (excluding discontinued operations).

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
On March 25, 2013, the Company issued and sold 15,870,000 common shares of beneficial interest at a price per share of $21.60, for total gross proceeds of $342.8 million. The Company received aggregate net proceeds of approximately $327.5 million. The Company used the net proceeds from the offering to repay amounts outstanding on its unsecured revolving credit facility, to repay mortgage indebtedness and for general corporate purposes.
 On May 22, 2014, the Company issued and sold 9,200,000 common shares of beneficial interest at a price per share of $26.45, for total gross proceeds of $243.3 million. The Company received aggregate net proceeds of approximately $232.7 million.

On May 1, 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $200.0 million of the Company's common shares through April 30, 2016. On October 30, 2015, the Company's board of trustees extended the duration of the share repurchase program to December 31, 2016 and increased the amount by $200.0 million to a total of $400.0 million. Between May 1, 2015 and December 31, 2015, the Company repurchased and retired 8,044,372 of its common shares for approximately $225.2 million.
Preferred Shares of Beneficial Interest
Under the original declaration of trust of the Company, the total number of shares initially authorized for issuance was 10,000 preferred shares. On May 5, 2011, the declaration of trust was amended to authorize the issuance of up to 50,000,000 preferred shares. As of both December 31, 2015 and 2014, respectively, there were no preferred shares of beneficial interest outstanding.
Noncontrolling Interest in Joint Venture
As of December 31, 2015, the Company consolidated DBT Met Hotel Venture, LP, a majority-owned limited partnership that has a third-party partner that owns a noncontrolling 1.7% ownership interest. The third-party partnership interest is included in noncontrolling interest in joint venture on the consolidated balance sheets.
Noncontrolling Interest in Operating Partnership
The Company consolidates its Operating Partnership, a majority-owned limited partnership that has a noncontrolling ownership interest and is included in noncontrolling interest in Operating Partnership on the consolidated balance sheets. As of December 31, 2015, the Operating Partnership had 125,529,675 OP units outstanding, of which 99.3% were owned by the Company and its subsidiaries and 0.7% were owned by other limited partners.
The outstanding OP units held by limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company.
11.       Equity Incentive Plan

On May 1, 2015, the Company’s shareholders approved the RLJ Lodging Trust 2015 Equity Incentive Plan (the "2015 Plan"), which constitutes an amendment and restatement of the RLJ Lodging Trust 2011 Equity Incentive Plan (the "2011 Plan"), including an increase in the total number of available shares under the 2015 Plan by 2,500,000 shares and changes to certain other terms of the 2011 Plan. The Company may issue equity-based awards to officers, employees, non-employee trustees and other eligible persons under the 2015 Plan. The 2015 Plan provides for a maximum of 7,500,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, unrestricted share awards, share units, dividend equivalent rights, long-term incentive units, other equity-based awards and cash bonus awards.

Share Awards

From time to time, the Company may award unvested restricted shares under the 2015 Plan, as compensation to officers, employees and non-employee trustees. The shares issued to officers and employees vest over a period of time as determined by the board of trustees at the date of grant. The Company recognizes compensation expense for the time-based unvested restricted shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.

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

A summary of the unvested shares as of December 31, 2015, 2014 and 2013 is as follows:

	2015		2014		2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1,	731,459	$21.21	932,800	$18.99	1,013,673	$17.80
Granted (1)	292,505	32.10	348,234	24.46	383,187	21.25
Vested (1)	(470,703)	21.52	(537,988)	19.44	(458,808)	18.24
Forfeited	(12,376)	25.65	(11,587)	22.89	(5,252)	20.07
Unvested at December 31,	540,885	$26.73	731,459	$21.21	932,800	$18.99
_______________________________________________________________________________

(1)
For the years ended December 31, 2015, 2014 and 2013, respectively, 5,008, 4,347 and 5,357 unrestricted shares were issued in lieu of cash compensation to non-employee trustees at a weighted average grant date fair value of $26.43, $29.31 and $23.20, respectively.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $9.6 million, $10.6 million and $8.6 million, respectively, of share-based compensation expense related to the restricted share awards.  As of December 31, 2015, there was $13.5 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.4 years. The total fair value of the shares vested (calculated as number of shares multiplied by the vesting date share price) during the years ended December 31, 2015, 2014 and 2013 was approximately $14.0 million, $15.5 million and $10.5 million, respectively.

Performance Units

In July 2012, the Company awarded performance units to certain employees.  The performance units vested over a four-year period, including three years of performance-based vesting (the "measurement period") plus an additional one year of time-based vesting. In July 2015, following the end of the measurement period, the Company issued 838,934 restricted shares upon conversion of the performance units. Half of the restricted shares vested immediately with the remaining half vesting in July 2016. As of December 31, 2015, there were 419,467 unvested restricted shares related to the conversion of the performance units.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized $3.4 million, $4.5 million and $4.5 million, respectively, of share-based compensation expense related to the performance unit awards.  As of December 31, 2015, there was $1.1 million of total unrecognized compensation cost related to the performance unit awards. The total fair value of the vested restricted shares related to the conversion of the performance units (calculated as the number of restricted shares issued multiplied by the vesting date share price) during the year ended December 31, 2015 was approximately $12.6 million.

As of December 31, 2015, there were 4,122,417 common shares available for future grant under the 2015 Plan.

12.       Earnings per Common Share

Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period excluding the weighted average number of unvested restricted shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period. The potential shares consist of the unvested restricted share grants and unvested performance units, calculated using the treasury stock method. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating shares and are considered in the computation of earnings per share pursuant to the two-class method. If there were any undistributed earnings allocable to participating shares, they would be deducted from net income attributable to common shareholders used in the basic and diluted earnings per share calculations.

For the years ended December 31, 2015 and 2013, approximately $0.4 million and $0.1 million, respectively, represented the undistributed earnings that were allocable to participating shares.  For the year ended December 31, 2014, no earnings represented the undistributed earnings that were allocated to participating shares because the Company paid dividends in excess of net income.

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the years ended December 31, 2015, 2014 and 2013, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the year ended December 31,
	2015	2014	2013
Numerator:
Income from continuing operations attributable to common shareholders, including gain on disposal of hotel properties	$218,221	$135,441	$105,539
Add: Income from discontinued operations	—	—	7,382
Net income attributable to common shareholders	218,221	135,441	112,921
Less: Dividends paid on unvested restricted shares	(1,180)	(951)	(936)
Less: Undistributed earnings attributable to unvested restricted shares	(378)	—	(61)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$216,663	$134,490	$111,924

Denominator:
Weighted-average number of common shares - basic	128,444,469	127,360,669	117,950,066
Unvested restricted shares	523,285	316,020	251,217
Unvested performance units	—	617,154	537,343
Weighted-average number of common shares - diluted	128,967,754	128,293,843	118,738,626

Basic per common share data:
Net income per share attributable to common shareholders before discontinued operations - basic	$1.69	$1.06	$0.89
Discontinued operations	—	—	0.06
Net income per share attributable to common shareholders - basic	$1.69	$1.06	$0.95

Diluted per common share data:
Net income per share attributable to common shareholders before discontinued operations - diluted	$1.68	$1.05	$0.88
Discontinued operations	—	—	0.06
Net income per share attributable to common shareholders - diluted	$1.68	$1.05	$0.94

13. Income Taxes
For federal income tax purposes, the cash distributions paid for the years ended December 31, 2015 and 2014 are characterized as follows:

	For the Years Ended December 31,
	2015	2014
Common distributions:
Ordinary income	100.0%	100.0%
Return of capital	—	—
Capital gains	—	—
	100.0%	100.0%
The components of the income tax provision from continuing operations are as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Current:
Federal	$(287)	$(244)	$(323)
State	(1,145)	(1,543)	(1,439)
Deferred:
Federal	36,359	572	830
State	4,199	70	53
Total net tax benefit (expense)	$39,126	$(1,145)	$(879)
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations for the years ended December 31, 2015, 2014 and 2013 as a result of the following differences (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Expected federal tax expense at statutory rate	$(63,240)	$(47,906)	$(40,271)
Tax impact of REIT election	62,391	45,842	37,230
Expected tax expense at TRS	(849)	(2,064)	(3,041)
Change in valuation allowance	41,147	2,203	3,612
State income tax expense, net of federal	(1,111)	(1,273)	(1,345)
Impact of rate change	46	42	(94)
Other permanent items	(416)	(418)	(443)
Impact of acquired tax attributes	—	(5)	361
Impact of provision to return	309	370	71
Income tax benefit (expense)	$39,126	$(1,145)	$(879)

Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following (in thousands):

	December 31,
	2015	2014
Deferred tax liabilities:
Property and equipment	$(7,660)	$(5,354)
Prepaid expenses	(1,780)	(2,362)
Other - deferred tax liabilities	(361)	(163)
Deferred tax liabilities	$(9,801)	$(7,879)

Deferred tax assets:
Property and equipment	$793	$—
Deferred revenue - key money	2,668	1,429
Incentive and vacation accrual	1,769	2,627
Allowance for doubtful accounts	46	65
Other - deferred tax assets	689	191
Other carryforwards	204	158
Net operating loss carryforwards	53,985	54,355
Valuation allowance	(10,176)	(51,323)
Deferred tax assets	$49,978	$7,502
The Company records a valuation allowance to reduce its deferred tax assets to the amount that is most likely to be utilized in future periods to offset taxable income. As of December 31, 2014, the Company had a valuation allowance of approximately $51.3 million related to net operating loss (“NOL”) carryforwards and other deferred tax assets of its TRSs. Based upon the available evidence at December 31, 2015, the Company determined it was most likely that the deferred tax assets related to the NOL carryforwards of its primary TRS would be utilized in future periods. As a result, the Company released the valuation allowance against these deferred tax assets and recorded a deferred tax benefit of $39.9 million for the year ended December 31, 2015. The Company considered all available evidence, both positive and negative, including cumulative income in recent years and its current forecast of future income in its analysis. While the Company believes its forecast of future income is reasonable, it is inherently uncertain. If the Company’s projections of future income are lower than expected, the Company may need to reestablish the valuation allowance. As of December 31, 2015, the Company had a remaining valuation allowance of approximately $10.2 million related to the NOL carryforwards of another TRS entity which the Company believed was not likely to be utilized in future periods.
The Company’s NOLs will begin to expire in 2028 for federal tax purposes and during the period from 2018 to 2028 for state tax purposes. Additionally, the annual utilization of these NOLs is limited pursuant to Section 382 of the Code.
The net current and non-current components of deferred income taxes included in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2015	2014
Current net deferred tax assets	$2,461	$616
Current net deferred tax liabilities	(2,141)	(2,524)
Non-current net deferred tax assets	47,517	6,886
Non-current net deferred tax liabilities	(7,660)	(5,355)
Net deferred tax asset (liability)	$40,177	$(377)
The Company had no accruals for tax uncertainties as of December 31, 2015 and 2014.

14. Segment Information
The Company separately evaluates the performance of each of its hotels. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single operating segment.
15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2015	2014	2013
Interest paid, net of capitalized interest	$48,524	$52,424	$59,826

Income taxes paid	$1,012	$2,111	$1,420

Supplemental investing and financing transactions:
In conjunction with the acquisitions, the Company recorded the following:
Purchase of real estate	$177,169	$631,950	$228,573
Restricted cash reserves	1,548	—	—
Accounts receivable	179	807	740
Other assets	120	1,671	957
Mortgage debt assumed	(33,389)	—	—
Fair value adjustment on mortgage debt assumed	(1,269)	—	—
Advance deposits	(46)	(659)	(313)
Accounts payable and other liabilities	(543)	(2,129)	(12,168)
Receipt of assets in full satisfaction	—	—	(4,731)
Gain on foreclosure	—	—	(4,863)
Acquisition of hotel properties	$143,769	$631,640	$208,195

In conjunction with the dispositions, the Company recorded the following:
Disposal of hotel properties	$252,500	$137,829	$2,500
Disposition costs	(9,055)	(3,634)	(140)
Operating prorations	2,960	(1,526)	9
Proceeds from the disposal of hotel properties, net	$246,405	$132,669	$2,369

Supplemental non-cash transactions:
Change in fair market value of designated interest rate swaps	$(2,958)	$(7,703)	$(5,941)

Accrued capital expenditures	$11,383	$9,641	$10,610

Distributions payable	$41,409	$42,114	$30,870

16.       Subsequent Events

On February 22, 2016, the Company sold the 62-room Holiday Inn Express Merrillville in Merrillville, IN for $2.9 million.

17. Quarterly Operating Results (unaudited)
The Company's unaudited condensed consolidated quarterly operating data for the years ended December 31, 2015 and 2014 follows (in thousands, except share and per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for the hotel properties are not indicative of results to be achieved in succeeding years or quarters. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareholders' equity and cash flows for a period of several years.

	Year ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$270,405	$301,252	$289,420	$275,263
Net income	$48,102	$56,410	$40,933	$74,367
Net income attributable to common shareholders	$47,850	$55,991	$40,594	$73,786
Comprehensive income	$38,447	$61,910	$25,428	$89,478
Basic per share data:
Net income attributable to common shareholders	$0.36	$0.43	$0.32	$0.58
Diluted per share data:
Net income attributable to common shareholders	$0.36	$0.42	$0.31	$0.59
Basic weighted average common shares outstanding	131,272,611	130,670,629	127,663,480	124,256,834
Diluted weighted average common shares outstanding	132,286,542	131,618,693	128,143,154	124,679,650

	Year ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$236,373	$295,047	$297,666	$280,111
Net income	$11,985	$53,361	$37,064	$34,070
Net income attributable to common shareholders	$11,932	$52,904	$36,760	$33,845
Comprehensive income	$10,571	$45,991	$42,327	$28,849
Basic per share data:
Net income attributable to common shareholders	$0.10	$0.42	$0.28	$0.26
Diluted per share data:
Net income attributable to common shareholders	$0.10	$0.42	$0.28	$0.25
Basic weighted average common shares outstanding	121,740,962	125,260,607	131,106,440	131,189,673
Diluted weighted average common shares outstanding	122,867,755	126,475,051	132,386,843	132,186,832

RLJ Lodging Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015
(amounts in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2015
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Marriott Austin South	$—	$2,253	$16,522	$1,454	$2,253	$17,976	$20,229	$4,209	2006	15 - 40 years
Marriott Denver South @ Park Meadows	—	5,385	39,488	3,047	5,385	42,535	47,920	9,849	2006	15 - 40 years
Marriott Louisville Downtown	80,000	—	89,541	3,656	—	93,197	93,197	21,761	2006	15 - 40 years
Marriott Chicago Midway	—	4,464	32,736	1,914	4,474	34,640	39,114	8,225	2006	15 - 40 years
Renaissance Boulder Flatiron Hotel	—	4,440	32,557	2,052	4,586	34,463	39,049	8,007	2006	15 - 40 years
Renaissance Fort Lauderdale Plantation Hotel	—	4,842	35,517	1,863	4,842	37,380	42,222	8,719	2006	15 - 40 years
Courtyard Austin Northwest Arboretum	—	1,443	10,585	2,900	1,446	13,482	14,928	2,837	2006	15 - 40 years
Courtyard Austin South	—	1,530	11,222	1,348	1,533	12,567	14,100	2,957	2006	15 - 40 years
Courtyard Chicago Downtown Magnificent Mile	—	8,140	59,696	2,628	8,140	62,324	70,464	14,552	2006	15 - 40 years
Courtyard Denver West Golden	—	1,325	9,716	1,294	1,325	11,010	12,335	2,537	2006	15 - 40 years
Courtyard Chicago Southeast Hammond	—	1,038	7,616	1,269	1,042	8,881	9,923	2,084	2006	15 - 40 years
Courtyard Indianapolis @ The Capitol	—	2,482	18,207	1,240	2,482	19,447	21,929	4,506	2006	15 - 40 years
Courtyard Boulder Longmont	—	1,192	8,745	909	1,192	9,654	10,846	2,265	2006	15 - 40 years
Courtyard Boulder Louisville	—	1,640	12,025	1,443	1,642	13,466	15,108	3,146	2006	15 - 40 years
Courtyard Louisville Northeast	—	1,374	10,079	767	1,376	10,844	12,220	2,584	2006	15 - 40 years
Courtyard Midway Airport	—	2,172	15,927	2,333	2,175	18,257	20,432	4,804	2006	15 - 40 years
Courtyard South Bend Mishawaka	—	640	4,699	1,239	642	5,936	6,578	1,534	2006	15 - 40 years
Courtyard Salt Lake City Airport	—	2,333	17,110	1,397	2,333	18,507	20,840	4,219	2006	15 - 40 years
Courtyard Houston Sugarland	—	1,217	8,931	1,108	1,217	10,039	11,256	2,262	2006	15 - 40 years
Courtyard Fort Lauderdale SW Miramar	—	1,619	11,872	1,143	1,619	13,015	14,634	2,631	2007	15 - 40 years
Courtyard Austin Downtown Convention Center	48,954	6,049	44,361	1,491	6,049	45,852	51,901	9,293	2007	15 - 40 years
Courtyard Austin Airport	—	1,691	12,404	3,421	1,753	15,763	17,516	2,816	2007	15 - 40 years
Residence Inn Austin Northwest Arboretum	—	1,403	10,290	1,951	1,403	12,241	13,644	2,660	2006	15 - 40 years
Residence Inn Austin South	—	802	5,883	910	802	6,793	7,595	1,492	2006	15 - 40 years
Residence Inn Austin North Parmer Lane	—	1,483	10,872	588	1,483	11,460	12,943	2,652	2006	15 - 40 years
Residence Inn Indianapolis Fishers	—	998	7,322	1,005	1,048	8,277	9,325	1,862	2006	15 - 40 years
Residence Inn Denver West Golden	—	1,222	8,963	1,188	1,222	10,151	11,373	2,212	2006	15 - 40 years
Residence Inn Chicago Southeast Hammond	—	980	7,190	918	980	8,108	9,088	1,821	2006	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2015
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Residence Inn Houston By The Galleria	—	2,665	19,549	2,631	2,665	22,180	24,845	5,008	2006	15 - 40 years
Residence Inn Indianapolis Downtown On The Canal	—	2,670	19,588	2,095	2,670	21,683	24,353	4,953	2006	15 - 40 years
Residence Inn Longmont Boulder	—	1,407	10,321	796	1,407	11,117	12,524	2,530	2006	15 - 40 years
Residence Inn Boulder Louisville	—	1,298	9,519	923	1,298	10,442	11,740	2,399	2006	15 - 40 years
Residence Inn Louisville Northeast	—	1,319	9,675	1,080	1,319	10,755	12,074	2,379	2006	15 - 40 years
Residence Inn Merrillville	—	595	4,372	1,243	595	5,615	6,210	1,456	2006	15 - 40 years
Residence Inn Detroit Novi	—	1,427	10,445	1,754	1,427	12,199	13,626	2,559	2006	15 - 40 years
Residence Inn Chicago Oak Brook	—	—	20,436	881	—	21,317	21,317	4,941	2006	15 - 40 years
Residence Inn Fort Lauderdale Plantation	—	2,183	16,021	4,249	2,295	20,158	22,453	4,452	2006	15 - 40 years
Residence Inn Salt Lake City Airport	—	875	6,416	1,279	875	7,695	8,570	1,693	2006	15 - 40 years
Residence Inn San Antonio Downtown Market Sq	—	1,822	13,360	2,278	1,822	15,638	17,460	3,477	2006	15 - 40 years
Residence Inn Houston Sugarland	—	1,100	8,073	1,323	1,100	9,396	10,496	2,216	2006	15 - 40 years
Residence Inn Chicago Naperville	—	1,923	14,101	837	1,923	14,938	16,861	3,540	2006	15 - 40 years
Residence Inn Louisville Downtown	—	1,815	13,308	744	1,815	14,052	15,867	3,066	2007	15 - 40 years
Residence Inn Fort Lauderdale SW Miramar	—	1,692	12,409	1,534	1,692	13,943	15,635	2,765	2007	15 - 40 years
Residence Inn Austin Downtown Convention Center	32,636	3,767	27,626	620	3,767	28,246	32,013	5,760	2007	15 - 40 years
SpringHill Suites Austin North Parmer Lane	—	1,957	14,351	577	1,957	14,928	16,885	3,469	2006	15 - 40 years
SpringHill Suites Austin South	—	1,605	11,768	1,915	1,605	13,683	15,288	2,947	2006	15 - 40 years
SpringHill Suites Louisville Hurstbourne North	—	1,890	13,869	1,016	1,890	14,885	16,775	3,450	2006	15 - 40 years
SpringHill Suites South Bend Mishawaka	—	983	7,217	289	983	7,506	8,489	1,879	2006	15 - 40 years
SpringHill Suites Denver North Westminster	—	2,409	17,670	1,120	2,409	18,790	21,199	4,447	2006	15 - 40 years
SpringHill Suites Boulder Longmont	—	1,144	8,388	708	1,144	9,096	10,240	1,996	2007	15 - 40 years
Fairfield Inn & Suites Austin South Airport	—	505	3,702	1,102	505	4,804	5,309	936	2006	15 - 40 years
Fairfield Inn & Suites Denver Cherry Creek	—	1,203	8,823	1,277	1,203	10,100	11,303	2,336	2006	15 - 40 years
Fairfield Inn & Suites Chicago SE Hammond	—	722	5,301	1,304	722	6,605	7,327	1,435	2006	15 - 40 years
Fairfield Inn & Suites Key West	—	1,803	19,325	3,248	1,853	22,523	24,376	4,727	2006	15 - 40 years
Fairfield Inn & Suites Chicago Midway Airport	—	1,425	10,449	1,676	1,425	12,125	13,550	2,591	2006	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2015
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Fairfield Inn & Suites San Antonio Dwntn Mkt	—	1,378	10,105	1,273	1,378	11,378	12,756	2,516	2006	15 - 40 years
Holiday Inn Express Merrillville	—	545	4,005	(916)	445	3,189	3,634	976	2006	15 - 40 years
Hampton Inn Chicago Midway Airport	—	2,747	20,143	2,376	2,747	22,519	25,266	5,168	2006	15 - 40 years
Hilton Garden Inn Chicago Midway Airport	—	2,978	21,842	1,154	2,978	22,996	25,974	5,361	2006	15 - 40 years
Sleep Inn Midway Airport	—	1,189	8,718	1,623	1,189	10,341	11,530	2,529	2006	15 - 40 years
Holiday Inn Express & Suites Midway Airport	—	1,874	13,742	256	1,874	13,998	15,872	3,337	2006	15 - 40 years
Hilton Garden Inn Bloomington	17,500	—	18,945	908	—	19,853	19,853	3,437	2009	15 - 40 years
TGI Friday's Chicago Midway	—	829	6,139	603	829	6,742	7,571	1,501	2006	15 - 40 years
SpringHill Suites Bakersfield	—	1,560	8,838	593	1,575	9,416	10,991	2,109	2007	15 - 40 years
Hampton Inn Suites Clearwater St Petersburg Ulmerton Road	—	1,106	12,721	1,090	1,133	13,784	14,917	2,836	2007	15 - 40 years
Hampton Inn Garden City	—	5,691	22,764	671	5,717	23,409	29,126	4,955	2007	15 - 40 years
Courtyard Houston By The Galleria	26,000	3,069	22,508	1,273	3,069	23,781	26,850	4,765	2007	15 - 40 years
Hampton Inn Fort Walton Beach	—	8,774	6,109	1,096	8,860	7,119	15,979	1,451	2007	15 - 40 years
Embassy Suites Los Angeles Downey	21,707	4,857	29,943	5,562	4,947	35,415	40,362	6,509	2008	15 - 40 years
Hyatt House Austin Arboretum	10,163	2,813	15,940	1,773	2,813	17,713	20,526	3,107	2008	15 - 40 years
Hyatt House Dallas Lincoln Park	17,168	3,169	17,958	627	3,272	18,482	21,754	3,467	2008	15 - 40 years
Hyatt House Dallas Uptown	12,136	2,241	12,698	694	2,306	13,327	15,633	2,442	2008	15 - 40 years
Hyatt House Houston Galleria	12,826	2,976	16,866	1,932	2,976	18,798	21,774	3,377	2008	15 - 40 years
Hilton Garden Inn New York West 35th Street	—	24,244	96,978	1,204	24,258	98,168	122,426	16,949	2009	15 - 40 years
Embassy Suites Tampa Downtown Convention Ctr	—	2,161	71,017	1,726	2,319	72,585	74,904	10,542	2010	15 - 40 years
Fairfield Inn & Suites Washington DC Downtown	—	16,214	22,265	5,099	16,307	27,271	43,578	4,394	2010	15 - 40 years
Embassy Suites Fort Myers Estero	—	2,816	7,862	961	2,861	8,778	11,639	1,387	2010	15 - 40 years
Homewood Suites Washington DC Downtown	32,835	23,139	34,188	2,117	23,139	36,305	59,444	4,865	2010	15 - 40 years
Hilton New York Fashion District	—	35,592	82,392	661	35,606	83,039	118,645	11,076	2010	15 - 40 years
Hampton Inn Suites Denver Tech Center	—	2,373	9,180	1,603	2,428	10,728	13,156	1,804	2010	15 - 40 years
Hotel Indigo New Orleans Garden District	—	1,901	3,865	11,764	2,080	15,450	17,530	2,706	2010	15 - 40 years
Residence Inn Columbia	—	1,993	11,487	1,611	2,036	13,055	15,091	2,014	2010	15 - 40 years
Residence Inn National Harbor Washington DC	—	7,457	37,046	1,843	7,480	38,866	46,346	4,898	2010	15 - 40 years
Residence Inn Silver Spring	—	3,945	18,896	1,012	3,989	19,864	23,853	2,961	2010	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2015
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Hilton Garden Inn New Orleans Convention Center	—	3,405	20,750	3,925	3,456	24,624	28,080	3,627	2010	15 - 40 years
Hampton Inn West Palm Beach Arprt Central	—	2,280	9,769	468	2,280	10,237	12,517	1,498	2010	15 - 40 years
Hilton Garden Inn West Palm Beach Airport	—	1,206	10,811	1,146	1,215	11,948	13,163	1,551	2010	15 - 40 years
Hilton Garden Inn Los Angeles Hollywood	—	5,303	19,136	5,570	5,493	24,516	30,009	3,859	2010	15 - 40 years
DoubleTree Metropolitan Hotel New York City	—	140,332	188,014	16,108	140,435	204,019	344,454	27,433	2010	15 - 40 years
Renaissance Pittsburgh Hotel	—	3,274	39,934	2,841	3,316	42,733	46,049	5,452	2011	15 - 40 years
Courtyard Atlanta Buckhead	—	2,860	21,668	1,952	2,875	23,605	26,480	3,052	2011	15 - 40 years
DoubleTree Hotel Columbia	—	1,933	6,486	5,154	2,026	11,547	13,573	1,742	2011	15 - 40 years
Marriott Denver Airport @ Gateway Park	26,500	3,083	38,356	3,280	3,158	41,561	44,719	5,445	2011	15 - 40 years
Embassy Suites West Palm Beach Central	—	3,656	9,614	5,346	3,770	14,846	18,616	2,600	2011	15 - 40 years
Hilton Garden Inn Durham Raleigh Research Triangle Park	—	1,751	4,763	5,328	1,870	9,972	11,842	2,076	2011	15 - 40 years
Hilton Garden Inn Pittsburgh University Place	—	1,975	18,490	7,005	2,033	25,437	27,470	3,998	2011	15 - 40 years
Hampton Inn Houston Near The Galleria	—	9,326	9,220	1,630	9,395	10,781	20,176	1,480	2011	15 - 40 years
Courtyard Charleston Historic District	—	2,714	35,828	774	2,736	36,580	39,316	3,926	2011	15 - 40 years
Residence Inn Bethesda Downtown	34,825	8,154	52,750	3,010	8,273	55,641	63,914	5,104	2012	15 - 40 years
Courtyard New York Manhattan Upper East Side	—	20,654	60,223	3,516	20,709	63,684	84,393	5,998	2012	15 - 40 years
Hilton Garden Inn San Francisco Oakland Bay Brg	—	11,902	22,758	1,787	11,947	24,500	36,447	2,351	2012	15 - 40 years
Embassy Suites Boston Waltham	—	6,268	56,025	2,906	6,315	58,884	65,199	4,991	2012	15 - 40 years
Courtyard Houston Downtown Convention Center	—	5,799	28,954	2,865	5,799	31,819	37,618	2,267	2013	15 - 40 years
Residence Inn Houston Downtown Convention Center	—	4,674	24,913	2,752	4,674	27,665	32,339	1,944	2013	15 - 40 years
SpringHill Suites Houston Downtown Convention Center	—	2,382	12,756	15,173	2,458	27,853	30,311	764	2013	15 - 40 years
Courtyard Waikiki Beach	—	557	79,033	8,893	665	87,818	88,483	5,384	2013	15 - 40 years
Courtyard San Francisco	—	11,277	18,198	26,855	11,290	45,040	56,330	631	2013	15 - 40 years
Residence Inn Atlanta Midtown Historic	—	2,812	6,044	6,683	2,939	12,600	15,539	563	2013	15 - 40 years
SpringHill Suites Portland Hillsboro	—	3,488	18,283	46	3,489	18,328	21,817	1,116	2013	15 - 40 years
Hilton Cabana Miami Beach	—	25,083	40,707	1,439	25,119	42,110	67,229	1,724	2014	15 - 40 years
Hyatt House Charlotte Center City	—	3,029	26,193	18	3,029	26,211	29,240	1,212	2014	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2015
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Hyatt House Cypress Anaheim	—	3,995	9,164	3,805	4,350	12,614	16,964	682	2014	15 - 40 years
Hyatt House Emeryville San Francisco Bay Area	—	7,425	29,137	5,095	7,488	34,169	41,657	1,705	2014	15 - 40 years
Hyatt House San Diego Sorrento Mesa	—	10,419	21,289	1,174	10,530	22,352	32,882	1,123	2014	15 - 40 years
Hyatt House San Jose Silicon Valley	—	6,819	31,682	1	6,820	31,682	38,502	1,471	2014	15 - 40 years
Hyatt House San Ramon	—	5,713	11,852	911	5,717	12,759	18,476	656	2014	15 - 40 years
Hyatt House Santa Clara	—	8,044	27,703	1,410	8,044	29,113	37,157	1,347	2014	15 - 40 years
Hyatt Market Street The Woodlands	—	5,950	16,882	2	5,951	16,883	22,834	795	2014	15 - 40 years
Hyatt Place Fremont Silicon Valley	—	6,208	13,730	976	6,209	14,705	20,914	746	2014	15 - 40 years
Hyatt Place Madison Downtown	—	6,701	25,478	—	6,701	25,478	32,179	1,171	2014	15 - 40 years
Embassy Suites Irvine Orange County	—	15,062	33,048	2,546	15,073	35,583	50,656	1,478	2014	15 - 40 years
Courtyard Portland City Center	—	8,019	53,024	431	8,019	53,455	61,474	2,214	2014	15 - 40 years
Hyatt Atlanta Midtown	—	3,737	41,731	9	3,737	41,740	45,477	1,588	2014	15 - 40 years
DoubleTree Grand Key Resort	—	48,192	27,770	3,830	48,193	31,599	79,792	1,086	2014	15 - 40 years
Hyatt Place Washington DC Downtown K Street	—	10,763	55,225	—	10,763	55,225	65,988	690	2015	15 - 40 years
Homewood Suites Seattle Lynnwood	—	3,933	30,949	—	3,933	30,949	34,882	401	2015	15 - 40 years
Residence Inn Palo Alto Los Altos	34,505	16,996	45,786	—	16,996	45,786	62,782	408	2015	15 - 40 years
	$407,755	$733,145	$2,915,444	$293,824	$736,709	$3,205,704	$3,942,413	$464,691
_______________________________________________________________________________
(1) The aggregate cost of real estate for federal income tax purposes is approximately $3.6 billion at December 31, 2015.

The change in the total cost of the properties for the years ended December 31, 2015, 2014, and 2013 is as follows:

	2015	2014	2013
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$3,711,887	$3,461,251	$3,218,610
Add: Acquisitions	163,652	573,936	219,169
Add: Improvements	84,615	59,485	30,309
Less: Disposition of properties (1)	(16,738)	(142,581)	(6,837)
Less: Impairment loss	(1,003)	(9,200)	—
Less: Land, building and improvements of hotels held for sale	—	(231,004)	—
Balance at end of period	$3,942,413	$3,711,887	$3,461,251
_______________________________________________________________________________
(1) The disposition of properties for the year ended December 31, 2015 is net of the hotels classified as held for sale for the year ended December 31, 2014 that were subsequently sold in 2015.

The change in the accumulated depreciation of the real estate assets for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$(382,266)	$(367,306)	$(295,397)
Add: Depreciation for the period	(85,062)	(81,892)	(73,556)
Less: Disposition of properties (1)	2,637	24,383	1,647
Less: Accumulated depreciation of hotels held for sale	—	42,549	—
Balance at end of period	$(464,691)	$(382,266)	$(367,306)
_______________________________________________________________________________
(1) The disposition of properties for the year ended December 31, 2015 is net of the hotels classified as held for sale for the year ended December 31, 2014 that were subsequently sold in 2015.