Form 10-Q
period 2016-03-31
RLJ Lodging Trust
filed 2016-05-05
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
As of April 27, 2016, 124,807,391 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Investment in hotel properties, net	$3,643,206	$3,674,999
Cash and cash equivalents	126,004	134,192
Restricted cash reserves	54,547	55,455
Hotel and other receivables, net of allowance of $129 and $117, respectively	31,007	25,755
Deferred income tax asset	48,847	49,978
Prepaid expense and other assets	36,727	32,563
Total assets	$3,940,338	$3,972,942
Liabilities and Equity
Mortgage loans, net	$415,546	$406,049
Term loans and revolving credit facility, net	1,169,840	1,169,437
Accounts payable and other liabilities	130,776	129,192
Deferred income tax liability	9,801	9,801
Advance deposits and deferred revenue	13,460	11,647
Accrued interest	4,872	4,883
Distributions payable	41,361	41,409
Total liabilities	1,785,656	1,772,418

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 124,807,780 and 124,635,675 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,248	1,246
Additional paid-in-capital	2,190,737	2,195,732
Accumulated other comprehensive loss	(36,850)	(16,602)
(Distributions in excess of net earnings) retained earnings	(13,448)	2,439
Total shareholders’ equity	2,141,687	2,182,815
Noncontrolling interest:
Noncontrolling interest in consolidated joint venture	5,856	6,177
Noncontrolling interest in the Operating Partnership	7,139	11,532
Total noncontrolling interest	12,995	17,709
Total equity	2,154,682	2,200,524
Total liabilities and equity	$3,940,338	$3,972,942

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2016	2015
Revenue
Operating revenue
Room revenue	$239,512	$232,559
Food and beverage revenue	26,555	28,993
Other operating department revenue	9,104	8,853
Total revenue	$275,171	$270,405
Expense
Operating expense
Room expense	$55,028	$54,086
Food and beverage expense	19,817	20,764
Management and franchise fee expense	28,501	28,042
Other operating expense	60,021	60,581
Total property operating expense	163,367	163,473
Depreciation and amortization	40,730	37,203
Property tax, insurance and other	20,155	20,043
General and administrative	9,649	10,399
Transaction and pursuit costs	79	135
Total operating expense	233,980	231,253
Operating income	41,191	39,152
Other income	302	90
Interest income	397	445
Interest expense	(14,892)	(13,508)
Income from continuing operations before income tax expense	26,998	26,179
Income tax expense	(1,476)	(375)
Income from continuing operations	25,522	25,804
(Loss) gain on sale of hotel properties	(172)	22,298
Net income	25,350	48,102
Net loss (income) attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	62	69
Noncontrolling interest in the Operating Partnership	(114)	(321)
Net income attributable to common shareholders	$25,298	$47,850

Basic per common share data:
Net income per share attributable to common shareholders	$0.20	$0.36
Weighted-average number of common shares	123,739,823	131,272,611

Diluted per common share data:
Net income per share attributable to common shareholders	$0.20	$0.36
Weighted-average number of common shares	124,141,824	132,286,542

Amounts attributable to the Company’s common shareholders:
Income from continuing operations	$25,470	$25,702
(Loss) gain on sale of hotel properties	(172)	22,148
Net income attributable to common shareholders	$25,298	$47,850

Comprehensive income:
Net income	$25,350	$48,102
Unrealized loss on interest rate derivatives	(20,248)	(9,403)
Comprehensive income	5,102	38,699
Comprehensive loss attributable to the noncontrolling interest in consolidated joint venture	62	69
Comprehensive income attributable to the noncontrolling interest in the Operating Partnership	(114)	(321)
Comprehensive income attributable to the Company	$5,050	$38,447

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Distributions in excess of net earnings)	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2015	124,635,675	$1,246	$2,195,732	$2,439	$(16,602)	$11,532	$6,177	$17,709	$2,200,524
Net income (loss)	—	—	—	25,298	—	114	(62)	52	25,350
Unrealized loss on interest rate derivatives	—	—	—	—	(20,248)	—	—	—	(20,248)
Distributions to joint venture partner	—	—	—	—	—	—	(259)	(259)	(259)
Redemption of Operating Partnership units	335,250	3	4,322	—	—	(4,325)	—	(4,325)	—
Issuance of restricted stock	378,567	4	(4)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	2,591	—	—	—	—	—	2,591
Share grants to trustees	1,447	—	33	—	—	—	—	—	33
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(32,398)	—	(653)	—	—	—	—	—	(653)
Shares acquired as part of a share repurchase program	(510,498)	(5)	(11,284)	—	—	—	—	—	(11,289)
Forfeiture of restricted stock	(263)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(41,185)	—	(182)	—	(182)	(41,367)
Balance at March 31, 2016	124,807,780	$1,248	$2,190,737	$(13,448)	$(36,850)	$7,139	$5,856	$12,995	$2,154,682

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2014	131,964,706	$1,319	$2,419,731	$(46,415)	$(13,644)	$11,198	$6,295	$17,493	$2,378,484
Net income (loss)	—	—	—	47,850	—	321	(69)	252	48,102
Unrealized loss on interest rate derivatives	—	—	—	—	(9,403)	—	—	—	(9,403)
Issuance of restricted stock	253,242	3	(3)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	4,023	—	—	—	—	—	4,023
Share grants to trustees	1,057	—	33	—	—	—	—	—	33
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(53,468)	(1)	(1,771)	—	—	—	—	—	(1,772)
Forfeiture of restricted stock	(229)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(43,945)	—	(295)	—	(295)	(44,240)
Balance at March 31, 2015	132,165,308	$1,321	$2,422,013	$(42,510)	$(23,047)	$11,224	$6,226	$17,450	$2,375,227

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$25,350	$48,102
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties	172	(22,298)
Depreciation and amortization	40,730	37,203
Amortization of deferred financing costs	1,013	1,031
Amortization of deferred management fees	188	217
Accretion of interest income on investment in loan	(127)	(82)
Share grants to trustees	33	33
Amortization of share-based compensation	2,591	4,023
Deferred income taxes	1,131	(18)
Changes in assets and liabilities:
Hotel and other receivables, net	(5,252)	(5,129)
Prepaid expense and other assets	(4,874)	(544)
Accounts payable and other liabilities	(7,606)	(20,859)
Advance deposits and deferred revenue	1,813	2,401
Accrued interest	(11)	(28)
Net cash flow provided by operating activities	55,151	44,052
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	2,647	225,593
Improvements and additions to hotel properties	(22,315)	(27,453)
Additions to property and equipment	(142)	(50)
Decrease in restricted cash reserves, net	908	6,259
Net cash flow (used in) provided by investing activities	(18,902)	204,349
Cash flows from financing activities
Borrowings under revolving credit facility	30,000	—
Repayments under revolving credit facility	(30,000)	—
Proceeds from mortgage loans	11,000	—
Payments of mortgage loans principal	(936)	(129,428)
Repurchase of common shares under a share repurchase program	(11,289)	—
Repurchase of common shares to satisfy employee withholding requirements	(653)	(1,772)
Distributions on common shares	(41,130)	(39,590)
Distributions on Operating Partnership units	(288)	(274)
Payments of deferred financing costs	(882)	(21)
Distribution to joint venture partner	(259)	—
Net cash flow used in financing activities	(44,437)	(171,085)
Net change in cash and cash equivalents	(8,188)	77,316
Cash and cash equivalents, beginning of period	134,192	262,458
Cash and cash equivalents, end of period	$126,004	$339,774
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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2016, there were 125,366,530 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.6% of the outstanding OP units.

As of March 31, 2016, the Company owned 125 hotel properties with approximately 20,800 rooms, located in 21 states and the District of Columbia, and an interest in one mortgage loan secured by a hotel.  The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its hotel properties, with the exception of the DoubleTree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 98.3% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in the hotel operations related to this hotel. An independent operator manages the operations of each hotel property.

2.              Summary of Significant Accounting Policies

The Company's Annual Report on Form 10-K for the year ended December 31, 2015 contains a discussion of the significant accounting policies. Other than the disclosure of the deferred financing costs accounting policy in this section, there have been no other significant changes to the Company's significant accounting policies since December 31, 2015.

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. The unaudited financial statements include all adjustments that are necessary, in the opinion of management, to fairly present the consolidated balance sheets, statements of operations and comprehensive income, statements of changes in equity and statements of cash flows.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, included in the Company's Annual Report on Form 10-K filed with the SEC on February 25, 2016.

The consolidated financial statements include all subsidiaries controlled by the Company. For the controlled subsidiaries that are not wholly-owned, the noncontrolling interests in these subsidiaries are presented separately in the consolidated financial statements.

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance modifies the analysis an entity must perform to determine whether it should consolidate certain legal entities. The Company adopted the new guidance on January 1, 2016 and the adoption did not have an impact on the Company’s consolidated financial statements as there were no changes to the subsidiaries consolidated by the Company. Upon adopting the new guidance, the Operating Partnership and certain subsidiaries of the Operating Partnership became variable interest entities. The Company continues to consolidate the Operating Partnership and the Operating Partnership continues to consolidate the other subsidiary variable interest entities. Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, the Operating Partnership.

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

Deferred Financing Costs

Deferred financing costs are the costs incurred to obtain long-term financing. The deferred financing costs are recorded at cost and are amortized using the straight-line method, which approximates the effective interest method, over the respective term of the financing agreement and are included as a component of interest expense. The Company expenses unamortized deferred financing costs when the associated financing agreement is refinanced or repaid before maturity unless certain criteria are met that would allow for the carryover of such costs to the refinanced agreement.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires an entity to present the debt issuance costs in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as an asset. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This guidance allows the debt issuance costs on line-of-credit arrangements to be presented in the balance sheet as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted both ASU 2015-03 and ASU 2015-15 during the quarter ended March 31, 2016. The adoption of this guidance changed the balance sheet classification of the Company's deferred financing costs but it did not otherwise affect the consolidated financial statements. Upon adoption of the new guidance, the Company reclassified deferred financing costs of $8.0 million and $8.1 million in the consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. The carrying amount of debt as of March 31, 2016 and December 31, 2015, is presented net of deferred financing costs of $7.4 million and $7.3 million, respectively. The carrying amount of prepaid expense and other assets as of March 31, 2016 and December 31, 2015 includes deferred financing costs of $0.6 million and $0.8 million, respectively, related to the revolving credit facility.

Recently Issued Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance will require lessees to recognize a right-of-use asset and a lease liability for most of their leases on the balance sheet, and an entity will need to classify its leases as either an operating or finance lease in order to determine the income statement presentation. Lessors will classify their leases as either operating, direct financing, or sales-type leases, and leveraged leases have been eliminated in the new guidance. The guidance is effective for annual reporting periods beginning after December 15, 2018, and the interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating whether this ASU will have a material impact on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. ASU 2016-09 includes provisions that are intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company early adopted this guidance for the quarterly period ended March 31, 2016, and the adoption had no effect on its financial position, results of operations or cash flows.

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land and improvements	$736,341	$736,709
Buildings and improvements	3,205,990	3,205,704
Furniture, fixtures and equipment	577,751	571,118
Intangible assets	2,507	2,507
	4,522,589	4,516,038
Accumulated depreciation and amortization	(879,383)	(841,039)
Investment in hotel properties, net	$3,643,206	$3,674,999

For the three months ended March 31, 2016 and 2015, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $40.7 million and $37.1 million, respectively.

Impairment

The Company determined that there was no impairment of any assets for either the three months ended March 31, 2016 or 2015.

4.            Sale of Hotel Properties

During the three months ended March 31, 2016, the Company sold one hotel property for a sale price of approximately $2.9 million. In conjunction with this transaction, the Company recorded a $0.2 million loss on sale which is included in the accompanying consolidated statement of operations.

The following table discloses the hotel property that was sold during the three months ended March 31, 2016:

Property Name	Location	Sale Date	Rooms
Holiday Inn Express Merrillville	Merrillville, IN	February 22, 2016	62
		Total	62

During the three months ended March 31, 2015, the Company sold 20 hotel properties in a single transaction for a total sale price of approximately $230.3 million. In conjunction with this transaction, the Company recorded a $22.3 million gain on sale, which is included in the accompanying consolidated statement of operations.

The following table provides a list of the hotel properties that were sold during the three months ended March 31, 2015:

Property Name	Location	Sale Date	Rooms
Courtyard Chicago Schaumburg	Schaumburg, IL	February 23, 2015	162
Courtyard Detroit Pontiac Bloomfield	Pontiac, MI	February 23, 2015	110
Courtyard Grand Junction	Grand Junction, CO	February 23, 2015	136
Courtyard Mesquite	Mesquite, TX	February 23, 2015	101
Courtyard San Antonio Airport Northstar	San Antonio, TX	February 23, 2015	78
Courtyard Tampa Brandon	Tampa, FL	February 23, 2015	90
Fairfield Inn & Suites Merrillville	Merrillville, IN	February 23, 2015	112
Fairfield Inn & Suites San Antonio Airport	San Antonio, TX	February 23, 2015	120
Fairfield Inn & Suites Tampa Brandon	Tampa, FL	February 23, 2015	107
Hampton Inn Merrillville	Merrillville, IN	February 23, 2015	64
Holiday Inn Grand Rapids Airport	Kentwood, MI	February 23, 2015	148
Homewood Suites Tampa Brandon	Tampa, FL	February 23, 2015	126
Marriott Auburn Hills Pontiac at Centerpoint	Pontiac, MI	February 23, 2015	290
Residence Inn Austin Round Rock	Round Rock, TX	February 23, 2015	96
Residence Inn Chicago Schaumburg	Schaumburg, IL	February 23, 2015	125
Residence Inn Detroit Pontiac Auburn Hills	Pontiac, MI	February 23, 2015	114
Residence Inn Grand Junction	Grand Junction, CO	February 23, 2015	104
Residence Inn Indianapolis Carmel	Carmel, IN	February 23, 2015	120
Springhill Suites Chicago Schaumburg	Schaumburg, IL	February 23, 2015	132
Springhill Suites Indianapolis Carmel	Carmel, IN	February 23, 2015	126
		Total	2,461

5.              Debt

Credit Facility and Term Loans

The Company has the following unsecured credit agreements in place:

•	$300.0 million revolving credit facility with a scheduled maturity date of November 20, 2016 with a one-year extension option if certain conditions are satisfied (the "Revolver");

•	$400.0 million term loan with a scheduled maturity date of August 27, 2018 (the "2013 Five-Year Term Loan");

•	$400.0 million term loan with a scheduled maturity date of March 20, 2019 (which was originally scheduled to mature in 2017) (the "2012 Five-Year Term Loan");

•	$225.0 million term loan with a scheduled maturity date of November 20, 2019 (the "2012 Seven-Year Term Loan"); and

•	$150.0 million term loan with a scheduled maturity date of January 22, 2022 (the "2014 Seven-Year Term Loan").

The 2012 Five-Year Term Loan, the 2012 Seven-Year Term Loan, the 2013 Five-Year Term Loan and the 2014 Seven-Year Term loan are collectively the "Term Loans". The Revolver and Term Loans are subject to customary financial covenants. As of March 31, 2016, the Company was in compliance with all financial covenants.

As of March 31, 2016 and December 31, 2015, the details of the credit facilities were as follows (in thousands):

			Outstanding Borrowings at
	Interest Rate at March 31, 2016 (1)	Maturity Date	March 31, 2016	December 31, 2015
Revolver (2)	2.19%	November 2016	$—	$—
2013 Five-Year Term Loan	3.10%	August 2018	400,000	400,000
2012 Five-Year Term Loan	2.72%	March 2019	400,000	400,000
2012 Seven-Year Term Loan	4.04%	November 2019	225,000	225,000
2014 Seven-Year Term Loan	3.43%	January 2022	150,000	150,000
			1,175,000	1,175,000
Deferred financing costs, net (3)			(5,160)	(5,563)
Total			$1,169,840	$1,169,437

(1)	Interest rate at March 31, 2016 gives effect to interest rate hedges.

(2)	At March 31, 2016 and December 31, 2015, there was $300.0 million of borrowing capacity on the Revolver.

(3)
Excludes $0.6 million and $0.8 million as of March 31, 2016 and December 31, 2015, respectively, related to deferred financing costs on the revolving credit facility, which is included in prepaid expense and other assets in the accompanying consolidated balance sheets.

Mortgage Loans

As of March 31, 2016 and December 31, 2015, the Company was subject to the following mortgage loans (in thousands):

						Principal balance at
Lender	Number of Assets Encumbered	Interest Rate at March 31, 2016 (1)		Maturity Date		March 31, 2016	December 31, 2015
Wells Fargo	4	3.99%	(2)	October 2017	(3)	$150,000	$150,000
Wells Fargo (4)	4	4.04%		March 2018	(3)	148,500	149,250
PNC Bank (5)	5	2.54%	(2)	March 2021	(6)	85,000	74,000
Wells Fargo (7)	1	5.25%		June 2022		34,272	34,505
						417,772	407,755
Deferred financing costs, net						(2,226)	(1,706)
Total	14					$415,546	$406,049

(1)	Interest rate at March 31, 2016 gives effect to interest rate hedges.

(2)	Requires payments of interest only until the commencement of the extension period(s).

(3)	Maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

(4)	Two of the four hotels encumbered by the Wells Fargo loan are cross-collateralized.

(5)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(6)	Maturity date may be extended for two one-year terms at the Company’s option, subject to certain lender requirements.

(7)
Includes $1.2 million at March 31, 2016 and December 31, 2015 related to a fair value adjustment of $1.3 million on mortgage debt assumed in conjunction with an acquisition, net of accumulated amortization of $0.1 million.

Certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with these covenants at March 31, 2016 and December 31, 2015.

Interest Expense

For the three months ended March 31, 2016 and 2015, the components of our interest expense were as follows (in thousands):

	For the three months ended March 31,
	2016	2015
Mortgage indebtedness	$4,020	$5,164
Revolving credit facility and term loans	9,859	7,889
Amortization of deferred financing costs	1,013	1,031
Capitalized interest	—	(576)
Total interest expense	$14,892	$13,508

6.              Derivatives and Hedging

As of March 31, 2016 and December 31, 2015, the Company had entered into the following interest rate swaps (in thousands):

	Notional value at				Fair value at
Hedge type	March 31, 2016	December 31, 2015	Interest rate	Maturity	March 31, 2016	December 31, 2015
Swap-cash flow	$275,000	$275,000	1.12%	November 2017	$(2,277)	$(1,014)
Swap-cash flow	175,000	175,000	1.56%	March 2018	(3,158)	(2,190)
Swap-cash flow	175,000	175,000	1.64%	March 2018	(3,416)	(2,478)
Swap-cash flow	16,335	16,418	1.83%	September 2018	(449)	(312)
Swap-cash flow	16,335	16,418	1.75%	September 2018	(418)	(279)
Swap-cash flow	40,095	40,298	1.83%	September 2018	(1,101)	(765)
Swap-cash flow	41,085	41,292	1.75%	September 2018	(1,052)	(701)
Swap-cash flow	17,820	17,910	1.83%	September 2018	(489)	(340)
Swap-cash flow	16,830	16,915	1.75%	September 2018	(431)	(287)
Swap-cash flow	125,000	125,000	2.02%	March 2019	(4,650)	(3,186)
Swap-cash flow	100,000	100,000	1.94%	March 2019	(3,496)	(2,308)
Swap-cash flow	125,000	125,000	1.27%	March 2019	(1,828)	(115)
Swap-cash flow (1)	100,000	100,000	1.96%	March 2019	(1,282)	(321)
Swap-cash flow (1)	50,000	50,000	1.85%	March 2019	(567)	(87)
Swap-cash flow (1)	50,000	50,000	1.81%	March 2019	(541)	(62)
Swap-cash flow (1)	25,000	25,000	1.74%	March 2019	(249)	(9)
Swap-cash flow (2)	33,000	33,000	1.80%	September 2020	(318)	98
Swap-cash flow (2)	82,000	82,000	1.80%	September 2020	(789)	245
Swap-cash flow (2)	35,000	35,000	1.80%	September 2020	(337)	104
Swap-cash flow	143,000	143,000	1.81%	October 2020	(5,503)	(2,196)
Swap-cash flow	50,000	50,000	1.61%	June 2021	(1,465)	(97)
Swap-cash flow	50,000	50,000	1.56%	June 2021	(1,313)	59
Swap-cash flow	50,000	50,000	1.71%	June 2021	(1,721)	(361)
	$1,791,500	$1,792,251			$(36,850)	$(16,602)

(1)	Effective between the maturity of the existing swap in November 2017 and the maturity of the debt in March 2019.

(2)	Effective between the maturity of the existing swaps in September 2018 and September 2020.

 At March 31, 2016 and December 31, 2015, the aggregate fair value of the interest rate swap liabilities of $36.9 million and $17.1 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets. At December 31, 2015, the aggregate fair value of the interest rate swap assets of $0.5 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets.

As of March 31, 2016 and December 31, 2015, there was approximately $36.9 million and $16.6 million, respectively, in unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on the designated hedges during the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016 and 2015, approximately $4.2 million and $4.1 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense. Approximately $14.7 million of the net unrealized losses included in accumulated other comprehensive loss at March 31, 2016 is expected to be reclassified into interest expense within the next 12 months.

7.              Fair Value

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

•
Variable rate mortgage loans and borrowings under the Revolver and Term Loans — The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value as they bear interest at market rates.  The Company determined that its variable rate mortgage loans and borrowings under the Revolver and Term Loans are classified in Level 3 of the fair value hierarchy.

•
Fixed rate mortgage loans — The estimated fair value of the fixed rate mortgage loans was $34.0 million and $34.7 million at March 31, 2016 and December 31, 2015, respectively. The fair value was calculated based on the net present value of the payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan-to-value ratios. As a result, the Company determined that its fixed rate mortgage loans in their entirety are classified in Level 3 of the fair value hierarchy.  The carrying value of the fixed rate mortgage loans was $34.3 million and $34.5 million at March 31, 2016 and December 31, 2015, respectively.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 (in thousands):

	Fair Value at March 31, 2016
	Level 1	Level 2	Level 3	Total
Interest rate swap liability	$—	$(36,850)	$—	$(36,850)
Total	$—	$(36,850)	$—	$(36,850)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$506	$—	$506
Interest rate swap liability	$—	$(17,108)	$—	$(17,108)
Total	$—	$(16,602)	$—	$(16,602)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

8.              Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, commencing with the taxable year ended December 31, 2011.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its REIT taxable income to its shareholders, subject to certain adjustments and excluding any net capital gain.  The Company’s intention is to adhere to these requirements and maintain the qualification for taxation as a REIT.  As a REIT, the Company is not subject to federal corporate income tax on that portion of net income that is distributed to its shareholders.  However, the Company’s taxable REIT subsidiaries ("TRS") will generally be subject to federal, state, and local income taxes at the applicable rates.

The Company accounts for deferred income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

The Company had no accruals for tax uncertainties as of March 31, 2016 and December 31, 2015.

9.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of March 31, 2016 and December 31, 2015, approximately $54.5 million and $55.5 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Neither the Company nor any of its subsidiaries are currently involved in any regulatory or legal proceedings that management believes will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Management Agreements
As of March 31, 2016, 125 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years. This number includes five and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively. Each management company receives a base management fee generally between 3.0% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally equal to 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three months ended March 31, 2016 and 2015, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $11.1 million and $10.9 million, respectively.
Franchise Agreements

As of March 31, 2016, 110 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes five and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively. Franchise agreements allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee generally between 1.0% and 3.0% of food and beverage revenues.  Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three months ended March 31, 2016 and 2015, the Company incurred franchise fee expense of approximately $17.4 million and $17.1 million, respectively.

10.       Equity

In 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $400.0 million of the Company's common shares through December 31, 2016. During the three months ended March 31, 2016, the Company repurchased and retired 510,498 of its common shares for approximately $11.3 million. As of March 31, 2016, the share repurchase program had a remaining capacity of $163.5 million.

The Company consolidates its Operating Partnership, a majority-owned limited partnership that has a noncontrolling interest. The outstanding units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company. During the three months ended March 31, 2016, the Company issued 335,250 common shares of beneficial interest in exchange for redeemed units. After the redemption, 558,750 operating partnership units remain outstanding.

11.       Equity Incentive Plan

The Company may issue equity-based awards to officers, employees, non-employee trustees and other eligible persons under the RLJ Lodging Trust 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for a maximum of 7,500,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, unrestricted share awards, share units, dividend equivalent rights, long-term incentive units, other equity-based awards and cash bonus awards.

Share Awards

From time to time, the Company may award unvested restricted shares under the 2015 Plan as compensation to officers, employees and non-employee trustees. The issued shares vest over a period of time as determined by the board of trustees at the date of grant. The Company recognizes compensation expense for time-based unvested restricted shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.

Non-employee trustees may also elect to receive unrestricted shares under the 2015 Plan as compensation that would otherwise be paid in cash. The shares issued to non-employee trustees in lieu of cash compensation are unrestricted and include no vesting conditions. The Company recognizes compensation expense for the unrestricted shares issued in lieu of cash compensation on the date of issuance based upon the fair market value of the shares on that date.

A summary of the unvested restricted shares as of March 31, 2016 is as follows:

	2016
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	540,885	$26.73
Granted (1)	380,014	19.61
Vested (1)	(88,211)	23.39
Forfeited	(263)	30.91
Unvested at March 31,	832,425	$23.83

(1)	Includes 1,447 unrestricted shares that were issued in lieu of cash compensation to non-employee trustees at a weighted-average grant date fair value of $22.88.

For the three months ended March 31, 2016 and 2015, the Company recognized approximately $2.1 million and $2.9 million, respectively, of share-based compensation expense related to restricted share awards. As of March 31, 2016, there was $18.8 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.9 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the three months ended March 31, 2016 was approximately $1.8 million.

Performance Units

In July 2012, the Company awarded performance units to certain employees.  The performance units vested over a four-year period, including three years of performance-based vesting (the "measurement period") plus an additional one year of time-based vesting. In July 2015, following the end of the measurement period, the Company issued 838,934 restricted shares upon conversion of the performance units. Half of the restricted shares vested immediately with the remaining half vesting in July 2016. As of March 31, 2016, there were 419,467 unvested restricted shares related to the conversion of the performance units.

For the three months ended March 31, 2016 and 2015, the Company recognized $0.5 million and $1.1 million, respectively, of share-based compensation expense related to the performance unit awards.  As of March 31, 2016, there was $0.6 million of total unrecognized compensation cost related to the performance unit awards.

As of March 31, 2016, there were 3,742,666 common shares available for future grant under the 2015 Plan.

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

For the three months ended March 31, 2016, there were no undistributed earnings allocated to participating shares because the Company paid dividends in excess of net income. For the three months ended March 31, 2015, approximately $27,000 represented the undistributed earnings that were allocable to participating shares.

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three months ended March 31, 2016 and 2015, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2016	2015
Numerator:
Net income attributable to common shareholders	$25,298	$47,850
Less: Dividends paid on unvested restricted shares	(413)	(279)
Less: Undistributed earnings attributable to unvested restricted shares	—	(27)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$24,885	$47,544

Denominator:
Weighted-average number of common shares - basic	123,739,823	131,272,611
Unvested restricted shares	402,001	281,980
Unvested performance units	—	731,951
Weighted-average number of common shares - diluted	124,141,824	132,286,542

Net income per share attributable to common shareholders - basic	$0.20	$0.36

Net income per share attributable to common shareholders - diluted	$0.20	$0.36

13.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2016	2015
Interest paid, net of capitalized interest	$13,890	$12,505

Income taxes paid	$271	$72

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$2,850	$230,300
Transaction costs	(104)	(8,473)
Operating prorations	(99)	3,766
Proceeds from the sale of hotel properties, net	$2,647	$225,593

Supplemental non-cash transactions
Accrued capital expenditures	$785	$2,063

Redemption of Operating Partnership units	$4,325	$—

14.       Subsequent Events

On April 22, 2016, the Company amended and restated the Revolver and the 2013 Five-Year Term Loan. Among other things, the amendments increased the capacity of the Revolver to $400.0 million, extended the maturity of the Revolver to 2020, and extended the maturity of the 2013 Five-Year Term Loan to 2021.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016 (the "Annual Report"), which is accessible on the SEC’s website at www.sec.gov.

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

Overview

We are a self-advised and self-administered Maryland real estate investment trust ("REIT") that acquires primarily premium-branded, focused-service and compact full-service hotels. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in markets that we believe exhibit multiple demand generators and high barriers to entry. We believe premium-branded, focused-service and compact full-service hotels with these characteristics generate high levels of Revenue per Available Room ("RevPAR"), strong operating margins and attractive returns.

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

While the outlook for global economic growth has remained uncertain, the health of the domestic consumer has improved. As such, we are optimistic that the U.S. economy will continue to grow. Lodging demand is at record levels and hotel industry supply remains below historical averages. We believe that corporate profits will increase over the upcoming years and support lodging fundamentals. Accordingly, we remain cautiously optimistic that we are in a positive lodging cycle that will continue in the near term.

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

As of March 31, 2016, we owned 125 hotels with approximately 20,800 rooms, located in 21 states and the District of Columbia, and an interest in a mortgage loan secured by a hotel.  We own, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of one property in which we own a 98.3% controlling interest in a joint venture.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of our operating partnership. As of March 31, 2016, we owned, through a combination of direct and indirect interests, 99.6% of the units of limited partnership in the Operating Partnership ("OP units").

Recent Significant Activities

Our recent significant activities reflect our commitment to creating long-term shareholder value through enhancing our portfolio’s quality, recycling capital and maintaining a prudent capital structure. During the three months ended March 31, 2016, the following significant activities took place:

•	Sold one hotel for a sale price of $2.9 million;

•	Modified two existing mortgage loans by lowering the interest rates and extending the maturity dates;

•	Repurchased 0.5 million common shares for $11.3 million at an average per share price of $22.11; and

•	Declared a cash dividend of $0.33 per share for the quarter.
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

Critical Accounting Policies

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. Our Annual Report on Form 10-K for the year ended December 31, 2015 contains a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies since December 31, 2015.

Results of Operations

At March 31, 2016 and 2015, we owned 125 and 126 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three months ended March 31, 2016 and 2015.  The non-comparable hotel properties include three acquisitions that were completed between January 1, 2015 and March 31, 2016, 24 dispositions that were completed between January 1, 2015 and March 31, 2016 and two hotel properties that were closed for renovations during all or a portion of the period between January 1, 2015 and March 31, 2016.

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

	For the three months ended March 31,
	2016	2015	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$239,512	$232,559	$6,953	3.0%
Food and beverage revenue	26,555	28,993	(2,438)	(8.4)%
Other operating department revenue	9,104	8,853	251	2.8%
Total revenue	$275,171	$270,405	$4,766	1.8%
Expense
Operating expense
Room expense	$55,028	$54,086	$942	1.7%
Food and beverage expense	19,817	20,764	(947)	(4.6)%
Management and franchise fee expense	28,501	28,042	459	1.6%
Other operating expense	60,021	60,581	(560)	(0.9)%
Total property operating expense	163,367	163,473	(106)	(0.1)%
Depreciation and amortization	40,730	37,203	3,527	9.5%
Property tax, insurance and other	20,155	20,043	112	0.6%
General and administrative	9,649	10,399	(750)	(7.2)%
Transaction and pursuit costs	79	135	(56)	(41.5)%
Total operating expense	233,980	231,253	2,727	1.2%
Operating income	41,191	39,152	2,039	5.2%
Other income	302	90	212	—%
Interest income	397	445	(48)	(10.8)%
Interest expense	(14,892)	(13,508)	(1,384)	10.2%
Income from continuing operations before income taxes	26,998	26,179	819	3.1%
Income tax expense	(1,476)	(375)	(1,101)	—%
Income from continuing operations	25,522	25,804	(282)	(1.1)%
(Loss) gain on sale of hotel properties	(172)	22,298	(22,470)	—%
Net income	25,350	48,102	(22,752)	(47.3)%
Net loss (income) attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	62	69	(7)	(10.1)%
Noncontrolling interest in common units of Operating Partnership	(114)	(321)	207	(64.5)%
Net income attributable to common shareholders	$25,298	$47,850	$(22,552)	(47.1)%

Revenue

Total revenue increased $4.8 million, or 1.8%, to $275.2 million for the three months ended March 31, 2016 from $270.4 million for the three months ended March 31, 2015. The increase was the result of a $4.8 million increase in total revenue at the comparable properties. The increase in total revenue at the comparable properties was attributable to a 1.7% increase in RevPAR.

The following are the year-to-date key hotel operating statistics for the comparable properties owned at March 31, 2016 and 2015, respectively:

	For the three months ended March 31,
	2016	2015	% Change
Number of comparable properties (at end of period)	120	120	—
Occupancy	75.8%	75.9%	(0.1)%
ADR	$165.20	$162.07	1.9%
RevPAR	$125.14	$123.04	1.7%

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $7.0 million, or 3.0%, to $239.5 million for the three months ended March 31, 2016 from $232.6 million for the three months ended March 31, 2015.  The increase was the result of a $6.3 million increase in room revenue from the comparable properties and a $0.7 million increase in room revenue from the non-comparable properties. The increase in room revenue at the comparable properties was attributable to a 1.7% increase in RevPAR.

Food and Beverage Revenue

Food and beverage revenue decreased $2.4 million, or 8.4%, to $26.6 million for the three months ended March 31, 2016 from $29.0 million for the three months ended March 31, 2015. The decrease was a result of a $1.6 million decrease in food and beverage revenue at the comparable properties and a $0.8 million decrease in food and beverage revenue at the non-comparable properties.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $0.2 million, or 2.8%, to $9.1 million for the three months ended March 31, 2016 from $8.9 million for the three months ended March 31, 2015.  The increase was due to a $0.2 million net increase in other operating department revenue at the non-comparable properties and an insignificant increase in other operating department revenue at the comparable properties.

Property Operating Expense

Property operating expense decreased $0.1 million, or 0.1%, to $163.4 million for the three months ended March 31, 2016 from $163.5 million for the three months ended March 31, 2015. The decrease includes a $3.1 million net decrease in property operating expense attributable to the non-comparable properties, partially offset by a $3.0 million increase in property operating expense at the comparable properties. The increase in property operating expense at the comparable properties was attributable to higher room expense, other operating department costs, and management and franchise fees.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $3.5 million, or 9.5%, to $40.7 million for the three months ended March 31, 2016 from $37.2 million for the three months ended March 31, 2015. The increase includes a $2.3 million increase in depreciation and amortization expense arising from the non-comparable properties and additional depreciation expense of $1.2 million as a result of capital expenditures to improve our comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $0.1 million, or 0.6%, to $20.1 million for the three months ended March 31, 2016 from $20.0 million for the three months ended March 31, 2015.  The increase includes the net impact of a $0.1 million increase in property tax, insurance and other expense at the comparable properties and an insignificant increase in property tax, insurance and other expense attributable to the non-comparable properties.

General and Administrative

General and administrative expense decreased $0.8 million, or 7.2%, to $9.6 million for the three months ended March 31, 2016 from $10.4 million for the three months ended March 31, 2015.  The decrease in general and administrative expense is primarily attributable to lower compensation costs, including a decrease in the amortization of restricted share awards and performance units of $1.4 million, partially offset by an increase of $0.6 million in other general and administrative costs.

Interest Expense

The components of our interest expense for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	For the three months ended March 31,
	2016	2015	$ Change	% Change
Mortgage indebtedness	$4,020	$5,164	$(1,144)	(22.2)%
Revolving credit facility and term loans	9,859	7,889	1,970	25.0%
Amortization of deferred financing costs	1,013	1,031	(18)	(1.7)%
Capitalized interest	—	(576)	576	(100.0)%
Total interest expense	$14,892	$13,508	$1,384	10.2%

Interest expense increased $1.4 million, or 10.2%, to $14.9 million for the three months ended March 31, 2016 from $13.5 million for the three months ended March 31, 2015.  The decrease in interest expense from mortgage indebtedness was due to a decrease in the principal balances outstanding as a result of mortgage amortization as well as mortgage principal balances that were paid down. The increase in interest expense from the revolving credit facility and term loans was due to new interest rate swaps and additional borrowings on the term loans and the revolving credit facility. The decrease in capitalized interest was due to two major redevelopment projects that were in process during the first quarter of 2015 and were completed in the third quarter of 2015. There were no major redevelopment projects underway in 2016.

Income Taxes

As part of our structure, we own taxable REIT subsidiaries ("TRS") that are subject to federal and state income taxes.  The effective tax rates were 5.5% and 0.8% for the three months ended March 31, 2016 and 2015.  Our tax expense increased $1.1 million to $1.5 million for the three months ended March 31, 2016 from $0.4 million for the three months ended March 31, 2015.  The increase was due to deferred tax expense arising from the utilization of net operating losses (“NOL”) carryforwards during the three months ended March 31, 2016. For the three months ended March 31, 2015, the utilization of NOLs was offset by a release of the corresponding valuation allowance, resulting in a net deferred tax expense of $0. During the fourth quarter of 2015, we fully released the remaining valuation allowance against the NOLs. As a result of the full valuation allowance release, the utilization of the NOLs without an offsetting release of the valuation allowance during the three months ended March 31, 2016 resulted in deferred tax expense of $1.1 million during the period.

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

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the three months ended March 31, 2016 and 2015 (in thousands):

	For the three months ended March 31,
	2016	2015
Net income	$25,350	$48,102
Depreciation and amortization	40,730	37,203
Loss (gain) on sale of hotel properties	172	(22,298)
Noncontrolling interest in consolidated joint venture	62	69
Adjustments related to consolidated joint venture (1)	(39)	(42)
FFO attributable to common shareholders	66,275	63,034
Transaction and pursuit costs	79	135
Amortization of share-based compensation	2,591	4,023
Non-cash income tax expense	1,131	—
Loan related costs (2)	341	90
Other expenses (3)	356	—
Adjusted FFO attributable to common shareholders	$70,773	$67,282

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(2)	Represents debt modification and extinguishment costs.

(3)	Represents expenses outside the normal course of operations, including property-level severance costs.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization ("EBITDA") is defined as net income or loss excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sales of assets; and (3) depreciation and amortization. We consider EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results.  In addition, EBITDA is used as one measure in determining the value of hotel acquisitions and disposals. We present EBITDA attributable to common shareholders, which includes our OP units, because our OP units may be redeemed for common shares.  We believe it is meaningful for the investor to understand EBITDA attributable to all common shares and OP units.

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

The following is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2016 and 2015 (in thousands):

	For the three months ended March 31,
	2016	2015
Net income	$25,350	$48,102
Depreciation and amortization	40,730	37,203
Interest expense, net (1)	14,886	13,497
Income tax expense	1,476	375
Noncontrolling interest in consolidated joint venture	62	69
Adjustments related to consolidated joint venture (2)	(39)	(42)
EBITDA attributable to common shareholders	82,465	99,204
Transaction and pursuit costs	79	135
Loss (gain) on sale of hotel properties	172	(22,298)
Amortization of share-based compensation	2,591	4,023
Loan related costs (3)	341	—
Other expenses (4)	356	—
Adjusted EBITDA attributable to common shareholders	$86,004	$81,064

(1)	Excludes amounts attributable to investment in loans of $0.4 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

(2)	Includes depreciation, amortization and interest expense allocated to the noncontrolling interest in joint venture.

(3)	Represents debt modification costs.

(4)	Represents property-level severance costs.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our unsecured $300.0 million revolving credit facility, of which $300.0 million was available at March 31, 2016, or proceeds from public offerings of common shares.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional properties and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties and scheduled debt payments, at maturity or otherwise. We expect to meet our long-term liquidity requirements through various sources of capital, including our unsecured revolving credit facility and future equity (including OP units) or debt offerings, existing working capital, net cash provided by operations, long-term hotel mortgage indebtedness and other secured and unsecured borrowings.

Sources and Uses of Cash

As of March 31, 2016, we had $126.0 million of cash and cash equivalents as compared to $134.2 million at December 31, 2015.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $55.2 million for the three months ended March 31, 2016. Net income of $25.4 million included significant non-cash expenses, including $40.7 million of depreciation and amortization, $2.6 million of amortization of share-based compensation and $1.0 million of amortization of deferred financing costs. In addition, changes in our operating assets and liabilities due to the timing of cash receipts and payments from our hotel properties resulted in a net cash outflow of $15.9 million.

Net cash flow provided by operating activities totaled $44.1 million for the three months ended March 31, 2015. Net income of $48.1 million included significant non-cash expenses, including $37.2 million of depreciation and amortization, $1.0 million of amortization of deferred financing costs, $0.2 million of amortization of deferred management fees and $4.0 million of amortization of share-based compensation. These amounts were partially offset by a $22.3 million gain on sale of hotel properties and $0.1 million of accretion of interest income on an investment in a loan. In addition, changes in our operating assets and liabilities due to the timing of cash receipts and payments from our hotel properties resulted in a net cash outflow of $24.2 million.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $18.9 million for the three months ended March 31, 2016 primarily due to $22.3 million in routine capital improvements and additions to hotel properties. This was partially offset by $2.6 million of net proceeds from the sale of one property and the net decrease in the restricted cash reserves of $0.9 million.

Net cash flow provided by investing activities totaled $204.3 million for the three months ended March 31, 2015 primarily due to $225.6 million of net proceeds from the sale of 20 properties and the net decrease in the restricted cash reserves of $6.3 million. This was partially offset by $18.9 million in routine capital improvements and additions to the hotel properties and $8.6 million related to two major redevelopment projects.

Cash flows from Financing Activities

Net cash flow used in financing activities totaled $44.4 million for the three months ended March 31, 2016 primarily due to $41.4 million in distributions to shareholders and unitholders and $11.3 million paid to repurchase common shares under a share repurchase program. This was partially offset by $11.0 million in additional mortgage loan debt.

Net cash flow used in financing activities totaled $171.1 million for the three months ended March 31, 2015 primarily due to $129.4 million in payments of mortgage loans principal, $1.8 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2011 Equity Incentive Plan, and $39.9 million in distributions to shareholders and unitholders.

Capital Expenditures and Reserve Funds

We maintain each of our hotel properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. The cost of all such routine improvements and alterations are paid out of furniture, fixtures and equipment ("FF&E") reserves, which are funded by a portion of each property’s gross revenues. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our hotel properties.

From time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. In addition, upon acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserves. To the extent that the FF&E reserves are not available or sufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with cash and cash equivalents on hand, our revolving credit facility, and/or other sources of available liquidity.

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2016, approximately $54.3 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2016, we had approximately $1.6 billion of total variable rate debt outstanding (or 97.9% of total indebtedness) with a weighted-average interest rate of 3.31% per annum. After taking into consideration the effect of interest rate swaps, $142.0 million (or 8.9% of total indebtedness) was subject to variable rates. If market interest rates on our variable rate debt outstanding as of March 31, 2016 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.4 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2016, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt (1)(3)	$419	$594	$626	$660	$691	$30,123	$33,113
Weighted-average interest rate	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%
Variable rate debt (3)	$2,250	$153,000	$543,250	$625,000	$—	$235,000	$1,558,500
Weighted-average interest rate (2)	4.04%	3.99%	3.35%	3.19%	—%	3.10%	3.31%
Total	$2,669	$153,594	$543,876	$625,660	$691	$265,123	$1,591,613

(1)	Excludes $1.2 million related to a fair value adjustment of $1.3 million on mortgage debt assumed in conjunction with an acquisition, net of accumulated amortization of $0.1 million.

(2)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

(3)	Excludes $5.2 million and $2.2 million of net deferred financing costs on the term loans and mortgage loans, respectively.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements. As of March 31, 2016, the estimated fair value of our fixed rate debt was $34.0 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $1.8 million.

Item 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Except as set forth below, the Company did not sell any securities during the quarter ended March 31, 2016 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On February 22, 2016, a total of 335,250 common shares of beneficial interest were issued to a limited partner of our operating partnership in a private placement exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act. The shares of common stock were issued in connection with the limited partner's redemption of a total of 335,250 OP units.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2016, the Company repurchased and retired 510,498 of its common shares for approximately $11.3 million in connection with its share repurchase program.

During the three months ended March 31, 2016, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2015 Plan.

The following table summarizes all of the share repurchases during the three months ended March 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2016 through January 31, 2016	396	$18.18	—	9,557,899
February 1, 2016 through February 29, 2016	22,340	$19.52	—	8,336,384
March 1, 2016 through March 31, 2016	520,160	$22.11	510,498	7,147,056
Total	542,896		510,498

(1)
The maximum number of shares that may yet be repurchased under the stock repurchase plan is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 3.                     Defaults Upon Senior Securities.

None.

Item 4.                     Mine Safety Disclosures.

Not Applicable.

Item 5.                     Other Information.

None.

Item 6.                     Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on page 32 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ LODGING TRUST

Dated: May 5, 2016	/s/ THOMAS J. BALTIMORE, JR.
Thomas J. Baltimore, Jr.
President, Chief Executive Officer and Trustee

Dated: May 5, 2016	/s/ LESLIE D. HALE
Leslie D. Hale
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 5, 2016	/s/ CHRISTOPHER A. GORMSEN
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