Form 10-Q
period 2016-06-30
RLJ Lodging Trust
filed 2016-08-04
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
As of July 27, 2016, 124,324,132 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Investment in hotel properties, net	$3,623,168	$3,674,999
Cash and cash equivalents	160,054	134,192
Restricted cash reserves	61,270	55,455
Hotel and other receivables, net of allowance of $146 and $117, respectively	34,286	25,755
Deferred income tax asset	46,950	49,978
Prepaid expense and other assets	34,602	32,563
Total assets	$3,960,330	$3,972,942
Liabilities and Equity
Mortgage loans, net	$414,800	$406,049
Term Loans and Revolver, net	1,168,439	1,169,437
Accounts payable and other liabilities	147,180	129,192
Deferred income tax liability	9,801	9,801
Advance deposits and deferred revenue	11,881	11,647
Accrued interest	3,185	4,883
Distributions payable	41,293	41,409
Total liabilities	1,796,579	1,772,418

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 124,328,646 and 124,635,675 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,243	1,246
Additional paid-in-capital	2,187,743	2,195,732
Accumulated other comprehensive loss	(42,216)	(16,602)
Retained earnings	3,877	2,439
Total shareholders’ equity	2,150,647	2,182,815
Noncontrolling interest:
Noncontrolling interest in consolidated joint venture	5,893	6,177
Noncontrolling interest in the Operating Partnership	7,211	11,532
Total noncontrolling interest	13,104	17,709
Total equity	2,163,751	2,200,524
Total liabilities and equity	$3,960,330	$3,972,942

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenue
Operating revenue
Room revenue	$277,039	$262,240	$516,552	$494,799
Food and beverage revenue	30,047	29,587	56,601	58,580
Other operating department revenue	10,026	9,425	19,130	18,278
Total revenue	$317,112	$301,252	$592,283	$571,657
Expense
Operating expense
Room expense	$59,085	$55,207	$114,113	$109,293
Food and beverage expense	20,525	20,492	40,342	41,256
Management and franchise fee expense	32,762	31,677	61,263	59,719
Other operating expense	61,950	59,228	121,971	119,809
Total property operating expense	174,322	166,604	337,689	330,077
Depreciation and amortization	40,849	37,778	81,579	74,981
Property tax, insurance and other	19,302	18,281	39,457	38,324
General and administrative	6,658	10,393	16,307	20,792
Transaction and pursuit costs	80	853	159	988
Total operating expense	241,211	233,909	475,191	465,162
Operating income	75,901	67,343	117,092	106,495
Other (expense) income	(326)	456	(24)	546
Interest income	414	363	810	808
Interest expense	(14,789)	(12,335)	(29,681)	(25,843)
Income from continuing operations before income tax expense	61,200	55,827	88,197	82,006
Income tax expense	(2,482)	(89)	(3,958)	(464)
Income from continuing operations	58,718	55,738	84,239	81,542
Gain (loss) on sale of hotel properties	22	672	(150)	22,970
Net income	58,740	56,410	84,089	104,512
Net (income) loss attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	(37)	(46)	25	23
Noncontrolling interest in the Operating Partnership	(256)	(373)	(370)	(694)
Net income attributable to common shareholders	$58,447	$55,991	$83,744	$103,841

Basic per common share data:
Net income per share attributable to common shareholders	$0.47	$0.43	$0.67	$0.79
Weighted-average number of common shares	123,544,034	130,670,629	123,641,928	130,969,957

Diluted per common share data:
Net income per share attributable to common shareholders	$0.47	$0.42	$0.67	$0.78
Weighted-average number of common shares	123,942,846	131,618,693	124,051,956	131,947,932

Amounts attributable to the Company’s common shareholders:
Income from continuing operations	$58,425	$55,324	$83,894	$81,028
Gain (loss) on sale of hotel properties	22	667	(150)	22,813
Net income attributable to common shareholders	$58,447	$55,991	$83,744	$103,841

Comprehensive income:
Net income	$58,740	$56,410	$84,089	$104,512
Unrealized (loss) gain on interest rate derivatives	(5,366)	5,919	(25,614)	(3,484)
Comprehensive income	53,374	62,329	58,475	101,028
Comprehensive (income) loss attributable to the noncontrolling interest in consolidated joint venture	(37)	(46)	25	23
Comprehensive income attributable to the noncontrolling interest in the Operating Partnership	(256)	(373)	(370)	(694)
Comprehensive income attributable to the Company	$53,081	$61,910	$58,130	$100,357

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Distributions in excess of net earnings)	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2015	124,635,675	$1,246	$2,195,732	$2,439	$(16,602)	$11,532	$6,177	$17,709	$2,200,524
Net income (loss)	—	—	—	83,744	—	370	(25)	345	84,089
Unrealized loss on interest rate derivatives	—	—	—	—	(25,614)	—	—	—	(25,614)
Distribution to joint venture partner	—	—	—	—	—	—	(259)	(259)	(259)
Redemption of Operating Partnership units	335,250	3	4,322	—	—	(4,325)	—	(4,325)	—
Issuance of restricted stock	439,996	4	(4)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	2,014	—	—	—	—	—	2,014
Share grants to trustees	2,554	—	57	—	—	—	—	—	57
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(54,566)	—	(1,117)	—	—	—	—	—	(1,117)
Shares acquired as part of a share repurchase program	(610,607)	(6)	(13,265)	—	—	—	—	—	(13,271)
Forfeiture of restricted stock	(419,656)	(4)	4	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(82,306)	—	(366)	—	(366)	(82,672)
Balance at June 30, 2016	124,328,646	$1,243	$2,187,743	$3,877	$(42,216)	$7,211	$5,893	$13,104	$2,163,751

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interests
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2014	131,964,706	$1,319	$2,419,731	$(46,415)	$(13,644)	$11,198	$6,295	$17,493	$2,378,484
Net income (loss)	—	—	—	103,841	—	694	(23)	671	104,512
Unrealized loss on interest rate derivatives	—	—	—	—	(3,484)	—	—	—	(3,484)
Distributions to joint venture partner	—	—	—	—	—	—	(195)	(195)	(195)
Issuance of restricted stock	287,497	3	(3)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	7,791	—	—	—	—	—	7,791
Share grants to trustees	2,168	—	66	—	—	—	—	—	66
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(120,249)	(1)	(3,799)	—	—	—	—	—	(3,800)
Shares acquired as part of a share repurchase program	(1,995,177)	(20)	(59,821)	—	—	—	—	—	(59,841)
Forfeiture of restricted stock	(5,327)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(87,219)	—	(590)	—	(590)	(87,809)
Balance at June 30, 2015	130,133,618	$1,301	$2,363,965	$(29,793)	$(17,128)	$11,302	$6,077	$17,379	$2,335,724

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$84,089	$104,512
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties	150	(22,970)
Depreciation and amortization	81,579	74,981
Amortization of deferred financing costs	2,222	2,056
Amortization of deferred management fees	376	407
Accretion of interest income on investment in loan	(270)	(173)
Share grants to trustees	57	66
Amortization of share-based compensation	2,014	7,791
Deferred income taxes	3,028	(352)
Changes in assets and liabilities:
Hotel and other receivables, net	(8,531)	(6,111)
Prepaid expense and other assets	(732)	3,611
Accounts payable and other liabilities	1,669	(18,727)
Advance deposits and deferred revenue	234	870
Accrued interest	(1,698)	(40)
Net cash flow provided by operating activities	164,187	145,921
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	2,634	227,837
Purchase deposits	—	(7,000)
Improvements and additions to hotel properties	(41,346)	(64,695)
Additions to property and equipment	(157)	(222)
(Increase) decrease in restricted cash reserves, net	(5,815)	3,113
Net cash flow (used in) provided by investing activities	(44,684)	159,033
Cash flows from financing activities
Borrowings under Revolver	51,000	—
Repayments under Revolver	(51,000)	—
Proceeds from mortgage loans	11,000	—
Payments of mortgage loans principal	(1,872)	(155,808)
Repurchase of common shares under a share repurchase program	(13,271)	(59,841)
Repurchase of common shares to satisfy employee withholding requirements	(1,117)	(3,800)
Distributions on common shares	(82,316)	(83,204)
Distributions on Operating Partnership units	(475)	(565)
Payments of deferred financing costs	(5,331)	(118)
Distribution to joint venture partner	(259)	(195)
Net cash flow used in financing activities	(93,641)	(303,531)
Net change in cash and cash equivalents	25,862	1,423
Cash and cash equivalents, beginning of period	134,192	262,458
Cash and cash equivalents, end of period	$160,054	$263,881

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2016, there were 124,887,396 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.6% of the outstanding OP units.

As of June 30, 2016, the Company owned 125 hotel properties with approximately 20,800 rooms, located in 21 states and the District of Columbia, and an interest in one mortgage loan secured by a hotel.  The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its hotel properties, with the exception of the DoubleTree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 98.3% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in the hotel operations related to this hotel. An independent operator manages the operations of each hotel property.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires an entity to present the debt issuance costs in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as an asset. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This guidance allows the debt issuance costs on line-of-credit arrangements to be presented in the balance sheet as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted both ASU 2015-03 and ASU 2015-15 during the quarter ended March 31, 2016. The adoption of this guidance changed the balance sheet classification of the Company's deferred financing costs but it did not otherwise affect the consolidated financial statements. Upon adoption of the new guidance, the Company retrospectively reclassified deferred financing costs of $8.1 million in the consolidated balance sheet as of December 31, 2015. The carrying amount of debt as of December 31, 2015 is presented net of deferred financing costs of $7.3 million. The carrying amount of prepaid expense and other assets as of December 31, 2015 includes deferred financing costs of $0.8 million related to the Revolver (as defined below).

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands disclosures about revenue. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating whether this ASU will have a material impact on its financial position, results of operations or cash flows.

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

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land and improvements	$736,409	$736,709
Buildings and improvements	3,219,024	3,205,704
Furniture, fixtures and equipment	585,392	571,118
Intangible assets	2,507	2,507
	4,543,332	4,516,038
Accumulated depreciation and amortization	(920,164)	(841,039)
Investment in hotel properties, net	$3,623,168	$3,674,999

For the three and six months ended June 30, 2016, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $40.8 million and $81.4 million, respectively. For the three and six months ended June 30, 2015, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $37.7 million and $74.8 million, respectively.

Impairment

The Company determined that there was no impairment of any assets for either the three and six months ended June 30, 2016 or 2015.

4.            Sale of Hotel Properties

During the six months ended June 30, 2016, the Company sold one hotel property for a sale price of approximately $2.9 million. In conjunction with this transaction, the Company recorded a $0.2 million loss on sale which is included in the accompanying consolidated statement of operations.

The following table discloses the hotel property that was sold during the six months ended June 30, 2016:

Property Name	Location	Sale Date	Rooms
Holiday Inn Express Merrillville	Merrillville, IN	February 22, 2016	62
		Total	62

During the six months ended June 30, 2015, the Company sold 21 hotel properties in two transactions for a total sales price of approximately $232.7 million. In conjunction with these transactions, the Company recorded a $23.0 million gain on sale, which is included in the accompanying consolidated statement of operations.

The following table provides a list of the hotel properties that were sold during the six months ended June 30, 2015:

Property Name	Location	Sale Date	Rooms
Courtyard Chicago Schaumburg	Schaumburg, IL	February 23, 2015	162
Courtyard Detroit Pontiac Bloomfield	Pontiac, MI	February 23, 2015	110
Courtyard Grand Junction	Grand Junction, CO	February 23, 2015	136
Courtyard Mesquite	Mesquite, TX	February 23, 2015	101
Courtyard San Antonio Airport Northstar	San Antonio, TX	February 23, 2015	78
Courtyard Tampa Brandon	Tampa, FL	February 23, 2015	90
Fairfield Inn & Suites Merrillville	Merrillville, IN	February 23, 2015	112
Fairfield Inn & Suites San Antonio Airport	San Antonio, TX	February 23, 2015	120
Fairfield Inn & Suites Tampa Brandon	Tampa, FL	February 23, 2015	107
Hampton Inn Merrillville	Merrillville, IN	February 23, 2015	64
Holiday Inn Grand Rapids Airport	Kentwood, MI	February 23, 2015	148
Homewood Suites Tampa Brandon	Tampa, FL	February 23, 2015	126
Marriott Auburn Hills Pontiac at Centerpoint	Pontiac, MI	February 23, 2015	290
Residence Inn Austin Round Rock	Round Rock, TX	February 23, 2015	96
Residence Inn Chicago Schaumburg	Schaumburg, IL	February 23, 2015	125
Residence Inn Detroit Pontiac Auburn Hills	Pontiac, MI	February 23, 2015	114
Residence Inn Grand Junction	Grand Junction, CO	February 23, 2015	104
Residence Inn Indianapolis Carmel	Carmel, IN	February 23, 2015	120
Springhill Suites Chicago Schaumburg	Schaumburg, IL	February 23, 2015	132
Springhill Suites Indianapolis Carmel	Carmel, IN	February 23, 2015	126
Fairfield Inn & Suites Valparaiso	Valparaiso, IN	May 22, 2015	63
		Total	2,524

5.              Debt

Revolver and Term Loans

The Company has the following unsecured credit agreements in place:

•	$400.0 million revolving credit facility with a scheduled maturity date of April 22, 2020 with a one-year extension option if certain conditions are satisfied (the "Revolver");

•
$400.0 million term loan with a scheduled maturity date of March 20, 2019 (which was originally scheduled to mature in 2017) (the "$400 Million Term Loan Maturing 2019"). This term loan was referred to as the 2012 Five-Year Term Loan in previous periodic filings;

•
$225.0 million term loan with a scheduled maturity date of November 20, 2019 (the "$225 Million Term Loan Maturing 2019"). This term loan was referred to as the 2012 Seven-Year Term Loan in previous periodic filings;

•
$400.0 million term loan with a scheduled maturity date of April 22, 2021 (the "$400 Million Term Loan Maturing 2021"). This term loan was referred to as the 2013 Five-Year Term Loan in previous periodic filings; and

•
$150.0 million term loan with a scheduled maturity date of January 22, 2022 (the "$150 Million Term Loan Maturing 2022"). This term loan was referred to as the 2014 Seven-Year Term Loan in previous periodic filings.

The $400 Million Term Loan Maturing 2019, the $225 Million Term Loan Maturing 2019, the $400 Million Term Loan Maturing 2021, and the $150 Million Term Loan Maturing 2022 are collectively the "Term Loans". The Revolver and Term Loans are subject to customary financial covenants. As of June 30, 2016 and December 31, 2015, the Company was in compliance with all financial covenants.

As of June 30, 2016 and December 31, 2015, the details of the unsecured credit agreements were as follows (in thousands):

			Outstanding Borrowings at
	Interest Rate at June 30, 2016 (1)	Maturity Date	June 30, 2016	December 31, 2015
Revolver (2)	1.97%	April 2020	$—	$—
$400 Million Term Loan Maturing 2019	2.72%	March 2019	400,000	400,000
$225 Million Term Loan Maturing 2019	4.04%	November 2019	225,000	225,000
$400 Million Term Loan Maturing 2021	2.91%	April 2021	400,000	400,000
$150 Million Term Loan Maturing 2022	3.43%	January 2022	150,000	150,000
			1,175,000	1,175,000
Deferred financing costs, net (3)			(6,561)	(5,563)
Total			$1,168,439	$1,169,437

(1)	Interest rate at June 30, 2016 gives effect to interest rate hedges.

(2)	At June 30, 2016 and December 31, 2015, there was $400.0 million and $300.0 million of borrowing capacity on the Revolver, respectively.

(3)
Excludes $2.7 million and $0.8 million as of June 30, 2016 and December 31, 2015, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

Mortgage Loans

As of June 30, 2016 and December 31, 2015, the Company was subject to the following mortgage loans (in thousands):

						Principal balance at
Lender	Number of Assets Encumbered	Interest Rate at June 30, 2016 (1)		Maturity Date		June 30, 2016	December 31, 2015
Wells Fargo	4	4.00%	(2)	October 2017	(3)	$150,000	$150,000
Wells Fargo (4)	4	4.04%		March 2018	(3)	147,750	149,250
PNC Bank (5)	5	2.57%	(2)	March 2021	(6)	85,000	74,000
Wells Fargo (7)	1	5.25%		June 2022		34,040	34,505
						416,790	407,755
Deferred financing costs, net						(1,990)	(1,706)
Total	14					$414,800	$406,049

(1)	Interest rate at June 30, 2016 gives effect to interest rate hedges.

(2)	Requires payments of interest only through maturity.

(3)	Maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

(4)	Two of the four hotels encumbered by the Wells Fargo loan are cross-collateralized.

(5)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(6)	Maturity date may be extended for two one-year terms at the Company’s option, subject to certain lender requirements.

(7)
Includes $1.1 million and $1.2 million at June 30, 2016 and December 31, 2015, respectively, related to a fair value adjustment of $1.3 million on mortgage debt assumed in conjunction with an acquisition, net of accumulated amortization of $0.2 million and $0.1 million at June 30, 2016 and December 31, 2015, respectively.

Certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with these covenants at June 30, 2016 and December 31, 2015.

Interest Expense

For the three and six months ended June 30, 2016 and 2015, the components of our interest expense were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Mortgage indebtedness	$3,963	$3,673	$7,983	$8,836
Revolver and Term Loans	9,617	8,294	19,476	16,183
Amortization of deferred financing costs	1,209	1,024	2,222	2,056
Capitalized interest	—	(656)	—	(1,232)
Total interest expense	$14,789	$12,335	$29,681	$25,843

6.              Derivatives and Hedging

As of June 30, 2016 and December 31, 2015, the Company had entered into the following interest rate swaps (in thousands):

	Notional value at				Fair value at
Hedge type	June 30, 2016	December 31, 2015	Interest rate	Maturity	June 30, 2016	December 31, 2015
Swap-cash flow	$275,000	$275,000	1.12%	November 2017	$(2,459)	$(1,014)
Swap-cash flow	175,000	175,000	1.56%	March 2018	(3,189)	(2,190)
Swap-cash flow	175,000	175,000	1.64%	March 2018	(3,415)	(2,478)
Swap-cash flow	16,253	16,418	1.83%	September 2018	(460)	(312)
Swap-cash flow	16,253	16,418	1.75%	September 2018	(433)	(279)
Swap-cash flow	39,893	40,298	1.83%	September 2018	(1,129)	(765)
Swap-cash flow	40,877	41,292	1.75%	September 2018	(1,088)	(701)
Swap-cash flow	17,730	17,910	1.83%	September 2018	(502)	(340)
Swap-cash flow	16,745	16,915	1.75%	September 2018	(446)	(287)
Swap-cash flow	125,000	125,000	2.02%	March 2019	(4,860)	(3,186)
Swap-cash flow	100,000	100,000	1.94%	March 2019	(3,682)	(2,308)
Swap-cash flow	125,000	125,000	1.27%	March 2019	(2,281)	(115)
Swap-cash flow (1)	100,000	100,000	1.96%	March 2019	(1,622)	(321)
Swap-cash flow (1)	50,000	50,000	1.85%	March 2019	(737)	(87)
Swap-cash flow (1)	50,000	50,000	1.81%	March 2019	(711)	(62)
Swap-cash flow (1)	25,000	25,000	1.74%	March 2019	(333)	(9)
Swap-cash flow (2)	33,000	33,000	1.80%	September 2020	(504)	98
Swap-cash flow (2)	82,000	82,000	1.80%	September 2020	(1,253)	245
Swap-cash flow (2)	35,000	35,000	1.80%	September 2020	(535)	104
Swap-cash flow	143,000	143,000	1.81%	October 2020	(6,558)	(2,196)
Swap-cash flow	50,000	50,000	1.61%	June 2021	(1,971)	(97)
Swap-cash flow	50,000	50,000	1.56%	June 2021	(1,828)	59
Swap-cash flow	50,000	50,000	1.71%	June 2021	(2,220)	(361)
	$1,790,751	$1,792,251			$(42,216)	$(16,602)

(1)	Effective between the maturity of the existing swap in November 2017 and the maturity of the debt in March 2019.

(2)	Effective between the maturity of the existing swaps in September 2018 and September 2020.

 At June 30, 2016 and December 31, 2015, the aggregate fair value of the interest rate swap liabilities of $42.2 million and $17.1 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets. At December 31, 2015, the aggregate fair value of the interest rate swap assets of $0.5 million was included in prepaid expense and other assets in the accompanying consolidated balance sheets.

As of June 30, 2016 and December 31, 2015, there was approximately $42.2 million and $16.6 million, respectively, in unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on the designated hedges during the three and six month periods ended June 30, 2016 and 2015. For the three and six months ended June 30, 2016, approximately $4.1 million and $8.3 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense. For the three and six months ended June 30, 2015, approximately $4.2 million and $8.3 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense. Approximately $15.7 million of the net unrealized losses included in accumulated other comprehensive loss at June 30, 2016 is expected to be reclassified into interest expense within the next 12 months.

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

•
Fixed rate mortgage loans — The estimated fair value of the fixed rate mortgage loans was $34.7 million and $34.7 million at June 30, 2016 and December 31, 2015, respectively. The fair value was calculated based on the net present value of the payments over the term of the loans using estimated market rates for similar mortgage loans with similar terms and loan-to-value ratios. As a result, the Company determined that its fixed rate mortgage loans in their entirety are classified in Level 3 of the fair value hierarchy.  The carrying value of the fixed rate mortgage loans was $34.0 million and $34.5 million at June 30, 2016 and December 31, 2015, respectively.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 (in thousands):

	Fair Value at June 30, 2016
	Level 1	Level 2	Level 3	Total
Interest rate swap liability	$—	$(42,216)	$—	$(42,216)
Total	$—	$(42,216)	$—	$(42,216)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$506	$—	$506
Interest rate swap liability	$—	$(17,108)	$—	$(17,108)
Total	$—	$(16,602)	$—	$(16,602)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of June 30, 2016 and December 31, 2015.

9.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of June 30, 2016 and December 31, 2015, approximately $61.3 million and $55.5 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Neither the Company nor any of its subsidiaries are currently involved in any regulatory or legal proceedings that management believes will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Management Agreements
As of June 30, 2016, 125 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years. This number includes five and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively. Each management company receives a base management fee generally between 3.0% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally equal to 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2016, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $12.6 million and $23.7 million, respectively. For the three and six months ended June 30, 2015, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $12.5 million and $23.4 million, respectively.
Franchise Agreements

As of June 30, 2016, 110 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes five and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively. Franchise agreements allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee generally between 1.0% and 3.0% of food and beverage revenues.  Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2016, the Company incurred franchise fee expense of approximately $20.2 million and $37.6 million, respectively. For the three and six months ended June 30, 2015, the Company incurred franchise fee expense of approximately $19.2 million and $36.3 million, respectively.

10.       Equity

In 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $400.0 million of the Company's common shares through December 31, 2016. During the six months ended June 30, 2016, the Company repurchased and retired 610,607 of its common shares for approximately $13.3 million. As of June 30, 2016, the share repurchase program had a remaining capacity of $161.5 million.

The Company consolidates its Operating Partnership, a majority-owned limited partnership that has a noncontrolling interest. The outstanding units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company. During the six months ended June 30, 2016, the Company issued 335,250 common shares of beneficial interest in exchange for redeemed units. After the redemption, 558,750 operating partnership units remain outstanding.

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

A summary of the unvested restricted shares as of June 30, 2016 is as follows:

	2016
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	540,885	$26.73
Granted (1)	442,550	19.89
Vested (1)	(153,754)	23.69
Forfeited (2)	(286,189)	23.73
Unvested at June 30,	543,492	$23.60

(1)	Includes 2,554 unrestricted shares that were issued in lieu of cash compensation to non-employee trustees at a weighted-average grant date fair value of $22.26.

(2)	Includes the forfeiture of 285,926 unvested restricted shares upon the resignation of the Company's President and Chief Executive Officer in May 2016.

For the three and six months ended June 30, 2016, the Company recognized approximately $1.3 million and $3.4 million, respectively, of share-based compensation expense related to restricted share awards, which includes a benefit of $0.5 million as a result of the forfeiture of unvested restricted shares upon the resignation of the Company's President and Chief Executive Officer in May 2016. For the three and six months ended June 30, 2015, the Company recognized approximately $2.6 million and $5.6 million, respectively, of share-based compensation expense related to restricted share awards. As of June 30, 2016, there was $12.1 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.7 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the six months ended June 30, 2016 was approximately $3.1 million.

Performance Units

In July 2012, the Company awarded performance units to certain employees.  The performance units vested over a four-year period, including three years of performance-based vesting (the "2012 performance units measurement period") plus an additional one year of time-based vesting. In July 2015, following the end of the 2012 performance units measurement period, the Company issued 838,934 restricted shares upon conversion of the performance units. Half of the restricted shares vested immediately and the remaining half vested in July 2016. In May 2016, 133,467 unvested restricted shares related to the conversion of the performance units were forfeited upon the resignation of the Company's President and Chief Executive Officer. As of June 30, 2016, there were 286,000 unvested restricted shares related to the conversion of the performance units.

In May 2016, the Company awarded 280,000 performance units with a grant date fair value of $10.31 per unit to certain employees. The performance units vest over a four-year period, including three years of performance-based vesting (the “2016 performance units measurement period”) plus an additional one year of time-based vesting.  The performance units may convert into restricted shares at a range of 25% to 150% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return and a relative total shareholder return over the measurement period at specified percentiles of the peer group, as defined by the award.  If at the end of the 2016 performance units measurement period the target criterion is met, then 50% of the restricted shares will vest immediately.  The remaining 50% will vest one year later.  The award recipients will not be entitled to receive any dividends prior to the date of conversion.  For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the 2016 performance units measurement period.  The fair value of the performance units is determined using a Monte Carlo simulation with the following assumptions: a risk-free interest rate of 1.05%, volatility of 23.82%, and an expected term equal to the requisite service period for the awards.  The Company estimated the compensation expense for the performance units on a straight line basis using a calculation that recognizes 50% of the grant date fair value over three years and 50% of the grant date fair value over four years.

For the three and six months ended June 30, 2016, the Company recognized a benefit of $1.9 million and $1.4 million, respectively, of share-based compensation expense related to the performance unit awards, which includes a benefit of $2.3 million as a result of the forfeiture of unvested restricted shares related to the conversion of the performance units upon the resignation of the Company's President and Chief Executive Officer in May 2016. For the three and six months ended June 30, 2015, the Company recognized $1.1 million and $2.2 million, respectively, of share-based compensation expense related to the performance unit awards. As of June 30, 2016, there was $2.9 million of total unrecognized compensation cost related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 3.3 years.

As of June 30, 2016, there were 4,099,523 common shares available for future grant under the 2015 Plan.

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

For the three months ended June 30, 2016, approximately $0.1 million represented the undistributed earnings that were allocable to participating shares. For the six months ended June 30, 2016, there was an insignificant amount of undistributed earnings that were allocable to participating shares. For the three and six months ended June 30, 2015, approximately $0.1 million and $0.1 million, respectively, represented the undistributed earnings that were allocable to participating shares.

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and six months ended June 30, 2016 and 2015, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to common shareholders	$58,447	$55,991	$83,744	$103,841
Less: Dividends paid on unvested restricted shares	(274)	(238)	(687)	(518)
Less: Undistributed earnings attributable to unvested restricted shares	(117)	(72)	(10)	(95)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$58,056	$55,681	$83,047	$103,228

Denominator:
Weighted-average number of common shares - basic	123,544,034	130,670,629	123,641,928	130,969,957
Unvested restricted shares	373,039	188,138	387,755	232,682
Unvested performance units	25,773	759,926	22,273	745,293
Weighted-average number of common shares - diluted	123,942,846	131,618,693	124,051,956	131,947,932

Net income per share attributable to common shareholders - basic	$0.47	$0.43	$0.67	$0.79

Net income per share attributable to common shareholders - diluted	$0.47	$0.42	$0.67	$0.78

13.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2016	2015
Interest paid, net of capitalized interest	$29,157	$23,827

Income taxes paid	$1,400	$1,384

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$2,850	$232,700
Transaction costs	(117)	(8,577)
Operating prorations	(99)	3,714
Proceeds from the sale of hotel properties, net	$2,634	$227,837

Supplemental non-cash transactions
Accrued capital expenditures	$2,500	$1,813

Redemption of Operating Partnership units	$4,325	$—

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

As we look at economic factors that could impact our business, we are seeing healthy consumer confidence despite soft corporate profits. The uncertain outlook for global economic growth and the strong dollar are expected to remain as macro headwinds. However, job creation has been positive since the beginning of the year and oil prices are beginning to show signs of stabilization. We remain hopeful that positive employment trends and an improving consumer balance sheet will continue to drive economic expansion in the U.S.

We are cautiously optimistic that the U.S. economy will continue to grow at a moderate rate and support positive RevPAR growth.  Lodging demand remains close to record levels and while select markets are seeing new rooms supply, in aggregate, supply growth remains below historical averages.  Accordingly, we remain cautiously optimistic that we will continue to see modest RevPAR growth in the upcoming quarters.

The increased macro uncertainty has affected the acquisition landscape. Since the beginning of the year, we have seen fewer acquisition opportunities that meet our investment profile. We will continue to be prudent and disciplined capital allocators and weigh all possible investment decisions against the highest and best returns for our shareholders long term. We believe that our cash on hand and expected access to capital (including availability under our Revolver) along with our senior management team's experience, extensive industry relationships and asset management expertise, will enable us to pursue investment opportunities that generate additional internal and external growth.

As of June 30, 2016, we owned 125 hotels with approximately 20,800 rooms, located in 21 states and the District of Columbia, and an interest in a mortgage loan secured by a hotel.  We own, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of one property in which we own a 98.3% controlling interest in a joint venture.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of June 30, 2016, we owned, through a combination of direct and indirect interests, 99.6% of the units of limited partnership in the Operating Partnership ("OP units").

Recent Significant Activities

Our recent significant activities reflect our commitment to creating long-term shareholder value through enhancing our portfolio’s quality, recycling capital and maintaining a prudent capital structure. During the six months ended June 30, 2016, the following significant activities took place:

•	In February 2016, we sold one hotel for a sale price of $2.9 million;

•	We refinanced over $1.0 billion of debt as follows:

◦
In March 2016, we refinanced our $74.0 million secured loan from PNC Bank maturing in 2017. We took advantage of the improved performance of the underlying assets and upsized this loan to $85.0 million. We also extended the maturity of this loan by six years and improved the overall pricing;

◦	In March 2016, we refinanced three Wells Fargo secured loans for a total of $148.5 million. We extended the final maturities on these loans from 2020 to 2022 and improved the overall pricing;

◦
In April 2016, we modified our $400.0 million term loan initially due in 2018 and our Revolver by improving the financial covenants, extending the final maturities to 2021, and improving the overall pricing. We also lowered the unused commitment fee and we increased the borrowing capacity on the Revolver by $100.0 million to $400.0 million;

•
We repurchased 0.6 million common shares for approximately $13.3 million at an average per share price of $21.73. Since we announced our share buyback program in 2015, we have repurchased approximately 8.7 million shares for nearly $238.5 million. As of June 30, 2016, we had $161.5 million of remaining capacity under the share buyback program; and

•	We declared a cash dividend of $0.33 per share for both the first and second quarters of 2016.
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

Results of Operations

At each of June 30, 2016 and 2015, we owned 125 hotel properties.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2016 and 2015.  The non-comparable hotel properties include three acquisitions that were completed between January 1, 2015 and June 30, 2016, 24 dispositions that were completed between January 1, 2015 and June 30, 2016, and two hotel properties that were closed for renovations during all or a portion of the period between January 1, 2015 and June 30, 2016.

Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015

	For the three months ended June 30,
	2016	2015	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$277,039	$262,240	$14,799	5.6%
Food and beverage revenue	30,047	29,587	460	1.6%
Other operating department revenue	10,026	9,425	601	6.4%
Total revenue	$317,112	$301,252	$15,860	5.3%
Expense
Operating expense
Room expense	$59,085	$55,207	$3,878	7.0%
Food and beverage expense	20,525	20,492	33	0.2%
Management and franchise fee expense	32,762	31,677	1,085	3.4%
Other operating expense	61,950	59,228	2,722	4.6%
Total property operating expense	174,322	166,604	7,718	4.6%
Depreciation and amortization	40,849	37,778	3,071	8.1%
Property tax, insurance and other	19,302	18,281	1,021	5.6%
General and administrative	6,658	10,393	(3,735)	(35.9)%
Transaction and pursuit costs	80	853	(773)	(90.6)%
Total operating expense	241,211	233,909	7,302	3.1%
Operating income	75,901	67,343	8,558	12.7%
Other (expense) income	(326)	456	(782)	—
Interest income	414	363	51	14.0%
Interest expense	(14,789)	(12,335)	(2,454)	19.9%
Income from continuing operations before income tax expense	61,200	55,827	5,373	9.6%
Income tax expense	(2,482)	(89)	(2,393)	—
Income from continuing operations	58,718	55,738	2,980	5.3%
Gain on sale of hotel properties	22	672	(650)	(96.7)%
Net income	58,740	56,410	2,330	4.1%
Net income attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	(37)	(46)	9	(19.6)%
Noncontrolling interest in the Operating Partnership	(256)	(373)	117	(31.4)%
Net income attributable to common shareholders	$58,447	$55,991	$2,456	4.4%

Revenue

Total revenue increased $15.9 million, or 5.3%, to $317.1 million for the three months ended June 30, 2016 from $301.3 million for the three months ended June 30, 2015. The increase was the result of a $14.8 million increase in room revenue, a $0.5 million increase in food and beverage revenue and a $0.6 million increase in other operating department revenue.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $14.8 million, or 5.6%, to $277.0 million for the three months ended June 30, 2016 from $262.2 million for the three months ended June 30, 2015.  The increase was the result of a $9.6 million increase in room revenue attributable to the non-comparable properties and a $5.2 million increase in room revenue attributable to the comparable properties. The increase in room revenue from the comparable properties was attributable to a 2.0% increase in RevPAR, led by RevPAR increases in our Northern California, Louisville and Southern California markets of 9.6%, 7.8%, and 7.2%, respectively, which were partially offset by RevPAR decreases in our Houston and Chicago markets of 10.5% and 7.0%, respectively.

The following are the quarter-to-date key hotel operating statistics for the comparable properties owned at June 30, 2016 and 2015, respectively:

	For the three months ended June 30,
	2016	2015	% Change
Number of comparable properties (at end of period)	120	120	—
Occupancy	83.2%	83.0%	0.2%
ADR	$174.30	$171.35	1.7%
RevPAR	$145.03	$142.20	2.0%

Food and Beverage Revenue

Food and beverage revenue increased $0.5 million, or 1.6%, to $30.0 million for the three months ended June 30, 2016 from $29.6 million for the three months ended June 30, 2015. The increase was a result of a $0.5 million increase in food and beverage revenue attributable to the comparable properties.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $0.6 million, or 6.4%, to $10.0 million for the three months ended June 30, 2016 from $9.4 million for the three months ended June 30, 2015.  The increase was due to a $0.4 million increase in other operating department revenue attributable to the non-comparable properties and a $0.2 million increase in other operating department revenue attributable to the comparable properties.

Property Operating Expense

Property operating expense increased $7.7 million, or 4.6%, to $174.3 million for the three months ended June 30, 2016 from $166.6 million for the three months ended June 30, 2015. The increase includes a $3.7 million increase in property operating expense attributable to the non-comparable properties and a $4.0 million increase in property operating expense attributable to the comparable properties. The increase in property operating expense attributable to comparable properties was related to higher room expense, other operating department costs, and management and franchise fees.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $3.0 million, or 8.1%, to $40.8 million for the three months ended June 30, 2016 from $37.8 million for the three months ended June 30, 2015. The increase includes a $2.3 million increase in depreciation and amortization expense attributable to the non-comparable properties and additional depreciation expense of $0.7 million as a result of capital expenditures to improve our comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $1.0 million, or 5.6%, to $19.3 million for the three months ended June 30, 2016 from $18.3 million for the three months ended June 30, 2015.  The increase includes a $0.6 million increase in property tax, insurance and other expense attributable to the non-comparable properties and a $0.4 million increase in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense decreased $3.7 million, or 35.9%, to $6.7 million for the three months ended June 30, 2016 from $10.4 million for the three months ended June 30, 2015.  The decrease in general and administrative expense is primarily attributable to a decrease in the amortization of restricted share awards and performance units of $4.3 million, partially offset by a net increase of $0.6 million in other general and administrative costs, including legal fees and other professional fees and costs. The decrease in the amortization of restricted share awards and performance units was attributable to the forfeiture of restricted shares upon the resignation of the Company's President and Chief Executive Officer in May 2016.

Interest Expense

The components of our interest expense for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

	For the three months ended June 30,
	2016	2015	$ Change	% Change
Mortgage indebtedness	$3,963	$3,673	$290	7.9%
Revolver and Term Loans	9,617	8,294	1,323	16.0%
Amortization of deferred financing costs	1,209	1,024	185	18.1%
Capitalized interest	—	(656)	656	(100.0)%
Total interest expense	$14,789	$12,335	$2,454	19.9%

Interest expense increased $2.5 million, or 19.9%, to $14.8 million for the three months ended June 30, 2016 from $12.3 million for the three months ended June 30, 2015.  The increase in interest expense from mortgage indebtedness was due to an increase in the aggregate principal balance outstanding as a result of additional borrowing, partially offset by principal payments on the mortgage loans. The increase in interest expense from the Revolver and Term Loans was due to the entry into new interest rate swaps and additional borrowings on the Revolver and Term Loans. The increase in amortization of deferred financing costs was related to the accelerated amortization from debt refinancing transactions and additional amortization from the capitalized costs associated with those transactions. The decrease in capitalized interest was due to two major redevelopment projects that were in process during the second quarter of 2015 and were completed in the third quarter of 2015. There were no major redevelopment projects underway during the three months ended June 30, 2016.

Income Taxes

As part of our structure, we own taxable REIT subsidiaries ("TRS") that are subject to federal and state income taxes.  The effective tax rates were 4.1% and 0.2% for the three months ended June 30, 2016 and 2015, respectively.  Our tax expense increased $2.4 million to $2.5 million for the three months ended June 30, 2016 from $0.1 million for the three months ended June 30, 2015.  The increase was due to deferred tax expense arising from the utilization of net operating losses (“NOL”) carryforwards during the three months ended June 30, 2016. For the three months ended June 30, 2015, the utilization of NOLs was offset by a release of the corresponding valuation allowance, resulting in no net deferred tax expense. During the fourth quarter of 2015, we fully released the remaining valuation allowance against the NOLs. As a result of the full valuation allowance release, the utilization of the NOLs without an offsetting release of the valuation allowance during the three months ended June 30, 2016 resulted in deferred tax expense of $1.9 million during the period.

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

	For the six months ended June 30,
	2016	2015	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$516,552	$494,799	$21,753	4.4%
Food and beverage revenue	56,601	58,580	(1,979)	(3.4)%
Other operating department revenue	19,130	18,278	852	4.7%
Total revenue	$592,283	$571,657	$20,626	3.6%
Expense
Operating expense
Room expense	$114,113	$109,293	$4,820	4.4%
Food and beverage expense	40,342	41,256	(914)	(2.2)%
Management and franchise fee expense	61,263	59,719	1,544	2.6%
Other operating expense	121,971	119,809	2,162	1.8%
Total property operating expense	337,689	330,077	7,612	2.3%
Depreciation and amortization	81,579	74,981	6,598	8.8%
Property tax, insurance and other	39,457	38,324	1,133	3.0%
General and administrative	16,307	20,792	(4,485)	(21.6)%
Transaction and pursuit costs	159	988	(829)	(83.9)%
Total operating expense	475,191	465,162	10,029	2.2%
Operating income	117,092	106,495	10,597	10.0%
Other (expense) income	(24)	546	(570)	—
Interest income	810	808	2	0.2%
Interest expense	(29,681)	(25,843)	(3,838)	14.9%
Income from continuing operations before income tax expense	88,197	82,006	6,191	7.5%
Income tax expense	(3,958)	(464)	(3,494)	—
Income from continuing operations	84,239	81,542	2,697	3.3%
(Loss) gain on sale of hotel properties	(150)	22,970	(23,120)	—
Net income	84,089	104,512	(20,423)	(19.5)%
Net loss (income) attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	25	23	2	8.7%
Noncontrolling interest in the Operating Partnership	(370)	(694)	324	(46.7)%
Net income attributable to common shareholders	$83,744	$103,841	$(20,097)	(19.4)%

Revenue

Total revenue increased $20.6 million, or 3.6%, to $592.3 million for the six months ended June 30, 2016 from $571.7 million for the six months ended June 30, 2015. The increase was a result of a $21.8 million increase in room revenue and a $0.8 million increase in other operating department revenue, partially offset by a $2.0 million decrease in food and beverage revenue.

Room Revenue

Room revenue increased $21.8 million, or 4.4%, to $516.6 million for the six months ended June 30, 2016 from $494.8 million for the six months ended June 30, 2015.  This increase was the result of a $11.5 million increase in room revenue attributable to the comparable properties and a $10.3 million increase in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was attributable to a 1.8% increase in RevPAR, led by RevPAR increases in our Northern California, Southern California and Louisville markets of 17.8%, 9.4% and 6.1%, respectively, which were partially offset by RevPAR decreases in our Chicago and Houston markets of 9.2% and 9.0%, respectively.

The following are the year-to-date key hotel operating statistics for the comparable properties owned at June 30, 2016 and 2015, respectively:

	For the six months ended June 30,
	2016	2015	% Change
Number of comparable properties (at end of period)	120	120	—
Occupancy	79.5%	79.5%	—%
ADR	$169.96	$166.95	1.8%
RevPAR	$135.09	$132.67	1.8%

Food and Beverage Revenue

Food and beverage revenue decreased $2.0 million, or 3.4%, to $56.6 million for the six months ended June 30, 2016 from $58.6 million for the six months ended June 30, 2015. The decrease was a result of a $1.1 million decrease in food and beverage revenue attributable to the comparable properties and a $0.9 million decrease in food and beverage revenue attributable to the non-comparable properties.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as telephone charges and parking fees, increased $0.8 million, or 4.7%, to $19.1 million for the six months ended June 30, 2016 from $18.3 million for the six months ended June 30, 2015.  The increase was due to a $0.6 million increase in other operating department revenue attributable to the non-comparable properties and a $0.2 million increase in other operating department revenue attributable to the comparable properties.

Property Operating Expense

Property operating expense increased $7.6 million, or 2.3%, to $337.7 million for the six months ended June 30, 2016 from $330.1 million for the six months ended June 30, 2015. The increase includes a $7.0 million increase in property operating expense attributable to the comparable properties and a $0.6 million increase in property operating expense attributable to the non-comparable properties. The increase in property operating expense attributable to the comparable properties was related to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $6.6 million, or 8.8%, to $81.6 million for the six months ended June 30, 2016 from $75.0 million for the six months ended June 30, 2015. The increase includes a $4.6 million increase in depreciation and amortization expense attributable to the non-comparable properties and additional depreciation expense of $2.0 million as a result of capital expenditures to improve our comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $1.1 million, or 3.0%, to $39.5 million for the six months ended June 30, 2016 from $38.3 million for the six months ended June 30, 2015.  The increase includes a $0.7 million increase in property tax, insurance and other expense attributable to the non-comparable properties and a $0.5 million increase in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense decreased $4.5 million, or 21.6%, to $16.3 million for the six months ended June 30, 2016 from $20.8 million for the six months ended June 30, 2015.  The decrease in general and administrative expense is primarily attributable to a decrease in the amortization of restricted share awards and performance units of $5.8 million, partially offset by a net increase of $1.3 million in other general and administrative costs, including legal fees and other professional fees and costs. The decrease in the amortization of restricted share awards and performance units was attributable to the forfeiture of restricted shares upon the resignation of the Company's President and Chief Executive Officer in May 2016.

Interest Expense

The components of our interest expense for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

	For the six months ended June 30,
	2016	2015	$ Change	% Change
Mortgage indebtedness	$7,983	$8,836	$(853)	(9.7)%
Revolver and Term Loans	19,476	16,183	3,293	20.4%
Amortization of deferred financing costs	2,222	2,056	166	8.1%
Capitalized interest	—	(1,232)	1,232	(100.0)%
Total interest expense	$29,681	$25,843	$3,838	14.9%

Interest expense increased $3.9 million, or 14.9%, to $29.7 million for the six months ended June 30, 2016 from $25.8 million for the six months ended June 30, 2015.  The decrease in interest expense from mortgage indebtedness was due to a decrease in the principal balances outstanding as a result of principal payments on the mortgage loans. The increase in interest expense from the Revolver and Term Loans was due to the entry into new interest rate swaps and additional borrowings on the Revolver and Term Loans. The increase in amortization of deferred financing costs was related to accelerated amortization from debt refinancing transactions and additional amortization from the capitalized costs associated with those transactions. The decrease in capitalized interest was due to two major redevelopment projects that were in process during the six months ended June 30, 2015 and were completed in the third quarter of 2015. There were no major redevelopment projects underway during the six months ended June 30, 2016.

Income Taxes

The effective tax rates were 4.5% and 0.4% for the six months ended June 30, 2016 and 2015, respectively. Our tax expense increased $3.5 million to $4.0 million for the six months ended June 30, 2016 from $0.5 million for the six months ended June 30, 2015. The increase was due to deferred tax expense arising from the utilization of NOL carryforwards during the six months ended June 30, 2016. For the six months ended June 30, 2015, the utilization of NOLs was offset by a release of the corresponding valuation allowance, resulting in no net deferred tax expense. During the fourth quarter of 2015, we fully released the remaining valuation allowance against the NOLs. As a result of the full valuation allowance release, the utilization of the NOLs without an offsetting release of the valuation allowance during the six months ended June 30, 2016 resulted in deferred tax expense of $3.0 million during the period.

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

The following is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income	$58,740	$56,410	$84,089	$104,512
Depreciation and amortization	40,849	37,778	81,579	74,981
(Gain) loss on sale of hotel properties	(22)	(672)	150	(22,970)
Noncontrolling interest in consolidated joint venture	(37)	(46)	25	23
Adjustments related to consolidated joint venture (1)	(39)	(43)	(78)	(85)
FFO	99,491	93,427	165,765	156,461
Transaction and pursuit costs	80	853	159	988
Amortization of share-based compensation	(578)	3,768	2,014	7,791
Non-cash income tax expense	1,897	—	3,028	—
Loan related costs (2)	906	7	1,247	97
Other expenses (3)	330	—	686	—
Adjusted FFO	$102,126	$98,055	$172,899	$165,337

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(2)	Represents debt modification costs, debt extinguishment costs, and accelerated amortization of deferred financing costs.

(3)	Represents property-level severance costs.

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

The following is a reconciliation of our GAAP net income to EBITDA attributable to common shareholders and unitholders and Adjusted EBITDA attributable to common shareholders and unitholders for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income	$58,740	$56,410	$84,089	$104,512
Depreciation and amortization	40,849	37,778	81,579	74,981
Interest expense, net (1)	14,782	12,327	29,668	25,824
Income tax expense	2,482	89	3,958	464
Noncontrolling interest in consolidated joint venture	(37)	(46)	25	23
Adjustments related to consolidated joint venture (2)	(39)	(43)	(78)	(85)
EBITDA	116,777	106,515	199,241	205,719
Transaction and pursuit costs	80	853	159	988
(Gain) loss on sale of hotel properties	(22)	(672)	150	(22,970)
Amortization of share-based compensation	(578)	3,768	2,014	7,791
Loan related costs (3)	582	—	924	—
Other expenses (4)	330	—	686	—
Adjusted EBITDA	$117,169	$110,464	$203,174	$191,528

(1)
Excludes amounts attributable to investment in loans of $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2015, respectively.

(2)	Includes depreciation and amortization expense allocated to the noncontrolling interest in joint venture.

(3)	Represents debt modification and debt extinguishment costs.

(4)	Represents property-level severance costs.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolver, of which $400.0 million was available at June 30, 2016, or proceeds from public offerings of common shares.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional properties and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties and scheduled debt payments, at maturity or otherwise. We expect to meet our long-term liquidity requirements through various sources of capital, including our Revolver and future equity (including OP units) or debt offerings, existing working capital, net cash provided by operations, long-term hotel mortgage indebtedness and other secured and unsecured borrowings.

Sources and Uses of Cash

As of June 30, 2016, we had $160.1 million of cash and cash equivalents as compared to $134.2 million at December 31, 2015.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $164.2 million and $145.9 million for the six months ended June 30, 2016 and 2015, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" for further discussion of our operating results for the six months ended June 30, 2016.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $44.7 million for the six months ended June 30, 2016 primarily due to $41.3 million in routine capital improvements and additions to hotel properties and the net funding of the restricted cash reserves of $5.8 million. The net cash flow used in investing activities was partially offset by $2.6 million of net proceeds from the sale of one property.

Net cash flow provided by investing activities totaled $159.0 million for the six months ended June 30, 2015 primarily due to $227.8 million of net proceeds from the sale of 21 properties and a net decrease in the restricted cash reserves of $3.1 million. The net cash flow provided by investing activities was partially offset by $47.3 million in routine capital improvements and additions to the hotel properties, $17.4 million related to two major redevelopment projects and $7.0 million of purchase deposits paid.

Cash flows from Financing Activities

Net cash flow used in financing activities totaled $93.6 million for the six months ended June 30, 2016 primarily due to $82.8 million in distributions to shareholders and unitholders, $13.3 million paid to repurchase common shares under a share repurchase program, and $5.3 million in deferred financing cost payments. The net cash flow used in financing activities was partially offset by $11.0 million in additional mortgage loan debt.

Net cash flow used in financing activities totaled $303.5 million for the six months ended June 30, 2015 primarily due to $155.8 million in payments of mortgage loans principal, $83.8 million in distributions to shareholders and unitholders, $59.8 million paid to repurchase common shares under a share repurchase program, and $3.8 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2015 Equity Incentive Plan.

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

From time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. In addition, upon acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserves. To the extent that the FF&E reserves are not available or sufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with cash and cash equivalents on hand, our Revolver, and/or other sources of available liquidity.

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2016, approximately $61.1 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2016, we had approximately $1.6 billion of total variable rate debt outstanding (or 97.9% of total indebtedness) with a weighted-average interest rate of 3.26% per annum. After taking into consideration the effect of interest rate swaps, $142.0 million (or 8.9% of total indebtedness) was subject to variable rates. If market interest rates on our variable rate debt outstanding as of June 30, 2016 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.4 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2016, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt (1)(2)	$234	$594	$626	$660	$691	$30,123	$32,928
Weighted-average interest rate	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%
Variable rate debt (2)	$1,500	$153,000	$143,250	$625,000	$—	$635,000	$1,557,750
Weighted-average interest rate (3)	4.04%	4.00%	4.04%	3.19%	—%	2.98%	3.26%
Total	$1,734	$153,594	$143,876	$625,660	$691	$665,123	$1,590,678

(1)	Excludes $1.1 million related to a fair value adjustment of $1.3 million on mortgage debt assumed in conjunction with an acquisition, net of accumulated amortization of $0.2 million.

(2)	Excludes $6.6 million and $2.0 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.

(3)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements. As of June 30, 2016, the estimated fair value of our fixed rate debt was $34.7 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $1.7 million.

Item 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Except as set forth below, the Company did not sell any securities during the quarter ended June 30, 2016 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

During the six months ended June 30, 2016, the Company repurchased and retired 610,607 of its common shares for approximately $13.3 million in connection with its share repurchase program.

During the six months ended June 30, 2016, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2015 Plan.

The following table summarizes all of the share repurchases during the six months ended June 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2016 through January 31, 2016	396	$18.18	—	9,557,899
February 1, 2016 through February 29, 2016	22,340	$19.52	—	8,336,384
March 1, 2016 through March 31, 2016	520,160	$22.11	510,498	7,147,056
April 1, 2016 through April 30, 2016	389	$21.58	—	7,761,018
May 1, 2016 through May 31, 2016	74,494	$19.53	52,715	7,931,901
June 1, 2016 through June 30, 2016	47,394	$20.72	47,394	7,531,127
Total	665,173		610,607

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

RLJ LODGING TRUST

Dated: August 4, 2016	/s/ ROSS H. BIERKAN
Ross H. Bierkan
President, Chief Executive Officer, Chief Investment Officer and Trustee

Dated: August 4, 2016	/s/ LESLIE D. HALE
Leslie D. Hale
Chief Operating Officer, Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

Dated: August 4, 2016	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1
Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant's Registration Statement on Form S-11 (File. No. 333-172011) filed on May 5, 2011)

3.2
Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 7, 2015)

3.3
Articles Supplementary to Articles of Amendment and Restatement of Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 2015)

3.4
Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2016)

3.5	Third Amended and Restated Bylaws of RLJ Lodging Trust (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on May 5, 2016)
10.1
Letter Agreement, dated as of April 25, 2016, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Thomas J. Baltimore, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 27, 2016)

10.2
Second Amended and Restated Credit Agreement, dated as of April 22, 2016, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 28, 2016)

10.3
Second Amended and Restated Guaranty, dated as of April 22, 2016, by and among RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto and Wells Fargo Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 28, 2016)

10.4
Fourth Amendment to Term Loan Agreement and First Amendment to Guaranty, dated as of April 22, 2016, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 28, 2016)

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