Form 10-Q
period 2016-09-30
RLJ Lodging Trust
filed 2016-11-03
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
As of October 26, 2016, 124,298,143 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Investment in hotel properties, net	$3,599,818	$3,674,999
Cash and cash equivalents	178,627	134,192
Restricted cash reserves	65,368	55,455
Hotel and other receivables, net of allowance of $182 and $117, respectively	37,874	25,755
Deferred income tax asset	45,761	49,978
Prepaid expense and other assets	37,584	32,563
Total assets	$3,965,032	$3,972,942
Liabilities and Equity
Mortgage loans, net	$414,104	$406,049
Term Loans and Revolver, net	1,168,893	1,169,437
Accounts payable and other liabilities	143,943	129,192
Deferred income tax liability	9,801	9,801
Advance deposits and deferred revenue	12,313	11,647
Accrued interest	3,206	4,883
Distributions payable	41,381	41,409
Total liabilities	1,793,641	1,772,418

Commitments and Contingencies (Note 10)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 124,299,663 and 124,635,675 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,243	1,246
Additional paid-in capital	2,185,821	2,195,732
Accumulated other comprehensive loss	(32,746)	(16,602)
Retained earnings	3,940	2,439
Total shareholders’ equity	2,158,258	2,182,815
Noncontrolling interest:
Noncontrolling interest in consolidated joint venture	5,925	6,177
Noncontrolling interest in the Operating Partnership	7,208	11,532
Total noncontrolling interest	13,133	17,709
Total equity	2,171,391	2,200,524
Total liabilities and equity	$3,965,032	$3,972,942

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenue
Operating revenue
Room revenue	$260,659	$253,163	$777,211	$747,962
Food and beverage revenue	26,001	27,027	82,602	85,607
Other operating department revenue	9,599	9,230	28,729	27,508
Total revenue	$296,259	$289,420	$888,542	$861,077
Expense
Operating expense
Room expense	$59,671	$56,310	$173,783	$165,603
Food and beverage expense	19,135	19,494	59,477	60,750
Management and franchise fee expense	29,607	28,985	90,869	88,704
Other operating expense	62,162	61,676	184,133	181,485
Total property operating expense	170,575	166,465	508,262	496,542
Depreciation and amortization	40,953	39,847	122,532	114,828
Property tax, insurance and other	20,575	19,458	60,032	57,782
General and administrative	7,215	8,249	23,522	29,041
Transaction and pursuit costs	98	2,017	257	3,005
Total operating expense	239,416	236,036	714,605	701,198
Operating income	56,843	53,384	173,937	159,879
Other income	112	557	86	1,103
Interest income	430	373	1,240	1,181
Interest expense	(14,552)	(14,042)	(44,233)	(39,885)
Income from continuing operations before income tax expense	42,833	40,272	131,030	122,278
Income tax expense	(1,439)	(151)	(5,397)	(615)
Income from continuing operations	41,394	40,121	125,633	121,663
(Loss) gain on sale of hotel properties	(5)	812	(155)	23,782
Net income	41,389	40,933	125,478	145,445
Net income attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	(32)	(49)	(7)	(26)
Noncontrolling interest in the Operating Partnership	(183)	(290)	(553)	(984)
Net income attributable to common shareholders	$41,174	$40,594	$124,918	$144,435

Basic per common share data:
Net income per share attributable to common shareholders	$0.33	$0.32	$1.00	$1.10
Weighted-average number of common shares	123,621,323	127,663,480	123,635,010	129,855,686

Diluted per common share data:
Net income per share attributable to common shareholders	$0.33	$0.31	$1.00	$1.10
Weighted-average number of common shares	123,836,452	128,143,154	123,859,753	130,410,613

Amounts attributable to the Company’s common shareholders:
Income from continuing operations	$41,179	$39,788	$125,072	$120,819
(Loss) gain on sale of hotel properties	(5)	806	(154)	23,616
Net income attributable to common shareholders	$41,174	$40,594	$124,918	$144,435

Comprehensive income:
Net income	$41,389	$40,933	$125,478	$145,445
Unrealized gain (loss) on interest rate derivatives	9,470	(15,166)	(16,144)	(18,650)
Comprehensive income	50,859	25,767	109,334	126,795
Comprehensive income attributable to the noncontrolling interest in consolidated joint venture	(32)	(49)	(7)	(26)
Comprehensive income attributable to the noncontrolling interest in the Operating Partnership	(183)	(290)	(553)	(984)
Comprehensive income attributable to the Company	$50,644	$25,428	$108,774	$125,785

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interest
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interest	Total Equity
Balance at December 31, 2015	124,635,675	$1,246	$2,195,732	$2,439	$(16,602)	$11,532	$6,177	$17,709	$2,200,524
Net income	—	—	—	124,918	—	553	7	560	125,478
Unrealized loss on interest rate derivatives	—	—	—	—	(16,144)	—	—	—	(16,144)
Distribution to joint venture partner	—	—	—	—	—	—	(259)	(259)	(259)
Redemption of Operating Partnership units	335,250	3	4,322	—	—	(4,325)	—	(4,325)	—
Issuance of restricted stock	581,544	6	(6)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	3,935	—	—	—	—	—	3,935
Share grants to trustees	2,554	—	57	—	—	—	—	—	57
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(218,443)	(2)	(4,958)	—	—	—	—	—	(4,960)
Shares acquired as part of a share repurchase program	(610,607)	(6)	(13,265)	—	—	—	—	—	(13,271)
Forfeiture of restricted stock	(426,310)	(4)	4	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(123,417)	—	(552)	—	(552)	(123,969)
Balance at September 30, 2016	124,299,663	$1,243	$2,185,821	$3,940	$(32,746)	$7,208	$5,925	$13,133	$2,171,391

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interest
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interest	Total Equity
Balance at December 31, 2014	131,964,706	$1,319	$2,419,731	$(46,415)	$(13,644)	$11,198	$6,295	$17,493	$2,378,484
Net income	—	—	—	144,435	—	984	26	1,010	145,445
Unrealized loss on interest rate derivatives	—	—	—	—	(18,650)	—	—	—	(18,650)
Distributions to joint venture partner	—	—	—	—	—	—	(195)	(195)	(195)
Issuance of restricted stock	1,126,431	11	(11)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	10,488	—	—	—	—	—	10,488
Share grants to trustees	3,477	—	99	—	—	—	—	—	99
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(363,512)	(3)	(11,026)	—	—	—	—	—	(11,029)
Shares acquired as part of a share repurchase program	(6,992,708)	(70)	(199,874)	—	—	—	—	—	(199,944)
Forfeiture of restricted stock	(12,376)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(128,237)	—	(885)	—	(885)	(129,122)
Balance at September 30, 2015	125,726,018	$1,257	$2,219,407	$(30,217)	$(32,294)	$11,297	$6,126	$17,423	$2,175,576

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$125,478	$145,445
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties	155	(23,782)
Depreciation and amortization	122,532	114,828
Amortization of deferred financing costs	3,103	3,111
Amortization of deferred management fees	563	595
Accretion of interest income on investment in loan	(430)	(275)
Share grants to trustees	57	99
Amortization of share-based compensation	3,935	10,488
Deferred income taxes	4,217	(652)
Changes in assets and liabilities:
Hotel and other receivables, net	(12,119)	(13,644)
Prepaid expense and other assets	(3,932)	1,773
Accounts payable and other liabilities	7,856	(9,065)
Advance deposits and deferred revenue	666	2,204
Accrued interest	(1,677)	1,806
Net cash flow provided by operating activities	250,404	232,931
Cash flows from investing activities
Acquisition of hotel properties, net	—	(143,769)
Proceeds from the sale of hotel properties, net	2,629	232,938
Improvements and additions to hotel properties	(58,881)	(100,252)
Additions to property and equipment	(211)	(919)
(Increase) decrease in restricted cash reserves, net	(9,913)	7,115
Net cash flow used in investing activities	(66,376)	(4,887)
Cash flows from financing activities
Borrowings under Revolver	51,000	—
Repayments under Revolver	(51,000)	—
Borrowings on term loans	—	150,000
Proceeds from mortgage loans	11,000	7,000
Payments of mortgage loans principal	(2,760)	(165,747)
Repurchase of common shares under a share repurchase program	(13,271)	(199,944)
Repurchase of common shares to satisfy employee withholding requirements	(4,960)	(11,029)
Distributions on common shares	(123,345)	(128,602)
Distributions on Operating Partnership units	(654)	(858)
Payments of deferred financing costs	(5,344)	(666)
Distribution to joint venture partner	(259)	(195)
Net cash flow used in financing activities	(139,593)	(350,041)
Net change in cash and cash equivalents	44,435	(121,997)
Cash and cash equivalents, beginning of period	134,192	262,458
Cash and cash equivalents, end of period	$178,627	$140,461

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2016, there were 124,858,413 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.6% of the outstanding OP units.

As of September 30, 2016, the Company owned 125 hotel properties with approximately 20,800 rooms, located in 21 states and the District of Columbia, and an interest in one mortgage loan secured by a hotel.  The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its hotel properties, with the exception of the DoubleTree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 98.3% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in the hotel operations related to this hotel. An independent operator manages the operations of each hotel property.

2.              Summary of Significant Accounting Policies

The Company's Annual Report on Form 10-K for the year ended December 31, 2015 contains a discussion of the significant accounting policies. Other than noted below, there have been no other significant changes to the Company's significant accounting policies since December 31, 2015.

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. The unaudited financial statements include all adjustments that are necessary, in the opinion of management, to fairly state the consolidated balance sheets, statements of operations and comprehensive income, statements of changes in equity and statements of cash flows.

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

Share-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The new guidance includes provisions that are intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2016, and the interim periods within those annual periods. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company early adopted this guidance during the quarterly period ended March 31, 2016, and the adoption had no effect on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the new accounting guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance will require lessees to recognize a right-of-use asset and a lease liability for most of their leases on the balance sheet, and an entity will need to classify its leases as either an operating or finance lease in order to determine the income statement presentation. Lessors will classify their leases as either operating, direct financing, or sales-type leases, and leveraged leases have been eliminated in the new guidance. The guidance is effective for annual reporting periods beginning after December 15, 2018, and the interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of the new accounting guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 31, 2017, and the interim periods within those annual periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period, and the guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of the new accounting guidance on its consolidated financial statements.

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land and improvements	$736,600	$736,709
Buildings and improvements	3,226,780	3,205,704
Furniture, fixtures and equipment	594,981	571,118
Intangible assets	2,507	2,507
	4,560,868	4,516,038
Accumulated depreciation and amortization	(961,050)	(841,039)
Investment in hotel properties, net	$3,599,818	$3,674,999

For the three and nine months ended September 30, 2016, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $40.9 million and $122.3 million, respectively. For the three and nine months ended September 30, 2015, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $39.7 million and $114.5 million, respectively.

Impairment

The Company determined that there was no impairment of any assets for either the three and nine months ended September 30, 2016 or 2015.

4.              Acquisition of Hotel Properties

During the nine months ended September 30, 2016, the Company did not acquire any hotel properties.

During the nine months ended September 30, 2015, the Company acquired a 100% interest in the following hotel properties:

Property Name	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hyatt Place Washington DC Downtown K Street	Washington, DC	July 15, 2015	Aimbridge Hospitality	164	$68,000
Homewood Suites Seattle Lynnwood	Lynnwood, WA	July 20, 2015	InnVentures	170	37,900
Residence Inn Palo Alto Los Altos (1)	Los Altos, CA	September 25, 2015	InnVentures	156	70,000
				490	$175,900

(1)	In connection with this acquisition, the Company assumed a $33.4 million mortgage loan with a fair value at assumption of $34.7 million.

The allocation of the purchase price for the hotel properties acquired during the nine months ended September 30, 2015 was as follows (in thousands):

For the nine months ended September 30, 2015
Land and improvements	$31,692
Buildings and improvements	131,960
Furniture, fixtures and equipment	13,517
Fair value adjustment on mortgage debt assumed	(1,269)
Total purchase price	$175,900

See Note 14 for the detail of the other assets acquired and the liabilities assumed in conjunction with the Company's acquisitions.

For the hotel properties acquired during the nine months ended September 30, 2015, the total revenues and net loss from the date of acquisition through September 30, 2015 are included in the accompanying consolidated statements of operations as follows (in thousands):

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
Revenue	$3,905	$3,905
Net loss	$(1,674)	$(1,674)

The following unaudited condensed pro forma financial information presents the results of operations as if the 2015 acquisitions had taken place on January 1, 2014. The unaudited condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2015 acquisitions had taken place on January 1, 2014, nor does it purport to represent the results of operations for future periods.  The unaudited condensed pro forma financial information is as follows (in thousands, except share and per share data):

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
Revenue	$293,099	$874,190
Net income attributable to common shareholders	$43,322	$148,473
Net income per share attributable to common shareholders - basic	$0.34	$1.14
Net income per share attributable to common shareholders - diluted	$0.34	$1.13
Weighted average number of shares outstanding - basic	127,663,480	129,855,686
Weighted average number of shares outstanding - diluted	128,143,154	130,410,613

5.            Sale of Hotel Properties

During the nine months ended September 30, 2016, the Company sold one hotel property for a sale price of approximately $2.9 million. In conjunction with this transaction, the Company recorded a $0.2 million loss on sale which is included in the accompanying consolidated statement of operations.

The following table discloses the hotel property that was sold during the nine months ended September 30, 2016:

Property Name	Location	Sale Date	Rooms
Holiday Inn Express Merrillville	Merrillville, IN	February 22, 2016	62
		Total	62

During the nine months ended September 30, 2015, the Company sold 22 hotel properties in three transactions for a total sale price of approximately $238.5 million. In conjunction with these transactions, the Company recorded a $23.8 million gain on sale, which is included in the accompanying consolidated statement of operations.

The following table provides a list of the hotel properties that were sold during the nine months ended September 30, 2015:

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

6.              Debt

Term Loans and Revolver

The Company has the following unsecured credit agreements in place:

•	$400.0 million revolving credit facility with a scheduled maturity date of April 22, 2020 with a one-year extension option if certain conditions are satisfied (the "Revolver");

•
$400.0 million term loan with a scheduled maturity date of March 20, 2019 (the "$400 Million Term Loan Maturing 2019"). This term loan was referred to as the 2012 Five-Year Term Loan in periodic filings prior to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2016;

•
$225.0 million term loan with a scheduled maturity date of November 20, 2019 (the "$225 Million Term Loan Maturing 2019"). This term loan was referred to as the 2012 Seven-Year Term Loan in periodic filings prior to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2016;

•
$400.0 million term loan with a scheduled maturity date of April 22, 2021 (the "$400 Million Term Loan Maturing 2021"). This term loan was referred to as the 2013 Five-Year Term Loan in periodic filings prior to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2016; and

•
$150.0 million term loan with a scheduled maturity date of January 22, 2022 (the "$150 Million Term Loan Maturing 2022"). This term loan was referred to as the 2014 Seven-Year Term Loan in periodic filings prior to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2016.

The $400 Million Term Loan Maturing 2019, the $225 Million Term Loan Maturing 2019, the $400 Million Term Loan Maturing 2021, and the $150 Million Term Loan Maturing 2022 are collectively the "Term Loans". The Term Loans and Revolver are subject to customary financial covenants. As of September 30, 2016 and December 31, 2015, the Company was in compliance with all financial covenants.

As of September 30, 2016 and December 31, 2015, the details of the unsecured credit agreements were as follows (in thousands):

			Outstanding Borrowings at
	Interest Rate at September 30, 2016 (1)	Maturity Date	September 30, 2016	December 31, 2015
Revolver (2)	2.03%	April 2020	$—	$—
$400 Million Term Loan Maturing 2019	2.72%	March 2019	400,000	400,000
$225 Million Term Loan Maturing 2019	4.04%	November 2019	225,000	225,000
$400 Million Term Loan Maturing 2021	2.92%	April 2021	400,000	400,000
$150 Million Term Loan Maturing 2022	3.43%	January 2022	150,000	150,000
			1,175,000	1,175,000
Deferred financing costs, net (3)			(6,107)	(5,563)
Total			$1,168,893	$1,169,437

(1)	Interest rate at September 30, 2016 gives effect to interest rate hedges.

(2)	At September 30, 2016 and December 31, 2015, there was $400.0 million and $300.0 million of borrowing capacity on the Revolver, respectively.

(3)
Excludes $2.5 million and $0.8 million as of September 30, 2016 and December 31, 2015, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

Mortgage Loans

As of September 30, 2016 and December 31, 2015, the Company was subject to the following mortgage loans (in thousands):

						Principal balance at
Lender	Number of Assets Encumbered	Interest Rate at September 30, 2016 (1)		Maturity Date		September 30, 2016	December 31, 2015
Wells Fargo	4	4.00%	(2)	October 2017	(3)	$150,000	$150,000
Wells Fargo (4)	4	4.04%		March 2018	(3)	147,000	149,250
PNC Bank (5)	5	2.63%	(2)	March 2021	(6)	85,000	74,000
Wells Fargo (7)	1	5.25%		June 2022		33,854	34,505
						415,854	407,755
Deferred financing costs, net						(1,750)	(1,706)
Total	14					$414,104	$406,049

(1)	Interest rate at September 30, 2016 gives effect to interest rate hedges.

(2)	Requires payments of interest only through maturity.

(3)	Maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

(4)	Two of the four hotels encumbered by the Wells Fargo loan are cross-collateralized.

(5)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(6)	Maturity date may be extended for two one-year terms at the Company’s option, subject to certain lender requirements.

(7)
Includes $1.1 million and $1.2 million at September 30, 2016 and December 31, 2015, respectively, related to a fair value adjustment of $1.3 million on mortgage debt assumed in conjunction with an acquisition, net of accumulated amortization of $0.2 million and $0.1 million at September 30, 2016 and December 31, 2015, respectively.

Certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with all financial covenants at September 30, 2016 and December 31, 2015.

Interest Expense

For the three and nine months ended September 30, 2016 and 2015, the components of interest expense were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Mortgage loans	$4,009	$3,687	$11,992	$12,523
Term Loans and Revolver	9,662	9,842	29,138	26,025
Amortization of deferred financing costs	881	1,055	3,103	3,111
Capitalized interest	—	(542)	—	(1,774)
Total interest expense	$14,552	$14,042	$44,233	$39,885

7.              Derivatives and Hedging

As of September 30, 2016 and December 31, 2015, the Company had entered into the following interest rate swaps (in thousands):

	Notional value at				Fair value at
Hedge type	September 30, 2016	December 31, 2015	Interest rate	Maturity	September 30, 2016	December 31, 2015
Swap-cash flow	$275,000	$275,000	1.12%	November 2017	$(1,467)	$(1,014)
Swap-cash flow	175,000	175,000	1.56%	March 2018	(2,254)	(2,190)
Swap-cash flow	175,000	175,000	1.64%	March 2018	(2,447)	(2,478)
Swap-cash flow	16,170	16,418	1.83%	September 2018	(348)	(312)
Swap-cash flow	16,170	16,418	1.75%	September 2018	(324)	(279)
Swap-cash flow	39,690	40,298	1.83%	September 2018	(854)	(765)
Swap-cash flow	40,670	41,292	1.75%	September 2018	(814)	(701)
Swap-cash flow	17,640	17,910	1.83%	September 2018	(380)	(340)
Swap-cash flow	16,660	16,915	1.75%	September 2018	(334)	(287)
Swap-cash flow	125,000	125,000	2.02%	March 2019	(3,838)	(3,186)
Swap-cash flow	100,000	100,000	1.94%	March 2019	(2,884)	(2,308)
Swap-cash flow	125,000	125,000	1.27%	March 2019	(1,495)	(115)
Swap-cash flow (1)	100,000	100,000	1.96%	March 2019	(1,391)	(321)
Swap-cash flow (1)	50,000	50,000	1.85%	March 2019	(621)	(87)
Swap-cash flow (1)	50,000	50,000	1.81%	March 2019	(596)	(62)
Swap-cash flow (1)	25,000	25,000	1.74%	March 2019	(276)	(9)
Swap-cash flow (2)	33,000	33,000	1.80%	September 2020	(449)	98
Swap-cash flow (2)	82,000	82,000	1.80%	September 2020	(1,115)	245
Swap-cash flow (2)	35,000	35,000	1.80%	September 2020	(476)	104
Swap-cash flow	143,000	143,000	1.81%	October 2020	(5,306)	(2,196)
Swap-cash flow (3)	100,000	—	1.15%	April 2021	(272)	—
Swap-cash flow	50,000	50,000	1.61%	June 2021	(1,568)	(97)
Swap-cash flow	50,000	50,000	1.56%	June 2021	(1,433)	59
Swap-cash flow	50,000	50,000	1.71%	June 2021	(1,804)	(361)
	$1,890,000	$1,792,251			$(32,746)	$(16,602)

(1)	Effective between the maturity of the existing swap in November 2017 and the maturity of the debt in March 2019.

(2)	Effective between the maturity of the existing swaps in September 2018 and September 2020.

(3)	Effective between the maturity of the existing swaps in March 2018 and the maturity of the debt in April 2021.

 At September 30, 2016 and December 31, 2015, the aggregate fair value of the interest rate swap liabilities of $32.7 million and $17.1 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets. At December 31, 2015, the aggregate fair value of the interest rate swap assets of $0.5 million was included in prepaid expense and other assets in the accompanying consolidated balance sheets.

As of September 30, 2016 and December 31, 2015, there was approximately $32.7 million and $16.6 million, respectively, in unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on the designated hedges during the three and nine month periods ended September 30, 2016 and 2015. For the three and nine months ended September 30, 2016, approximately $4.0 million and $12.3 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense. For the three and nine months ended September 30, 2015, approximately $5.0 million and $13.3 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense. Approximately $13.2 million of the net unrealized losses included in accumulated other comprehensive loss at September 30, 2016 is expected to be reclassified into interest expense within the next 12 months.

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

•
Mortgage loans and borrowings — The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value because the interest rates are at, or approximate, market interest rates.  The Company determined that its mortgage loans and borrowings are classified in Level 3 of the fair value hierarchy.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 (in thousands):

	Fair Value at September 30, 2016
	Level 1	Level 2	Level 3	Total
Interest rate swap liability	$—	$(32,746)	$—	$(32,746)
Total	$—	$(32,746)	$—	$(32,746)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$506	$—	$506
Interest rate swap liability	$—	$(17,108)	$—	$(17,108)
Total	$—	$(16,602)	$—	$(16,602)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of September 30, 2016 and December 31, 2015.

10.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of September 30, 2016 and December 31, 2015, approximately $65.4 million and $55.5 million, respectively, was available in restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Neither the Company nor any of its subsidiaries are currently involved in any regulatory or legal proceedings that management believes will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Management Agreements

As of September 30, 2016, 125 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years. This number includes five and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively. Each management company receives a base management fee generally between 3.0% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally equal to 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2016, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $10.6 million and $34.2 million, respectively. For the three and nine months ended September 30, 2015, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $10.4 million and $33.8 million, respectively.

Franchise Agreements

As of September 30, 2016, 110 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes five and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively. Franchise agreements allow the properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee generally between 1.5% and 3.0% of food and beverage revenues.  Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2016, the Company incurred franchise fee expense of approximately $19.0 million and $56.6 million, respectively. For the three and nine months ended September 30, 2015, the Company incurred franchise fee expense of approximately $18.6 million and $54.9 million, respectively.

11.       Equity

In 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $400.0 million of the Company's common shares through December 31, 2016. During the nine months ended September 30, 2016, the Company repurchased and retired 610,607 of its common shares for approximately $13.3 million. As of September 30, 2016, the share repurchase program had a remaining capacity of $161.5 million. During the nine months ended September 30, 2015, the Company repurchased and retired 6,992,708 of its common shares for approximately $199.9 million.

The Company consolidates its Operating Partnership, a majority-owned limited partnership that has a noncontrolling interest. The outstanding units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company. During the nine months ended September 30, 2016, the Company issued 335,250 common shares of beneficial interest in exchange for redeemed units. After the redemption, 558,750 operating partnership units remain outstanding.

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

A summary of the unvested restricted shares as of September 30, 2016 is as follows:

	2016
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	540,885	$26.73
Granted (1)	584,098	20.73
Vested (1)	(213,385)	23.67
Forfeited (2)	(292,843)	23.71
Unvested at September 30,	618,755	$23.55

(1)	Includes 2,554 unrestricted shares that were issued in lieu of cash compensation to non-employee trustees at a weighted-average grant date fair value of $22.26.

(2)	Includes the forfeiture of 285,926 unvested restricted shares upon the resignation of the Company's President and Chief Executive Officer in May 2016.

For the three and nine months ended September 30, 2016, the Company recognized approximately $1.6 million and $5.0 million, respectively, of share-based compensation expense related to restricted share awards, which includes a benefit of $0.5 million for the nine months ended September 30, 2016 as a result of the forfeiture of unvested restricted shares upon the resignation of the Company's President and Chief Executive Officer in May 2016. For the three and nine months ended September 30, 2015, the Company recognized approximately $2.0 million and $7.6 million, respectively, of share-based compensation expense related to restricted share awards. As of September 30, 2016, there was $13.6 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.5 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the nine months ended September 30, 2016 was approximately $4.5 million.

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

For the three and nine months ended September 30, 2016, the Company recognized a share-based compensation expense of $0.3 million and a share-based compensation benefit of $1.1 million, respectively, related to the performance unit awards, which included a benefit of $2.3 million for the nine months ended September 30, 2016 as a result of the forfeiture of unvested restricted shares related to the conversion of the performance units upon the resignation of the Company's President and Chief Executive Officer in May 2016. For the three and nine months ended September 30, 2015, the Company recognized $0.7 million and $2.9 million, respectively, of share-based compensation expense related to the performance unit awards. As of September 30, 2016, there was $2.6 million of total unrecognized compensation cost related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 3.2 years. The total fair value of the vested restricted shares related to the conversion of the performance units (calculated as the number of restricted shares issued multiplied by the vesting date share price) during the nine months ended September 30, 2016 was approximately $6.7 million.

As of September 30, 2016, there were 3,964,629 common shares available for future grant under the 2015 Plan.

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

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and nine months ended September 30, 2016 and 2015, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to common shareholders	$41,174	$40,594	$124,918	$144,435
Less: Dividends paid on unvested restricted shares	(204)	(346)	(891)	(863)
Less: Undistributed earnings attributable to unvested restricted shares	(1)	—	(8)	(136)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$40,969	$40,248	$124,019	$143,436

Denominator:
Weighted-average number of common shares - basic	123,621,323	127,663,480	123,635,010	129,855,686
Unvested restricted shares	194,210	479,674	224,743	554,927
Unvested performance units	20,919	—	—	—
Weighted-average number of common shares - diluted	123,836,452	128,143,154	123,859,753	130,410,613

Net income per share attributable to common shareholders - basic	$0.33	$0.32	$1.00	$1.10

Net income per share attributable to common shareholders - diluted	$0.33	$0.31	$1.00	$1.10

14.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2016	2015
Interest paid, net of capitalized interest	$42,807	$34,968

Income taxes paid	$1,560	$1,391

Supplemental investing and financing transactions
In conjunction with the acquisitions, the Company recorded the following:
Purchase of real estate	$—	$175,900
Restricted cash reserves	—	1,548
Accounts receivable	—	179
Other assets	—	120
Mortgage debt assumed	—	(33,389)
Advance deposits	—	(46)
Accounts payable and other liabilities	—	(543)
Acquisition of hotel properties, net	$—	$143,769

In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$2,850	$238,450
Transaction costs	(122)	(8,781)
Operating prorations	(99)	3,269
Proceeds from the sale of hotel properties, net	$2,629	$232,938

Supplemental non-cash transactions
Accrued capital expenditures	$2,500	$3,147

Redemption of Operating Partnership units	$4,325	$—

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

Our strategy is to acquire primarily premium-branded, focused-service and compact full-service hotels. Focused-service and compact full-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets and meeting space, and require fewer employees than traditional full-service hotels. We believe these types of hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve RevPAR levels at or close to those achieved by traditional full-service hotels while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

As we look at economic factors that could impact our business, we find that the consumer is generally in good health despite soft business spending and corporate profits. Job creation remains positive, wages are increasing at a moderate pace, inflation remains low and oil prices appear to have stabilized. However, slowing global economic growth and the strong dollar are expected to remain as macro headwinds. We remain hopeful that positive employment trends and an improving consumer balance sheet will continue to drive economic expansion in the U.S.

We are cautiously optimistic that the U.S. economy will continue to grow at a moderate rate and support positive RevPAR growth. Lodging demand remains at record levels and while select markets are seeing new rooms supply, in aggregate, supply growth currently remains below long-term historical averages. Accordingly, we remain cautiously optimistic that we will continue to see modest RevPAR growth in the upcoming quarters.

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

As of September 30, 2016, we owned 125 hotels with approximately 20,800 rooms, located in 21 states and the District of Columbia, and an interest in a mortgage loan secured by a hotel.  We own, through wholly-owned subsidiaries, 100% of the interests in all properties, with the exception of one property in which we own a 98.3% controlling interest in a joint venture.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of September 30, 2016, we owned, through a combination of direct and indirect interests, 99.6% of the units of limited partnership in the Operating Partnership ("OP units").

Recent Significant Activities

Our recent significant activities reflect our commitment to creating long-term shareholder value through enhancing our portfolio’s quality, recycling capital and maintaining a prudent capital structure. During the nine months ended September 30, 2016, the following significant activities took place:

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

•
We repurchased 0.6 million common shares for approximately $13.3 million at an average per share price of $21.73. Since we announced our share buyback program in 2015, we have repurchased approximately 8.7 million shares for nearly $238.5 million. As of September 30, 2016, we had $161.5 million of remaining capacity under the share buyback program; and

•	We declared a cash dividend of $0.33 per share in each of the first, second, and third quarters of 2016.
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

Our Revenues and Expenses

Our revenue is primarily derived from hotel operations, including the sale of rooms, food and beverage revenue and other operating department revenue, which consists of parking fees, gift shop sales and other guest service fees.

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

Results of Operations

At September 30, 2016 and 2015, we owned 125 and 127 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2016 and 2015.  The non-comparable hotel properties include three acquisitions that were completed between January 1, 2015 and September 30, 2016, 24 dispositions that were completed between January 1, 2015 and September 30, 2016, and two hotel properties that were closed for renovations during all or a portion of the period between January 1, 2015 and September 30, 2016.

Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015

	For the three months ended September 30,
	2016	2015	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$260,659	$253,163	$7,496	3.0%
Food and beverage revenue	26,001	27,027	(1,026)	(3.8)%
Other operating department revenue	9,599	9,230	369	4.0%
Total revenue	$296,259	$289,420	$6,839	2.4%
Expense
Operating expense
Room expense	$59,671	$56,310	$3,361	6.0%
Food and beverage expense	19,135	19,494	(359)	(1.8)%
Management and franchise fee expense	29,607	28,985	622	2.1%
Other operating expense	62,162	61,676	486	0.8%
Total property operating expense	170,575	166,465	4,110	2.5%
Depreciation and amortization	40,953	39,847	1,106	2.8%
Property tax, insurance and other	20,575	19,458	1,117	5.7%
General and administrative	7,215	8,249	(1,034)	(12.5)%
Transaction and pursuit costs	98	2,017	(1,919)	(95.1)%
Total operating expense	239,416	236,036	3,380	1.4%
Operating income	56,843	53,384	3,460	6.5%
Other income	112	557	(445)	(79.9)%
Interest income	430	373	57	15.3%
Interest expense	(14,552)	(14,042)	(510)	3.6%
Income from continuing operations before income tax expense	42,833	40,272	2,562	6.4%
Income tax expense	(1,439)	(151)	(1,288)	—
Income from continuing operations	41,394	40,121	1,274	3.2%
(Loss) gain on sale of hotel properties	(5)	812	(817)	(100.6)%
Net income	41,389	40,933	457	1.1%
Net income attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	(32)	(49)	17	(34.7)%
Noncontrolling interest in the Operating Partnership	(183)	(290)	107	(36.9)%
Net income attributable to common shareholders	$41,174	$40,594	$581	1.4%

Revenue

Total revenue increased $6.8 million, or 2.4%, to $296.3 million for the three months ended September 30, 2016 from $289.4 million for the three months ended September 30, 2015. The increase was the result of a $7.5 million increase in room revenue and a $0.4 million increase in other operating department revenue, partially offset by a $1.0 million decrease in food and beverage revenue.

Room Revenue

Our portfolio consists primarily of focused-service and compact full-service hotels that generate the majority of their revenues through room sales.  Room revenue increased $7.5 million, or 3.0%, to $260.7 million for the three months ended September 30, 2016 from $253.2 million for the three months ended September 30, 2015.  The increase was the result of a $6.1 million increase in room revenue attributable to non-comparable properties and a $1.4 million increase in room revenue attributable to comparable properties. The increase in room revenue from comparable properties was attributable to a 0.6% increase in RevPAR, led by RevPAR increases in our Washington, D.C. and South Florida markets of 9.9% and 7.9%, respectively, which were partially offset by RevPAR decreases in our Houston and Austin markets of 16.5% and 6.2%, respectively.

The following are the quarter-to-date key hotel operating statistics for the comparable properties owned at September 30, 2016 and 2015, respectively:

	For the three months ended September 30,
	2016	2015	% Change
Number of comparable properties (at end of period)	120	120	—
Occupancy	81.6%	81.4%	0.2%
ADR	$164.81	$164.21	0.4%
RevPAR	$134.51	$133.74	0.6%

Food and Beverage Revenue

Food and beverage revenue decreased $1.0 million, or 3.8%, to $26.0 million for the three months ended September 30, 2016 from $27.0 million for the three months ended September 30, 2015. The decrease was a result of a $0.8 million decrease in food and beverage revenue attributable to comparable properties and a $0.2 million decrease attributable to noncomparable properties.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as parking fees, gift shop sales and other guest service fees, increased $0.4 million, or 4.0%, to $9.6 million for the three months ended September 30, 2016 from $9.2 million for the three months ended September 30, 2015.  The increase was primarily attributable to a $0.3 million increase in other operating department revenue attributable to non-comparable properties.

Property Operating Expense

Property operating expense increased $4.1 million, or 2.5%, to $170.6 million for the three months ended September 30, 2016 from $166.5 million for the three months ended September 30, 2015. The increase includes a $3.3 million increase in property operating expense attributable to comparable properties and a $0.8 million increase in property operating expense attributable to non-comparable properties. The increase in property operating expense attributable to comparable properties was related to higher room expense, other operating department costs, and management and franchise fees.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $1.1 million, or 2.8%, to $41.0 million for the three months ended September 30, 2016 from $39.8 million for the three months ended September 30, 2015. The increase includes a $0.9 million increase in depreciation and amortization expense attributable to non-comparable properties and additional depreciation expense of $0.2 million as a result of capital expenditures to improve comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $1.1 million, or 5.7%, to $20.6 million for the three months ended September 30, 2016 from $19.5 million for the three months ended September 30, 2015.  The increase includes a $0.7 million increase in property tax, insurance and other expense attributable to comparable properties and a $0.4 million increase in property tax, insurance and other expense attributable to non-comparable properties.

General and Administrative

General and administrative expense decreased $1.0 million, or 12.5%, to $7.2 million for the three months ended September 30, 2016 from $8.2 million for the three months ended September 30, 2015.  The decrease in general and administrative expense is primarily attributable to a decrease in compensation expense of $1.2 million.

Interest Expense

The components of our interest expense for the three months ended September 30, 2016 and 2015 were as follows (in thousands):

	For the three months ended September 30,
	2016	2015	$ Change	% Change
Mortgage loans	$4,009	$3,687	$322	8.7%
Term Loans and Revolver	9,662	9,842	(180)	(1.8)%
Amortization of deferred financing costs	881	1,055	(174)	(16.5)%
Capitalized interest	—	(542)	542	(100.0)%
Total interest expense	$14,552	$14,042	$510	3.6%

Interest expense increased $0.5 million, or 3.6%, to $14.6 million for the three months ended September 30, 2016 from $14.0 million for the three months ended September 30, 2015.  The increase in interest expense from the mortgage loans was due to an increase in the balances outstanding as a result of additional borrowing, partially offset by principal payments. The decrease in interest expense from the Term Loans and Revolver was insignificant. The decrease in the amortization of deferred financing costs was due to the impact of extended loan maturities as a result of the debt refinancing transactions during 2016, partially offset by additional amortization from newly capitalized costs. The decrease in capitalized interest was due to two major redevelopment projects that were in process during the three months ended September 30, 2015 and both projects were completed in the third quarter of 2015. There were no major redevelopment projects underway during the three months ended September 30, 2016.

Income Taxes

As part of our structure, we own taxable REIT subsidiaries ("TRS") that are subject to federal and state income taxes.  The effective tax rates were 3.4% and 0.4% for the three months ended September 30, 2016 and 2015, respectively.  Our tax expense increased $1.3 million to $1.4 million for the three months ended September 30, 2016 from $0.2 million for the three months ended September 30, 2015.  The increase was due to deferred tax expense arising from the utilization of net operating losses (“NOL”) carryforwards during the three months ended September 30, 2016. For the three months ended September 30, 2015, the utilization of NOLs was offset by a release of the corresponding valuation allowance, resulting in no net deferred tax expense. During the fourth quarter of 2015, we fully released the remaining valuation allowance against the NOLs. As a result of the full valuation allowance release, the utilization of the NOLs without an offsetting release of the valuation allowance during the three months ended September 30, 2016 resulted in deferred tax expense of $1.2 million during the period.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

	For the nine months ended September 30,
	2016	2015	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$777,211	$747,962	$29,249	3.9%
Food and beverage revenue	82,602	85,607	(3,005)	(3.5)%
Other operating department revenue	28,729	27,508	1,221	4.4%
Total revenue	$888,542	$861,077	$27,465	3.2%
Expense
Operating expense
Room expense	$173,783	$165,603	$8,180	4.9%
Food and beverage expense	59,477	60,750	(1,273)	(2.1)%
Management and franchise fee expense	90,869	88,704	2,165	2.4%
Other operating expense	184,133	181,485	2,648	1.5%
Total property operating expense	508,262	496,542	11,720	2.4%
Depreciation and amortization	122,532	114,828	7,704	6.7%
Property tax, insurance and other	60,032	57,782	2,250	3.9%
General and administrative	23,522	29,041	(5,519)	(19.0)%
Transaction and pursuit costs	257	3,005	(2,748)	(91.4)%
Total operating expense	714,605	701,198	13,407	1.9%
Operating income	173,937	159,879	14,058	8.8%
Other income	86	1,103	(1,017)	(92.2)%
Interest income	1,240	1,181	59	5.0%
Interest expense	(44,233)	(39,885)	(4,348)	10.9%
Income from continuing operations before income tax expense	131,030	122,278	8,753	7.2%
Income tax expense	(5,397)	(615)	(4,782)	—
Income from continuing operations	125,633	121,663	3,971	3.3%
(Loss) gain on sale of hotel properties	(155)	23,782	(23,937)	(100.7)%
Net income	125,478	145,445	(19,967)	(13.7)%
Net income attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	(7)	(26)	19	(73.1)%
Noncontrolling interest in the Operating Partnership	(553)	(984)	431	(43.8)%
Net income attributable to common shareholders	$124,918	$144,435	$(19,517)	(13.5)%

Revenue

Total revenue increased $27.5 million, or 3.2%, to $888.5 million for the nine months ended September 30, 2016 from $861.1 million for the nine months ended September 30, 2015. The increase was a result of a $29.2 million increase in room revenue and a $1.2 million increase in other operating department revenue, partially offset by a $3.0 million decrease in food and beverage revenue.

Room Revenue

Room revenue increased $29.2 million, or 3.9%, to $777.2 million for the nine months ended September 30, 2016 from $748.0 million for the nine months ended September 30, 2015.  This increase was the result of a $16.3 million increase in room revenue attributable to non-comparable properties and a $12.9 million increase in room revenue attributable to comparable properties. The increase in room revenue from comparable properties was attributable to a 1.4% increase in RevPAR, led by RevPAR increases in our Northern California and Southern California markets of 11.8% and 7.5%, respectively, which were partially offset by RevPAR decreases in our Houston and Chicago markets of 11.2% and 5.5%, respectively.

The following are the year-to-date key hotel operating statistics for the comparable properties owned at September 30, 2016 and 2015, respectively:

	For the nine months ended September 30,
	2016	2015	% Change
Number of comparable properties (at end of period)	120	120	—
Occupancy	80.2%	80.1%	0.1%
ADR	$168.20	$166.01	1.3%
RevPAR	$134.89	$133.03	1.4%

Food and Beverage Revenue

Food and beverage revenue decreased $3.0 million, or 3.5%, to $82.6 million for the nine months ended September 30, 2016 from $85.6 million for the nine months ended September 30, 2015. The decrease was a result of a $1.9 million decrease in food and beverage revenue attributable to comparable properties and a $1.1 million decrease in food and beverage revenue attributable to non-comparable properties.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as parking fees, gift shop sales and other guest service fees, increased $1.2 million, or 4.4%, to $28.7 million for the nine months ended September 30, 2016 from $27.5 million for the nine months ended September 30, 2015.  The increase was due to a $1.0 million increase in other operating department revenue attributable to non-comparable properties and a $0.3 million increase in other operating department revenue attributable to comparable properties.

Property Operating Expense

Property operating expense increased $11.7 million, or 2.4%, to $508.3 million for the nine months ended September 30, 2016 from $496.5 million for the nine months ended September 30, 2015. The increase includes a $10.3 million increase in property operating expense attributable to comparable properties and a $1.5 million increase in property operating expense attributable to non-comparable properties. The increase in property operating expense attributable to comparable properties was related to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $7.7 million, or 6.7%, to $122.5 million for the nine months ended September 30, 2016 from $114.8 million for the nine months ended September 30, 2015. The increase includes a $5.6 million increase in depreciation and amortization expense attributable to non-comparable properties and additional depreciation expense of $2.1 million as a result of capital expenditures to improve comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $2.3 million, or 3.9%, to $60.0 million for the nine months ended September 30, 2016 from $57.8 million for the nine months ended September 30, 2015.  The increase includes a $1.2 million increase in property tax, insurance and other expense attributable to comparable properties and a $1.1 million increase in property tax, insurance and other expense attributable to non-comparable properties.

General and Administrative

General and administrative expense decreased $5.5 million, or 19.0%, to $23.5 million for the nine months ended September 30, 2016 from $29.0 million for the nine months ended September 30, 2015.  The decrease in general and administrative expense is primarily attributable to a decrease in compensation expense of $6.6 million, partially offset by a net increase in other general and administrative costs, including legal fees and other professional fees and costs. The decrease in compensation expense included the forfeiture of restricted shares and performance units upon the resignation of the Company's President and Chief Executive Officer in May 2016.

Interest Expense

The components of our interest expense for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	For the nine months ended September 30,
	2016	2015	$ Change	% Change
Mortgage loans	$11,992	$12,523	$(531)	(4.2)%
Term Loans and Revolver	29,138	26,025	3,113	12.0%
Amortization of deferred financing costs	3,103	3,111	(8)	(0.3)%
Capitalized interest	—	(1,774)	1,774	(100.0)%
Total interest expense	$44,233	$39,885	$4,348	10.9%

Interest expense increased $4.3 million, or 10.9%, to $44.2 million for the nine months ended September 30, 2016 from $39.9 million for the nine months ended September 30, 2015.  The decrease in interest expense from the mortgage loans was due to a decrease in the balances outstanding as a result of principal payments, partially offset by additional borrowings. The increase in interest expense from the Term Loans and Revolver was due to the entry into new interest rate swaps and additional borrowings. The decrease in amortization of deferred financing costs was insignificant due to the impact of extended loan maturities as a result of debt refinancing transactions during 2016 being offset by the accelerated amortization from the debt refinancing transactions and additional amortization from newly capitalized costs. The decrease in capitalized interest was due to two major redevelopment projects that were in process during the nine months ended September 30, 2015 and both projects were completed in the third quarter of 2015. There were no major redevelopment projects underway during the nine months ended September 30, 2016.

Income Taxes

The effective tax rates were 4.1% and 0.4% for the nine months ended September 30, 2016 and 2015, respectively. Our tax expense increased $4.8 million to $5.4 million for the nine months ended September 30, 2016 from $0.6 million for the nine months ended September 30, 2015. The increase was due to deferred tax expense arising from the utilization of NOL carryforwards during the nine months ended September 30, 2016. For the nine months ended September 30, 2015, the utilization of NOLs was offset by a release of the corresponding valuation allowance, resulting in no net deferred tax expense. During the fourth quarter of 2015, we fully released the remaining valuation allowance against the NOLs. As a result of the full valuation allowance release, the utilization of the NOLs without an offsetting release of the valuation allowance during the nine months ended September 30, 2016 resulted in deferred tax expense of $4.2 million during the period.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, such as hotel transaction and pursuit costs, non-cash income tax expense or benefit, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted FFO provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and FFO, is beneficial to an investor’s understanding of our operating performance.

The following is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income	$41,389	$40,933	$125,478	$145,445
Depreciation and amortization	40,953	39,847	122,532	114,828
Loss (gain) on sale of hotel properties	5	(812)	155	(23,782)
Noncontrolling interest in consolidated joint venture	(32)	(49)	(7)	(26)
Adjustments related to consolidated joint venture (1)	(39)	(43)	(116)	(128)
FFO	82,276	79,876	248,042	236,337
Transaction and pursuit costs	98	2,017	257	3,005
Amortization of share-based compensation	1,921	2,697	3,935	10,488
Non-cash income tax expense	1,189	—	4,217	—
Loan related costs (2)	—	—	1,247	97
Other (income) expense (3)	(82)	—	604	—
Adjusted FFO	$85,402	$84,590	$258,302	$249,927

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in the joint venture.

(2)	Represents debt modification costs, debt extinguishment costs, and the accelerated amortization of deferred financing costs.

(3)	Represents property-level severance costs and other income and expenses outside of the normal course of operations.

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

We further adjust EBITDA for certain additional items such as gains or losses on dispositions, hotel transaction and pursuit costs, impairment losses, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDA, is beneficial to an investor’s understanding of our operating performance.

The following is a reconciliation of our GAAP net income to EBITDA attributable to common shareholders and unitholders and Adjusted EBITDA attributable to common shareholders and unitholders for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income	$41,389	$40,933	$125,478	$145,445
Depreciation and amortization	40,953	39,847	122,532	114,828
Interest expense, net (1)	14,546	14,035	44,214	39,859
Income tax expense	1,439	151	5,397	615
Noncontrolling interest in consolidated joint venture	(32)	(49)	(7)	(26)
Adjustments related to consolidated joint venture (2)	(39)	(43)	(116)	(128)
EBITDA	98,256	94,874	297,498	300,593
Transaction and pursuit costs	98	2,017	257	3,005
Loss (gain) on sale of hotel properties	5	(812)	155	(23,782)
Amortization of share-based compensation	1,921	2,697	3,935	10,488
Loan related costs (3)	—	—	924	—
Other (income) expense (4)	(82)	—	604	—
Adjusted EBITDA	$100,198	$98,776	$303,373	$290,304

(1)
Excludes amounts attributable to investment in loans of $0.4 million and $1.2 million for the three and nine months ended September 30, 2016, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2015, respectively.

(2)	Includes depreciation and amortization expense allocated to the noncontrolling interest in the joint venture.

(3)	Represents debt modification costs and debt extinguishment costs.

(4)	Represents property-level severance costs and other income and expenses outside of the normal course of operations.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolver, of which $400.0 million was available at September 30, 2016, or proceeds from public offerings of common shares.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional properties and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties and scheduled debt payments, at maturity or otherwise. We expect to meet our long-term liquidity requirements through various sources of capital, including our Revolver and future equity (including OP units) or debt offerings, existing working capital, net cash provided by operations, long-term hotel mortgage loans and other secured and unsecured borrowings.

Sources and Uses of Cash

As of September 30, 2016, we had $178.6 million of cash and cash equivalents as compared to $134.2 million at December 31, 2015.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $250.4 million and $232.9 million for the nine months ended September 30, 2016 and 2015, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" for further discussion of our operating results for the nine months ended September 30, 2016.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $66.4 million for the nine months ended September 30, 2016 primarily due to $58.9 million in routine capital improvements and additions to the hotel properties and the net funding of the restricted cash reserves of $9.9 million. The net cash flow used in investing activities was partially offset by $2.6 million of net proceeds from the sale of one hotel property.

Net cash flow used in investing activities totaled $4.9 million for the nine months ended September 30, 2015 primarily due to $143.8 million used for the purchase of three hotel properties, $77.3 million in routine capital improvements and additions to the hotel properties, and $22.9 million related to two major redevelopment projects. The net cash flow used in investing activities was partially offset by $232.9 million of net proceeds from the sale of 22 hotel properties and a net decrease in the restricted cash reserves of $7.1 million.

Cash flows from Financing Activities

Net cash flow used in financing activities totaled $139.6 million for the nine months ended September 30, 2016 primarily due to $124.0 million in distributions to shareholders and unitholders, $18.2 million paid to repurchase common shares, $5.3 million in deferred financing cost payments and $2.8 million in mortgage loans principal payments. The net cash flow used in financing activities was partially offset by $11.0 million in additional mortgage loan debt.

Net cash flow used in financing activities totaled $350.0 million for the nine months ended September 30, 2015 primarily due to $165.7 million in payments of mortgage loans principal, $129.5 million in distributions to shareholders and unitholders, $199.9 million paid to repurchase common shares under a share repurchase program, and $11.0 million paid to repurchase common shares to satisfy employee statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees under our 2015 Equity Incentive Plan. The net cash flow used in financing activities was partially offset by $150.0 million in borrowings on the Term Loans and $7.0 million in additional mortgage loan debt.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2016, approximately $65.1 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2016, we had approximately $1.6 billion of total variable rate debt outstanding (or 97.9% of total indebtedness) with a weighted-average interest rate of 3.27% per annum. After taking into consideration the effect of interest rate swaps, $142.0 million (or 8.9% of total indebtedness) was subject to variable rates. If market interest rates on our variable rate debt outstanding as of September 30, 2016 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.4 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2016, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt (1)(2)	$95	$594	$626	$660	$691	$30,123	$32,789
Weighted-average interest rate	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%
Variable rate debt (2)	$750	$153,000	$143,250	$625,000	$—	$635,000	$1,557,000
Weighted-average interest rate (3)	4.04%	4.00%	4.04%	3.19%	—%	3.00%	3.27%
Total	$845	$153,594	$143,876	$625,660	$691	$665,123	$1,589,789

(1)	Excludes $1.1 million related to a fair value adjustment of $1.3 million on mortgage debt assumed in conjunction with an acquisition, net of accumulated amortization of $0.2 million.

(2)	Excludes $6.1 million and $1.7 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.

(3)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements. As of September 30, 2016, the estimated fair value of our fixed rate debt was $34.3 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $1.7 million.

Item 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2016 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2016, the Company repurchased and retired 610,607 of its common shares for approximately $13.3 million in connection with its share repurchase program.

During the nine months ended September 30, 2016, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2015 Plan.

The following table summarizes all of the share repurchases during the nine months ended September 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2016 through January 31, 2016	396	$18.18	—	9,557,899
February 1, 2016 through February 29, 2016	22,340	$19.52	—	8,336,384
March 1, 2016 through March 31, 2016	520,160	$22.11	510,498	7,147,056
April 1, 2016 through April 30, 2016	389	$21.58	—	7,761,018
May 1, 2016 through May 31, 2016	74,494	$19.53	52,715	7,931,901
June 1, 2016 through June 30, 2016	47,394	$20.72	47,394	7,531,127
July 1, 2016 through July 31, 2016	139,904	$23.45	—	6,804,662
August 1, 2016 through August 31, 2016	23,973	$23.47	—	6,921,280
September 1, 2016 through September 30, 2016	—	$—	—	7,681,534
Total	829,050		610,607

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

RLJ LODGING TRUST

Dated: November 3, 2016	/s/ ROSS H. BIERKAN
Ross H. Bierkan
President, Chief Executive Officer, Chief Investment Officer and Trustee

Dated: November 3, 2016	/s/ LESLIE D. HALE
Leslie D. Hale
Chief Operating Officer, Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

Dated: November 3, 2016	/s/ CHRISTOPHER A. GORMSEN
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
10.1
Employment Agreement, dated as of August 22, 2016 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Ross H. Bierkan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 26, 2016)

10.2
Employment Agreement, dated as of August 22, 2016 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 26, 2016)

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