Form 10-K
period 2016-12-31
RLJ Lodging Trust
filed 2017-02-23
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the 121,664,760 common shares of beneficial interest held by non-affiliates of the Registrant was approximately $2,609,709,102 based on the closing price of $21.45 as reported on the New York Stock Exchange for such common shares of beneficial interest on June 30, 2016.
As of February 15, 2017, 124,621,611 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for our 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2016.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the use of the words "believe," "project," "expect," "anticipate," "estimate," "plan," "may," "will," "will continue," "intend," "should," "may" or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic uncertainty, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, access to capital through offerings of our common and preferred shares of beneficial interest, or debt, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses and inaccuracies of our accounting estimates. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" within this Annual Report on Form 10-K. Given these uncertainties, undue reliance should not be placed on such statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Except where the context suggests otherwise, we define certain terms in this Annual Report on Form 10-K as follows:

•
"our company," "we," "us" and "our" refer to RLJ Lodging Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries, including RLJ Lodging Trust, L.P., a Delaware limited partnership, which we refer to as the "Operating Partnership";

•	"our hotels" refers to the 122 hotels owned by us as of December 31, 2016;

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

•
a "focused-service hotel" typically refers to any hotel where the operations focus primarily on the rental of guestrooms and that offers services and amenities to a lesser extent than a traditional full-service or compact full-service hotel. For example, a focused-service hotel may have a restaurant, but, unlike a restaurant in a traditional full-service or compact full-service hotel, it may not offer three meals per day and may not offer room service. In addition, a focused-service hotel differs from a compact full-service hotel in that it typically has less than 2,000 square feet of meeting space, if any at all;

•	"TRS" refers to each of our taxable REIT subsidiaries that are wholly-owned, directly or indirectly, by the Operating Partnership and any disregarded subsidiaries of our TRSs;

•	"Average Daily Rate" ("ADR") represents the total hotel room revenues divided by the total number of rooms sold in a given period;

•	"Occupancy" represents the total number of hotel rooms sold in a given period divided by the total number of rooms available;

•	"Revenue Per Available Room" ("RevPAR") is the product of ADR and Occupancy; and

•
"RevPAR penetration index" of our hotels is the measure of each hotel's RevPAR in relation to the average RevPAR of that hotel's competitive set. Each hotel's competitive set consists of a small group of hotels in the relevant market that we and the third-party hotel management company that manages the hotel believe are comparable for purposes of benchmarking the performance of such hotel.

For a more in depth discussion of ADR, Occupancy, RevPAR, and the RevPAR penetration index, please refer to the "Key Indicators of Operating Performance" section.

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
As of December 31, 2016, we owned 122 hotels with approximately 20,100 rooms, located in 21 states and the District of Columbia, and an interest in one mortgage loan secured by a hotel. We own, through wholly-owned subsidiaries, 100% of the interests in all hotel properties, with the exception of one hotel property in which we own a 98.3% controlling interest in a joint venture.
For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole general partner of the Operating Partnership. As of December 31, 2016, we owned, through a combination of direct and indirect interests, 99.6% of the units of limited partnership in the Operating Partnership ("OP units").
The Lodging Industry
The lodging industry in the United States consists of public and private entities that operate in an extremely diversified market under a variety of brand names. The key participants in the lodging industry are as follows:

•
Owners — own the hotel and typically enter into a management agreement for an independent third party to manage the hotel. The hotel properties may be branded and operated under the manager’s brand or branded under a separate franchise agreement.

•	Franchisors — own a brand or brands and provide the franchised hotels with brand recognition, marketing support and worldwide reservation systems.

•
Managers — responsible for the day-to-day operation of the hotel, including the employment of the hotel staff, the determination of room rates, the development of sales and marketing plans, the preparation of operating and capital expenditure budgets and the preparation of financial reports for the owner.

Our Investment and Growth Strategies
Our objective is to generate strong returns for our shareholders by acquiring primarily premium-branded, focused-service and compact full-service hotels at prices where we believe we can generate attractive returns on investment and long-term value appreciation through proactive asset management. We also intend to selectively dispose of hotels when we believe the returns have been maximized in order to redeploy capital into more accretive acquisitions and other opportunities. We intend to pursue this objective through the following investment and growth strategies:
Investment Strategies

•
Targeted ownership of premium-branded, focused-service and compact full-service hotels.  We believe that premium-branded, focused-service and compact full-service hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve RevPAR levels at or close to those generated by traditional full-service hotels, while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

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

Growth Strategies

•
Maximize returns from our hotels.  We believe that our hotels have the potential to generate improvements in RevPAR and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a result of our proactive asset management and the anticipated economic growth in the United States. We actively monitor and advise our third-party hotel management companies on most aspects of our hotels' operations, including property positioning, physical design, capital planning and investment, guest experience and overall strategic direction. We regularly review opportunities to further invest in our hotels in an effort to enhance the quality and attractiveness of our hotels, increase their long-term value and generate attractive returns on investment.

•
Pursue a disciplined hotel acquisition strategy.  We seek to acquire additional hotels at prices below replacement cost where we believe we can generate attractive returns on investment. We intend to target acquisition opportunities where we can enhance value by pursuing proactive investment strategies such as renovation, repositioning or rebranding.

•
Pursue a disciplined capital recycling program.  We intend to continue to pursue a disciplined capital allocation strategy designed to maximize the return on our investments by selectively selling hotels that are no longer consistent with our investment strategy or whose returns appear to have been maximized. To the extent that we sell hotels, we intend to redeploy the capital into higher yielding investments including acquisitions and investment opportunities that we believe will achieve higher returns.

Our Hotels
Overview
As of December 31, 2016, we owned a high-quality portfolio of 122 hotels with approximately 20,100 rooms, located in 21 states and the District of Columbia. No single hotel accounted for more than 5.9% of our total revenue for the year ended December 31, 2016. We believe that the quality of our hotel portfolio is evidenced by the RevPAR penetration index of 113.9 for the year ended December 31, 2016.

Brand Affiliations
Our hotels operate under strong, premium brands, with nearly 98% of our hotels operating under existing relationships with Marriott, Hilton or Hyatt. The following table sets forth the brand affiliations of our hotels as of December 31, 2016:

Brand Affiliations	Number of hotels	Percentage of total hotels	Number of rooms	Percentage of total rooms
Marriott
Residence Inn	29	23.8%	3,376	16.8%
Courtyard	24	19.7%	4,038	20.0%
SpringHill Suites	8	6.5%	1,040	5.2%
Fairfield Inn & Suites	7	5.7%	819	4.1%
Marriott	5	4.1%	1,544	7.7%
Renaissance	3	2.5%	782	3.9%
Subtotal	76	62.3%	11,599	57.7%
Hilton
Hilton Garden Inn	8	6.6%	1,545	7.7%
Hampton Inn/Hampton Inn & Suites	7	5.7%	945	4.7%
Embassy Suites	6	4.9%	1,492	7.4%
DoubleTree	3	2.5%	1,132	5.6%
Homewood Suites	2	1.6%	345	1.7%
Hilton	1	0.8%	231	1.1%
Subtotal	27	22.1%	5,690	28.2%
Hyatt
Hyatt House	11	9.0%	1,762	8.7%
Hyatt Place	3	2.5%	466	2.3%
Hyatt/Hyatt Centric	2	1.6%	264	1.3%
Subtotal	16	13.1%	2,492	12.3%
Other Brand Affiliation	3	2.5%	357	1.8%
Total	122	100.0%	20,138	100.0%
Asset Management
We have a dedicated team of asset management professionals that proactively work with our third-party hotel management companies to maximize profitability at each of our hotels. Our asset management team monitors the performance of our hotels on a daily basis and holds frequent ownership meetings with corporate operations executives and key personnel at the hotels. Our asset management team works closely with our third-party hotel management companies on key aspects of each hotel's operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting, as well as the identification of return on investment initiatives and overall business strategy. In addition, we retain approval rights on key staffing positions at many of our hotels, such as the hotel's general manager and director of sales. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our franchisors' standards, that our hotels are being adequately maintained in order to preserve the value of the asset and the safety of the hotel to customers, and that our hotel management companies are maximizing revenue and enhancing operating margins.
Competition
The U.S. lodging industry is highly competitive. Our hotels compete with other participants in the lodging industry for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities and level of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels in the focused-service and compact full-service hotel segments and non-traditional accommodations for travelers, such as online room sharing services. We believe that hotels, such as our hotels, that are affiliated with leading national brands, such as the Marriott, Hilton and Hyatt brands, will enjoy competitive advantages associated with operating under such brands.

We face competition for the acquisition of hotels from institutional pension funds, private equity funds, REITs, hotel companies and other parties who are engaged in the acquisition of hotels. Some of these competitors may have substantially greater financial and operational resources and access to capital than we have and may have greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and decrease the attractiveness of the terms on which we may acquire our targeted hotel investments, including the cost thereof.
Seasonality
The lodging industry is seasonal in nature, which can be expected to cause quarterly fluctuations in our revenues. For example, our hotels in the Chicago, Illinois metropolitan area experience lower revenues and profits during the winter months of December through March, while our hotels in Florida generally have higher revenues in the months of January through April. This seasonality can be expected to cause periodic fluctuations in a hotel's room revenues, occupancy levels, room rates, operating expenses and cash flows.
Our Financing Strategy
We expect to continue to maintain a prudent capital structure by limiting our net debt-to-EBITDA ratio to 5.0x or below. We define net debt as total indebtedness minus cash and cash equivalents. Over time, we intend to finance our long-term growth with equity issuances and debt financing with staggered maturities. We will seek to primarily utilize unsecured debt (with the ultimate goal of achieving an investment grade rating) and a greater percentage of fixed rate and hedged floating rate debt relative to unhedged floating rate debt. Our debt is currently comprised of both unsecured debt and mortgage debt secured by our hotels. We have a mix of fixed and floating rate debt; however, the majority of our debt either bears interest at fixed rates or effectively bears interest at fixed rates due to interest rate derivative hedges on the debt.
Organizational Structure
We were formed as a Maryland REIT in January 2011. We conduct our business through a traditional umbrella partnership real estate investment trust ("UPREIT") in which our hotel properties are indirectly owned by the Operating Partnership, through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of the Operating Partnership and, as of December 31, 2016, we owned 99.6% of the OP units in the Operating Partnership. In the future, we may issue OP units from time to time in connection with acquiring hotel properties, financing, compensation or other reasons.
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

The following chart generally depicts our corporate structure as of December 31, 2016:

Regulation
General
Our hotels are subject to various U.S. federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our hotels has the necessary permits and approvals to operate its business.
Americans with Disabilities Act
Our hotels must comply with the applicable provisions of the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (the "ADA"), to the extent that such hotels are "public accommodations" as defined by the ADA. The ADA may require the removal of structural barriers to access by persons with disabilities in certain public areas of our hotels where such removal is readily achievable. We believe that our hotels are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotels and to make alterations as appropriate in this respect.

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
Insurance
We carry comprehensive general liability, fire, extended coverage, business interruption, rental loss coverage and umbrella liability coverage on all of our hotels, and earthquake, wind, flood and hurricane coverage on hotels in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement cost basis, for the costs incurred to repair or rebuild each hotel, including loss of income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses, including, but not limited to losses caused by riots, war or acts of God. In the opinion of our management, our hotels are adequately insured.
Employees
As of December 31, 2016, we had 58 employees.
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
We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website on the Corporate Governance page under the Investor Relations section various documents related to our corporate governance including our: Board Committee Charters; Corporate Governance Guidelines; Code of Business Conduct and Ethics; Complaint Procedures for Financial and Auditing Matters; Declaration of Trust; and Bylaws.
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

Item 1A.    Risk Factors
        Set forth below are the risks that we believe are material to our shareholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially and adversely impact our financial condition, results of operations, cash flows, the market price of our common shares and our ability to, among other things, satisfy our debt service obligations and to make distributions to our shareholders, which in turn could cause our shareholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled "Special Note About Forward-Looking Statements" at the beginning of our Annual Report on Form 10-K.
Risks Related to Our Business and Hotel Properties
We will continue to be significantly influenced by the economies and other conditions in the specific markets in which we operate, particularly in the metropolitan areas where we have high concentrations of hotels.
Our hotels located in the New York, New York, South Florida, Austin, Texas, Northern California, Chicago, Illinois, and Denver-Boulder, Colorado metropolitan areas accounted for approximately 12.2%, 8.4%, 8.0%, 7.9%, 7.7%, and 7.5%, respectively, of our total revenue for the fiscal year ended December 31, 2016. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses, any oversupply of hotel rooms, political unrest or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business or political climate, could materially and adversely affect us.
We are dependent on the performance of the third-party hotel management companies that manage the operations of each of our hotels and we could be materially and adversely affected if such third-party managers do not manage our hotels in our best interests.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we retain third-party hotel managers to operate our hotels pursuant to hotel management agreements. We have entered into individual hotel management agreements for 122 of our hotels, 71 of which are with White Lodging Services ("WLS").
Under the terms of the hotel management agreements, the hotel managers are responsible for all aspects of the operations of our hotels, including ensuring those operations are conducted in accordance with applicable laws and regulations and in our best interests, and our ability to participate in operating decisions regarding our hotels is limited to certain matters, including approval of the annual operating budget. While we closely monitor the performance and operations of our third-party hotel managers, we cannot assure you that the hotel managers will manage our hotels in a manner that is consistent with their respective obligations under the applicable hotel management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our hotel managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. We do not have the authority to require any hotel to be operated in a particular manner (for instance, with respect to setting room rates), even if we believe that our hotels are not being operated efficiently or in our best interests, and our general recourse under the hotel management agreements is limited to termination upon sixty days' notice if we believe our third-party managers are not performing adequately or if we believe our third-party managers are not operating our hotels in our best interests. From time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect our results of operations. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the outcome of which may be unfavorable to us.
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

We are subject to the risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.
Our third-party hotel management companies are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage the employees at our hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, the hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to higher labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations.
Restrictive covenants in certain of our hotel management and franchise agreements contain provisions limiting or restricting the sale or financing of our hotels, which could have a material and adverse effect on us.
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
Substantially all of our hotels operate under either Marriott, Hilton or Hyatt brands; therefore, we are subject to the risks associated with concentrating our portfolio in just three brand families.
119 of the 122 hotels that we owned as of December 31, 2016 utilize brands owned by Marriott, Hilton or Hyatt. As a result, our success is dependent in part on the continued success of Marriott, Hilton and Hyatt and their respective brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton and/or Hyatt is reduced or compromised, the goodwill associated with the Marriott-, Hilton- or Hyatt-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hilton or Hyatt were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton and/or Hyatt could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.
Our long-term growth depends in part on successfully identifying and consummating acquisitions of additional hotels and the failure to make such acquisitions could materially and adversely impede our growth.
We can provide no assurances that we will be successful in identifying attractive hotels or that, once identified, we will be successful in consummating an acquisition. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and a greater access to debt and equity capital to acquire hotels than we do. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of such competition, we may be unable to acquire certain hotels that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of borrowings under our unsecured revolving credit facility, the use of retained cash flows, and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially and adversely impede our growth.
We are dependent upon our ability to attract and retain key personnel.
We depend on the experience and relationships of our senior management team and other highly qualified personnel to manage our day-to-day operations and execute our business strategy and growth. These individuals are important to our business and to the extent that any of them departs and is not replaced with a qualified substitute, such person's departure could harm our business operations. We can provide no assurances that any of our senior management team members and other personnel will continue their employment with us, or that we will continue to be successful in attracting and retaining qualified personnel. The loss of key personnel could materially and adversely affect our ability to source potential investment opportunities, our relationships with global and national hotel brands and other industry participants, the execution of our business strategy, and it could reduce the market value of our common shares.

Our business strategy depends on achieving revenue and net income growth from anticipated increases in demand for hotel rooms. Accordingly, any delay in demand growth due to weaker than anticipated economic growth could materially and adversely affect us and our growth prospects.
The operating performance of our hotels in various U.S. markets declined during the most recent economic recession. Our business strategy depends on achieving revenue and net income growth from anticipated improvement in demand for hotel rooms as part of the growth of the U.S. economy as well as the global economy. Accordingly, any delay or weaker than anticipated economic growth could materially and adversely affect us and our growth prospects. Furthermore, even if the U.S. economy, and the global economy, continues to grow, we cannot provide any assurances that demand for hotel rooms will increase from current levels. If demand does not increase in the near future, or if demand weakens, our future results of operations and our growth prospects could be materially and adversely affected.
Any difficulties in obtaining the capital necessary to make required periodic capital expenditures and to renovate our hotels could materially and adversely affect our financial condition and results of operations.
Our hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment ("FF&E"). The franchisors of our hotels also require periodic capital improvements as a condition of maintaining the franchise licenses. Our lenders will also likely require that we set aside annual amounts for capital improvements to our hotels. The costs of these capital improvements could materially and adversely affect us. In addition, acquisitions or redevelopment of additional hotels will require significant capital expenditures.
We may not be able to fund the capital improvements to our hotels or acquisitions solely from the cash provided from our operating activities because we must distribute annually at least 90% of our REIT taxable income to shareholders in order to maintain our qualification as a REIT. As a result, our ability to fund capital expenditures, acquisitions or hotel redevelopment through retained earnings is very limited. Consequently, we expect to rely upon the availability of debt or equity capital to fund capital improvements and acquisitions. If we are unable to obtain the capital necessary to make required periodic capital expenditures and renovate our hotels on favorable terms, or at all, our financial condition, liquidity and results of operations could be materially and adversely affected.
Adverse global market and economic conditions and dislocations in the markets could cause us to recognize impairment charges, which could materially and adversely affect our business, financial condition and results of operations.
We continually monitor events and changes in circumstances that could indicate that the carrying value of the real estate and related intangible assets in which we have an ownership interest may not be recoverable. When circumstances indicate that the carrying value of the real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. If the expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and related intangible assets to fair value and we recognize an impairment loss, which could materially and adversely affect our business, financial condition and results of operations.
Competition from other lodging industry participants in the markets in which we operate could adversely affect occupancy levels and/or ADRs, which could have a material and adverse effect on us.
We face significant competition from owners and operators of other hotels and other lodging industry participants. In addition, we face competition from non-traditional accommodations for travelers, such as online room sharing services. These competitors may have an operating model that enables them to offer accomodations at lower rates than we can, which could result in those competitors increasing their occupancy at our expense and adversely affecting our ADRs. Given the importance of occupancy and ADR at focused-service and compact full-service hotels, this competition could adversely affect our ability to attract prospective guests, which could materially and adversely affect our business, financial condition and results of operations.
At December 31, 2016, we had approximately $1.6 billion of debt outstanding, which may materially and adversely affect our operating performance and put us at a competitive disadvantage.
Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2016, we had approximately $1.6 billion of outstanding debt, of which approximately $1.6 billion bears interest at variable rates. After taking into consideration the effect of interest rate swaps, $142.0 million of our borrowings are subject to variable rates. Increases in interest rates on our existing or future variable rate debt would increase our interest expense, which could adversely affect our cash flows and our ability to pay distributions to shareholders.

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
If we are unable to refinance our debt on acceptable terms, or at all, we may be forced to dispose of one or more of our hotels on disadvantageous terms, which may result in losses to us and may adversely affect the cash available for distributions to our shareholders. In addition, if then-prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, our interest expense would increase, which would adversely affect our future operating results and liquidity.
Our outstanding debt, and any additional debt borrowed in the future, may subject us to many risks, including the risks that:

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

•
the use of leverage could adversely affect our ability to borrow more money for operations, capital improvements, to finance future acquisitions, to make distributions to our shareholders and it could adversely affect the market price of our common shares.

Disruptions in the financial markets could adversely affect our ability to obtain sufficient third-party financing for our capital needs on favorable terms or at all, which could materially and adversely affect us.
In recent years, the U.S. financial markets experienced significant price volatility, dislocations and liquidity disruptions, which caused stock market prices to fluctuate substantially and the spreads on prospective debt financings to widen considerably. Renewed volatility and uncertainty in the financial markets may negatively impact our ability to access additional financing for our capital needs, including growth, acquisition activities and other business initiatives, on favorable terms or at all, which may negatively affect our business. Additionally, due to this potential uncertainty, in the future we may be unable to refinance or extend our debt, or the terms of any refinancing may not be as favorable as the terms of our existing debt. If we are not successful in refinancing our debt when it becomes due, we may be forced to dispose of hotels on disadvantageous terms, which may adversely affect our ability to service other debt and to meet our other liquidity and business obligations. A prolonged downturn in the financial markets may cause us to seek alternative capital sources of potentially less attractive financing and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of new equity or the incurrence of additional secured or unsecured debt, which could materially and adversely affect us.
Hedging against interest rate exposure may adversely affect us.
We may manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as cap agreements and swap agreements. These agreements involve the risks that these arrangements may fail to protect or adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the interest rate hedge may not match the duration of the related liability;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.
As a result of any of the foregoing, our hedging transactions could have a material and adverse effect on us.
Our failure to comply with all covenants in our existing or future debt agreements could materially and adversely affect us.
Our existing indebtedness, whether secured by our hotels or unsecured, contains, and indebtedness that we may enter into in the future likely will contain, customary covenants such as those that limit our ability to enter into future indebtedness, whether secured by our hotels or unsecured, or to discontinue insurance coverage, as well as financial covenants. In addition, our continued ability to borrow under our unsecured revolving credit facility is subject to compliance with our financial and other covenants, including covenants relating to debt service coverage ratios and leverage ratios, and our ability to meet these covenants may be adversely affected if U.S. lodging fundamentals deteriorate dramatically. Our failure to comply with covenants in our existing or future indebtedness, as well as our inability to make required principal and interest payments, could cause a default under the applicable debt agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on secured debt, lenders can take possession of the hotel(s) securing such debt. In addition, debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default on its debt and to enforce remedies, including accelerating the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on several of our debt agreements or any significant debt agreement, we could be materially and adversely affected.
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
In addition, if we were to lose a franchise license, we would be required to re-brand the affected hotel(s). As a result, the underlying value of a particular hotel could decline significantly from the loss of the associated name recognition, marketing support, participation in guest loyalty programs and the centralized reservation system provided by the franchisor, which could require us to recognize an impairment charge on the hotel. Furthermore, the loss of a franchise license at a particular hotel could harm our relationship with the franchisor, which could impede our ability to operate other hotels under the same brand, limit our ability to obtain new franchise licenses from the franchisor in the future on favorable terms, or at all, and cause us to incur significant costs to obtain a new franchise license for the particular hotel.
Applicable REIT laws may restrict certain business activities.
As a REIT, we are subject to various restrictions on our income, assets and business activities. Due to these restrictions, we anticipate that we will continue to conduct certain business activities in one or more of our TRSs. Our TRSs are taxable as C corporations and are subject to federal, state, local and, if applicable, foreign taxation on their taxable income. In addition, neither we, nor our TRSs can directly manage or operate hotels, making us dependent on third-party operators/managers.
Federal income tax provisions applicable to REITs may restrict our business decisions regarding the potential sale of a hotel.
The Internal Revenue Code of 1986, as amended (the "Code"), imposes restrictions on a REIT's ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our hotels for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of hotels that otherwise would be in our best interests. Therefore, we may not be able to vary our portfolio promptly in response to economic or other conditions or on favorable terms, which may materially and adversely affect our cash flows, our ability to make distributions to shareholders and the market price of our common shares.
The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a "prohibited transaction" that is subject to a 100% excise tax. Under existing law, whether property, including hotels, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. We intend to hold our hotels for investment with a view of long-term appreciation, to engage in the business of acquiring and owning hotels, and to make occasional sales of hotels consistent with our investment objectives. There can be no assurance, however, that the Internal Revenue Service (the "IRS") might not contend that one or more of these sales are subject to the 100% excise tax. Moreover, the potential to incur this penalty tax could deter us from selling one or more hotels even though it would be in the best interests of us and our shareholders for us to do so. There is a statutory safe harbor available for a limited number of sales in a single taxable year of properties that have been owned by a REIT for at least two years, but that safe harbor likely would not apply to all sale transactions that we might otherwise consider. As a result, we may not be able to diversify our portfolio in a timely manner in response to economic or other conditions or on favorable terms, which may adversely affect us.
For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on the foreclosure, but we would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. If any of our hotels are foreclosed on due to a default, our ability to pay cash distributions to our shareholders will be limited.
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

•	joint venture agreements often restrict the transfer of a partner's interest or may otherwise restrict our ability to sell the interest when we desire, or on advantageous terms;

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
Our hotels have different economic characteristics than many other real estate assets. Unlike other real estate assets, hotels generate revenue from guests that typically stay at the hotel for only a few nights, which causes the room rate and occupancy levels at each of our hotels to change every day, and results in earnings that can be highly volatile.
In addition, our hotels are subject to various operating risks common to the lodging industry, many of which are beyond our control, including, among others, the following:

•	competition from other lodging industry participants in the markets in which we operate;

•	over-building of hotels in the markets in which we operate, which results in an increased supply of hotels that will adversely affect occupancy and revenues at our hotels;

•
consolidation among companies in the lodging industry may increase the resulting companies' negotiating power relative to ours, and decrease competition among those companies for management and franchise agreements, which could result in higher management or franchise fees;

•	dependence on business and leisure travelers;

•	labor strikes, disruptions or lockouts that may impact operating and financial performance;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and leisure travelers;

•	requirements for periodic capital reinvestment to repair and upgrade hotels;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in interest rates;

•	changes in the availability, cost and terms of financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

•
unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns, such as pandemics and epidemics, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather conditions, including natural disasters such as hurricanes, tsunamis or earthquakes;

•	adverse effects of worsening conditions in the lodging industry; and

•	risks generally associated with the ownership of hotels and real estate, as we discuss in detail below.
The occurrence of any of the foregoing could materially and adversely affect us.
The seasonality of the lodging industry could have a material and adverse effect on us.
The lodging industry is seasonal in nature, which causes quarterly fluctuations in our revenues. Our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors in certain markets in which we operate. The seasonality causes periodic fluctuations in room revenues, occupancy levels, room rates and operating expenses in particular hotels. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to enter into short-term borrowings in certain quarters in order to make distributions to our shareholders, and we can provide no assurances that such borrowings will be available on favorable terms, if at all. Consequently, volatility in our financial performance resulting from the seasonality of the lodging industry could have a material and adverse effect on us.
The cyclical nature of the lodging industry may cause fluctuations in our operating performance, which could have a material and adverse effect on us.
The lodging industry historically has been highly cyclical in nature. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry's performance, and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. We can provide no assurances regarding whether, or the extent to which, lodging demand will rebound or whether any such rebound will be sustained. An adverse change in lodging fundamentals could result in returns that are substantially below our expectations or result in losses, which could have a material and adverse effect on us.
Our acquisition, redevelopment, repositioning, renovation and re-branding activities are subject to various risks, any of which could, among other things, result in disruptions to our hotel operations, strain management resources and materially and adversely affect our business.
We intend to continue to acquire, redevelop, reposition, renovate and re-brand hotels, subject to the availability of attractive hotels or projects and our ability to undertake such activities on satisfactory terms. In deciding whether to undertake such activities, we will make certain assumptions regarding the expected future performance of the hotel or project. However, newly acquired, redeveloped, repositioned, renovated or re-branded hotels may fail to perform as expected and the costs necessary to bring such hotels up to franchise standards may exceed our expectations, which may result in the hotels' failure to achieve the projected returns.
In particular, to the extent that we engage in the activities described above, they could pose the following risks to our ongoing operations:

•	we may abandon such activities and we may be unable to recover the expenses already incurred in connection with exploring such opportunities;

•
acquired, redeveloped, repositioned, renovated or re-branded hotels may not initially be accretive to our results of operations, and we and the hotel management companies may not successfully manage newly acquired, redeveloped, repositioned, renovated, or re-branded hotels to meet our expectations;

•	we may be unable to quickly, effectively and efficiently integrate new acquisitions, particularly an acquisition of a portfolio of hotels, into our existing operations;

•	our redevelopment, repositioning, renovation or re-branding activities may not be completed on schedule, which could result in increased debt service and other costs and lower revenues; and

•
management attention may be diverted by our acquisition, redevelopment, repositioning, renovation or rebranding activities, which in some cases may turn out to be less compatible with our growth strategy than originally anticipated.

The occurrence of any of the foregoing events, among others, could materially and adversely affect our business.
Our ownership of hotels with ground leases exposes us to the risks that we may be forced to sell such hotels for a lower price, we may be unable to renew a ground lease or we may lose such hotels upon breach of a ground lease.
As of December 31, 2016, eight of our hotels were on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those eight hotels. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property with a fee simple interest or they may not purchase such properties at any price. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee simple interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel in an attempt to replace that income, which could materially and adversely affect us.
The increasing use of Internet travel intermediaries by consumers may materially and adversely affect our profitability.
Although a majority of rooms sold on the Internet are sold through websites maintained by the hotel franchisors and managers, including Marriott, Hilton and Hyatt, some of our hotel rooms are booked through Internet travel intermediaries. Typically, these Internet travel intermediaries have access to the room inventory from participating hotels. These intermediaries charge higher commissions, which reduces the hotel's profitability. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality, such as "three-star downtown hotel," at the expense of brand identification or quality of product or service normally associated with these brands. If consumers develop brand loyalties to Internet reservations systems rather than to the brands under which our hotels are franchised, the value of our hotels could deteriorate and our business could be materially and adversely affected. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet travel intermediaries increases significantly, commissions paid to these intermediaries may increase and our profitability may be materially and adversely affected.
Technology is used in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business.
We, and our hotel managers and franchisors, rely on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifiable information, reservations, billing and operating data. Although we believe we and our hotel managers and franchisors have taken commercially reasonable steps to protect the security of our systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached. Any failure to maintain proper function, security and availability of information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and it could have a material and adverse effect on our business, financial condition and results of operations.
Future terrorist attacks or changes in terror alert levels could materially and adversely affect us.
Historically, terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries, often disproportionately to the effect on the overall economy. The extent of the impact that actual or threatened terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined, but any such attacks or the threat of such attacks could have a material and adverse effect on travel and hotel demand and our ability to insure our hotels, which could materially and adversely affect us.
The outbreak of influenza or other widespread contagious disease could reduce travel and adversely affect hotel demand, which would have a material and adverse effect on us.
A widespread outbreak of an infectious or contagious disease in the U.S. could reduce travel and hotel demand within the lodging industry. If demand at our hotels decreases significantly or for a prolonged period of time as a result of an outbreak of an infectious or contagious disease, our revenue would be adversely affected, which could have a material and adverse effect on us.
Risks Related to Our Organization and Structure
The share ownership limits imposed by the Code for REITs and our declaration of trust may restrict share transfers and/or business combination opportunities, particularly if our management and board of trustees do not favor a combination proposal.
In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year of taxation as a REIT. Our declaration of trust, with certain exceptions, authorizes our board of trustees to take the necessary actions to preserve our qualification as a REIT. Unless exempted by our board of trustees, no person or entity (other than a person or entity who has been granted an exception) may directly or indirectly, beneficially or constructively, own more than 9.8% of the aggregate of our outstanding common shares, by value or by number of shares, whichever is more restrictive, or 9.8% of the aggregate of the outstanding preferred shares of any class or series, by value or by number of shares, whichever is more restrictive.
Our board may, in its sole discretion, grant an exemption to the share ownership limits, subject to certain conditions and the receipt by our board of certain representations and undertakings. Our board of trustees has previously granted exemptions from our ownership limits to certain shareholders. During the time that such waiver is effective, the excepted holders will be subject to an increased ownership limit. As a condition to granting such excepted holder limit, the excepted holders were required to make representations and warranties to us, which are intended to ensure that we will continue to meet the REIT ownership requirements. The excepted holders must inform us if any of these representations becomes untrue or is violated, in which case such excepted holder will lose its exemption from the ownership limit.
Our authorized but unissued common shares and preferred shares may prevent a change in our control that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.
Our declaration of trust authorizes us to issue additional authorized but unissued common or preferred shares. In addition, our board of trustees may, without shareholder approval, amend our declaration of trust to increase the aggregate number of our common shares or the number of shares of any class or series of preferred shares that we have the authority to issue, classify or reclassify any unissued common shares or preferred shares, and to set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of trustees may establish a series of common shares or preferred shares that could delay or prevent a transaction or a change in our control that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.
Certain provisions of Maryland law could inhibit a change in control.
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
Certain advance notice provisions of our bylaws may inhibit a change in control.
Our bylaws provide that (a) with respect to an annual meeting of shareholders, nominations of individuals for election to our board of trustees and the proposal of other business to be considered by shareholders may be made only (i) pursuant to our notice of the meeting, (ii) by the board of trustees or (iii) by a shareholder who was a shareholder of record at the time of the notice of the meeting and at the time of the annual meeting, who is entitled to vote at the meeting and has complied with the advance notice procedures set forth in the bylaws, and (b) with respect to special meetings of shareholders, only the business specified in our notice of meeting may be brought before the meeting of shareholders and nominations of individuals for election to the board of trustees may be made only (A) pursuant to our notice of the meeting, (B) by the board of trustees, or (C) provided that the board of trustees has determined that directors shall be elected at such meeting, by a shareholder who was a shareholder of record at the time of the notice of the meeting and at the time of the special meeting, who is entitled to vote at the meeting and has complied with the advance notice provisions set forth in the bylaws. These advance notice provisions may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium to the market price of our common stock or otherwise be in our shareholders' best interests.
Termination of the employment agreements with our executive officers could be costly and prevent a change in control.
The employment agreements that we entered into with each of our executive officers provide that, if their employment with us terminates under certain circumstances (including upon a change in our control), we are required to pay them severance compensation, including accelerating the vesting of their respective equity awards, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in control that might involve a premium paid for our common shares or otherwise be in the best interests of our shareholders.
Our declaration of trust contains provisions that make the removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.
Our declaration of trust provides that, subject to the rights of the holders of one or more classes or series of preferred shares to elect or remove one or more trustees, a trustee may be removed only for cause and only by the affirmative vote of the holders of at least two-thirds of the votes entitled to be cast in the election of trustees and that our board of trustees has the exclusive power to fill vacant trusteeships, even if the remaining trustees do not constitute a quorum. These provisions make it more difficult to change our management by removing and replacing trustees and it may delay or prevent a change in control that is in the best interests of our shareholders.
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
Under Maryland law, generally, a trustee is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, trustees are presumed to have acted with this standard of care. In addition, our declaration of trust limits the liability of our trustees and officers to us and our shareholders for monetary damages, except for liability resulting from the:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.
Our declaration of trust and bylaws obligate us, to the fullest extent permitted by Maryland law in effect from time to time, to indemnify and to pay or reimburse reasonable expenses in advance of the final disposition of a proceeding to any present or former trustee or officer who is made or threatened to be made a party to the proceeding by reason of his or her service to us in that capacity. In addition, we may be obligated to advance the defense costs incurred by our trustees and officers. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the current provisions in our declaration of trust and bylaws or that might exist with other companies.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.
In connection with operating as a public company, we are required to provide reliable financial statements and reports to our shareholders. To monitor the accuracy and reliability of our financial reporting, we have established an internal audit function that oversees our internal controls. In addition, we have developed policies and procedures with respect to company-wide business processes and cycles in order to implement an effective system of internal control over financial reporting. We have established, or caused our third-party hotel management companies to establish, controls and procedures designed to ensure that hotel revenues and expenses are properly recorded at our hotels. While we have undertaken substantial work to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we cannot be certain that we will be successful in maintaining effective internal control over financial reporting and we may determine in the future that our existing internal controls need improvement. If we fail to maintain an effective system of internal control, we could be materially harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency in our internal controls could result in errors to our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information, any of which could lead to a substantial decline in the market price of our common shares.
Risks Related to the Real Estate Industry
The illiquid nature of real estate investments could significantly impede our ability to respond to changing economic, financial, and investment conditions or changes in the operating performance of our hotel properties, which could materially and adversely affect our cash flows and results of operations.
Real estate investments, including the focused-service and compact full-service hotels in our portfolio, are relatively illiquid. As a result, we may not be able to sell a hotel or hotels quickly or on favorable terms in response to the changing economic, financial and investment conditions or changes in the hotel's operating performance when it otherwise may be prudent to do so. We cannot predict whether we will be able to sell any hotel we desire to sell for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel. We may be required to expend funds to correct defects or to make improvements before a hotel can be sold, and we cannot provide any assurances that we will have the funds available to correct such defects or to make such improvements. Our inability to dispose of assets at opportune times or on favorable terms could materially and adversely affect our cash flows and results of operations.
In addition, our ability to dispose of some of our hotels could be constrained by their tax attributes. Hotels that we own for a significant period of time, or that we may acquire in the future through tax deferred contribution transactions in exchange for OP units in the Operating Partnership, may have low tax bases. If we dispose of these hotels outright in taxable transactions, we may be required to distribute the taxable gain to our shareholders under the requirements of the Code applicable to REITs or to pay tax on that gain, either of which, in turn, would impact our cash flow and increase our leverage. In some cases, we may be restricted from disposing of properties contributed to us in the future in exchange for our OP units under tax protection agreements with contributors unless we incur additional costs related to indemnifying those contributors. To dispose of low basis or tax-protected hotels efficiently, we may from time to time use like-kind exchanges, which qualify for non-recognition of the taxable gain, but can be difficult to consummate and result in the hotel for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes.
Uninsured and underinsured losses at our hotels could materially and adversely affect us.
We maintain comprehensive insurance on each of our hotels and we intend to maintain comprehensive insurance on any hotels that we acquire in the future, including liability, fire and extended coverage. There can be no assurances that insurance coverage will be available at reasonable rates. Certain types of catastrophic losses, such as windstorms, earthquakes, floods and losses from foreign and domestic terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Our lenders may require such insurance and our failure to obtain such insurance could constitute a default under the loan agreements, which could have a material and adverse effect on us.
In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel, which could have a material and adverse effect on us.
In addition, the insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. In many cases, mortgage lenders have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing the mortgage loan. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our hotels. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover the potential losses. We may not have adequate coverage for such losses, which could have a material and adverse effect on us.
Compliance or failure to comply with the ADA and other safety regulations and requirements could result in substantial costs.
Under the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA's requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or private damage awards. If we are required to make substantial modifications to the hotels that we own or the hotels that we acquire, whether to comply with the ADA or other changes in governmental rules and regulations, we could be materially and adversely affected.
Our hotels are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. If we incur substantial costs to comply with the ADA or other safety regulations and requirements, our financial condition, results of operations, the market price of our common shares, cash flows and our ability to satisfy our debt obligations and to make distributions to our shareholders could be materially and adversely affected.
We could incur significant costs related to government regulation and litigation with respect to environmental matters, which could have a material and adverse effect on us.
Our hotels are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of a hotel, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials ("ACM"), waste or petroleum products) at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell or no longer operate the hotels. Contamination at, on, under or emanating from our hotels also may expose us to liability to private parties for the costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our hotel properties, the environmental laws may also impose restrictions on the manner in which the properties may be used or how the businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, any persons who send waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.
In addition, our hotels are subject to various U.S. federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management. Some of our hotels routinely handle and use hazardous or regulated substances and waste as part of their operations (e.g., swimming pool chemicals). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with the applicable requirements.
Certain of our hotels contain, and the hotels that we acquire in the future may contain, or may have contained ACM. Federal, state and local environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation or demolition of a building. Such laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels is alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our hotels could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to third party liability if property damage or personal injury occurs.
The liabilities and the costs associated with environmental contamination at, on, under or emanating from our properties, defending against the claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could materially and adversely affect us. We can make no assurances that changes in current laws or regulations or future laws or regulations will not impose additional, new, or material environmental liabilities or that the current environmental condition of our hotels will not be affected by our operations, the condition of the properties in the vicinity of our hotels, or by third parties unrelated to us. The discovery of material environmental liabilities at our hotel properties could subject us to unanticipated costs, which could significantly reduce or eliminate our profitability and the cash available for distribution to our shareholders.
We may from time to time be subject to litigation that could expose us to uncertain or uninsured costs.
As owners of hotel properties, we may from time to time face potential claims, litigation and threatened litigation from guests, visitors to our hotel properties, contractors, sub-contractors and others. These claims and proceedings are inherently uncertain and their costs and outcomes cannot be predicted with certainty. Some of these claims may result in defense costs, settlements, fines or judgments against us, and some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have a material and adverse impact on our financial position and results of operations.  In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and trustees.
Risks Related to Our Status as a REIT
Legislative or regulatory tax changes related to REITs could materially and adversely affect us.
There are a number of issues associated with an investment in a REIT that are related to the federal income tax laws, including, but not limited to, the consequences of a company's failing to qualify or to continue to qualify as a REIT and the tax rates applicable to REITs and their shareholders. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended or modified. Legislative and regulatory changes, including comprehensive tax reform, may be more likely in the 115th Congress, which convened in January 2017, because the Presidency and both Houses of Congress will be controlled by the same political party. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective. Any such new law, regulation or interpretation may take effect retroactively and could materially and adversely affect us.
If we do not qualify as a REIT or if we fail to remain qualified as a REIT, we will be subject to U.S. federal income tax and potentially state and local taxes, which would reduce our earnings and the amount of cash available for distribution to our shareholders.
If we were to fail to qualify as a REIT in any taxable year and any available relief provisions do not apply, we would be subject to federal and state corporate income tax, including any applicable alternative minimum tax, on our taxable income, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Unless we were entitled to statutory relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
Any determination that we do not qualify as a REIT would have a material adverse effect on our results of operations and could materially reduce the value of our common shares. Our additional tax liability could be substantial and would reduce our net earnings available for investment, debt service or distributions to shareholders.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We intend to make distributions to our shareholders to comply with the REIT requirements of the Code. We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our taxable income, we will be subject to corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
Since the REIT distribution requirement prevents us from retaining earnings, we generally will be required to refinance debt at its maturity with additional debt or equity. Thus, compliance with the REIT requirements may hinder our ability to grow our business, which could adversely affect the market price of our common shares.
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
To qualify as a REIT, we must satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRSs, which we currently expect will continue to constitute substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this characterization. If the leases were not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs and would likely lose our REIT status. Additionally, we could be subject to a 100% excise tax for any adjustment to our leases.
If our TRSs fail to qualify as "taxable REIT subsidiaries" under the Code, we would likely fail to qualify as a REIT.
Rent paid by a lessee that is a "related party tenant" will not be qualifying income for purposes of the income tests applicable to REITs. We currently lease and expect to continue to lease substantially all of our hotels to our TRSs, which will not be treated as "related party tenants" so long as they qualify as "taxable REIT subsidiaries" under the Code. To qualify as such, most significantly, a taxable REIT subsidiary cannot engage in the operation or management of hotels. We believe that our TRSs will qualify to be treated as taxable REIT subsidiaries for federal income tax purposes. There can be no assurance, however, that the IRS will not challenge the status of a TRS for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying any of our TRSs from treatment as a taxable REIT subsidiary, it is likely that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset tests or the gross income tests, we would likely lose our REIT status.
If any hotel management companies that we engage do not qualify as "eligible independent contractors," or if our hotels are not "qualified lodging facilities," we would likely fail to qualify as a REIT.
Rent paid by a lessee that is a "related party tenant" of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of "qualified lodging facilities" to a TRS so long as the hotels are managed by an "eligible independent contractor" and certain other requirements are satisfied. We lease and expect to lease all or substantially all of our hotels to TRS lessees and to engage hotel management companies that are intended to qualify as "eligible independent contractors." In addition, for a hotel management company to qualify as an eligible independent contractor, (i) the hotel management company must not own, directly or through its shareholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the hotel management company and (ii) such company or a related person must be actively engaged in the trade or business of operating "qualified lodging facilities" (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. Finally, each hotel with respect to which our TRS lessees pay rent must be a "qualified lodging facility." A "qualified lodging facility" is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe the hotel management companies operate qualified lodging facilities for certain persons who are not related to us or our TRS. As of the date hereof, we believe that all of the hotels leased to our TRS lessees will be qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of hotels, the REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied in all cases.
Our ownership of taxable REIT subsidiaries is limited, and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's length terms.
A REIT may own up to 100% of the equity interests of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT's assets may consist of stock or securities of one or more taxable REIT subsidiaries. In addition, the rules applicable to a taxable REIT subsidiary limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT in order to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation.
Our TRSs will pay federal, state and local income taxes on their net taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed. We anticipate that the aggregate value of the stock and securities of our TRSs will be less than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets (including the stock and securities of our TRSs). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the ownership limitations applicable to a taxable REIT subsidiary. We believe that our rents and other transactions with our TRSs have each been entered into on an arm's-length basis and reflect normal business practices, but there can be no assurance that the IRS will agree with our belief.
Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of the value of our total assets may be represented by debt instruments issued by publicly offered REITs that are "nonqualified" (i.e., not secured by real property or interests in real property). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would otherwise be advantageous to us. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of, certain attractive investments.
Our TRS may be limited in using certain tax benefits.
If a corporation undergoes an "ownership change" within the meaning of Section 382 of the Code and the Treasury Regulations thereunder, such corporation's ability to use net operating losses ("NOLs"), generated prior to the time of that ownership change may be limited. To the extent the affected corporation's ability to use NOLs is limited, such corporation's taxable income may increase. As of December 31, 2016, we had approximately $123.4 million of NOLs (all of which are attributable to our TRS) which will begin to expire in 2028 for federal tax purposes and during the period from 2018 to 2028 for state tax purposes if not utilized. An ownership change within the meaning of Section 382 of the Code with respect to the REIT's TRS occurred during the 2012 and 2013 tax years. Accordingly, to the extent our TRS has taxable income in future years, its ability to use NOLs incurred prior to these ownership changes in such future years will be limited, and it may have greater taxable income as a result of such limitation.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets (each such hedge, a "Borrowings Hedge") or manages the risk of certain currency fluctuations (each such hedge, a "Currency Hedge"), and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. Exclusion from the REIT 75% and 95% gross income tests also applies if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new properly identified hedging transaction to offset the prior hedging position. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the TRS.
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
We intend to continue to pay regular quarterly distributions to holders of our common shares. All distributions will be made at the discretion of our board of trustees and will depend on our historical and projected results of operations, EBITDA, FFO, liquidity and financial condition, REIT qualification, debt service requirements, capital expenditures and operating expenses, prohibitions and other restrictions under financing arrangements and applicable law and other factors as our board of trustees may deem relevant from time to time. No assurance can be given that our projections will prove to be accurate or that any level of distributions or particular yield will be made or sustained. We may not be able to make distributions in the future or we may need to fund such distributions through borrowings or other external financing sources, which may be available only at unattractive terms, if at all. Any of the foregoing could cause the market price of our common shares to decline significantly.

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
In the future, we may issue debt or equity securities or incur additional borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred shares will receive a distribution of our available assets before common shareholders. If we incur debt in the future, our future interest costs could increase, and adversely affect our liquidity, FFO and results of operations. We are not required to offer any additional equity securities to existing common shareholders on a preemptive basis. Therefore, additional common share issuances, directly or through convertible or exchangeable securities (including OP units), warrants or options, will dilute the holdings of our existing common shareholders, and such issuances or the perception of such issuances may reduce the market price of our common shares. Our preferred shares, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common shareholders. Because our decision to issue debt or equity securities or incur additional borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of any future capital raising efforts. Thus, the common shareholders bear the risk that our future issuances of debt or equity securities or our incurrence of additional borrowings will negatively affect the market price of our common shares.
The number of common shares available for future issuance or sale could adversely affect the per share trading price of our common shares.
As of February 15, 2017, we had 124,621,611 common shares outstanding. In addition, as of such date, 558,750 OP units in the Operating Partnership were outstanding, which are redeemable for cash or, at our option, for a like number of our common shares. We cannot predict the effect, if any, of future resales of our common shares or OP units, or the perception of such resales, on the market price of our common shares. Any such future resales, or the perception that such resales might occur, could adversely affect the market price of our common shares and may also make it more difficult for us to sell equity or equity-related securities in the future and at terms that we deem appropriate.
In addition, subject to applicable law, our board of trustees has the authority, without further shareholder approval, to issue additional common shares and preferred shares on the terms and for the consideration it deems appropriate. We may issue additional common shares or OP units from time to time in connection with hotel acquisitions and we may grant registration rights in connection with such issuances, pursuant to which we would agree to register the resale of such securities under the Securities Act. Furthermore, in the future we may issue common shares and securities convertible into, or exchangeable or exercisable for, our common shares under our equity incentive plan. The market price of our common shares may decline significantly upon future issuances of equity under our equity incentive plan or in connection with hotel acquisitions.
The market price and trading volume of our common shares may be volatile and could decline substantially in the future.
The market price of our common shares may be volatile in the future. In addition, the trading volume of our common shares may fluctuate and cause significant price variations to occur. We cannot assure shareholders that the market price and the trading volume of our common shares will not decline or fluctuate significantly in the future, including as a result of factors unrelated to our operating performance. In particular, the market price and the trading volume of our common shares could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

•	actual or anticipated differences in our operating results, liquidity, or financial condition;

•	changes in our revenues, expenses, EBITDA, FFO or earnings estimates;

•	publication of research reports about us, our hotels, the lodging industry, or the overall real estate industry;

•	additions and departures of key personnel;

•	the performance and market valuations of other similar companies;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts; and

•	general market and economic conditions, including factors unrelated to our operating performance.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their common shares. If the market price of our common shares is volatile and this type of litigation is brought against us, it could result in substantial costs and divert our management's attention and resources, which could have a material and adverse effect on us.
Increases in market interest rates may reduce demand for our common shares and result in a decline in the market price of our common shares.
The market price of our common shares may be influenced by the distribution yield on our common shares (i.e., the amount of our annual distributions as a percentage of the market price of our common shares) relative to market interest rates. An increase in market interest rates, which are currently low compared to historical levels, may lead prospective purchasers of our common shares to expect a higher distribution yield, which we may not be able, or may choose not, to provide. Higher interest rates would also likely increase our borrowing costs and decrease our operating results and the cash available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decline.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our Hotel Properties
The following table provides a comprehensive list of our hotel properties as of December 31, 2016:

Location	Hotel Property Name	Rooms	Location	Hotel Property Name	Rooms
California			Kentucky
	Courtyard San Francisco	166		Courtyard Louisville Northeast	114
	Embassy Suites Irvine Orange County	293		Marriott Louisville Downtown	616
	Embassy Suites Los Angeles Downey	220		Residence Inn Louisville Downtown	140
	Hilton Garden Inn Los Angeles Hollywood	160		Residence Inn Louisville Northeast	102
	Hilton Garden Inn San Francisco Oakland Bay Brg	278		SpringHill Suites Louisville Hurstbourne North	142
	Hyatt House Cypress Anaheim	142	Louisiana
	Hyatt House Emeryville San Francisco Bay Area	234		Hilton Garden Inn New Orleans Convention Center	286
	Hyatt House San Diego Sorrento Mesa	193		Hotel Indigo New Orleans Garden District	132
	Hyatt House San Jose Silicon Valley	164	Massachusetts
	Hyatt House San Ramon	142		Embassy Suites Boston Waltham	275
	Hyatt House Santa Clara	150	Maryland
	Hyatt Place Fremont Silicon Valley	151		DoubleTree Hotel Columbia	152
	Residence Inn Palo Alto Los Altos	156		Residence Inn Bethesda Downtown	188
Colorado				Residence Inn Columbia	108
	Courtyard Boulder Longmont	78		Residence Inn National Harbor Washington DC	162
	Courtyard Boulder Louisville	154		Residence Inn Silver Spring	130
	Courtyard Denver West Golden	110	Michigan
	Fairfield Inn & Suites Denver Cherry Creek	134		Residence Inn Detroit Novi	107
	Hampton Inn & Suites Denver Tech Center	123	North Carolina
	Marriott Denver Airport @ Gateway Park	238		Hilton Garden Inn Durham Raleigh Research Triangle Park	177
	Marriott Denver South @ Park Meadows	279		Hyatt House Charlotte Center City	163
	Renaissance Boulder Flatiron Hotel	232	New York
	Residence Inn Boulder Louisville	88		Courtyard New York Manhattan Upper East Side	226
	Residence Inn Denver West Golden	88		DoubleTree Metropolitan Hotel New York City (1)	764
	Residence Inn Longmont Boulder	84		Hampton Inn Garden City	143
	SpringHill Suites Boulder Longmont	90	Oregon
	SpringHill Suites Denver North Westminster	164		Courtyard Portland City Center	256
District of Columbia				SpringHill Suites Portland Hillsboro	106
	Fairfield Inn & Suites Washington DC Downtown	198	Pennsylvania
	Homewood Suites Washington DC Downtown	175		Hilton Garden Inn Pittsburgh University Place	202
	Hyatt Place Washington DC Downtown K Street	164		Renaissance Pittsburgh Hotel	300
Florida			South Carolina
	Courtyard Fort Lauderdale SW Miramar	128		Courtyard Charleston Historic District	176
	DoubleTree Grand Key Resort	216	Texas
	Embassy Suites Fort Myers Estero	150		Courtyard Austin Airport	150
	Embassy Suites Tampa Downtown Convention Center	360		Courtyard Austin Downtown Convention Center	270
	Embassy Suites West Palm Beach Central	194		Courtyard Austin Northwest Arboretum	102
	Fairfield Inn & Suites Key West	106		Courtyard Austin South	110
	Hampton Inn Fort Walton Beach	100		Courtyard Houston By The Galleria	190
	Hampton Inn & Suites Clearwater St Petersburg Ulmerton Road	128		Courtyard Houston Downtown Convention Center	191
	Hampton Inn West Palm Beach Airport Central	105		Courtyard Houston Sugarland	112
	Hilton Cabana Miami Beach	231		Fairfield Inn & Suites Austin South Airport	63

Location	Hotel Property Name	Rooms	Location	Hotel Property Name	Rooms
	Hilton Garden Inn West Palm Beach Airport	100		Fairfield Inn & Suites San Antonio Downtown Market	110
	Renaissance Fort Lauderdale Plantation Hotel	250		Hampton Inn Houston Near The Galleria	176
	Residence Inn Fort Lauderdale Plantation	138		Hyatt House Austin Arboretum	131
	Residence Inn Fort Lauderdale SW Miramar	130		Hyatt House Dallas Lincoln Park	155
Georgia				Hyatt House Dallas Uptown	141
	Courtyard Atlanta Buckhead	181		Hyatt House Houston Galleria	147
	Hyatt Atlanta Midtown	194		Hyatt Centric The Woodlands	70
	Residence Inn Atlanta Midtown Historic	90		Marriott Austin South	211
Hawaii				Residence Inn Austin Downtown Convention Center	179
	Courtyard Waikiki Beach	403		Residence Inn Austin North Parmer Lane	88
Illinois				Residence Inn Austin Northwest Arboretum	84
	Courtyard Chicago Downtown Magnificent Mile	306		Residence Inn Austin South	66
	Courtyard Midway Airport	174		Residence Inn Houston By The Galleria	146
	Fairfield Inn & Suites Chicago Midway Airport	114		Residence Inn Houston Downtown Convention Center	171
	Hampton Inn Chicago Midway Airport	170		Residence Inn Houston Sugarland	78
	Hilton Garden Inn Chicago Midway Airport	174		Residence Inn San Antonio Downtown Market Square	95
	Holiday Inn Express & Suites Midway Airport	104		SpringHill Suites Austin North Parmer Lane	132
	Marriott Chicago Midway	200		SpringHill Suites Austin South	152
	Residence Inn Chicago Oak Brook	156		SpringHill Suites Houston Downtown Convention Center	167
	Residence Inn Chicago Naperville	130	Utah
	Sleep Inn Midway Airport	121		Courtyard Salt Lake City Airport	154
Indiana				Residence Inn Salt Lake City Airport	104
	Courtyard Chicago Southeast Hammond	85	Washington
	Courtyard Indianapolis @ The Capitol	124		Homewood Suites Seattle Lynnwood	170
	Courtyard South Bend Mishawaka	78	Wisconsin
	Fairfield Inn & Suites Chicago SE Hammond	94		Hyatt Place Madison Downtown	151
	Hilton Garden Inn Bloomington	168
	Residence Inn Chicago Southeast Hammond	78
	Residence Inn Indianapolis Downtown On The Canal	134
	Residence Inn Indianapolis Fishers	78
	Residence Inn Merrillville	78
	SpringHill Suites South Bend Mishawaka	87
_______________________________________________________________________________

(1)
This hotel is owned through a joint venture in which we own a 98.3% controlling interest. We are the managing member of the joint venture and we control all the material decisions related to this hotel. Our joint venture partner is affiliated with the hotel's property manager.

Our Hotel Management Agreements
In order to qualify as a REIT, we cannot directly or indirectly operate any of our hotels. We lease each of our hotels to TRS lessees, which in turn engage property management companies to manage our hotels. Each of our hotels is operated pursuant to a hotel management agreement with one of 15 independent hotel management companies. Each hotel management company receives a base management fee and is also eligible to receive an incentive management fee upon the achievement of certain financial thresholds as set forth in each applicable hotel management agreement. The incentive management fee is generally calculated as a percentage of hotel operating profit after we have received a priority return on our investment in the hotel. WLS is the hotel management company for 71 of our hotels. Our remaining hotels are managed by 14 other hotel management companies located in the United States. Below is a summary of the principal terms of the hotel management agreements with WLS and a general overview of our non-WLS hotel management agreements.
WLS Hotel Management Agreements
WLS is a fully-integrated owner, developer, and manager of premium-brand hotels. Our TRS lessees, as lessees of the respective hotels, have entered into hotel management agreements with WLS. This summary is qualified in its entirety by reference to the form of the WLS hotel management agreement included as an exhibit to this Annual Report on Form 10-K.

Our WLS hotel management agreements contain initial terms of 10 to 20 years and are generally subject to two automatic renewal terms of five to 10 years each. The WLS hotel management agreements have an average remaining initial term of approximately 10 years.
Under the WLS hotel management agreements, WLS receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is generally 3.5% of gross hotel revenues for the applicable hotel. Gross hotel revenue is calculated as all hotel revenue before subtracting expenses. The incentive management fee, which is calculated on a per hotel basis, is 15% of the operating profit (as defined in the applicable hotel management agreement) remaining after we receive an annual return equal to 11% of our total capital investment, including debt, in the applicable hotel. We also pay certain computer support and accounting service fees to WLS, as reflected in each hotel management agreement.
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
Other Hotel Management Agreements
As of December 31, 2016, 51 of our hotels were managed by 14 hotel management companies other than WLS. This number includes four and ten hotels that receive the benefits of a franchise agreement pursuant to hotel management agreements with Marriott and Hyatt, respectively. Each of these hotels is subject to a hotel management agreement that contains customary terms and conditions that generally are similar to the provisions found in the WLS hotel management agreements described above. The hotel management agreements generally have initial terms that range from three to 25 years, and some provide for one or two automatic extension periods ranging from one to ten years. In addition, each hotel management company receives a base management fee generally equal to 3.0% of gross hotel revenues. Hotel management agreements that include the benefits of a franchise agreement incur a base management fee generally equal to 7.0% of gross hotel revenues. Management companies may also earn an incentive management fee ranging from 10% to 25% of available cash flow (or other similar metric) as set forth in the applicable hotel management agreement, calculated on a per hotel basis, generally equal to the operating profit of the hotel after deducting a priority return to us based upon a percentage of our total capital investment in the hotel.
Each of the hotel management agreements provides us with a right to terminate such hotel management agreement if the hotel management company fails to reach certain performance targets (as provided in the applicable hotel management agreement) or provides us with a right to terminate the hotel management agreement in our sole and absolute discretion. In addition, certain hotel management agreements give us the right to terminate the hotel management agreement upon the sale of the hotel or for any reason upon payment of a stipulated termination fee. The hotel management agreements are also generally terminable by either party upon material casualty or condemnation of the hotel or the occurrence of certain customary events of default.
Franchise Agreements
As of December 31, 2016, 72, 27 and 6 of our hotels operated under franchise agreements with Marriott, Hilton and Hyatt, respectively. These numbers exclude four and ten hotels that receive the benefits of a franchise agreement pursuant to hotel management agreements with Marriott and Hyatt, respectively. The remaining three hotels that we own as of December 31, 2016 operate under existing franchise agreements with brands other than Marriott, Hilton or Hyatt.
The franchisors provide a variety of benefits to the franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at the hotels across the brand system. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures, all of which our TRS lessees, as the franchisees, must follow. The franchise agreements require our TRS lessees to comply with the franchisors' standards and requirements, including the training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the TRS lessee, the display of signage and the type, quality and age of furniture, fixtures and equipment included in the guest rooms and the nature of the lobbies and other common areas. The franchise agreements have initial terms ranging from 10 to 30 years. Each of our existing franchise agreements require that we pay a royalty fee generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of between 1.5% and 3.0% of food and beverage revenues.
The franchise agreements also provide for termination at the applicable franchisor's option upon the occurrence of certain events, including the failure to pay royalties and fees, the failure to perform our obligations under the franchise license, bankruptcy and the abandonment of the franchise, or a change in control. The TRS lessee is responsible for making all payments under the applicable franchise agreement to the franchisor; however, we are required to guarantee the obligations under each of the franchise agreements. In addition, many of our existing franchise agreements provide the franchisor with a right of first offer in the event of certain sales or transfers of a hotel and provide the franchisor the right to approve any change in the hotel management company who manages the hotel.
TRS Leases
In order for us to qualify as a REIT, neither our company nor any of our subsidiaries may directly or indirectly operate any of our hotels. The subsidiaries of the Operating Partnership, as the lessors, lease our hotels to our TRS lessees, which, in turn, are the parties to the existing hotel management agreements with the third-party hotel management companies at each of our hotels. The TRS leases contain the provisions that are described below. For the hotels that are acquired in the future, we intend for the leases to contain substantially similar provisions as to those described below; however, we may, in our discretion, alter any of these provisions with respect to any particular lease.
Lease Terms
Our TRS leases have initial terms that range from three to five years and a majority of the leases can be renewed by our TRS lessees for three successive five-year renewal terms unless the lessee is in default at the expiration of the then-current term. In addition, our TRS leases are subject to early termination by us in the event that we sell the hotel to an unaffiliated party, a change in control occurs or the applicable provisions of the Code are amended to permit us to operate our hotels. Our TRS leases are also subject to early termination upon the occurrence of certain events of default and/or other contingencies described in the lease.
Amounts Payable under the Leases
During the term of each TRS lease, our TRS lessees are obligated to pay us a fixed annual base rent plus a percentage rent and certain other additional charges that our TRS lessees agree to pay under the terms of the respective TRS lease. The percentage rent is calculated based on the revenues generated from the rental of guest rooms, food and beverage sales, and certain other sources, including meeting room and movie rentals.
The TRS leases require our TRS lessees to pay rent, all costs and expenses, management fees, franchise fees, personal property taxes, certain insurance policies and all utility and other charges incurred in the operation of the hotels. The leases also provide for rent reductions and abatements in the event of damage to, destruction, or a partial taking of, any hotel.
All of the above mentioned intercompany transactions eliminate in consolidation.
Maintenance and Modifications
Under each TRS lease, the TRS lessee may, at its expense, make additions, modifications or improvements to the hotel that it deems desirable, and that we approve. In addition, our TRS lessees are required, at their expense, to maintain the hotels in good order and repair, except for ordinary wear and tear, and to make repairs that may be necessary and appropriate to keep the hotel in good order and repair. Under the TRS lease, we are responsible for maintaining, at our cost, any underground utilities or structural elements, including the exterior walls and the roof of the hotel (excluding, among other things, windows and mechanical, electrical and plumbing systems). Each TRS lessee, when and as required to meet the standards of the applicable hotel management agreement, any applicable hotel franchise agreement, or to satisfy the requirements of any lender, must establish an FF&E reserve in an amount equal to up to 5% of gross revenue for the purpose of periodically repairing, replacing or refurbishing the furnishings and equipment.
Events of Default
The events of default under each of the leases include, among others: the failure by a TRS lessee to pay rent when due; the breach by a TRS lessee of a covenant, condition or term under the lease, subject to the applicable cure period; the bankruptcy or insolvency of a TRS lessee; cessation of operations by a TRS lessee of the leased hotel for more than 30 days, except as a result of damage, destruction, or a partial or complete condemnation; or the default by a TRS lessee under a franchise agreement subject to any applicable cure period.
Termination of Leases on Disposition of the Hotels or Change of Control
In the event that we sell a hotel to a non-affiliate or a change of control occurs, we generally have the right to terminate the lease by paying the applicable TRS lessee a termination fee to be governed by the terms and conditions of the lease.
Ground Leases
As of December 31, 2016, eight of our hotels were subject to ground lease agreements that cover the land underlying the respective hotels. Additional information on the ground leases can be found in Note 9 to our accompanying consolidated financial statements.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "RLJ." Below is a summary of the high and low prices of our common shares for each quarterly period for the years ended December 31, 2016 and 2015, as reported on the NYSE and the distributions paid by us with respect to each quarterly period.

2016	High	Low	Distribution
January 1, 2016 through March 31, 2016	$23.33	$16.15	$0.33
April 1, 2016 through June 30, 2016	$22.81	$18.86	$0.33
July 1, 2016 through September 30, 2016	$24.60	$20.58	$0.33
October 1, 2016 through December 31, 2016	$25.10	$18.92	$0.33

2015	High	Low	Distribution
January 1, 2015 through March 31, 2015	$36.25	$29.90	$0.33
April 1, 2015 through June 30, 2015	$32.09	$28.73	$0.33
July 1, 2015 through September 30, 2015	$32.14	$25.00	$0.33
October 1, 2015 through December 31, 2015	$27.52	$21.48	$0.33
On December 30, 2016 and February 15, 2017, the closing price of our common shares as reported on the NYSE was $24.49 and $23.75, respectively.

Share Return Performance
The graph and the table set forth below assume $100 was invested on December 31, 2011 in RLJ Lodging Trust's common shares. The graph and the table compare the total shareholder return of our common shares against the cumulative total returns of the Standard & Poor's 500 Index ("S&P 500 Index") and the Morgan Stanley Capital International United States REIT Index ("MSCI US REIT Index") between December 31, 2011 and December 31, 2016. The graph assumes an initial investment of $100 in our common shares and in each of the indices, and it also assumes the reinvestment of dividends.

Name	Initial Investment at Dec 31, 2011	Value of Initial Investment at Dec 31, 2012	Value of Initial Investment at Dec 31, 2013	Value of Initial Investment at Dec 31, 2014	Value of Initial Investment at Dec 31, 2015	Value of Initial Investment at Dec 31, 2016
RLJ Lodging Trust	$100.00	$119.49	$155.62	$222.20	$150.59	$181.05
S&P 500 Index	$100.00	$115.99	$153.54	$174.54	$176.94	$198.09
MSCI US REIT Index	$100.00	$117.83	$120.77	$157.49	$161.46	$175.37
This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Shareholder Information
At February 15, 2017, we had 111 holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than record holders. At February 15, 2017, there were three holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for our common shares.
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
The credit agreements governing our $400 million unsecured revolving credit facility (the "Revolver") and our unsecured term loans (the "Term Loans") limit our ability to pay cash dividends. However, so long as no default or event of default exists, the credit agreements allow us to pay cash dividends with respect to any period of four fiscal quarters in an amount not to exceed (i) 95% of adjusted funds from operations (as defined in the credit agreements), (ii) the amount required for us to maintain our status as a REIT (including the right to distribute 100% of net capital gain) under Sections 856 through 860 of the Code, and (iii) the amount necessary for us to avoid income or excise tax under the Code. If certain defaults or events of default exist, we may pay cash dividends with respect to any fiscal year in an aggregate amount not to exceed the greater of (a) the minimum amount required for us to maintain our status as a REIT under Sections 856 through 860 of the Code, or (b) the amount necessary to avoid income or excise tax under the Code.
Any future distributions will be at the sole discretion of our board of trustees, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected financial condition, liquidity, EBITDA, FFO and results of operations, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, as described above, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of trustees deems relevant. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under the Revolver or other loans, selling certain of our assets, or using a portion of the net proceeds we receive from offerings of equity, equity-related or debt securities or declaring taxable share dividends.
Unregistered Sales of Equity Securities
Except as set forth below, the Company did not sell any securities during the fiscal year ended December 31, 2016 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").
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
During the year ended December 31, 2016, the Company repurchased and retired 610,607 of its common shares for approximately $13.3 million in connection with its share repurchase program. On February 17, 2017, the Company's board of trustees extended the duration of the share repurchase program to February 28, 2018 and increased the authorized amount that may be repurchased by $40.0 million to a total of $440.0 million.
Additionally, during the year ended December 31, 2016, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the RLJ Lodging Trust 2015 Equity Incentive Plan (the "2015 Plan").

The following table summarizes all of the share repurchases during the year ended December 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2016 through January 31, 2016	396	$18.18	—	9,557,899
February 1, 2016 through February 29, 2016	22,340	$19.52	—	8,336,384
March 1, 2016 through March 31, 2016	520,160	$22.11	510,498	7,147,056
April 1, 2016 through April 30, 2016	389	$21.58	—	7,761,018
May 1, 2016 through May 31, 2016	74,494	$19.53	52,715	7,931,901
June 1, 2016 through June 30, 2016	47,394	$20.72	47,394	7,531,127
July 1, 2016 through July 31, 2016	139,904	$23.45	—	6,804,662
August 1, 2016 through August 31, 2016	23,973	$23.47	—	6,921,280
September 1, 2016 through September 30, 2016	—	$—	—	7,681,534
October 1, 2016 through October 31, 2016	1,198	$20.03	—	8,191,819
November 1, 2016 through November 30, 2016	24,374	$21.28	—	7,088,314
December 1, 2016 through December 31, 2016	—	$—	—	6,596,271
Total for the year ended December 31, 2016	854,622		610,607
_______________________________________________________________________________

(1)
The maximum number of shares that may yet be repurchased under the share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 6.    Selected Financial Data
The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements as of December 31, 2016 and 2015 and for the three years ended December 31, 2016, 2015 and 2014, and the related notes included elsewhere in this Annual Report on Form 10-K.
The selected financial information as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 has been derived from our audited historical financial statements.

	For the year ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenue
Room revenue	$1,010,637	$985,361	$969,402	$844,741	$738,207
Other property revenue	149,358	150,979	139,795	125,639	111,478
Total revenue	1,159,995	1,136,340	1,109,197	970,380	849,685
Expense
Room expense	228,656	220,101	213,071	186,667	162,039
Other property expense	439,453	437,545	433,274	388,440	346,898
Total property operating expense	668,109	657,646	646,345	575,107	508,937
Depreciation and amortization	162,500	156,226	144,294	127,231	126,340
Impairment loss	—	1,003	9,200	—	—
Property tax, insurance and other	77,281	76,682	71,443	63,627	52,745
General and administrative	31,516	37,810	41,671	35,466	31,086
Transaction and pursuit costs	192	3,058	4,850	4,410	3,520
Total operating expense	939,598	932,425	917,803	805,841	722,628
Operating income	220,397	203,915	191,394	164,539	127,057
Interest and other income	1,998	3,161	2,688	7,431	1,463
Interest expense	(58,820)	(54,788)	(56,810)	(64,348)	(83,689)
Income from continuing operations before income tax (expense) benefit	163,575	152,288	137,272	107,622	44,831
Income tax (expense) benefit	(8,190)	39,126	(1,145)	(879)	(1,369)
Gain on sale of hotel properties	45,929	28,398	353	—	—
Net income from continuing operations, including gain on sale	201,314	219,812	136,480	106,743	43,462
Net income attributable to noncontrolling interests	(962)	(1,591)	(1,039)	(1,258)	(39)
Net income from continuing operations available to common shareholders	$200,352	$218,221	$135,441	$105,485	$43,423

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share data)
Balance Sheet Data:
Investment in hotel properties, net	$3,368,674	$3,674,999	$3,518,803	$3,241,163	$3,073,483
Cash and cash equivalents	$456,672	$134,192	$262,458	$332,248	$115,861
Total assets (1)	$4,023,393	$3,972,942	$4,118,727	$3,709,074	$3,338,872
Total debt (1)	$1,582,715	$1,575,486	$1,548,095	$1,400,765	$1,406,138
Total liabilities (1)	$1,788,116	$1,772,418	$1,740,243	$1,562,740	$1,530,961
Total equity	$2,235,277	$2,200,524	$2,378,484	$2,146,334	$1,807,911
Per Share Data:
Basic income from continuing operations per share	$1.61	$1.69	$1.06	$0.89	$0.40
Diluted income from continuing operations per share (2)	$1.61	$1.68	$1.05	$0.88	$0.40
Weighted-average shares outstanding — basic	123,651,003	128,444,469	127,360,669	117,950,066	105,423,604
Weighted-average shares outstanding — diluted (2)	123,879,007	128,967,754	128,293,843	118,738,626	105,748,686
Dividends declared per share	$1.32	$1.32	$1.04	$0.86	$0.70
_______________________________________________________________________________

(1)
The Company adopted both Accounting Standards Update ("ASU") 2015-03 and ASU 2015-15 on January 1, 2016. The adoption of this guidance changed the balance sheet classification of the Company's deferred financing costs. Upon adoption of the new guidance, the Company retrospectively reclassified deferred financing costs of $7.3 million, $9.7 million, $8.9 million, and $7.5 million in the consolidated balance sheets as of December 31, 2015, 2014, 2013, and 2012, respectively. The carrying amount of debt is presented net of those deferred financing cost amounts for each of the respective periods.

(2)
Income allocated to the noncontrolling interest in the Operating Partnership has been excluded from the numerator, and the OP units of the Operating Partnership have been omitted from the denominator, since the effect of including these amounts in the numerator and denominator would have no impact.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, the related notes included thereto, and Item 1A., "Risk Factors", all of which appear elsewhere in this Annual Report on Form 10-K.

Overview

We are a self-advised and self-administered Maryland REIT that acquires primarily premium-branded, focused-service and compact full-service hotels. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in markets that we believe exhibit multiple demand generators and high barriers to entry. We believe premium-branded, focused-service and compact full-service hotels with these characteristics generate high levels of RevPAR, strong operating margins and attractive returns.

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

As we look at factors that could impact our business, we find that the consumer is generally in good health, job creation remains positive, and wages are increasing at a moderate pace. While geopolitical and global economic uncertainty still exists, we remain hopeful that positive employment trends and an improving consumer balance sheet will continue to drive economic expansion in the U.S.

We are cautiously optimistic that continued expansion of the U.S. economy will generate positive lodging demand growth for the industry and another year of RevPAR growth. However, in light of accelerating supply, RevPAR growth is likely to be moderate.

We continue to follow a prudent and disciplined capital allocation strategy. To date, we have seen fewer acquisition opportunities that meet our investment profile. We will continue to look for and weigh all possible investment decisions against the highest and best returns for our shareholders over the long term. We believe that our cash on hand and expected access to capital (including availability under our Revolver) along with our senior management team's experience, extensive industry relationships and asset management expertise, will enable us to pursue investment opportunities that generate additional internal and external growth.

As of December 31, 2016, we owned 122 hotels with approximately 20,100 rooms, located in 21 states and the District of Columbia, and an interest in a mortgage loan secured by a hotel.  We own, through wholly-owned subsidiaries, 100% of the interests in all hotel properties, with the exception of one hotel property in which we own a 98.3% controlling interest in a joint venture.

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

Our Revenues and Expenses

Our revenue is primarily derived from the operation of hotels, including the sale of rooms, food and beverage revenue and other operating department revenue, which consists of parking fees, gift shop sales and other guest service fees.

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

•
Average Daily Rate — ADR represents the total hotel room revenues divided by the total number of rooms sold in a given period. ADR measures the average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base at a hotel or group of hotels. We use ADR to assess the pricing levels that we are able to generate, as changes in rates have a greater impact on operating margins and profitability than changes in occupancy.

•
Occupancy — Occupancy represents the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occupancy measures the utilization of our hotels' available capacity. We use occupancy to measure demand at a specific hotel or group of hotels in a given period. Additionally, occupancy levels help us determine the achievable ADR levels.

•
Revenue Per Available Room — RevPAR is the product of ADR and occupancy. RevPAR does not include non-room revenues, such as food and beverage revenue or other operating department revenue. We use RevPAR to identify trend information with respect to room revenues from comparable properties and to evaluate hotel performance on a regional basis.

RevPAR changes that are primarily driven by changes in occupancy have different implications for overall revenues and profitability than the changes that are driven primarily by changes in ADR. For example, an increase in occupancy at a hotel would lead to additional variable operating costs (including housekeeping services, utilities and room supplies) and could also result in an increase in other operating department revenue and expense. Changes in ADR typically have a greater impact on operating margins and profitability as they only have a limited effect on variable operating costs.
ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 87.1% of our total revenue for the year ended December 31, 2016, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
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
One critical component in the RevPAR penetration index calculation is the determination of a hotel's competitive set, which consists of a small group of hotels in the relevant market that we and the third-party hotel management company that manages the hotel believe are comparable for purposes of benchmarking the performance of such hotel. A hotel's competitive set is mutually agreed upon by us and the hotel's management company. Factors that we consider when establishing a competitive set include geographic proximity, brand affiliations, rate structure, and the level of service provided at the hotel. The determination of the competitive set is highly subjective, however, our methodology for determining a hotel's competitive set may differ materially from those used by other hotel owners and/or management companies.
For the year ended December 31, 2016, the portfolio wide RevPAR penetration index of our hotels was 113.9, which indicates that, on average, our hotels maintained a market share premium of approximately 13.9% in relation to their competitive set.
We also use non-GAAP measures such as FFO, Adjusted FFO, EBITDA and Adjusted EBITDA to evaluate the operating performance of our business. For a more in depth discussion of the non-GAAP measures, please refer to the "Non-GAAP Financial Measures" section.

Principal Factors Affecting Our Results of Operations

The principal factors affecting our operating results include the overall demand for lodging compared to the supply of available hotel rooms and other lodging options, and the ability of our third-party hotel management companies to increase or maintain revenues while controlling expenses.

•
Demand — The demand for lodging, especially business travel, generally fluctuates with the overall economy. Historically, periods of declining demand are followed by extended periods of relatively strong demand, which typically occurs during the growth phase of the lodging cycle.

•	Supply — The development of new hotels is driven largely by construction costs, the availability of financing and the expected performance of existing hotels and other lodging options.
We expect that our ADR, Occupancy and RevPAR performance will be impacted by macroeconomic factors such as regional and local employment growth, government spending, personal income and corporate earnings, office vacancy rates, business relocation decisions, airport activity, business and leisure travel demand, new hotel construction and the pricing strategies of our competitors. In addition, our ADR, Occupancy and RevPAR performance are dependent on the continued success of the Marriott, Hilton and Hyatt brands.

•	Revenue — Substantially all of our revenue is derived from the operation of hotels. Specifically, our revenue is comprised of:

◦	Room revenue — Occupancy and ADR are the major drivers of room revenue. Room revenue accounts for the majority of our total revenue.

◦
Food and beverage revenue — Occupancy, the nature of the hotel property and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage revenue through catering functions as compared to transient business, which may or may not utilize the hotel's food and beverage outlets).

◦
Other operating department revenue — Occupancy and the nature of the hotel property are the main drivers of other ancillary revenue, such as parking fees, gift shop sales and other guest service fees. Some hotels, due to the limited focus of the services offered and size or space limitations at the hotel, may not have the type of facilities that generate other operating department revenue.

•	Property Operating Expense — The components of our property operating expense are as follows:

◦
Room expense — These expenses include housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other room-related costs. Like room revenue, occupancy is the major driver of room expense. These costs can increase based on an increase in salaries and wages, as well as the level of service and amenities that are provided at the hotel.

◦
Food and beverage expense — These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions are generally more profitable than restaurant, bar, and other food and beverage outlets that are located on the hotel property) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.

◦
Management and franchise fee expense — A base management fee is computed as a percentage of gross hotel revenues. An incentive management fee is typically paid when the hotel's operating income exceeds certain thresholds, and it is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. A franchise fee is computed as a percentage of room revenue, plus an additional percentage of room revenue for marketing, central reservation systems and other franchisor costs. Certain hotels will also pay an additional franchise fee which is computed as a percentage of food and beverage revenue. For a more in depth discussion of the management and franchise fees, please refer to the "Our Hotel Properties — Our Hotel Management Agreements" and "Our Hotel Properties — Franchise Agreements" sections.

◦
Other operating expense — These expenses include labor and other costs associated with the other operating department revenue, as well as the labor and other costs associated with the administrative departments, sales and marketing, repairs and maintenance, and utility costs.

Most categories of variable operating expenses, including labor costs, fluctuate with changes in occupancy. Increases in occupancy are accompanied by increases in most categories of variable operating expenses, while increases in ADR typically only result in increases in certain categories of operating costs and expenses, such as franchise fees, management fees, travel agency commissions and credit card processing fee expenses, all of which are based on hotel revenues. Therefore, changes in the ADR have a more significant impact on operating margins than changes in occupancy.
2016 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our portfolio's quality, recycling capital and maintaining a prudent capital structure. During the year ended December 31, 2016, the following significant activities took place:

•	We sold four hotel properties for an aggregate sale price of $301.5 million as follows:

◦	In February 2016, we sold the Holiday Inn Express Merrillville in Merrillville, Indiana for $2.9 million;

◦	In November 2016, we sold the SpringHill Suites Bakersfield in Bakersfield, California for $12.9 million; and

◦	In December 2016, we sold the Hilton Garden Inn New York/West 35th Street and the Hilton New York Fashion District, both in New York, New York, for $285.8 million.

•	We refinanced over $1.0 billion of debt as follows:

◦
In March 2016, we refinanced our $74.0 million secured loan from PNC Bank maturing in 2017. We took advantage of the improved performance of the underlying assets and upsized this loan to $85.0 million. We also extended the maturity of this loan by six years and improved the overall pricing;

◦	In March 2016, we refinanced three Wells Fargo secured loans for a total of $148.5 million. We extended the final maturities on these loans from 2020 to 2022 and improved the overall pricing; and

◦
In April 2016, we modified our $400.0 million term loan initially due in 2018 and our Revolver. We improved the financial covenants, extended the final maturities to 2021, and improved the overall pricing. We also lowered the unused commitment fee and we increased the borrowing capacity on the Revolver by $100.0 million to $400.0 million.

•
We repurchased 0.6 million common shares for approximately $13.3 million at an average per share price of $21.73. Since we announced our share repurchase program in 2015, we have repurchased approximately 8.7 million shares for nearly $238.5 million. As of December 31, 2016, we had $161.5 million of remaining capacity under the share repurchase program.

•	We declared cash dividends of $1.32 per share for the year.

Results of Operations

At December 31, 2016, 2015 and 2014 we owned 122, 126 and 146 hotel properties, respectively.  Based on when a hotel property is acquired, sold, or closed for renovation, the operating results for certain hotel properties are not comparable for the years ended December 31, 2016, 2015 and 2014.

For the comparison between the years ended December 31, 2016 and 2015, the non-comparable properties include three acquisitions that were completed between January 1, 2015 and December 31, 2016, 27 dispositions that were completed between January 1, 2015 and December 31, 2016, and two hotel properties that were closed for renovations during all or a portion of the period between January 1, 2015 and December 31, 2016.

For the comparison between the years ended December 31, 2015 and 2014, the non-comparable properties include 18 acquisitions that were completed between January 1, 2014 and December 31, 2015, 41 dispositions that were completed between January 1, 2014 and December 31, 2015, and three hotel properties that were closed for renovations during all or a portion of the period between January 1, 2014 and December 31, 2015.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

	For the year ended December 31,
	2016	2015	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$1,010,637	$985,361	$25,276	2.6%
Food and beverage revenue	111,691	114,818	(3,127)	(2.7)%
Other operating department revenue	37,667	36,161	1,506	4.2%
Total revenue	$1,159,995	$1,136,340	$23,655	2.1%
Expense
Operating expense
Room expense	$228,656	$220,101	$8,555	3.9%
Food and beverage expense	79,589	81,117	(1,528)	(1.9)%
Management and franchise fee expense	118,210	116,462	1,748	1.5%
Other operating expense	241,654	239,966	1,688	0.7%
Total property operating expense	668,109	657,646	10,463	1.6%
Depreciation and amortization	162,500	156,226	6,274	4.0%
Impairment loss	—	1,003	(1,003)	(100.0)%
Property tax, insurance and other	77,281	76,682	599	0.8%
General and administrative	31,516	37,810	(6,294)	(16.6)%
Transaction and pursuit costs	192	3,058	(2,866)	(93.7)%
Total operating expense	939,598	932,425	7,173	0.8%
Operating income	220,397	203,915	16,482	8.1%
Other income	303	1,598	(1,295)	(81.0)%
Interest income	1,695	1,563	132	8.4%
Interest expense	(58,820)	(54,788)	(4,032)	7.4%
Income from continuing operations before income taxes	163,575	152,288	11,287	7.4%
Income tax (expense) benefit	(8,190)	39,126	(47,316)	—%
Income from continuing operations	155,385	191,414	(36,029)	(18.8)%
Gain on sale of hotel properties	45,929	28,398	17,531	61.7%
Net income	201,314	219,812	(18,498)	(8.4)%
Net income attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	(55)	(77)	22	(28.6)%
Noncontrolling interest in the Operating Partnership	(907)	(1,514)	607	(40.1)%
Net income attributable to common shareholders	$200,352	$218,221	$(17,869)	(8.2)%

Revenue

Total revenue increased $23.7 million, or 2.1%, to $1.160 billion for the year ended December 31, 2016 from $1.136 billion for the year ended December 31, 2015. The increase was a result of a $25.3 million increase in room revenue and a $1.5 million increase in other operating department revenue, partially offset by a $3.1 million decrease in food and beverage revenue.

Room Revenue

Room revenue increased $25.3 million, or 2.6%, to $1.011 billion for the year ended December 31, 2016 from $985.4 million for the year ended December 31, 2015.  The increase was a result of a $13.6 million increase in room revenue attributable to the comparable properties and an $11.6 million increase in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was attributable to a 1.2% increase in RevPAR, led by RevPAR increases in our Northern California, Southern California and Washington, D.C. markets of 9.6%, 8.0% and 4.4%, respectively, which were partially offset by RevPAR decreases in our Houston, Chicago and New York City markets of 12.3%, 3.3% and 2.3%, respectively.

The following are the key hotel operating statistics for the comparable properties owned at December 31, 2016 and 2015, respectively:

	For the year ended December 31,
	2016	2015	% Change
Number of comparable properties (at end of period)	117	117	—
Occupancy	78.2%	78.1%	0.1%
ADR	$164.93	$163.09	1.1%
RevPAR	$128.91	$127.34	1.2%

Food and Beverage Revenue

Food and beverage revenue decreased $3.1 million, or 2.7%, to $111.7 million for the year ended December 31, 2016 from $114.8 million for the year ended December 31, 2015. The decrease was a result of a $2.0 million decrease in food and beverage revenue attributable to the comparable properties and a $1.1 million decrease in food and beverage revenue attributable to the non-comparable properties.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as parking fees, gift shop sales and other guest service fees, increased $1.5 million, or 4.2%, to $37.7 million for the year ended December 31, 2016 from $36.2 million for the year ended December 31, 2015.  The increase was due to a $0.8 million increase in other operating department revenue attributable to the non-comparable properties and a $0.7 million increase in other operating department revenue attributable to the comparable properties.

Property Operating Expense

Property operating expense increased $10.5 million, or 1.6%, to $668.1 million for the year ended December 31, 2016 from $657.6 million for the year ended December 31, 2015. The increase was due to an $11.0 million increase in property operating expense attributable to the comparable properties, partially offset by a $0.5 million decrease in property operating expense attributable to the non-comparable properties. The increase in property operating expense attributable to the comparable properties was related to higher room expense, other operating department costs and management and franchise fees.  Room expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $6.3 million, or 4.0%, to $162.5 million for the year ended December 31, 2016 from $156.2 million for the year ended December 31, 2015. The increase was due to a $4.8 million increase in depreciation and amortization expense arising from the non-comparable properties and additional depreciation expense of $1.5 million as a result of capital expenditures to improve our comparable properties.

Impairment

For the year ended December 31, 2016, we did not have an impairment loss on any of our hotel properties. For the year ended December 31, 2015, we incurred a $1.0 million impairment loss on one hotel. The impairment was the result of an evaluation of the recoverability of the hotel's carrying value given the expectation to sell the hotel before the end of its previously estimated useful life.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $0.6 million, or 0.8%, to $77.3 million for the year ended December 31, 2016 from $76.7 million for the year ended December 31, 2015.  The increase was due to a $1.0 million increase in property tax, insurance and other expense attributable to the non-comparable properties, partially offset by a $0.4 million decrease in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense decreased $6.3 million, or 16.6%, to $31.5 million for the year ended December 31, 2016 from $37.8 million for the year ended December 31, 2015.  The decrease in general and administrative expense is primarily attributable to a $7.0 million decrease in compensation expense, partially offset by a net increase in other general and administrative costs, including legal fees and other professional fees and costs. The decrease in compensation expense was primarily due to the forfeiture of restricted shares and performance units upon the resignation of the Company's President and Chief Executive Officer in May 2016.

Interest Expense

The components of our interest expense for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	For the year ended December 31,
	2016	2015	$ Change	% Change
Mortgage loans	$16,006	$16,500	$(494)	(3.0)%
Term Loans and Revolver	38,849	35,898	2,951	8.2%
Amortization of deferred financing costs	3,965	4,164	(199)	(4.8)%
Capitalized interest	—	(1,774)	1,774	(100.0)%
Total interest expense	$58,820	$54,788	$4,032	7.4%

Interest expense increased $4.0 million, or 7.4%, to $58.8 million for the year ended December 31, 2016 from $54.8 million for the year ended December 31, 2015.  The decrease in interest expense from the mortgage loans was due to a decrease in the balances outstanding as a result of principal payments, partially offset by additional borrowings. The increase in interest expense from the Term Loans and Revolver was due to the entry into new interest rate swaps and additional borrowings. The decrease in amortization of the deferred financing costs was insignificant due to the impact of extended loan maturities as a result of debt refinancing transactions during 2016 being offset by the accelerated amortization from the debt refinancing transactions and additional amortization from newly capitalized costs. The decrease in capitalized interest was due to two major redevelopment projects in 2015, both of which were completed in the third quarter of 2015. There were no major redevelopment projects during the year ended December 31, 2016.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. We had an income tax expense of $8.2 million for the year ended December 31, 2016 as compared to an income tax benefit of $39.1 million for the year ended December 31, 2015. The $47.3 million increase in income taxes primarily resulted from the release of a deferred tax asset valuation allowance of $39.9 million during the year ended December 31, 2015 and deferred tax expense during the year ended December 31, 2016. The effective tax rates were 3.9% and (21.7)% for the years ended December 31, 2016 and 2015, respectively. The effective tax rate increased in 2016 as a result of the release of the deferred tax asset valuation allowance in 2015.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

	For the year ended December 31,
	2015	2014	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$985,361	$969,402	$15,959	1.6%
Food and beverage revenue	114,818	107,538	7,280	6.8%
Other operating department revenue	36,161	32,257	3,904	12.1%
Total revenue	$1,136,340	$1,109,197	$27,143	2.4%
Expense
Operating expense
Room expense	$220,101	$213,071	$7,030	3.3%
Food and beverage expense	81,117	75,468	5,649	7.5%
Management and franchise fee expense	116,462	114,802	1,660	1.4%
Other operating expense	239,966	243,004	(3,038)	(1.3)%
Total property operating expense	657,646	646,345	11,301	1.7%
Depreciation and amortization	156,226	144,294	11,932	8.3%
Impairment loss	1,003	9,200	(8,197)	(89.1)%
Property tax, insurance and other	76,682	71,443	5,239	7.3%
General and administrative	37,810	41,671	(3,861)	(9.3)%
Transaction and pursuit costs	3,058	4,850	(1,792)	(36.9)%
Total operating expense	932,425	917,803	14,622	1.6%
Operating income	203,915	191,394	12,521	6.5%
Other income	1,598	807	791	98.0%
Interest income	1,563	1,881	(318)	(16.9)%
Interest expense	(54,788)	(56,810)	2,022	(3.6)%
Income from continuing operations before income taxes	152,288	137,272	15,016	10.9%
Income tax benefit (expense)	39,126	(1,145)	40,271	—
Income from continuing operations	191,414	136,127	55,287	40.6%
Gain on sale of hotel properties	28,398	353	28,045	—
Net income	219,812	136,480	83,332	61.1%
Net income attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	(77)	(171)	94	(55.0)%
Noncontrolling interest in the Operating Partnership	(1,514)	(868)	(646)	74.4%
Net income attributable to common shareholders	$218,221	$135,441	$82,780	61.1%

Revenue

Total revenue increased $27.1 million, or 2.4%, to $1.136 billion for the year ended December 31, 2015 from $1.109 billion for the year ended December 31, 2014. The increase was a result of a $16.0 million increase in room revenue, a $7.3 million increase in food and beverage revenue, and a $3.9 million increase in other operating department revenue.

Room Revenue

Room revenue increased $16.0 million, or 1.6%, to $985.4 million for the year ended December 31, 2015 from $969.4 million for the year ended December 31, 2014.  The increase was a result of a $19.5 million increase in room revenue attributable to the comparable properties, partially offset by a $3.5 million decrease in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was attributable to a 2.4% increase in RevPAR, led by RevPAR increases in our Northern California and South Florida markets of 13.7% and 13.1%, respectively, which were partially offset by RevPAR decreases in our Houston and New York City markets of 10.0% and 2.5%, respectively.

The following are the key hotel operating statistics for the comparable properties owned at December 31, 2015 and 2014, respectively:

	For the year ended December 31,
	2015	2014	% Change
Number of comparable properties (at end of period)	105	105	—
Occupancy	78.1%	79.6%	(1.9)%
ADR	$163.01	$156.16	4.4%
RevPAR	$127.33	$124.31	2.4%

Food and Beverage Revenue

Food and beverage revenue increased $7.3 million, or 6.8%, to $114.8 million for the year ended December 31, 2015 from $107.5 million for the year ended December 31, 2014. The increase was a result of a $7.5 million increase in food and beverage revenue attributable to the comparable properties, partially offset by a $0.2 million decrease in food and beverage revenue attributable to the non-comparable properties.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as parking fees, gift shop sales and other guest service fees, increased $3.9 million, or 12.1%, to $36.2 million for the year ended December 31, 2015 from $32.3 million for the year ended December 31, 2014.  The increase was due to a $3.0 million increase in other operating department revenue attributable to the non-comparable properties and a $0.9 million increase in other operating department revenue attributable to the comparable properties.

Property Operating Expense

Property operating expense increased $11.3 million, or 1.7%, to $657.6 million for the year ended December 31, 2015 from $646.3 million for the year ended December 31, 2014. The increase includes a $14.1 million increase in property operating expense attributable to the comparable properties, partially offset by a $2.8 million decrease in property operating expense attributable to the non-comparable properties. The increase in property operating expense attributable to the comparable properties was related to higher room expense, food and beverage expense, other operating department costs, and management and franchise fees.  Room expense, food and beverage expense, and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $11.9 million, or 8.3%, to $156.2 million for the year ended December 31, 2015 from $144.3 million for the year ended December 31, 2014. The increase includes an $8.3 million increase in depreciation expense as a result of capital expenditures to improve the comparable properties and a $3.6 million increase in depreciation and amortization expense attributable to the non-comparable properties.

Impairment

For the year ended December 31, 2015, we incurred a $1.0 million impairment loss on one hotel, as compared to a $9.2 million impairment loss on three hotels for the year ended December 31, 2014. Each of these impairments was the result of an evaluation of the recoverability of the carrying values given the expectation to sell the hotels before the end of their previously estimated useful lives.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $5.2 million, or 7.3%, to $76.7 million for the year ended December 31, 2015 from $71.4 million for the year ended December 31, 2014.  The increase includes a $6.9 million increase in property tax, insurance and other expense attributable to the comparable properties, partially offset by a $1.7 million decrease in property tax, insurance and other expense attributable to the non-comparable properties.

General and Administrative

General and administrative expense decreased $3.9 million, or 9.3%, to $37.8 million for the year ended December 31, 2015 from $41.7 million for the year ended December 31, 2014.  The decrease in general and administrative expense is primarily attributable to a decrease in compensation-related expense, including a decrease in salary and bonus expense of $2.5 million and a decrease in the amortization of restricted share awards and performance units of $2.1 million, partially offset by an increase in other general and administrative costs.

Interest Expense

The components of our interest expense for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	For the year ended December 31,
	2015	2014	$ Change	% Change
Mortgage loans	$16,500	$23,282	$(6,782)	(29.1)%
Term Loans and Revolver	35,898	29,560	6,338	21.4%
Loss on defeasance	—	804	(804)	(100.0)%
Amortization of deferred financing costs	4,164	4,298	(134)	(3.1)%
Capitalized interest	(1,774)	(1,134)	(640)	56.4%
Total interest expense	$54,788	$56,810	$(2,022)	(3.6)%

Interest expense decreased $2.0 million, or 3.6%, to $54.8 million for the year ended December 31, 2015 from $56.8 million for the year ended December 31, 2014.  The decrease in interest expense from the mortgage loans was due to a decrease in the balances outstanding as a result of normal recurring principal payments as well as mortgage loan principal balances that were paid off. The increase in interest expense from the Term Loans and Revolver was due to the new interest rate swaps and additional borrowings on the term loans. The loss on defeasance is related to the costs incurred to extinguish the mortgage loans in conjunction with the disposal of certain hotel properties in 2014. The increase in capitalized interest was due to two major redevelopment projects in 2015, and both projects were completed in the third quarter of 2015.

Income Taxes

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

The following is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the year ended December 31,
	2016	2015	2014
Net income	$201,314	$219,812	$136,480
Gain on sale of hotel properties	(45,929)	(28,398)	(353)
Depreciation and amortization	162,500	156,226	144,294
Impairment loss	—	1,003	9,200
Noncontrolling interest in consolidated joint venture	(55)	(77)	(171)
Adjustments related to consolidated joint venture (1)	(152)	(170)	(186)
FFO	317,678	348,396	289,264
Non-cash income tax expense (benefit)	7,001	(39,845)	—
Transaction and pursuit costs	192	3,058	4,850
Amortization of share-based compensation	5,990	13,002	15,088
Loan related costs (2)	1,247	97	1,073
Other expense (3)	604	—	432
Adjusted FFO	$332,712	$324,708	$310,707
 _______________________________________________________________

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in the joint venture.

(2)	Represents debt modification costs, debt extinguishment costs, and the accelerated amortization of deferred financing costs.

(3)	Represents property-level severance costs and other income and expenses outside of the normal course of operations.

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

We further adjust EBITDA for certain additional items such as gains or losses on dispositions, hotel transaction and pursuit costs, impairment losses, the amortization of share-based compensation and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDA, is beneficial to an investor’s understanding of our operating performance.

The following is a reconciliation of our GAAP net income to EBITDA attributable to common shareholders and unitholders and Adjusted EBITDA attributable to common shareholders and unitholders for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the year ended December 31,
	2016	2015	2014
Net income	$201,314	$219,812	$136,480
Depreciation and amortization	162,500	156,226	144,294
Interest expense, net (1)	58,793	54,758	56,144
Income tax expense (benefit)	8,190	(39,126)	1,145
Noncontrolling interest in consolidated joint venture	(55)	(77)	(171)
Adjustments related to consolidated joint venture (2)	(152)	(170)	(186)
EBITDA	430,590	391,423	337,706
Transaction and pursuit costs	192	3,058	4,850
Gain on sale of hotel properties	(45,929)	(28,398)	(353)
Impairment loss	—	1,003	9,200
Amortization of share-based compensation	5,990	13,002	15,088
Loan related costs (3)	924	—	—
Other expense (4)	604	—	432
Adjusted EBITDA	$392,371	$380,088	$366,923
_______________________________________________________________________________

(1)	Excludes amounts attributable to investment in loans of $1.7 million, $1.5 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Includes depreciation and amortization expense allocated to the noncontrolling interest in the joint venture.

(3)	Represents debt modification costs and debt extinguishment costs.

(4)	Represents property-level severance costs and other income and expenses outside of the normal course of operations.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolver, of which $400.0 million was available at December 31, 2016, or proceeds from public offerings of common shares.

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

Sources and Uses of Cash

As of December 31, 2016, we had $456.7 million of cash and cash equivalents as compared to $134.2 million at December 31, 2015.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $331.4 million, $328.9 million, and $298.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2016, 2015 and 2014.

Cash flows from Investing Activities

Net cash flow provided by investing activities totaled $173.4 million for the year ended December 31, 2016 primarily due to $269.2 million in proceeds resulting from the sale of four hotel properties. The net cash flow provided by investing activities was partially offset by $83.8 million in routine capital improvements and additions to the hotel properties and the net funding of the restricted cash reserves of $11.8 million.

Net cash flow used in investing activities totaled $38.1 million for the year ended December 31, 2015 primarily due to $143.8 million used for the purchase of three hotel properties, $124.8 million in routine capital improvements and additions to the hotel properties and $24.5 million related to two major redevelopment projects. The net cash flow used in investing activities was partially offset by $246.4 million of net proceeds from the sale of 23 hotel properties and a net decrease in the restricted cash reserves of $9.1 million.

Net cash flow used in investing activities totaled $611.2 million for the year ended December 31, 2014 primarily due to $631.6 million used for the purchase of 15 hotel properties, $92.3 million in routine capital improvements and additions to the hotel properties, $26.5 million related to three major redevelopment projects and the net funding of the restricted cash reserves of $0.6 million. The net cash flow used in investing activities was partially offset by $7.2 million in purchase deposits applied against hotel property acquisitions and $132.7 million in proceeds resulting from the sale of 18 hotel properties.

Cash flows from Financing Activities

Net cash flow used in financing activities totaled $182.3 million for the year ended December 31, 2016 primarily due to $165.2 million in distributions to shareholders and unitholders, $18.8 million paid to repurchase common shares, $5.4 million in deferred financing cost payments and $3.7 million in mortgage loans principal payments. The net cash flow used in financing activities was partially offset by $11.0 million in additional mortgage loan debt.

Net cash flow used in financing activities totaled $419.1 million for the year ended December 31, 2015 primarily due to $166.6 million in payments of mortgage loans principal, $171.3 million in distributions to shareholders and unitholders, $225.2 million paid to repurchase common shares under a share repurchase program and $12.0 million paid to repurchase common shares. The net cash flow used in financing activities was partially offset by $150.0 million in borrowings on the Term Loans and $7.0 million in additional mortgage loan debt.

Net cash flow provided by financing activities totaled $242.6 million for the year ended December 31, 2014 primarily due to $175.0 million in proceeds from the Term Loans, $232.7 million from the issuance and sale of common shares, $143.0 million in proceeds from the mortgage loans and $292.5 million in borrowings on the Revolver. The net cash flow provided by financing activities was partially offset by $170.7 million in payments of mortgage loans principal, $292.5 million of repayments on the Revolver, $126.0 million in distributions to shareholders and unitholders, $4.1 million in deferred financing cost payments, a $1.2 million distribution related to the joint venture noncontrolling interest and $6.1 million paid to repurchase common shares.

Capital Expenditures and Reserve Funds

We maintain each of our hotel properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. The cost of all such routine improvements and alterations are paid out of FF&E reserves, which are funded by a portion of each hotel property’s gross revenues. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our hotel properties.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2016, approximately $67.0 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2016 (in thousands):

Obligations and Commitments	2017	2018	2019	2020	2021	Thereafter	Total
Mortgage loans and interest (1)	$168,484	$149,486	$4,760	$4,760	$87,929	$30,165	$445,584
Term Loans and Revolver and interest (1)	36,862	36,862	652,906	16,920	409,012	150,310	1,302,872
Ground rent	4,711	4,713	4,716	4,718	4,721	415,859	439,438
Operating lease obligations	1,055	1,084	1,113	1,144	1,698	—	6,094
	$211,112	$192,145	$663,495	$27,542	$503,360	$596,334	$2,193,988
_______________________________________________________________________________

(1)	Amounts include principal and interest payments. The interest payments are based on the interest rate at December 31, 2016, giving consideration to the effect of interest rate swaps.

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

Investment in Hotel Properties

Our acquisitions generally consist of land, land improvements, buildings, building improvements, FF&E and inventory. We may also acquire intangible assets or liabilities related to in-place leases, management agreements and franchise agreements.  We allocate the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. We determine the fair value by using market data and independent appraisals available to us and making numerous estimates and assumptions. Transaction costs are expensed for acquisitions that are considered business combinations and capitalized for asset acquisitions.

Our investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Intangible assets and liabilities arising from the acquisitions are amortized using the straight-line method over the non-cancelable portion of the term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements to the hotel properties are capitalized. Interest used to finance the real estate under development is capitalized as an additional cost of development. Upon the sale or disposition of a hotel property, the asset and related accumulated depreciation accounts are removed and the related gain or loss is included in the gain or loss on sale of hotel properties in the consolidated statements of operations. A sale or disposition of a hotel property that represents a strategic shift that has or will have a major effect on our operations and financial results is presented as discontinued operations in the consolidated statements of operations.

In accordance with the guidance on impairment or disposal of long-lived assets, we do not consider "held for sale" classification on the consolidated balance sheet until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met.  We do not depreciate hotel properties so long as they are classified as held for sale.  Upon designation as held for sale and quarterly thereafter, we review the realizability of the carrying value, less costs to sell, in accordance with the guidance.  Any such adjustment to the carrying value is recorded as an impairment loss.

We assess the carrying value whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  The recoverability is measured by comparing the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and our intent with respect to holding or disposing of the hotel properties.  If our analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions or third-party appraisals.

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general and our expected use of the underlying hotel properties.  The assumptions and estimates related to the future cash flows and the capitalization rates are complex and subjective in nature.  Changes in economic and operating conditions that occur subsequent to a current impairment analysis and our ultimate use of the hotel property could impact the assumptions and result in future impairment losses to the hotel properties.

Revenue Recognition

Our revenue consists of room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as parking fees, gift shop sales and other guest service fees). These revenues are recorded net of any sales and occupancy taxes collected from the hotel guests. All rebates or discounts are recorded as a reduction to revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotels. All revenues are recorded on an accrual basis as they are earned. An allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable portfolio and it is recorded as a bad debt expense. The allowance for doubtful accounts is calculated as a percentage of the aged accounts receivable. Any cash received prior to a guest's arrival is recorded as an advance deposit from the guest and recognized as revenue at the time of the guest's occupancy at the hotel property.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, commencing with the taxable year ended December 31, 2011. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, to shareholders. It is our current intention to adhere to the REIT qualification requirements and to maintain our qualification for taxation as a REIT.

As a REIT, we generally are not subject to federal corporate income tax on the portion of taxable income that is distributed to shareholders. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and we may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on undistributed taxable income. Taxable income from non-REIT activities managed through our taxable REIT subsidiaries is subject to federal, state and local income taxes.

Income taxes are recorded using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We perform an annual review for any uncertain tax positions and, if necessary, we will record the expected future tax consequences of uncertain tax positions in the consolidated financial statements.

Share-Based Compensation

From time to time, we may issue share-based awards under the 2015 Plan as compensation to officers, employees and non-employee trustees. The vesting of the awards issued to the officers and employees is based on either the continued employment (time-based) or the relative total shareholder returns of the Company and continued employment (performance-based), as determined by the board of trustees at the date of grant. For time-based awards, we recognize compensation expense for the unvested restricted shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures. For performance-based awards, we recognize compensation expense over the requisite service period for each award, based on the fair market value of the shares on the date of grant, as determined using a Monte Carlo simulation, adjusted for forfeitures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2016, we had approximately $1.6 billion of total variable rate debt outstanding (or 97.9% of total indebtedness) with a weighted-average interest rate of 3.29% per annum.  After taking into consideration the effect of interest rate swaps, $142.0 million (or 8.9% of total indebtedness) was subject to variable rates. If market interest rates on our variable rate debt outstanding as of December 31, 2016 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.4 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2016, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt (1)(2)	$548	$626	$660	$691	$734	$29,389	$32,648
Weighted-average interest rate	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%
Variable rate debt (2)	153,000	143,250	625,000	—	485,000	150,000	1,556,250
Weighted-average interest rate (3)	4.01%	4.04%	3.19%	—%	2.93%	3.43%	3.29%
Total	$153,548	$143,876	$625,660	$691	$485,734	$179,389	$1,588,898
_______________________________________________________________________________

(1)	Excludes $1.0 million related to a fair value adjustment on mortgage debt assumed in conjunction with an acquisition.

(2)	Excludes $5.7 million and $1.5 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.

(3)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements.  As of December 31, 2016, the estimated fair value of our fixed rate debt was $32.7 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $1.5 million.

Item 8.    Financial Statements and Supplementary Data
See Index to the Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, the Company's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                     Other information

None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2016, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
The following is a list of documents filed as a part of this report:
(1)   Financial Statements — See Index to the Financial Statements on page F-1
(2)   Financial Statement Schedules — The following financial statement schedule is included herein on pages F-35 through F-40:
Schedule III — Real Estate and Accumulated Depreciation for RLJ Lodging Trust
All other schedules for which a provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable, or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.
(3)   Exhibits — The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 59 to 61 of this report, which is incorporated by reference herein.
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2017.

RLJ LODGING TRUST
By:	/s/ ROSS H. BIERKAN
Ross H. Bierkan President, Chief Executive Officer, Chief Investment Officer and Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. JOHNSON	Executive Chairman and Trustee	February 23, 2017
Robert L. Johnson
/s/ ROSS H. BIERKAN	President, Chief Executive Officer, Chief Investment Officer and Trustee (Principal Executive Officer)	February 23, 2017
Ross H. Bierkan
/s/ LESLIE D. HALE	Chief Operating Officer, Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 23, 2017
Leslie D. Hale
/s/ CHRISTOPHER A. GORMSEN	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2017
Christopher A. Gormsen
/s/ EVAN BAYH	Trustee	February 23, 2017
Evan Bayh
/s/ ARTHUR R. COLLINS	Trustee	February 23, 2017
Arthur R. Collins
/s/ NATHANIEL A. DAVIS	Trustee	February 23, 2017
Nathaniel A. Davis
/s/ ROBERT M. LA FORGIA	Trustee	February 23, 2017
Robert M. La Forgia
/s/ GLENDA G. MCNEAL	Trustee	February 23, 2017
Glenda G. McNeal

Exhibit Index

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-172011) filed on May 5, 2011)

3.2
Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 7, 2015)

3.3
Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2016)

3.4
Articles Supplementary to Articles of Amendment and Restatement of Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 2015)

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
10.16
Employment Agreement, dated as of May 14, 2015, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Robert L. Johnson (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 20, 2015)

10.17
Employment Agreement, dated as of August 22, 2016, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Ross H. Bierkan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 26, 2016)

10.18
Employment Agreement, dated as of August 22, 2016, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 26, 2016)

10.19
Letter Agreement, dated as of April 25, 2016, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Thomas J. Baltimore, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 27, 2016)

10.20
Second Amended and Restated Credit Agreement, dated as of April 22, 2016, by and among RLJ Lodging Trust L.P., RLJ Lodging Trust, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 28, 2016)

10.21
Second Amended and Restated Guaranty, dated as of April 22, 2016, by and among RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto and Wells Fargo Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 28, 2016)

10.22	Form of WLS Management Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on April 13, 2011)
10.23
Term Loan Agreement, dated as of November 20, 2012, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Capital One, N.A., as Documentation Agent, Raymond James, as Managing Agent, Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.24
First Amendment to Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.25
Second Amendment to Term Loan Agreement, dated as of June 1, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.26
Third Amendment to Term Loan Agreement, dated as of November 12, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.27
Fourth Amendment to Term Loan Agreement and First Amendment to Guaranty, dated as of April 22, 2016, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 28, 2016)

10.28
Additional Lender Supplement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.29
Guaranty, dated as of November 20, 2012, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.30
Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Compass Bank, an Alabama Banking Corporation, and U.S. Bank National Association, as Documentation Agents, and Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.31
Guaranty, dated as of August 27, 2013, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.32
First Amendment to Term Loan Agreement, dated as of June 1, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.33
Second Amendment to Term Loan Agreement, dated as of November 12, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.34
Additional Term Loan Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2014)

10.35
Additional Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 20, 2014)

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
 *Filed herewith

Item 8.         Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of RLJ Lodging Trust:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RLJ Lodging Trust and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 23, 2017

RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Investment in hotel properties, net	$3,368,674	$3,674,999
Cash and cash equivalents	456,672	134,192
Restricted cash reserves	67,206	55,455
Hotel and other receivables, net of allowance of $182 and $117, respectively	26,018	25,755
Deferred income tax asset	44,614	49,978
Prepaid expense and other assets	60,209	32,563
Total assets	$4,023,393	$3,972,942
Liabilities and Equity
Mortgage loans, net	$413,407	$406,049
Term Loans and Revolver, net	1,169,308	1,169,437
Accounts payable and other liabilities	137,066	129,192
Deferred income tax liability	11,430	9,801
Advance deposits and deferred revenue	11,975	11,647
Accrued interest	3,444	4,883
Distributions payable	41,486	41,409
Total liabilities	1,788,116	1,772,418

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 124,364,178 and 124,635,675 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,244	1,246
Additional paid-in capital	2,187,333	2,195,732
Accumulated other comprehensive loss	(4,902)	(16,602)
Retained earnings	38,249	2,439
Total shareholders’ equity	2,221,924	2,182,815
Noncontrolling interest:
Noncontrolling interest in consolidated joint venture	5,973	6,177
Noncontrolling interest in the Operating Partnership	7,380	11,532
Total noncontrolling interest	13,353	17,709
Total equity	2,235,277	2,200,524
Total liabilities and equity	$4,023,393	$3,972,942

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2016	2015	2014
Revenue
Operating revenue
Room revenue	$1,010,637	$985,361	$969,402
Food and beverage revenue	111,691	114,818	107,538
Other operating department revenue	37,667	36,161	32,257
Total revenue	$1,159,995	$1,136,340	$1,109,197
Expense
Operating expense
Room expense	$228,656	$220,101	$213,071
Food and beverage expense	79,589	81,117	75,468
Management and franchise fee expense	118,210	116,462	114,802
Other operating expense	241,654	239,966	243,004
Total property operating expense	668,109	657,646	646,345
Depreciation and amortization	162,500	156,226	144,294
Impairment loss	—	1,003	9,200
Property tax, insurance and other	77,281	76,682	71,443
General and administrative	31,516	37,810	41,671
Transaction and pursuit costs	192	3,058	4,850
Total operating expense	939,598	932,425	917,803
Operating income	220,397	203,915	191,394
Other income	303	1,598	807
Interest income	1,695	1,563	1,881
Interest expense	(58,820)	(54,788)	(56,810)
Income from continuing operations before income tax (expense) benefit	163,575	152,288	137,272
Income tax (expense) benefit	(8,190)	39,126	(1,145)
Income from continuing operations	155,385	191,414	136,127
Gain on sale of hotel properties	45,929	28,398	353
Net income	201,314	219,812	136,480
Net income attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	(55)	(77)	(171)
Noncontrolling interest in the Operating Partnership	(907)	(1,514)	(868)
Net income attributable to common shareholders	$200,352	$218,221	$135,441

Basic per common share data:
Net income per share attributable to common shareholders	$1.61	$1.69	$1.06
Weighted-average number of common shares	123,651,003	128,444,469	127,360,669

Diluted per common share data:
Net income per share attributable to common shareholders	$1.61	$1.68	$1.05
Weighted-average number of common shares	123,879,007	128,967,754	128,293,843

Amounts attributable to the Company’s common shareholders:
Income from continuing operations	$154,606	$190,022	$135,090
Gain on sale of hotel properties	45,746	28,199	351
Net income attributable to common shareholders	$200,352	$218,221	$135,441

Comprehensive income:
Net income	$201,314	$219,812	$136,480
Unrealized gain (loss) on interest rate derivatives	11,700	(2,958)	(7,703)
Comprehensive income	213,014	216,854	128,777
Comprehensive income attributable to the noncontrolling interest in consolidated joint venture	(55)	(77)	(171)
Comprehensive income attributable to the noncontrolling interest in the Operating Partnership	(907)	(1,514)	(868)
Comprehensive income attributable to the Company	$212,052	$215,263	$127,738

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity					Noncontrolling Interest
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interest	Total Equity
Balance at December 31, 2013	122,640,042	$1,226	$2,178,004	$(45,522)	$(5,941)	$11,261	$7,306	$18,567	$2,146,334
Net income	—	—	—	135,441	—	868	171	1,039	136,480
Unrealized loss on interest rate derivatives	—	—	—	—	(7,703)	—	—	—	(7,703)
Proceeds from the sale of common stock, net	9,200,000	92	232,620	—	—	—	—	—	232,712
Issuance of restricted stock	343,887	3	(3)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	15,088	—	—	—	—	—	15,088
Share grants to trustees	4,347	—	127	—	—	—	—	—	127
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(211,983)	(2)	(6,105)	—	—	—	—	—	(6,107)
Forfeiture of restricted stock	(11,587)	—	—	—	—	—	—	—	—
Distribution to joint venture partner	—	—	—	—	—	—	(1,182)	(1,182)	(1,182)
Distributions on common shares and units	—	—	—	(136,334)	—	(931)	—	(931)	(137,265)
Balance at December 31, 2014	131,964,706	$1,319	$2,419,731	$(46,415)	$(13,644)	$11,198	$6,295	$17,493	$2,378,484

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity					Noncontrolling Interest
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Distributions in excess of net earnings)	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total Equity
Balance at December 31, 2014	131,964,706	$1,319	$2,419,731	$(46,415)	$(13,644)	$11,198	$6,295	$17,493	$2,378,484
Net income	—	—	—	218,221	—	1,514	77	1,591	219,812
Unrealized loss on interest rate derivatives	—	—	—	—	(2,958)	—	—	—	(2,958)
Shares acquired as part of a share repurchase program	(8,044,372)	(80)	(225,106)	—	—	—	—	—	(225,186)
Issuance of restricted stock	1,126,431	11	(11)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	13,002	—	—	—	—	—	13,002
Share grants to trustees	5,008	—	132	—	—	—	—	—	132
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(403,722)	(4)	(12,016)	—	—	—	—	—	(12,020)
Forfeiture of restricted stock	(12,376)	—	—	—	—	—	—	—	—
Distribution to joint venture partner	—	—	—	—	—	—	(195)	(195)	(195)
Distributions on common shares and units	—	—	—	(169,367)	—	(1,180)	—	(1,180)	(170,547)
Balance at December 31, 2015	124,635,675	$1,246	$2,195,732	$2,439	$(16,602)	$11,532	$6,177	$17,709	$2,200,524

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity					Noncontrolling Interest
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interest	Total Equity
Balance at December 31, 2015	124,635,675	$1,246	$2,195,732	$2,439	$(16,602)	$11,532	$6,177	$17,709	$2,200,524
Net income	—	—	—	200,352	—	907	55	962	201,314
Unrealized gain on interest rate derivatives	—	—	—	—	11,700	—	—	—	11,700
Redemption of Operating Partnership units	335,250	3	4,322	—	—	(4,325)	—	(4,325)	—
Issuance of restricted stock	672,821	7	(7)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	5,990	—	—	—	—	—	5,990
Share grants to trustees	2,554	—	57	—	—	—	—	—	57
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(244,015)	(2)	(5,500)	—	—	—	—	—	(5,502)
Shares acquired as part of a share repurchase program	(610,607)	(6)	(13,265)	—	—	—	—	—	(13,271)
Forfeiture of restricted stock	(427,500)	(4)	4	—	—	—	—	—	—
Distribution to joint venture partner	—	—	—	—	—	—	(259)	(259)	(259)
Distributions on common shares and units	—	—	—	(164,542)	—	(734)	—	(734)	(165,276)
Balance at December 31, 2016	124,364,178	$1,244	$2,187,333	$38,249	$(4,902)	$7,380	$5,973	$13,353	$2,235,277

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the year ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$201,314	$219,812	$136,480
Adjustments to reconcile net income to cash flow provided by operating activities:
Gain on sale of hotel properties	(45,929)	(28,398)	(353)
Loss on defeasance	—	—	804
Depreciation and amortization	162,500	156,226	144,294
Amortization of deferred financing costs	3,965	4,164	4,298
Amortization of deferred management fees	751	784	954
Accretion of interest income on investment in loan	(613)	(389)	(248)
Impairment loss	—	1,003	9,200
Share grants to trustees	57	132	127
Amortization of share-based compensation	5,990	13,002	15,088
Deferred income taxes	6,994	(40,554)	(642)
Changes in assets and liabilities:
Hotel and other receivables, net	(263)	115	(2,122)
Prepaid expense and other assets	(5,162)	4,802	(3,513)
Accounts payable and other liabilities	2,870	(5,502)	(5,096)
Advance deposits and deferred revenue	328	1,617	(526)
Accrued interest	(1,439)	2,100	88
Net cash flow provided by operating activities	331,363	328,914	298,833
Cash flows from investing activities
Acquisition of hotel properties, net	—	(143,769)	(631,640)
Proceeds from the sale of hotel properties, net	269,185	246,405	132,669
Purchase deposits, net	—	—	7,246
Improvements and additions to hotel properties	(83,780)	(149,225)	(118,787)
Additions to property and equipment	(283)	(659)	(47)
(Increase) decrease in restricted cash reserves, net	(11,751)	9,147	(624)
Net cash flow provided by (used in) investing activities	173,371	(38,101)	(611,183)
Cash flows from financing activities
Borrowings under Revolver	51,000	—	292,500
Repayments under Revolver	(51,000)	—	(292,500)
Borrowings on term loans	—	150,000	175,000
Proceeds from mortgage loans	11,000	7,000	143,000
Payments of mortgage loans principal	(3,651)	(166,587)	(170,722)
Repurchase of common shares under a share repurchase program	(13,271)	(225,186)	—
Repurchase of common shares to satisfy employee withholding requirements	(5,502)	(12,020)	(6,107)
Distributions on common shares	(164,364)	(170,092)	(125,143)
Distributions on Operating Partnership units	(838)	(1,160)	(878)
Payments of deferred financing costs	(5,369)	(839)	(4,120)
Distribution to joint venture partner	(259)	(195)	(1,182)
Proceeds from the issuance of common shares	—	—	232,712
Net cash flow (used in) provided by financing activities	(182,254)	(419,079)	242,560
Net change in cash and cash equivalents	322,480	(128,266)	(69,790)
Cash and cash equivalents, beginning of year	134,192	262,458	332,248
Cash and cash equivalents, end of year	$456,672	$134,192	$262,458

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Notes to the Consolidated Financial Statements

1.              Organization

RLJ Lodging Trust (the "Company") was formed as a Maryland real estate investment trust ("REIT") on January 31, 2011. The Company is a self-advised and self-administered REIT that acquires primarily premium-branded, focused-service and compact full-service hotels. The Company elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2011.

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2016, there were 124,922,928 units of limited partnership interest in the Operating Partnership (“OP units”) outstanding and the Company owned, through a combination of direct and indirect interests, 99.6% of the outstanding OP units.

As of December 31, 2016, the Company owned 122 hotel properties with approximately 20,100 rooms, located in 21 states and the District of Columbia, and an interest in one mortgage loan secured by a hotel.  The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its hotel properties, with the exception of the DoubleTree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 98.3% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in the hotel operations related to this hotel. An independent operator manages the operations of each hotel property.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries, and a joint venture in which the Company has a majority voting interest and control. All intercompany balances and transactions have been eliminated in consolidation.

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance modifies the analysis an entity must perform to determine whether it should consolidate certain legal entities. The Company adopted the new guidance on January 1, 2016 and the adoption did not have an impact on the presentation of the Company's consolidated financial statements as there were no changes to the subsidiaries consolidated by the Company. Upon adopting the new guidance, the Operating Partnership and certain subsidiaries of the Operating Partnership became variable interest entities. The Company continues to consolidate the Operating Partnership and the Operating Partnership continues to consolidate the other subsidiary variable interest entities.

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

Revenue Recognition

The Company’s revenue consists of room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as parking fees, gift shop sales and other guest service fees). These revenues are recorded net of any sales and occupancy taxes collected from the hotel guests. All rebates or discounts are recorded as a reduction to revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotels. All revenues are recorded on an accrual basis as they are earned. An allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the existing accounts receivable portfolio and it is recorded as a bad debt expense. The allowance for doubtful accounts is calculated as a percentage of the aged accounts receivable.  Any cash received prior to a guests arrival is recorded as an advance deposit from the guest and recognized as revenue at the time of the guest's occupancy at the hotel property.

Investment in Hotel Properties

The Company’s acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment ("FF&E"), and inventory. The Company may also acquire intangible assets or liabilities related to in-place leases, management agreements and franchise agreements.  The Company allocates the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. The Company determines the fair value by using market data and independent appraisals available to us and making numerous estimates and assumptions. Transaction costs are expensed for acquisitions that are considered business combinations and capitalized for asset acquisitions.

The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Intangible assets and liabilities arising from the acquisitions are amortized using the straight-line method over the non-cancelable portion of the term of the agreement.  Maintenance and repairs are expensed and major renewals or improvements to the hotel properties are capitalized. Interest used to finance the real estate under development is capitalized as an additional cost of development. Upon the sale or disposition of a hotel property, the asset and related accumulated depreciation accounts are removed and the related gain or loss is included in the gain or loss on sale of hotel properties in the consolidated statements of operations. A sale or disposition of a hotel property that represents a strategic shift that has or will have a major effect on the Company's operations and financial results is presented as discontinued operations in the consolidated statements of operations.

In accordance with the guidance on impairment or disposal of long-lived assets, the Company does not consider "held for sale" classification on the consolidated balance sheet until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met. The Company does not depreciate hotel properties so long as they are classified as held for sale. Upon designation as held for sale and quarterly thereafter, the Company reviews the realizability of the carrying value, less costs to sell, in accordance with the guidance. Any such adjustment to the carrying value is recorded as an impairment loss.

The Company assesses the carrying value whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions or third-party appraisals.

The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general and the Company’s expected use of the underlying hotel properties.  The assumptions and estimates related to the future cash flows and the capitalization rates are complex and subjective in nature.  Changes in economic and operating conditions that occur subsequent to a current impairment analysis and the Company’s ultimate use of the hotel property could impact the assumptions and result in future impairment losses to the hotel properties.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the statement of operations or disclosed in the notes. This guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The guidance is effective for annual reporting periods beginning after December 15, 2015 and it is applied prospectively for measurement period adjustments that occur after the effective date. The Company adopted the new guidance on January 1, 2016 and there have been no measurement period adjustments subsequent to the adoption of this guidance.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments that mature three months or less when they are purchased. The Company maintains its cash at domestic banks, which, at times, may exceed the limits of the amounts insured by the Federal Deposit Insurance Corporation.

Restricted Cash Reserves

Restricted cash reserves consists of all cash that is required to be maintained in a reserve escrow account by a hotel management agreement, franchise agreement and/or a mortgage agreement for the replacement of furniture, fixtures and equipment and the funding of real estate taxes and insurance.

Hotel Receivables

Hotel receivables consist mainly of receivables due from hotel guests and meeting and banquet room rentals. The Company does not generally require collateral, as ongoing credit evaluations are performed, and an allowance for doubtful accounts is established against any receivable that is estimated to be uncollectible.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires an entity to present the debt issuance costs in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as an asset. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This guidance allows the debt issuance costs on line-of-credit arrangements to be presented in the balance sheet as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted both ASU 2015-03 and ASU 2015-15 on January 1, 2016. The adoption of this guidance changed the balance sheet classification of the Company's deferred financing costs but it did not otherwise affect the consolidated financial statements. Upon adoption of the new guidance, the Company retrospectively reclassified deferred financing costs of $8.1 million in the consolidated balance sheet as of December 31, 2015. The carrying amount of debt as of December 31, 2015 is presented net of deferred financing costs of $7.3 million. The carrying amount of prepaid expense and other assets as of December 31, 2015 includes deferred financing costs of $0.8 million related to the Revolver (as defined below).

For the years ended December 31, 2016, 2015 and 2014, approximately $4.0 million, $4.2 million and $4.3 million, respectively, of amortization expense was recorded as a component of interest expense in the consolidated statements of operations. Accumulated amortization at December 31, 2016 and 2015 was approximately $9.7 million and $10.6 million, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $4.2 million, $4.1 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in other operating expense in the consolidated statements of operations.

Transaction and Pursuit Costs

The Company incurs costs during the review of potential hotel property acquisitions and dispositions, including legal fees, architectural costs, environmental reviews and market studies. These costs are expensed as incurred.

Derivative Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company utilizes a variety of borrowing vehicles including an unsecured revolving credit facility (the "Revolver") and medium and long-term financings. The Company reduces its risk to interest rate changes by following its established risk management policies and procedures, including the use of derivative financial instruments as part of its interest rate risk management strategy. The Company utilizes derivatives to manage, or hedge, interest rate risk. To mitigate the Company's exposure to interest rate changes, the Company uses interest rate derivative instruments, typically interest rate swaps, to convert a portion of its variable rate debt to fixed rate debt. The Company attempts to require the hedging derivative instruments to be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Derivative financial instruments that meet the hedging criteria are formally designated as cash flow hedges at the inception of the derivative contract. The Company does not use derivative instruments for trading or speculative purposes.

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

The Company recognizes all derivatives as assets or liabilities on its consolidated balance sheet at fair value. The gains and losses on the derivatives that have been determined to be effective cash flow hedges are reported in other comprehensive income (loss) and are reclassified to interest expense in the period in which the interest expense is recognized on the underlying hedged item. The ineffective portion of the change in fair value of the interest rate derivatives is recognized in earnings immediately.

When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, and the interest rate derivative no longer qualifies for hedge accounting, all changes in the fair value of the derivative instrument are marked-to-market with the changes in fair value recognized in earnings each period until the derivative instrument matures.

Noncontrolling Interests

The consolidated financial statements include all subsidiaries controlled by the Company. For the controlled subsidiaries that are not wholly-owned, the third-party ownership interest represents a noncontrolling interest, which is presented separately in the consolidated financial statements.

As of December 31, 2016, the Company consolidated the Operating Partnership, which has a 0.4% third-party ownership interest. The third-party ownership interest is included in the noncontrolling interest in the Operating Partnership in the equity section of the consolidated balance sheets. The portion of the income and losses associated with the third-party ownership interest are included in the noncontrolling interest in the Operating Partnership in the consolidated statements of operations.

As of December 31, 2016, the Company consolidated DBT Met Hotel Venture, LP, a majority-owned partnership that has a 1.7% third-party ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint venture in the equity section of the consolidated balance sheets. The income and losses associated with the third-party ownership interest are included in the noncontrolling interest in consolidated joint venture in the consolidated statements of operations.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, to shareholders. The Company's current intention is to adhere to these REIT qualification requirements and to maintain its qualification for taxation as a REIT.

As a REIT, the Company generally is not subject to U.S. federal corporate income tax on the portion of taxable income that is distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and it may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to U.S. federal income and excise taxes on its undistributed taxable income. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes.

Income taxes are recorded using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company performs an annual review for any uncertain tax positions and, if necessary, will record the expected future tax consequences of uncertain tax positions in the consolidated financial statements.

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period excluding the weighted-average number of unvested restricted shares and performance units outstanding during the period.  Diluted earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period.  The potential shares consist of unvested share-based awards, calculated using the treasury stock method.  Any anti-dilutive shares have been excluded from the diluted earnings per common share calculation.

Share-based Compensation

From time to time, the Company may issue share-based awards under the RLJ Lodging Trust 2015 Equity Incentive Plan (the "2015 Plan") as compensation to officers, employees and non-employee trustees. The vesting of the awards issued to the officers and employees is based on either the continued employment (time-based) or the relative total shareholder returns of the Company and continued employment (performance-based), as determined by the board of trustees at the date of grant. For time-based awards, the Company recognizes compensation expense for the unvested restricted shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.  For performance-based awards, the Company recognizes compensation expense over the requisite service period for each award, based on the fair market value of the shares on the date of grant, as determined using a Monte Carlo simulation, adjusted for forfeitures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The new guidance includes provisions that are intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2016, and the interim periods within those annual periods. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company early adopted this guidance on January 1, 2016, and there was no effect on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 with early adoption permitted. The Company early adopted this guidance on January 1, 2016, and there was no effect on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company expects to adopt this new standard on January 1, 2018 using the modified retrospective transition method. Based on the Company's assessment, the adoption of this standard will not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance will require lessees to recognize a right-of-use asset and a lease liability for most of their leases on the balance sheet, and an entity will need to classify its leases as either an operating or finance lease in order to determine the income statement presentation. Leases with a term of 12 months or less will be accounted for similar to the existing guidance today for operating leases. Lessors will classify their leases using an approach that is substantially equivalent to the existing guidance today for operating, direct financing, or sales-type leases. The new guidance is effective for annual reporting periods beginning after December 15, 2018, and the interim periods within those annual periods, with early adoption permitted. The Company expects to adopt this new standard on January 1, 2019. The Company has not yet completed its analysis on this new standard, but it believes the application of the new standard will result in the recording of a right-of-use asset and a lease liability on the balance sheet for each of its ground leases and equipment leases, which represent the majority of the Company's current operating lease payments. The Company does not expect the adoption of this standard will materially affect its consolidated statements of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This guidance is intended to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This guidance provides additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. Both of these ASUs will be effective for the annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period, and the guidance requires application using a retrospective transition method. The Company expects to adopt the new guidance on January 1, 2018. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows, but they are not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. The Company expects to adopt this new guidance on January 1, 2018. The Company is currently evaluating whether this ASU will have a material impact on the Company's consolidated financial statements.

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Land and improvements	$675,889	$736,709
Buildings and improvements	3,050,043	3,205,704
Furniture, fixtures and equipment	595,816	571,118
Intangible assets	2,309	2,507
	4,324,057	4,516,038
Accumulated depreciation and amortization	(955,383)	(841,039)
Investment in hotel properties, net	$3,368,674	$3,674,999

For the years ended December 31, 2016, 2015 and 2014, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $162.2 million, $155.8 million and $143.9 million, respectively.

Impairment

During the year ended December 31, 2016, the Company determined that there was no impairment of any assets.

During the year ended December 31, 2015, the Company recorded an impairment loss of $1.0 million related to one hotel property. The Company evaluated the recoverability of the hotel property's carrying value given the expectation to sell the hotel before the end of its previously estimated useful life. Based on an analysis of the estimated undiscounted net cash flows, the Company concluded that the carrying value of the hotel property was not recoverable. The Company estimated the fair value of the hotel property using a discounted cash flow analysis. In the analysis, the Company estimated the future net cash flows from the hotel property using the expected useful life and the holding period, and the applicable capitalization and discount rates.

During the year ended December 31, 2014, the Company recorded an impairment loss of $9.2 million related to three hotel properties. The Company evaluated the recoverability of the carrying values of the hotel properties given the expectation to sell certain hotels before the end of their previously estimated useful lives. Based on an analysis of the estimated undiscounted net cash flows, the Company concluded that the carrying values of the three hotel properties were not recoverable. The Company estimated the fair value of the hotel properties using a widely accepted revenue multiple valuation approach with significant unobservable inputs, including revenue growth projections and prevailing market multiples, from third-party sources.

4.              Acquisition of Hotel Properties

During the year ended December 31, 2016, the Company did not acquire any hotel properties.

During the year ended December 31, 2015, the Company acquired a 100% interest in the following hotel properties:

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

The allocation of the purchase price for the hotel properties acquired was as follows (in thousands):

	For the year ended December 31,
	2015	2014
Land and improvements	$31,692	$164,396
Buildings and improvements	131,960	409,540
Furniture, fixtures and equipment	13,517	57,575
Intangible and other assets	—	439
Fair value adjustment on mortgage debt assumed	(1,269)	—
Total purchase price	$175,900	$631,950

See Note 15 for the detail of the other assets acquired and the liabilities assumed in conjunction with the Company’s acquisitions.

For the hotel properties acquired during the year ended December 31, 2015, the total revenues and net loss from the date of acquisition through December 31, 2015 are included in the accompanying consolidated statements of operations as follows (in thousands):

For the year ended December 31, 2015
Revenue	$10,053
Net loss	$(1,477)

For the hotel properties acquired during the year ended December 31, 2014, the total revenues and net income from the date of acquisition through December 31, 2014 are included in the accompanying consolidated statements of operations as follows (in thousands):

For the year ended December 31, 2014
Revenue	$106,306
Net income	$18,773

The following unaudited condensed pro forma financial information presents the results of operations as if the 2015 acquisitions had taken place on January 1, 2014, and the 2014 acquisitions had taken place on January 1, 2013.  The unaudited condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2015 and 2014 acquisitions had taken place on January 1, 2014 and 2013, respectively, nor is it indicative of the results of operations for future periods.  The unaudited condensed pro forma financial information is as follows (in thousands, except share and per share data):

	For the year ended December 31,
	2015	2014
	(unaudited)
Revenue	$1,149,453	$1,165,303
Net income attributable to common shareholders	$222,498	$146,755
Net income per share attributable to common shareholders - basic	$1.72	$1.14
Net income per share attributable to common shareholders - diluted	$1.71	$1.14
Weighted-average number of shares outstanding - basic	128,444,469	127,360,669
Weighted-average number of shares outstanding - diluted	128,967,754	128,293,843

5.              Sale of Hotel Properties

During the year ended December 31, 2016, the Company sold four hotel properties in three separate transactions for a total sale price of approximately $301.5 million. In conjunction with these transactions, the Company recorded a $45.9 million gain on sale, which is included in the accompanying consolidated statement of operations, and a deferred gain of $15.0 million related to the Company's maximum exposure to loss with respect to certain post-closing obligations, which is included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

The following table provides a list of the hotel properties that were sold during the year ended December 31, 2016:

Property Name	Location	Sale Date	Rooms
Holiday Inn Express Merrillville	Merrillville, IN	February 22, 2016	62
SpringHill Suites Bakersfield	Bakersfield, CA	November 30, 2016	119
Hilton Garden Inn New York 35th Street	New York, NY	December 5, 2016	298
Hilton New York Fashion District	New York, NY	December 5, 2016	280
		Total	759

During the year ended December 31, 2015, the Company sold 23 hotel properties in four separate transactions for a total sale price of approximately $252.5 million. In conjunction with these transactions, the Company recorded a $28.4 million gain on sale, which is included in the accompanying consolidated statement of operations.

The following table provides a list of the hotel properties that were sold during the year ended December 31, 2015:

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

During the year ended December 31, 2014, the Company sold 18 hotel properties in eight separate transactions for a total sale price of approximately $137.8 million. In conjunction with these transactions, the Company recorded a $0.4 million gain on sale, which is included in the accompanying consolidated statement of operations. Additionally, the Company completed a legal defeasance of the mortgage indebtedness secured by three of the hotel properties that were sold. The cost of the defeasance was approximately $0.8 million, which is included in interest expense in the accompanying consolidated statement of operations.

The following table provides a list of the hotel properties that were sold during the year ended December 31, 2014:

Property Name	Location	Sale Date	Rooms
Courtyard Denver Southwest Lakewood	Lakewood, CO	February 20, 2014	90
Residence Inn Denver Southwest Lakewood	Lakewood, CO	February 20, 2014	102
Hyatt House Colorado Springs	Colorado Springs, CO	February 20, 2014	125
SpringHill Suites Gainesville	Gainesville, FL	February 20, 2014	126
Residence Inn Indianapolis Airport	Indianapolis, IN	February 20, 2014	95
Fairfield Inn & Suites Indianapolis Airport	Indianapolis, IN	February 20, 2014	86
Courtyard Grand Rapids Airport	Kentwood, MI	February 20, 2014	84
Hampton Inn & Suites Las Vegas Red Rock Summerlin	Las Vegas, NV	February 20, 2014	106
Courtyard Austin University Area	Austin, TX	February 20, 2014	198
Fairfield Inn & Suites Austin University Area	Austin, TX	February 20, 2014	63
Hyatt House Dallas Richardson	Richardson, TX	February 20, 2014	130
Hilton Garden Inn St. George	St. George, UT	February 25, 2014	150
Hilton Mystic	Mystic, CT	March 26, 2014	182
Holiday Inn Austin NW Arboretum Area	Austin, TX	June 18, 2014	194
Courtyard Benton Harbor St. Joseph	Benton Harbor, MI	December 16, 2014	98
Courtyard Valparaiso	Valparaiso, IN	December 17, 2014	111
Courtyard Merrillville	Merrillville, IN	December 18, 2014	112
Courtyard Fort Wayne	Fort Wayne, IN	December 19, 2014	142
		Total	2,194

6.              Debt

Term Loans and Revolver

The Company has the following unsecured credit agreements in place:

•	$400.0 million revolving credit facility with a scheduled maturity date of April 22, 2020 with a one-year extension option if certain conditions are satisfied (the "Revolver");

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

The $400 Million Term Loan Maturing 2019, the $225 Million Term Loan Maturing 2019, the $400 Million Term Loan Maturing 2021, and the $150 Million Term Loan Maturing 2022 are collectively the "Term Loans". The credit agreements contain certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of December 31, 2016 and 2015, the Company was in compliance with all financial covenants.

The borrowings under the Revolver and Term Loans bear interest at variable rates equal to the London InterBank Offered Rate (“LIBOR”) plus an applicable margin.  The margin ranges from 1.45% to 3.00%, depending on the Company’s leverage ratio, as calculated under the terms of each facility.  The Company incurs an unused facility fee on the Revolver of between 0.20% and 0.30%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of the outstanding borrowings.

Under the terms of the credit agreement for the Revolver, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the Revolver.  The Company will incur a fee that shall be agreed upon with the issuing bank.  Any outstanding standby letters of credit reduce the available borrowings on the Revolver by a corresponding amount.  No standby letters of credit were outstanding at December 31, 2016. The Company also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans reduce the available borrowings under the Revolver by a corresponding amount.  There were no swingline loans outstanding at December 31, 2016.

 As of December 31, 2016 and 2015, the Company had the following unsecured credit agreements (in thousands):

			Outstanding Borrowings at
	Interest Rate at December 31, 2016 (1)	Maturity Date	December 31, 2016	December 31, 2015
Revolver (2)	2.27%	April 2020	$—	$—
$400 Million Term Loan Maturing 2019	2.72%	March 2019	400,000	400,000
$225 Million Term Loan Maturing 2019	4.04%	November 2019	225,000	225,000
$400 Million Term Loan Maturing 2021	2.95%	April 2021	400,000	400,000
$150 Million Term Loan Maturing 2022	3.43%	January 2022	150,000	150,000
			1,175,000	1,175,000
Deferred financing costs, net (3)			(5,692)	(5,563)
Total			$1,169,308	$1,169,437
_______________________________________________________________________________

(1)	Interest rate at December 31, 2016 gives effect to interest rate hedges.

(2)	At December 31, 2016 and 2015, there was $400.0 million and $300.0 million of borrowing capacity on the Revolver, respectively.

(3)
Excludes $2.3 million and $0.8 million as of December 31, 2016 and 2015, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

Mortgage Loans

As of December 31, 2016 and 2015, the Company had the following mortgage loans (in thousands):

						Principal balance at
Lender	Number of Assets Encumbered	Interest Rate at December 31, 2016 (1)		Maturity Date		December 31, 2016	December 31, 2015
Wells Fargo	4	4.01%	(2)	October 2017	(3)	$150,000	$150,000
Wells Fargo (4)	4	4.04%		March 2018	(3)	146,250	149,250
PNC Bank (5)	5	2.87%	(2)	March 2021	(6)	85,000	74,000
Wells Fargo (7)	1	5.25%		June 2022		33,666	34,505
						414,916	407,755
Deferred financing costs, net						(1,509)	(1,706)
	14					$413,407	$406,049
_______________________________________________________________________________

(1)	Interest rate at December 31, 2016 gives effect to interest rate hedges.

(2)	Requires payments of interest only through maturity.

(3)	Maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

(4)	Two of the four hotels encumbered by the Wells Fargo loan are cross-collateralized.

(5)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(6)	Maturity date may be extended for two one-year terms at the Company’s option, subject to certain lender requirements.

(7)	Includes $1.0 million and $1.2 million at December 31, 2016 and 2015, respectively, related to a fair value adjustment on mortgage debt assumed in conjunction with an acquisition.

Certain mortgage agreements are subject to customary financial covenants.  The Company was in compliance with all financial covenants at December 31, 2016 and 2015.

Interest Expense

 For the years ended December 31, 2016, 2015 and 2014, the components of interest expense were as follows (in thousands):

	For the year ended December 31,
	2016	2015	2014
Mortgage loans	$16,006	$16,500	$23,282
Term Loans and Revolver	38,849	35,898	29,560
Loss on defeasance	—	—	804
Amortization of deferred financing costs	3,965	4,164	4,298
Capitalized interest	—	(1,774)	(1,134)
Total interest expense	$58,820	$54,788	$56,810

Future Minimum Principal Payments

As of December 31, 2016, the future minimum principal payments on the debt were as follows (in thousands):

2017	$153,548
2018	143,876
2019	625,660
2020	691
2021	485,734
Thereafter	179,389
Total (1)	$1,588,898
_______________________________________________________________________________

(1)	Excludes $1.0 million related to a fair value adjustment on mortgage debt assumed in conjunction with an acquisition.

7.              Derivatives and Hedging

As of December 31, 2016 and December 31, 2015, the Company had entered into the following interest rate swaps (in thousands):

	Notional value at				Fair value at
Hedge type	December 31, 2016	December 31, 2015	Interest rate	Maturity	December 31, 2016	December 31, 2015
Swap-cash flow	$275,000	$275,000	1.12%	November 2017	$(558)	$(1,014)
Swap-cash flow	175,000	175,000	1.56%	March 2018	(1,251)	(2,190)
Swap-cash flow	175,000	175,000	1.64%	March 2018	(1,413)	(2,478)
Swap-cash flow	16,088	16,418	1.83%	September 2018	(193)	(312)
Swap-cash flow	16,088	16,418	1.75%	September 2018	(172)	(279)
Swap-cash flow	39,488	40,298	1.83%	September 2018	(474)	(765)
Swap-cash flow	40,462	41,292	1.75%	September 2018	(433)	(701)
Swap-cash flow	17,550	17,910	1.83%	September 2018	(211)	(340)
Swap-cash flow	16,575	16,915	1.75%	September 2018	(177)	(287)
Swap-cash flow	125,000	125,000	2.02%	March 2019	(2,090)	(3,186)
Swap-cash flow	100,000	100,000	1.94%	March 2019	(1,505)	(2,308)
Swap-cash flow	125,000	125,000	1.27%	March 2019	54	(115)
Swap-cash flow (1)	100,000	100,000	1.96%	March 2019	(516)	(321)
Swap-cash flow (1)	50,000	50,000	1.85%	March 2019	(184)	(87)
Swap-cash flow (1)	50,000	50,000	1.81%	March 2019	(159)	(62)
Swap-cash flow (1)	25,000	25,000	1.74%	March 2019	(57)	(9)
Swap-cash flow (2)	33,000	33,000	1.80%	September 2020	111	98
Swap-cash flow (2)	82,000	82,000	1.80%	September 2020	277	245
Swap-cash flow (2)	35,000	35,000	1.80%	September 2020	118	104
Swap-cash flow	143,000	143,000	1.81%	October 2020	(1,113)	(2,196)
Swap-cash flow (3)	100,000	—	1.15%	April 2021	2,513	—
Swap-cash flow (3)	100,000	—	1.20%	April 2021	2,360	—
Swap-cash flow (3)	75,000	—	2.15%	April 2021	(410)	—
Swap-cash flow	50,000	50,000	1.61%	June 2021	224	(97)
Swap-cash flow	50,000	50,000	1.56%	June 2021	352	59
Swap-cash flow	50,000	50,000	1.71%	June 2021	5	(361)
	$2,064,251	$1,792,251			$(4,902)	$(16,602)
 _______________________________________________________________________________

(1)	Effective between the maturity of the existing swap in November 2017 and the maturity of the debt in March 2019.

(2)	Effective between the maturity of the existing swaps in September 2018 and September 2020.

(3)	Effective between the maturity of the existing swaps in March 2018 and the maturity of the debt in April 2021.

As of December 31, 2016 and 2015, the aggregate fair value of the interest rate swap liabilities of $10.9 million and $17.1 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets. At December 31, 2016 and 2015, the aggregate fair value of the interest rate swap assets of $6.0 million and $0.5 million was included in prepaid expense and other assets in the accompanying consolidated balance sheets.

As of December 31, 2016 and 2015, there was approximately $4.9 million and $16.6 million, respectively, in unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on the designated hedges during the years ended December 31, 2016 and 2015. For the years ended December 31, 2016 and 2015, approximately $15.9 million and $18.2 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense. Approximately $9.5 million of the net unrealized losses included in accumulated other comprehensive loss at December 31, 2016 is expected to be reclassified into interest expense within the next 12 months.

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

•
Mortgage loans, Term Loans and Revolver — The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value because the interest rates are at, or approximate, market interest rates.  The Company determined that its mortgage loans, Term Loans and Revolver are classified in Level 3 of the fair value hierarchy.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$6,014	$—	$6,014
Interest rate swap liability	—	(10,916)	—	(10,916)
Total	$—	$(4,902)	$—	$(4,902)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$506	$—	$506
Interest rate swap liability	—	(17,108)	—	(17,108)
Total	$—	$(16,602)	$—	$(16,602)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

9.       Commitments and Contingencies

Ground Leases

As of December 31, 2016, eight of our hotels were subject to ground lease agreements that cover the land underlying the respective hotels. The total ground rent expense was $5.4 million, $5.5 million and $5.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Residence Inn Chicago Oak Brook is subject to a ground lease with an initial term that expires on March 6, 2100. After the initial term, we may extend the ground lease for an additional renewal term of 99 years. The ground rent expense was de minimis for each of the years ended December 31, 2016, 2015 and 2014, respectively.

The Marriott Louisville Downtown is subject to a ground lease with an initial term extending out to 2053. The ground lease may be extended for up to four additional twenty-five year terms at the Company's option. The ground rent expense was de minimis for each of the years ended December 31, 2016, 2015 and 2014, respectively.

The Courtyard Austin Downtown Convention Center and Residence Inn Austin Downtown Convention Center are subject to a ground lease with a term expiring in 2100. The ground rent expense was $0.9 million, $1.0 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Hilton Garden Inn Bloomington is subject to a ground lease with an initial term expiring in 2053. The ground lease automatically extends for up to five additional ten-year terms unless certain conditions are met. The ground rent expense was de minimis for each of the years ended December 31, 2016, 2015 and 2014, respectively.

The Hilton Garden Inn Bloomington is also subject to an agreement to lease parking spaces with an initial term expiring in 2033. The agreement to lease parking spaces may be extended if certain events occur. The ground rent expense was de minimis for each of the years ended December 31, 2016, 2015 and 2014, respectively.

A portion of the site of the Courtyard Charleston Historic District is subject to a ground lease with a term expiring in 2096. The ground rent expense was $1.0 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.

The Courtyard Waikiki Beach is subject to a ground lease with a term expiring in 2112.  The ground rent expense was $3.4 million for each of the years ended December 31, 2016, 2015 and 2014.

A portion of the site of the Residence Inn Palo Alto Los Altos is subject to a ground lease with a term expiring in 2033. The ground rent expense was $0.1 million and de minimis for the years ended December 31, 2016 and 2015, respectively. There was no ground rent expense in 2014 as this hotel property was acquired in September of 2015.

The Hampton Inn Garden City was subject to a ground lease that expired on December 31, 2016. The lease then reverted to a fee simple ownership interest. The ground rent expense was de minimis for each of the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the future minimum ground lease payments were as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Future minimum ground lease payments	$4,711	$4,713	$4,716	$4,718	$4,721	$415,859	$439,438

 Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of December 31, 2016 and 2015, approximately $67.2 million and $55.5 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of December 31, 2016, 122 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years, with 15 different hotel management companies as noted in the table below. This number includes four and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively.

Management Company	Number of Hotels
Aimbridge Hospitality	3
Concord Hospitality Enterprises Company	1
Crestline Hotels and Resorts	1
Davidson Hotels and Resorts	1
Embassy Suites Management	3
HEI Hotels and Resorts	1
Highgate Hotels	4
Hyatt Corporation and affiliates	10
Interstate Hotels and Resorts	11
InnVentures	3
K Partners Hospitality Group	1
Marriott Hotel Services	4
Sage Hospitality	4
Urgo Hotels	4
WLS	71
122

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
For the years ended December 31, 2016, 2015 and 2014, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $44.3 million, $44.1 million and $43.2 million, respectively.

Franchise Agreements
As of December 31, 2016, 108 of the Company's hotel properties are operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes four and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee generally between 1.5% and 3.0% of food and beverage revenues. Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations.

For the years ended December 31, 2016, 2015 and 2014, the Company incurred franchise fee expense of approximately $73.9 million, $72.3 million and $71.6 million, respectively.

10. Equity
Common Shares of Beneficial Interest

Under the declaration of trust for the Company, there are 450,000,000 common shares authorized for issuance.

On May 22, 2014, the Company issued and sold 9,200,000 common shares of beneficial interest at a price per share of $26.45, for total gross proceeds of $243.3 million. The Company received aggregate net proceeds of approximately $232.7 million.

On May 1, 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $200.0 million of the Company's common shares through April 30, 2016. On October 30, 2015, the Company's board of trustees extended the duration of the share repurchase program to December 31, 2016 and increased the amount by $200.0 million to a total of $400.0 million. Between May 1, 2015 and December 31, 2015, the Company repurchased and retired 8,044,372 of its common shares for approximately $225.2 million. During the year ended December 31, 2016, the Company repurchased and retired 610,607 of its common shares for approximately $13.3 million. On February 17, 2017, the Company's board of trustees extended the duration of the share repurchase program to February 28, 2018 and increased the authorized amount that may be repurchased by $40.0 million to a total of $440.0 million.

Preferred Shares of Beneficial Interest

Under the declaration of trust for the Company, there are 50,000,000 preferred shares authorized for issuance. As of both December 31, 2016 and 2015, there were no preferred shares of beneficial interest outstanding.

Noncontrolling Interest in Consolidated Joint Venture

As of December 31, 2016, the Company consolidated DBT Met Hotel Venture, LP, a majority-owned limited partnership that has a third-party partner that owns a noncontrolling 1.7% ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint venture on the consolidated balance sheets.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. As of December 31, 2016, the Operating Partnership had 124,922,928 OP units outstanding, of which 99.6% of the outstanding OP units were owned by the Company and its subsidiaries, and the noncontrolling 0.4% ownership interest was owned by other limited partners. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company. During the year ended December 31, 2016, the Company issued 335,250 common shares of beneficial interest in exchange for redeemed units. After the redemption, 558,750 outstanding OP units are held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

11.       Equity Incentive Plan

On May 1, 2015, the Company’s shareholders approved the RLJ Lodging Trust 2015 Equity Incentive Plan (the "2015 Plan"), which constitutes an amendment and restatement of the RLJ Lodging Trust 2011 Equity Incentive Plan (the "2011 Plan"), including an increase in the total number of available shares under the 2015 Plan by 2,500,000 shares and changes to certain other terms of the 2011 Plan. The Company may issue share-based awards to officers, employees, non-employee trustees and other eligible persons under the 2015 Plan. The 2015 Plan provides for a maximum of 7,500,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, unrestricted share awards, share units, dividend equivalent rights, long-term incentive units, other equity-based awards and cash bonus awards.

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

Non-employee trustees may also elect to receive unrestricted shares under the 2015 Plan as compensation that would otherwise be paid in cash for their services. The shares issued to non-employee trustees in lieu of cash compensation are unrestricted and include no vesting conditions. The Company recognizes compensation expense for the unrestricted shares issued in lieu of cash compensation on the date of issuance based upon the fair market value of the shares on that date.

A summary of the unvested restricted shares is as follows:

	2016		2015		2014
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	540,885	$26.73	731,459	$21.21	932,800	$18.99
Granted (1)	675,375	20.59	292,505	32.10	348,234	24.46
Vested (1)	(272,780)	23.66	(470,703)	21.52	(537,988)	19.44
Forfeited (2)	(294,033)	23.70	(12,376)	25.65	(11,587)	22.89
Unvested at December 31,	649,447	$23.00	540,885	$26.73	731,459	$21.21
_______________________________________________________________________________

(1)
For the years ended December 31, 2016, 2015 and 2014, the Company issued 2,554, 5,008 and 4,347, respectively, unrestricted shares in lieu of cash compensation to non-employee trustees at a weighted-average grant date fair value of $22.26, $26.43 and $29.31, respectively.

(2)	Includes the forfeiture of 285,926 unvested restricted shares upon the resignation of the Company's President and Chief Executive Officer in May 2016.

For the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $6.9 million, $9.6 million and $10.6 million, respectively, of share-based compensation expense related to the restricted share awards, which includes a benefit of $0.5 million for the year ended December 31, 2016 as a result of the forfeiture of unvested restricted shares upon the resignation of the Company's President and Chief Executive Officer in May 2016.  As of December 31, 2016, there was $13.6 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.4 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2016, 2015 and 2014 was approximately $5.8 million, $14.0 million and $15.5 million, respectively.

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

In May 2016, the Company awarded 280,000 performance units with a grant date fair value of $10.31 per unit to certain employees. The performance units vest over a four-year period, including three years of performance-based vesting (the “2016 performance units measurement period”) plus an additional one year of time-based vesting.  These performance units may convert into restricted shares at a range of 25% to 150% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return and a relative total shareholder return over the measurement period at specified percentiles of the peer group, as defined by the award.  If at the end of the 2016 performance units measurement period the target criterion is met, then 50% of the restricted shares will vest immediately.  The remaining 50% will vest one year later.  The award recipients will not be entitled to receive any dividends prior to the date of conversion.  For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the 2016 performance units measurement period.  The fair value of the performance units is determined using a Monte Carlo simulation with the following assumptions: a risk-free interest rate of 1.05%, volatility of 23.82%, and an expected term equal to the requisite service period for the awards.  The Company estimated the compensation expense for the performance units on a straight line basis using a calculation that recognizes 50% of the grant date fair value over three years and 50% of the grant date fair value over four years.

For the year ended December 31, 2016, the Company recognized a share-based compensation benefit of $0.9 million related to the performance unit awards, which included a benefit of $2.3 million as a result of the forfeiture of unvested restricted shares related to the conversion of the performance units upon the resignation of the Company's President and Chief Executive Officer in May 2016. For the years ended December 31, 2015 and 2014, the Company recognized $3.4 million and $4.5 million, respectively, of share-based compensation expense related to the performance unit awards. As of December 31, 2016, there was $2.3 million of total unrecognized compensation cost related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.9 years. The total fair value of the vested restricted shares related to the conversion of the performance units (calculated as the number of restricted shares issued multiplied by the vesting date share price) during the year ended December 31, 2016 was approximately $6.7 million.

As of December 31, 2016, there were 3,874,542 common shares available for future grant under the 2015 Plan.

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

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the years ended December 31, 2016, 2015 and 2014, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the year ended December 31,
	2016	2015	2014
Numerator:
Net income attributable to common shareholders	$200,352	$218,221	$135,441
Less: Dividends paid on unvested restricted shares	(1,105)	(1,180)	(951)
Less: Undistributed earnings attributable to unvested restricted shares	(188)	(378)	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$199,059	$216,663	$134,490

Denominator:
Weighted-average number of common shares - basic	123,651,003	128,444,469	127,360,669
Unvested restricted shares	228,004	523,285	316,020
Unvested performance units	—	—	617,154
Weighted-average number of common shares - diluted	123,879,007	128,967,754	128,293,843

Net income per share attributable to common shareholders - basic	$1.61	$1.69	$1.06

Net income per share attributable to common shareholders - diluted	$1.61	$1.68	$1.05

13. Income Taxes
For federal income tax purposes, the cash distributions to shareholders are characterized as follows:

	For the Years Ended December 31,
	2016	2015
Common distributions:
Ordinary income	87.0%	100.0%
Return of capital	—	—
Capital gains	13.0%	—
	100.0%	100.0%

The components of the income tax provision from continuing operations are as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Current:
Federal	$(76)	$(287)	$(244)
State	(1,113)	(1,145)	(1,543)
Deferred:
Federal	(6,141)	36,359	572
State	(860)	4,199	70
Total net tax (expense) benefit	$(8,190)	$39,126	$(1,145)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Expected federal tax expense at statutory rate	$(73,327)	$(63,240)	$(47,906)
Tax impact of REIT election	68,477	62,391	45,842
Expected tax expense at TRS	(4,850)	(849)	(2,064)
Change in valuation allowance	(1,254)	41,147	2,203
State income tax expense, net of federal	(1,520)	(1,111)	(1,273)
Impact of rate change	20	46	42
Other permanent items	(382)	(416)	(418)
Impact of acquired tax attributes	—	—	(5)
Impact of provision to return	(204)	309	370
Income tax (expense) benefit	$(8,190)	$39,126	$(1,145)

Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of the assets and liabilities. The deferred tax assets (liabilities) include the following (in thousands):

	December 31,
	2016	2015
Deferred tax liabilities:
Property and equipment	$(8,557)	$(7,660)
Prepaid expenses	(2,349)	(1,780)
Other	(524)	(361)
Deferred tax liabilities	$(11,430)	$(9,801)

Deferred tax assets:
Property and equipment	$1,082	$793
Incentive and vacation accrual	2,640	2,668
Deferred revenue - key money	1,703	1,769
Allowance for doubtful accounts	72	46
Other	605	689
Other carryforwards	155	204
Net operating loss carryforwards	49,787	53,985
Valuation allowance	(11,430)	(10,176)
Deferred tax assets	$44,614	$49,978

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is most likely to be utilized in future periods to offset taxable income. As of December 31, 2016 and 2015, the Company had a valuation allowance of approximately $11.4 million and $10.2 million, respectively, related to net operating loss ("NOL") carryforwards and other deferred tax assets of its TRSs. The Company considered all available evidence, both positive and negative, including cumulative income in recent years and its current forecast of future income in its analysis. While the Company believes its forecast of future income is reasonable, it is inherently uncertain. If the Company’s projections of future income are lower than expected, the Company may need to establish an additional valuation allowance.

The Company’s NOLs will begin to expire in 2028 for federal tax purposes and during the period from 2018 to 2028 for state tax purposes. Additionally, the annual utilization of these NOLs is limited pursuant to Section 382 of the Code.

The Company is subject to examination by the U.S. Internal Revenue Service ("IRS") and various state jurisdictions. The tax years subject to examination vary by jurisdiction. With few exceptions, as of December 31, 2016, the Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for years before 2012. During 2016, the IRS commenced examination of the federal income tax return of the Company's primary TRS for the 2013 tax year. The Company anticipates the examination will be completed in 2017.

The Company had no accruals for tax uncertainties as of December 31, 2016 and 2015.

14. Segment Information
The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single operating segment.

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2016	2015	2014
Interest paid, net of capitalized interest	$56,294	$48,524	$52,424

Income taxes paid	$1,290	$1,012	$2,111

Supplemental investing and financing transactions
In conjunction with the acquisitions, the Company recorded the following:
Purchase of real estate	$—	$177,169	$631,950
Restricted cash reserves	—	1,548	—
Accounts receivable	—	179	807
Other assets	—	120	1,671
Mortgage debt assumed	—	(33,389)	—
Fair value adjustment on mortgage debt assumed	—	(1,269)	—
Advance deposits	—	(46)	(659)
Accounts payable and other liabilities	—	(543)	(2,129)
Acquisition of hotel properties, net	$—	$143,769	$631,640

In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$301,540	$252,500	$137,829
Escrow related to certain post-closing obligations	(15,000)	—	—
Transaction costs	(16,693)	(9,055)	(3,634)
Operating prorations	(662)	2,960	(1,526)
Proceeds from the sale of hotel properties, net	$269,185	$246,405	$132,669

Supplemental non-cash transactions
Change in fair market value of designated interest rate swaps	$11,700	$(2,958)	$(7,703)

Accrued capital expenditures	$7,392	$11,383	$9,641

Distributions payable	$41,486	$41,409	$42,114

Redemption of Operating Partnership units	$4,325	$—	$—

16. Selected Quarterly Financial Data (unaudited)
The tables below set forth the Company's unaudited condensed consolidated quarterly financial data for the years ended December 31, 2016 and 2015 (in thousands, except share and per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly financial data for the hotel properties are not indicative of the financial results to be achieved in succeeding years or quarters. In order to obtain a more accurate indication of performance, there should be a review of the financial and operating results, changes in shareholders' equity, and cash flows for a period of several years.

	For the year ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$275,171	$317,112	$296,259	$271,453
Net income	$25,350	$58,740	$41,389	$75,835
Net income attributable to common shareholders	$25,298	$58,447	$41,174	$75,433
Comprehensive income attributable to the Company	$5,050	$53,081	$50,644	$103,277
Basic per share data:
Net income attributable to common shareholders	$0.20	$0.47	$0.33	$0.61
Diluted per share data:
Net income attributable to common shareholders	$0.20	$0.47	$0.33	$0.61
Basic weighted-average common shares outstanding	123,739,823	123,544,034	123,621,323	123,698,633
Diluted weighted-average common shares outstanding	124,141,824	123,942,846	123,836,452	123,757,660

	For the year ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$270,405	$301,252	$289,420	$275,263
Net income	$48,102	$56,410	$40,933	$74,367
Net income attributable to common shareholders	$47,850	$55,991	$40,594	$73,786
Comprehensive income attributable to the Company	$38,447	$61,910	$25,428	$89,478
Basic per share data:
Net income attributable to common shareholders	$0.36	$0.43	$0.32	$0.58
Diluted per share data:
Net income attributable to common shareholders	$0.36	$0.42	$0.31	$0.59
Basic weighted-average common shares outstanding	131,272,611	130,670,629	127,663,480	124,256,834
Diluted weighted-average common shares outstanding	132,286,542	131,618,693	128,143,154	124,679,650

RLJ Lodging Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
(amounts in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2016
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Marriott Austin South	$—	$2,253	$16,522	$1,665	$2,253	$18,187	$20,440	$4,661	2006	15 - 40 years
Marriott Denver South @ Park Meadows	—	5,385	39,488	3,559	5,352	43,080	48,432	11,031	2006	15 - 40 years
Marriott Louisville Downtown	80,000	—	89,541	4,040	—	93,581	93,581	24,121	2006	15 - 40 years
Marriott Chicago Midway	—	4,464	32,736	2,127	4,495	34,832	39,327	9,135	2006	15 - 40 years
Renaissance Boulder Flatiron Hotel	—	4,440	32,557	2,581	4,598	34,980	39,578	8,925	2006	15 - 40 years
Renaissance Fort Lauderdale Plantation Hotel	—	4,842	35,517	1,914	4,853	37,420	42,273	9,655	2006	15 - 40 years
Courtyard Austin Northwest Arboretum	—	1,443	10,585	2,934	1,447	13,515	14,962	3,256	2006	15 - 40 years
Courtyard Austin South	—	1,530	11,222	1,383	1,535	12,600	14,135	3,312	2006	15 - 40 years
Courtyard Chicago Downtown Magnificent Mile	—	8,140	59,696	4,290	8,142	63,984	72,126	16,195	2006	15 - 40 years
Courtyard Denver West Golden	—	1,325	9,716	1,414	1,325	11,130	12,455	2,860	2006	15 - 40 years
Courtyard Chicago Southeast Hammond	—	1,038	7,616	1,306	1,078	8,882	9,960	2,350	2006	15 - 40 years
Courtyard Indianapolis @ The Capitol	—	2,482	18,207	1,240	2,482	19,447	21,929	4,992	2006	15 - 40 years
Courtyard Boulder Longmont	—	1,192	8,745	909	1,192	9,654	10,846	2,531	2006	15 - 40 years
Courtyard Boulder Louisville	—	1,640	12,025	1,443	1,642	13,466	15,108	3,532	2006	15 - 40 years
Courtyard Louisville Northeast	—	1,374	10,079	845	1,382	10,916	12,298	2,880	2006	15 - 40 years
Courtyard Midway Airport	—	2,172	15,927	2,377	2,197	18,279	20,476	5,310	2006	15 - 40 years
Courtyard South Bend Mishawaka	—	640	4,699	1,240	642	5,937	6,579	1,722	2006	15 - 40 years
Courtyard Salt Lake City Airport	—	2,333	17,110	1,397	2,333	18,507	20,840	4,688	2006	15 - 40 years
Courtyard Houston Sugarland	—	1,217	8,931	1,224	1,217	10,155	11,372	2,514	2006	15 - 40 years
Courtyard Fort Lauderdale SW Miramar	—	1,619	11,872	1,179	1,619	13,051	14,670	2,978	2007	15 - 40 years
Courtyard Austin Downtown Convention Center	48,168	6,049	44,361	1,491	6,049	45,852	51,901	10,440	2007	15 - 40 years
Courtyard Austin Airport	—	1,691	12,404	3,637	1,753	15,979	17,732	3,302	2007	15 - 40 years
Residence Inn Austin Northwest Arboretum	—	1,403	10,290	1,959	1,403	12,249	13,652	3,045	2006	15 - 40 years
Residence Inn Austin South	—	802	5,883	936	805	6,816	7,621	1,664	2006	15 - 40 years
Residence Inn Austin North Parmer Lane	—	1,483	10,872	851	1,483	11,723	13,206	2,953	2006	15 - 40 years
Residence Inn Indianapolis Fishers	—	998	7,322	1,005	1,048	8,277	9,325	2,078	2006	15 - 40 years
Residence Inn Denver West Golden	—	1,222	8,963	1,188	1,222	10,151	11,373	2,511	2006	15 - 40 years
Residence Inn Chicago Southeast Hammond	—	980	7,190	996	1,042	8,124	9,166	2,028	2006	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2016
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Residence Inn Houston By The Galleria	—	2,665	19,549	2,790	2,665	22,339	25,004	5,666	2006	15 - 40 years
Residence Inn Indianapolis Downtown On The Canal	—	2,670	19,588	2,095	2,670	21,683	24,353	5,507	2006	15 - 40 years
Residence Inn Longmont Boulder	—	1,407	10,321	796	1,407	11,117	12,524	2,809	2006	15 - 40 years
Residence Inn Boulder Louisville	—	1,298	9,519	972	1,298	10,491	11,789	2,694	2006	15 - 40 years
Residence Inn Louisville Northeast	—	1,319	9,675	1,093	1,325	10,762	12,087	2,690	2006	15 - 40 years
Residence Inn Merrillville	—	595	4,372	1,262	595	5,634	6,229	1,591	2006	15 - 40 years
Residence Inn Detroit Novi	—	1,427	10,445	1,862	1,432	12,302	13,734	2,932	2006	15 - 40 years
Residence Inn Chicago Oak Brook	—	—	20,436	924	—	21,360	21,360	5,477	2006	15 - 40 years
Residence Inn Fort Lauderdale Plantation	—	2,183	16,021	4,397	2,295	20,306	22,601	5,112	2006	15 - 40 years
Residence Inn Salt Lake City Airport	—	875	6,416	1,296	875	7,712	8,587	1,932	2006	15 - 40 years
Residence Inn San Antonio Downtown Market Sq	—	1,822	13,360	2,278	1,822	15,638	17,460	3,955	2006	15 - 40 years
Residence Inn Houston Sugarland	—	1,100	8,073	1,324	1,100	9,397	10,497	2,492	2006	15 - 40 years
Residence Inn Chicago Naperville	—	1,923	14,101	838	1,923	14,939	16,862	3,941	2006	15 - 40 years
Residence Inn Louisville Downtown	—	1,815	13,308	744	1,815	14,052	15,867	3,419	2007	15 - 40 years
Residence Inn Fort Lauderdale SW Miramar	—	1,692	12,409	1,544	1,695	13,950	15,645	3,165	2007	15 - 40 years
Residence Inn Austin Downtown Convention Center	32,112	3,767	27,626	620	3,767	28,246	32,013	6,467	2007	15 - 40 years
SpringHill Suites Austin North Parmer Lane	—	1,957	14,351	577	1,957	14,928	16,885	3,842	2006	15 - 40 years
SpringHill Suites Austin South	—	1,605	11,768	1,922	1,605	13,690	15,295	3,361	2006	15 - 40 years
SpringHill Suites Louisville Hurstbourne North	—	1,890	13,869	1,716	1,890	15,585	17,475	3,867	2006	15 - 40 years
SpringHill Suites South Bend Mishawaka	—	983	7,217	1,752	983	8,969	9,952	2,108	2006	15 - 40 years
SpringHill Suites Denver North Westminster	—	2,409	17,670	1,120	2,409	18,790	21,199	4,951	2006	15 - 40 years
SpringHill Suites Boulder Longmont	—	1,144	8,388	728	1,144	9,116	10,260	2,248	2007	15 - 40 years
Fairfield Inn & Suites Austin South Airport	—	505	3,702	1,126	505	4,828	5,333	1,083	2006	15 - 40 years
Fairfield Inn & Suites Denver Cherry Creek	—	1,203	8,823	1,277	1,203	10,100	11,303	2,630	2006	15 - 40 years
Fairfield Inn & Suites Chicago SE Hammond	—	722	5,301	1,324	727	6,620	7,347	1,643	2006	15 - 40 years
Fairfield Inn & Suites Key West	—	1,803	19,325	3,253	1,853	22,528	24,381	5,429	2006	15 - 40 years
Fairfield Inn & Suites Chicago Midway Airport	—	1,425	10,449	1,814	1,446	12,242	13,688	2,960	2006	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2016
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Fairfield Inn & Suites San Antonio Dwntn Mkt	—	1,378	10,105	1,348	1,378	11,453	12,831	2,822	2006	15 - 40 years
Hampton Inn Chicago Midway Airport	—	2,747	20,143	2,797	2,793	22,894	25,687	5,806	2006	15 - 40 years
Hilton Garden Inn Chicago Midway Airport	—	2,978	21,842	1,209	3,000	23,029	26,029	5,982	2006	15 - 40 years
Sleep Inn Midway Airport	—	1,189	8,718	1,671	1,210	10,368	11,578	2,838	2006	15 - 40 years
Holiday Inn Express & Suites Midway Airport	—	1,874	13,742	745	1,895	14,466	16,361	3,693	2006	15 - 40 years
Hilton Garden Inn Bloomington	17,500	—	18,945	913	—	19,858	19,858	3,971	2009	15 - 40 years
TGI Friday's Chicago Midway	—	829	6,139	654	851	6,771	7,622	1,688	2006	15 - 40 years
Hampton Inn & Suites Clearwater St Petersburg Ulmerton Road	—	1,106	12,721	1,118	1,146	13,799	14,945	3,228	2007	15 - 40 years
Hampton Inn Garden City	—	5,691	22,764	780	5,717	23,518	29,235	5,570	2007	15 - 40 years
Courtyard Houston By The Galleria	26,000	3,069	22,508	1,416	3,069	23,924	26,993	5,411	2007	15 - 40 years
Hampton Inn Fort Walton Beach	—	8,774	6,109	1,603	8,875	7,611	16,486	1,672	2007	15 - 40 years
Embassy Suites Los Angeles Downey	26,500	4,857	29,943	6,007	4,962	35,845	40,807	7,561	2008	15 - 40 years
Hyatt House Austin Arboretum	11,000	2,813	15,940	2,079	2,813	18,019	20,832	3,632	2008	15 - 40 years
Hyatt House Dallas Lincoln Park	18,000	3,169	17,958	1,357	3,317	19,167	22,484	3,972	2008	15 - 40 years
Hyatt House Dallas Uptown	16,500	2,241	12,698	2,709	2,306	15,342	17,648	2,865	2008	15 - 40 years
Hyatt House Houston Galleria	13,000	2,976	16,866	1,994	2,976	18,860	21,836	3,922	2008	15 - 40 years
Embassy Suites Tampa Downtown Convention Ctr	—	2,161	71,017	2,330	2,359	73,149	75,508	12,437	2010	15 - 40 years
Fairfield Inn & Suites Washington DC Downtown	—	16,214	22,265	5,318	16,307	27,490	43,797	5,272	2010	15 - 40 years
Embassy Suites Fort Myers Estero	—	2,816	7,862	1,446	2,879	9,245	12,124	1,707	2010	15 - 40 years
Homewood Suites Washington DC Downtown	32,175	23,139	34,188	3,583	23,139	37,771	60,910	5,936	2010	15 - 40 years
Hampton Inn & Suites Denver Tech Center	—	2,373	9,180	1,829	2,428	10,954	13,382	2,187	2010	15 - 40 years
Hotel Indigo New Orleans Garden District	—	1,901	3,865	11,774	2,082	15,458	17,540	3,584	2010	15 - 40 years
Residence Inn Columbia	—	1,993	11,487	1,799	2,069	13,210	15,279	2,440	2010	15 - 40 years
Residence Inn National Harbor Washington DC	—	7,457	37,046	1,454	7,480	38,477	45,957	5,928	2010	15 - 40 years
Residence Inn Silver Spring	—	3,945	18,896	1,021	3,989	19,873	23,862	3,556	2010	15 - 40 years
Hilton Garden Inn New Orleans Convention Center	—	3,405	20,750	4,502	3,465	25,192	28,657	4,444	2010	15 - 40 years
Hampton Inn West Palm Beach Arprt Central	—	2,280	9,769	1,314	2,280	11,083	13,363	1,812	2010	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2016
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Hilton Garden Inn West Palm Beach Airport	—	1,206	10,811	1,321	1,215	12,123	13,338	1,916	2010	15 - 40 years
Hilton Garden Inn Los Angeles Hollywood	—	5,303	19,136	5,858	5,521	24,776	30,297	4,722	2010	15 - 40 years
DoubleTree Metropolitan Hotel New York City	—	140,332	188,014	18,450	140,456	206,340	346,796	33,164	2010	15 - 40 years
Renaissance Pittsburgh Hotel	—	3,274	39,934	5,410	3,390	45,228	48,618	6,715	2011	15 - 40 years
Courtyard Atlanta Buckhead	—	2,860	21,668	3,077	2,875	24,730	27,605	3,776	2011	15 - 40 years
DoubleTree Hotel Columbia	—	1,933	6,486	5,451	2,049	11,821	13,870	2,256	2011	15 - 40 years
Marriott Denver Airport @ Gateway Park	26,500	3,083	38,356	3,722	3,175	41,986	45,161	6,666	2011	15 - 40 years
Embassy Suites West Palm Beach Central	—	3,656	9,614	5,599	3,792	15,077	18,869	3,203	2011	15 - 40 years
Hilton Garden Inn Durham Raleigh Research Triangle Park	—	1,751	4,763	5,351	1,878	9,987	11,865	2,557	2011	15 - 40 years
Hilton Garden Inn Pittsburgh University Place	—	1,975	18,490	7,961	2,037	26,389	28,426	4,918	2011	15 - 40 years
Hampton Inn Houston Near The Galleria	—	9,326	9,220	1,754	9,395	10,905	20,300	1,856	2011	15 - 40 years
Courtyard Charleston Historic District	—	2,714	35,828	833	2,763	36,612	39,375	4,884	2011	15 - 40 years
Residence Inn Bethesda Downtown	33,795	8,154	52,750	4,913	8,273	57,544	65,817	6,676	2012	15 - 40 years
Courtyard New York Manhattan Upper East Side	—	20,654	60,223	4,420	20,737	64,560	85,297	7,771	2012	15 - 40 years
Hilton Garden Inn San Francisco Oakland Bay Brg	—	11,902	22,758	2,185	11,947	24,898	36,845	3,054	2012	15 - 40 years
Embassy Suites Boston Waltham	—	6,268	56,025	3,252	6,322	59,223	65,545	6,647	2012	15 - 40 years
Courtyard Houston Downtown Convention Center	—	5,799	28,954	3,055	5,858	31,950	37,808	3,184	2013	15 - 40 years
Residence Inn Houston Downtown Convention Center	—	4,674	24,913	2,929	4,724	27,792	32,516	2,748	2013	15 - 40 years
SpringHill Suites Houston Downtown Convention Center	—	2,382	12,756	15,748	2,485	28,401	30,886	1,919	2013	15 - 40 years
Courtyard Waikiki Beach	—	557	79,033	9,142	670	88,062	88,732	7,940	2013	15 - 40 years
Courtyard San Francisco	—	11,277	18,198	26,816	11,291	45,000	56,291	2,565	2013	15 - 40 years
Residence Inn Atlanta Midtown Historic	—	2,812	6,044	6,883	2,939	12,800	15,739	1,042	2013	15 - 40 years
SpringHill Suites Portland Hillsboro	—	3,488	18,283	121	3,498	18,394	21,892	1,614	2013	15 - 40 years
Hilton Cabana Miami Beach	—	25,083	40,707	2,052	25,119	42,723	67,842	2,848	2014	15 - 40 years
Hyatt House Charlotte Center City	—	3,029	26,193	21	3,029	26,214	29,243	1,873	2014	15 - 40 years
Hyatt House Cypress Anaheim	—	3,995	9,164	3,839	4,354	12,644	16,998	1,172	2014	15 - 40 years
Hyatt House Emeryville San Francisco Bay Area	—	7,425	29,137	5,218	7,507	34,273	41,780	2,800	2014	15 - 40 years
Hyatt House San Diego Sorrento Mesa	—	10,419	21,289	1,183	10,530	22,361	32,891	1,767	2014	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2016
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Hyatt House San Jose Silicon Valley	—	6,819	31,682	1	6,820	31,682	38,502	2,273	2014	15 - 40 years
Hyatt House San Ramon	—	5,713	11,852	995	5,717	12,843	18,560	1,045	2014	15 - 40 years
Hyatt House Santa Clara	—	8,044	27,703	1,560	8,044	29,263	37,307	2,144	2014	15 - 40 years
Hyatt Centric The Woodlands	—	5,950	16,882	21	5,957	16,896	22,853	1,229	2014	15 - 40 years
Hyatt Place Fremont Silicon Valley	—	6,208	13,730	976	6,209	14,705	20,914	1,189	2014	15 - 40 years
Hyatt Place Madison Downtown	—	6,701	25,478	—	6,701	25,478	32,179	1,810	2014	15 - 40 years
Embassy Suites Irvine Orange County	—	15,062	33,048	7,426	15,102	40,434	55,536	2,709	2014	15 - 40 years
Courtyard Portland City Center	—	8,019	53,024	1,118	8,021	54,140	62,161	3,598	2014	15 - 40 years
Hyatt Atlanta Midtown	—	3,737	41,731	239	3,737	41,970	45,707	2,653	2014	15 - 40 years
DoubleTree Grand Key Resort	—	48,192	27,770	4,576	48,226	32,312	80,538	2,106	2014	15 - 40 years
Hyatt Place Washington DC Downtown K Street	—	10,763	55,225	528	10,763	55,753	66,516	2,085	2015	15 - 40 years
Homewood Suites Seattle Lynnwood	—	3,933	30,949	20	3,953	30,949	34,902	1,204	2015	15 - 40 years
Residence Inn Palo Alto Los Altos	33,666	16,996	45,786	129	17,030	45,881	62,911	1,643	2015	15 - 40 years
	$414,916	$671,204	$2,723,231	$331,497	$675,889	$3,050,043	$3,725,932	$520,517
_______________________________________________________________________________
(1) The aggregate cost of real estate for federal income tax purposes is approximately $3.6 billion at December 31, 2016.

The change in the total cost of the hotel properties is as follows:

	2016	2015	2014
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$3,942,413	$3,711,887	$3,461,251
Add: Acquisitions	—	163,652	573,936
Add: Improvements	40,308	84,615	59,485
Less: Sale of hotel properties (1)	(256,789)	(16,738)	(142,581)
Less: Impairment loss	—	(1,003)	(9,200)
Less: Land, building and improvements of hotels held for sale	—	—	(231,004)
Balance at end of period	$3,725,932	$3,942,413	$3,711,887
_______________________________________________________________________________
(1) The sale of the hotel properties for the year ended December 31, 2015 is net of the hotels classified as held for sale for the year ended December 31, 2014 that were subsequently sold in 2015.

The change in the accumulated depreciation of the real estate assets is as follows:

	2016	2015	2014
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$(464,691)	$(382,266)	$(367,306)
Add: Depreciation for the period	(91,400)	(85,062)	(81,892)
Less: Sale of hotel properties (1)	35,574	2,637	24,383
Less: Accumulated depreciation of hotels held for sale	—	—	42,549
Balance at end of period	$(520,517)	$(464,691)	$(382,266)
_______________________________________________________________________________
(1) The sale of the hotel properties for the year ended December 31, 2015 is net of the hotels classified as held for sale for the year ended December 31, 2014 that were subsequently sold in 2015.