Form 10-Q
period 2017-03-31
RLJ Lodging Trust
filed 2017-05-09
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 1, 2017, 124,668,134 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Investment in hotel properties, net	$3,341,219	$3,368,674
Cash and cash equivalents	451,010	456,672
Restricted cash reserves	61,538	67,206
Hotel and other receivables, net of allowance of $157 and $182, respectively	34,668	26,018
Deferred income tax asset	43,676	44,614
Prepaid expense and other assets	60,653	60,209
Total assets	$3,992,764	$4,023,393
Liabilities and Equity
Debt, net	$1,582,432	$1,582,715
Accounts payable and other liabilities	116,273	137,066
Deferred income tax liability	11,430	11,430
Advance deposits and deferred revenue	14,263	11,975
Accrued interest	3,697	3,444
Distributions payable	41,699	41,486
Total liabilities	1,769,794	1,788,116

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 124,607,489 and 124,364,178 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,246	1,244
Additional paid-in capital	2,189,179	2,187,333
Accumulated other comprehensive income (loss)	646	(4,902)
Retained earnings	18,711	38,249
Total shareholders’ equity	2,209,782	2,221,924
Noncontrolling interest:
Noncontrolling interest in consolidated joint venture	5,907	5,973
Noncontrolling interest in the Operating Partnership	7,281	7,380
Total noncontrolling interest	13,188	13,353
Total equity	2,222,970	2,235,277
Total liabilities and equity	$3,992,764	$4,023,393

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2017	2016
Revenue
Operating revenue
Room revenue	$224,965	$239,512
Food and beverage revenue	26,691	26,555
Other operating department revenue	8,576	9,104
Total revenue	$260,232	$275,171
Expense
Operating expense
Room expense	$51,922	$55,028
Food and beverage expense	19,297	19,817
Management and franchise fee expense	26,913	28,501
Other operating expense	57,823	60,021
Total property operating expense	155,955	163,367
Depreciation and amortization	38,665	40,730
Property tax, insurance and other	19,158	20,155
General and administrative	9,123	9,649
Transaction and pursuit costs	625	79
Total operating expense	223,526	233,980
Operating income	36,706	41,191
Other income	140	302
Interest income	485	397
Interest expense	(14,328)	(14,892)
Income before income tax expense	23,003	26,998
Income tax expense	(1,166)	(1,476)
Income from operations	21,837	25,522
Loss on sale of hotel properties	(60)	(172)
Net income	21,777	25,350
Net loss (income) attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	66	62
Noncontrolling interest in the Operating Partnership	(85)	(114)
Net income attributable to common shareholders	$21,758	$25,298

Basic per common share data:
Net income per share attributable to common shareholders	$0.17	$0.20
Weighted-average number of common shares	123,734,173	123,739,823

Diluted per common share data:
Net income per share attributable to common shareholders	$0.17	$0.20
Weighted-average number of common shares	123,841,400	124,141,824

Amounts attributable to the Company’s common shareholders:
Income from operations	$21,818	$25,470
Loss on sale of hotel properties	(60)	(172)
Net income attributable to common shareholders	$21,758	$25,298

Comprehensive income:
Net income	$21,777	$25,350
Unrealized gain (loss) on interest rate derivatives	5,548	(20,248)
Comprehensive income	27,325	5,102
Comprehensive loss attributable to the noncontrolling interest in consolidated joint venture	66	62
Comprehensive income attributable to the noncontrolling interest in the Operating Partnership	(85)	(114)
Comprehensive income attributable to the Company	$27,306	$5,050

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interest
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interest	Total Equity
Balance at December 31, 2016	124,364,178	$1,244	$2,187,333	$38,249	$(4,902)	$7,380	$5,973	$13,353	$2,235,277
Net income (loss)	—	—	—	21,758	—	85	(66)	19	21,777
Unrealized gain on interest rate derivatives	—	—	—	—	5,548	—	—	—	5,548
Issuance of restricted stock	264,303	2	(2)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	2,334	—	—	—	—	—	2,334
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(20,861)	—	(486)	—	—	—	—	—	(486)
Forfeiture of restricted stock	(131)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(41,296)	—	(184)	—	(184)	(41,480)
Balance at March 31, 2017	124,607,489	$1,246	$2,189,179	$18,711	$646	$7,281	$5,907	$13,188	$2,222,970

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interest
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retain Earnings (Distributions in excess of net earnings)	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interest	Total Equity
Balance at December 31, 2015	124,635,675	$1,246	$2,195,732	$2,439	$(16,602)	$11,532	$6,177	$17,709	$2,200,524
Net income (loss)	—	—	—	25,298	—	114	(62)	52	25,350
Unrealized loss on interest rate derivatives	—	—	—	—	(20,248)	—	—	—	(20,248)
Distributions to joint venture partner	—	—	—	—	—	—	(259)	(259)	(259)
Redemption of Operating Partnership units	335,250	3	4,322	—	—	(4,325)	—	(4,325)	—
Issuance of restricted stock	378,567	4	(4)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	2,591	—	—	—	—	—	2,591
Share grants to trustees	1,447	—	33	—	—	—	—	—	33
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(32,398)	—	(653)	—	—	—	—	—	(653)
Shares acquired as part of a share repurchase program	(510,498)	(5)	(11,284)	—	—	—	—	—	(11,289)
Forfeiture of restricted stock	(263)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(41,185)	—	(182)	—	(182)	(41,367)
Balance at March 31, 2016	124,807,780	$1,248	$2,190,737	$(13,448)	$(36,850)	$7,139	$5,856	$12,995	$2,154,682

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$21,777	$25,350
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on sale of hotel properties	60	172
Depreciation and amortization	38,665	40,730
Amortization of deferred financing costs	843	1,013
Amortization of deferred management fees	188	188
Accretion of interest income on investment in loan	(210)	(127)
Share grants to trustees	—	33
Amortization of share-based compensation	2,334	2,591
Deferred income taxes	938	1,131
Changes in assets and liabilities:
Hotel and other receivables, net	(8,650)	(5,252)
Prepaid expense and other assets	637	(4,874)
Accounts payable and other liabilities	(9,202)	(7,606)
Advance deposits and deferred revenue	2,288	1,813
Accrued interest	253	(11)
Net cash flow provided by operating activities	49,921	55,151
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	(60)	2,647
Improvements and additions to hotel properties	(18,533)	(22,315)
Additions to property and equipment	(3)	(142)
Decrease in restricted cash reserves, net	5,668	908
Net cash flow used in investing activities	(12,928)	(18,902)
Cash flows from financing activities
Borrowings under Revolver	—	30,000
Repayments under Revolver	—	(30,000)
Proceeds from mortgage loans	—	11,000
Payments of mortgage loans principal	(902)	(936)
Repurchase of common shares under a share repurchase program	—	(11,289)
Repurchase of common shares to satisfy employee withholding requirements	(486)	(653)
Distributions on common shares	(41,040)	(41,130)
Distributions on Operating Partnership units	(227)	(288)
Payments of deferred financing costs	—	(882)
Distribution to joint venture partner	—	(259)
Net cash flow used in financing activities	(42,655)	(44,437)
Net change in cash and cash equivalents	(5,662)	(8,188)
Cash and cash equivalents, beginning of period	456,672	134,192
Cash and cash equivalents, end of period	$451,010	$126,004

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2017, there were 125,166,239 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.6% of the outstanding OP units.

As of March 31, 2017, the Company owned 122 hotel properties with approximately 20,100 rooms, located in 21 states and the District of Columbia, and an interest in one mortgage loan secured by a hotel.  The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its hotel properties, with the exception of the DoubleTree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 98.3% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in the hotel operations related to this hotel. An independent operator manages the operations of each hotel property.

2.              Summary of Significant Accounting Policies

The Company's Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of the significant accounting policies. Other than noted below, there have been no other significant changes to the Company's significant accounting policies since December 31, 2016.

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

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2017.

The consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries, and a joint venture in which the Company has a majority voting interest and control. For the controlled subsidiaries that are not wholly-owned, the third-party ownership interest represents a noncontrolling interest, which is presented separately in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods, with early adoption permitted. The Company expects to adopt this new standard on January 1, 2018 using the modified retrospective transition method. Based on the Company's assessment, the adoption of this standard will not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance will require lessees to recognize a right-of-use asset and a lease liability for most of their leases on the balance sheet, and an entity will need to classify its leases as either an operating or finance lease in order to determine the income statement presentation. Leases with a term of 12 months or less will be accounted for similar to the existing guidance today for operating leases. Lessors will classify their leases using an approach that is substantially equivalent to the existing guidance today for operating, direct financing, or sales-type leases. Lessors may only capitalize the incremental direct costs of leasing, so any indirect costs of leasing will be expensed as incurred. The new guidance requires an entity to separate the lease components from the non-lease components in a contract, with the lease components being accounted for in accordance with ASC 842 and the non-lease components being accounted for in accordance with other applicable accounting guidance. The guidance is effective for annual reporting periods beginning after December 15, 2018, and the interim periods within those annual periods, with early adoption permitted. The Company expects to adopt this new standard on January 1, 2019. The Company has not yet completed its analysis on this new standard, but it believes the application of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet for each of its ground leases and equipment leases, which represent the majority of the Company's current operating lease payments. The Company does not expect the adoption of this standard will materially affect its consolidated statements of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This new guidance is intended to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This new guidance provides additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. Both of these ASUs will be effective for the annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period, and the guidance requires application using a retrospective transition method. The Company expects to adopt the new guidance on January 1, 2018. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows, but they are not expected to have a material impact on the Company's consolidated financial statements.

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

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The new guidance clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets, including real estate, and in substance nonfinancial assets, which are defined as assets or a group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. As a result of the new guidance, sales and partial sales of real estate assets will be accounted for similar to all other sales of nonfinancial and in substance nonfinancial assets. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods, with early adoption permitted. The Company expects to adopt this new guidance on January 1, 2018. Based on the Company's assessment, the adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land and improvements	$676,103	$675,889
Buildings and improvements	3,055,137	3,050,043
Furniture, fixtures and equipment	596,907	595,816
Intangible assets	2,309	2,309
	4,330,456	4,324,057
Accumulated depreciation and amortization	(989,237)	(955,383)
Investment in hotel properties, net	$3,341,219	$3,368,674

For the three months ended March 31, 2017 and 2016, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $38.6 million and $40.7 million, respectively.

Impairment

The Company determined that there was no impairment of any assets for either the three months ended March 31, 2017 or 2016.

4.            Sale of Hotel Properties

During the three months ended March 31, 2017, the Company did not sell any hotel properties.

During the three months ended March 31, 2016, the Company sold one hotel property for a sale price of approximately $2.9 million. In conjunction with this transaction, the Company recorded a $0.2 million loss on sale which is included in the accompanying consolidated statement of operations.

The following table discloses the hotel property that was sold during the three months ended March 31, 2016:

Property Name	Location	Sale Date	Rooms
Holiday Inn Express Merrillville	Merrillville, IN	February 22, 2016	62
		Total	62

5.              Debt

Debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Revolver and Term Loans, net	$1,169,733	$1,169,308
Mortgage loans, net	412,699	413,407
Debt, net	$1,582,432	$1,582,715

Revolver and Term Loans

The Company has the following unsecured credit agreements in place:

•	$400.0 million revolving credit facility with a scheduled maturity date of April 22, 2020 with a one-year extension option if certain conditions are satisfied (the "Revolver");

•	$400.0 million term loan with a scheduled maturity date of March 20, 2019 (the "$400 Million Term Loan Maturing 2019");

•	$225.0 million term loan with a scheduled maturity date of November 20, 2019 (the "$225 Million Term Loan Maturing 2019");

•	$400.0 million term loan with a scheduled maturity date of April 22, 2021 (the "$400 Million Term Loan Maturing 2021"); and

•	$150.0 million term loan with a scheduled maturity date of January 22, 2022 (the "$150 Million Term Loan Maturing 2022").

The $400 Million Term Loan Maturing 2019, the $225 Million Term Loan Maturing 2019, the $400 Million Term Loan Maturing 2021, and the $150 Million Term Loan Maturing 2022 are collectively the "Term Loans". The Revolver and Term Loans are subject to customary financial covenants. As of March 31, 2017 and December 31, 2016, the Company was in compliance with all financial covenants.

As of March 31, 2017 and December 31, 2016, the details of the unsecured credit agreements were as follows (in thousands):

			Outstanding Borrowings at
	Interest Rate at March 31, 2017 (1)	Maturity Date	March 31, 2017	December 31, 2016
Revolver (2)	2.48%	April 2020	$—	$—
$400 Million Term Loan Maturing 2019	2.72%	March 2019	400,000	400,000
$225 Million Term Loan Maturing 2019	4.04%	November 2019	225,000	225,000
$400 Million Term Loan Maturing 2021	2.97%	April 2021	400,000	400,000
$150 Million Term Loan Maturing 2022	3.43%	January 2022	150,000	150,000
			1,175,000	1,175,000
Deferred financing costs, net (3)			(5,267)	(5,692)
Total Revolver and Term Loans, net			$1,169,733	$1,169,308

(1)	Interest rate at March 31, 2017 gives effect to interest rate hedges.

(2)	At March 31, 2017 and December 31, 2016, there was $400.0 million of borrowing capacity on the Revolver.

(3)
Excludes $2.1 million and $2.3 million as of March 31, 2017 and December 31, 2016, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

Mortgage Loans

As of March 31, 2017 and December 31, 2016, the Company had the following mortgage loans (in thousands):

						Principal balance at
Lender	Number of Assets Encumbered	Interest Rate at March 31, 2017 (1)		Maturity Date		March 31, 2017	December 31, 2016
Wells Fargo	4	4.02%	(2)	October 2017	(3)	$150,000	$150,000
Wells Fargo (4)	4	4.04%		March 2018	(3)	145,500	146,250
PNC Bank (5)	5	3.08%	(2)	March 2021	(6)	85,000	85,000
Wells Fargo (7)	1	5.25%		June 2022		33,467	33,666
	14					413,967	414,916
Deferred financing costs, net						(1,268)	(1,509)
Total mortgage loans, net						$412,699	$413,407

(1)	Interest rate at March 31, 2017 gives effect to interest rate hedges.

(2)	Requires payments of interest only through maturity.

(3)	Maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

(4)	Two of the four hotels encumbered by the Wells Fargo loan are cross-collateralized.

(5)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(6)	Maturity date may be extended for two one-year terms at the Company’s option, subject to certain lender requirements.

(7)	Includes $1.0 million and $1.0 million at March 31, 2017 and December 31, 2016, respectively, related to a fair value adjustment on mortgage debt assumed in conjunction with an acquisition.

Certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with all financial covenants at March 31, 2017 and December 31, 2016.

Interest Expense

For the three months ended March 31, 2017 and 2016, the components of interest expense were as follows (in thousands):

	For the three months ended March 31,
	2017	2016
Revolver and Term Loans	$9,517	$9,859
Mortgage loans	3,968	4,020
Amortization of deferred financing costs	843	1,013
Total interest expense	$14,328	$14,892

6.              Derivatives and Hedging

As of March 31, 2017 and December 31, 2016, the Company had entered into the following interest rate swaps (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Swap-cash flow	1.12%	November 2017	$275,000	$275,000	$(30)	$(558)
Swap-cash flow	1.56%	March 2018	175,000	175,000	(672)	(1,251)
Swap-cash flow	1.64%	March 2018	175,000	175,000	(802)	(1,413)
Swap-cash flow	1.83%	September 2018	16,005	16,088	(126)	(193)
Swap-cash flow	1.75%	September 2018	16,005	16,088	(108)	(172)
Swap-cash flow	1.83%	September 2018	39,285	39,488	(309)	(474)
Swap-cash flow	1.75%	September 2018	40,255	40,462	(271)	(433)
Swap-cash flow	1.83%	September 2018	17,460	17,550	(137)	(211)
Swap-cash flow	1.75%	September 2018	16,490	16,575	(111)	(177)
Swap-cash flow	2.02%	March 2019	125,000	125,000	(1,481)	(2,090)
Swap-cash flow	1.94%	March 2019	100,000	100,000	(1,036)	(1,505)
Swap-cash flow	1.27%	March 2019	125,000	125,000	432	54
Swap-cash flow (1)	1.96%	March 2019	100,000	100,000	(444)	(516)
Swap-cash flow (1)	1.85%	March 2019	50,000	50,000	(148)	(184)
Swap-cash flow (1)	1.81%	March 2019	50,000	50,000	(123)	(159)
Swap-cash flow (1)	1.74%	March 2019	25,000	25,000	(39)	(57)
Swap-cash flow (2)	1.80%	September 2020	33,000	33,000	124	111
Swap-cash flow (2)	1.80%	September 2020	82,000	82,000	309	277
Swap-cash flow (2)	1.80%	September 2020	35,000	35,000	132	118
Swap-cash flow	1.81%	October 2020	143,000	143,000	(461)	(1,113)
Swap-cash flow (3)	1.15%	April 2021	100,000	100,000	2,560	2,513
Swap-cash flow (3)	1.20%	April 2021	100,000	100,000	2,407	2,360
Swap-cash flow (3)	2.15%	April 2021	75,000	75,000	(372)	(410)
Swap-cash flow (3)	1.91%	April 2021	75,000	—	184	—
Swap-cash flow	1.61%	June 2021	50,000	50,000	418	224
Swap-cash flow	1.56%	June 2021	50,000	50,000	539	352
Swap-cash flow	1.71%	June 2021	50,000	50,000	211	5
			$2,138,500	$2,064,251	$646	$(4,902)

(1)	Effective between the maturity of the existing swap in November 2017 and the maturity of the debt in March 2019.

(2)	Effective between the maturity of the existing swaps in September 2018 and September 2020.

(3)	Effective between the maturity of the existing swaps in March 2018 and the maturity of the debt in April 2021.

 As of March 31, 2017 and December 31, 2016, the aggregate fair value of the interest rate swap assets of $7.3 million and $6.0 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of March 31, 2017 and December 31, 2016, the aggregate fair value of the interest rate swap liabilities of $6.7 million and $10.9 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of March 31, 2017, there was approximately $0.6 million of unrealized gains included in accumulated other comprehensive income related to interest rate hedges that are effective in offsetting the variable cash flows. As of December 31, 2016, there was approximately $4.9 million of unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the three month periods ended March 31, 2017 and 2016. For the three months ended March

31, 2017 and 2016, approximately $2.8 million and $4.2 million, respectively, of amounts included in accumulated other comprehensive income (loss) were reclassified into interest expense. Approximately $6.2 million of the net unrealized losses included in accumulated other comprehensive income (loss) at March 31, 2017 is expected to be reclassified into interest expense within the next 12 months.

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

•
Debt — The carrying amounts, net of deferred financing costs, reported in the consolidated balance sheets for these financial instruments approximate fair value because the interest rates are at, or approximate, market interest rates.  The Company determined that its debt is classified in Level 3 of the fair value hierarchy.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 (in thousands):

	Fair Value at March 31, 2017
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$7,316	$—	$7,316
Interest rate swap liability	—	(6,670)	—	(6,670)
Total	$—	$646	$—	$646

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$6,014	$—	$6,014
Interest rate swap liability	—	(10,916)	—	(10,916)
Total	$—	$(4,902)	$—	$(4,902)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

8.              Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, commencing with its taxable year ended December 31, 2011.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to shareholders.  The Company’s intention is to adhere to the REIT qualification requirements and to maintain its qualification for taxation as a REIT.  As a REIT, the Company is generally not subject to federal corporate income tax on the portion of taxable income that is distributed to shareholders.  If the Company fails to qualify for taxation as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and it may not be able to qualify as a REIT for four subsequent taxable years. As a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on undistributed taxable income. The Company’s taxable REIT subsidiaries ("TRS") will generally be subject to federal, state, and local income taxes at the applicable rates.

The Company accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards.  The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled.  The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company had no accruals for tax uncertainties as of March 31, 2017 and December 31, 2016.

9.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of March 31, 2017 and December 31, 2016, approximately $61.5 million and $67.2 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of March 31, 2017, 122 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years. This number includes four and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively. Each management company receives a base management fee generally between 3.0% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally equal to 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three months ended March 31, 2017 and 2016, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $10.4 million and $11.1 million, respectively.

Franchise Agreements

As of March 31, 2017, 108 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes four and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee generally between 1.5% and 3.0% of food and beverage revenues.  Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three months ended March 31, 2017 and 2016, the Company incurred franchise fee expense of approximately $16.5 million and $17.4 million, respectively.

10.       Equity

In 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $400.0 million of the Company's common shares through December 31, 2016. On February 17, 2017, the Company's board of trustees extended the duration of the share repurchase program to February 28, 2018 and increased the authorized amount that may be repurchased by $40.0 million to a total of $440.0 million. During the three months ended March 31, 2017, the Company did not repurchase and retire any of its common shares. As of March 31, 2017, the share repurchase program had a remaining capacity of $201.5 million. During the three months ended March 31, 2016, the Company repurchased and retired 510,498 of its common shares for approximately $11.3 million.

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

A summary of the unvested restricted shares as of March 31, 2017 is as follows:

	2017
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	649,447	$23.00
Granted	264,303	23.76
Vested	(59,404)	23.61
Forfeited	(131)	21.66
Unvested at March 31,	854,215	$23.20

For the three months ended March 31, 2017 and 2016, the Company recognized approximately $2.0 million and $2.1 million, respectively, of share-based compensation expense related to restricted share awards. As of March 31, 2017, there was $17.8 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.8 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the three months ended March 31, 2017 and 2016 was approximately $1.4 million and $1.8 million, respectively.

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

In May 2016, the Company awarded 280,000 performance units with a grant date fair value of $10.31 per unit to certain employees. The performance units vest over a four-year period, including three years of performance-based vesting plus an additional one year of time-based vesting.

In February 2017, the Company awarded 259,000 performance units with a grant date fair value of $14.93 per unit to certain employees. The performance units vest over a four-year period, including three years of performance-based vesting (the “2017 performance units measurement period”) plus an additional one year of time-based vesting. These performance units may convert into restricted shares at a range of 25% to 150% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return and a relative total shareholder return over the measurement period at specified percentiles of the peer group, as defined by the award. If at the end of the 2017 performance units measurement period the target criterion is met, then 50% of the restricted shares will vest immediately. The remaining 50% will vest one year later. The award recipients will not be entitled to receive any dividends prior to the date of conversion. For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the 2017 performance units measurement period. The fair value of the performance units is determined using a Monte Carlo simulation with the following assumptions: a risk-free interest rate of 1.57%, volatility of 25.73%, and an expected term equal to the requisite service period for the awards. The Company estimated the compensation expense for the performance units on a straight line basis using a calculation that recognizes 50% of the grant date fair value over three years and 50% of the grant date fair value over four years.

For the three months ended March 31, 2017 and 2016, the Company recognized approximately $0.3 million and $0.5 million, respectively, of share-based compensation expense related to the performance unit awards. As of March 31, 2017, there was $5.9 million of total unrecognized compensation cost related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 3.1 years.

As of March 31, 2017, there were 3,610,370 common shares available for future grant under the 2015 Plan.

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating shares and are considered in the computation of earnings per share pursuant to the two-class method. If there were any undistributed earnings allocable to the participating shares, they would be deducted from net income attributable to common shareholders used in the basic and diluted earnings per share calculations.

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three months ended March 31, 2017 and 2016, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2017	2016
Numerator:
Net income attributable to common shareholders	$21,758	$25,298
Less: Dividends paid on unvested restricted shares	(282)	(413)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$21,476	$24,885

Denominator:
Weighted-average number of common shares - basic	123,734,173	123,739,823
Unvested restricted shares	107,227	402,001
Weighted-average number of common shares - diluted	123,841,400	124,141,824

Net income per share attributable to common shareholders - basic	$0.17	$0.20

Net income per share attributable to common shareholders - diluted	$0.17	$0.20

13.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2017	2016
Interest paid	$13,280	$13,890

Income taxes paid	$212	$271

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$—	$2,850
Transaction costs	(60)	(104)
Operating prorations	—	(99)
Proceeds from the sale of hotel properties, net	$(60)	$2,647

Supplemental non-cash transactions
Accrued capital expenditures	$—	$785

Redemption of Operating Partnership units	$—	$4,325

14.       Subsequent Events

On April 23, 2017, the Company and FelCor Lodging Trust Incorporated (“FelCor”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) under which FelCor will merge with and into an indirect subsidiary of the Company in a stock-for-stock merger transaction.  Under the terms of the Merger Agreement, each share of FelCor common stock will be converted into 0.362 common shares of the Company.  In addition, each share of FelCor’s Series A cumulative convertible preferred stock will be converted into a Series A cumulative convertible preferred share of the Company. A joint proxy statement/prospectus will be filed with the Securities and Exchange Commission and, following its effectiveness, will be mailed to the shareholders of both companies.  The transaction is expected to close by the end of 2017.  The transaction is subject to customary closing conditions, including the approval of certain aspects of the transaction by both the Company’s and FelCor’s shareholders.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017 (the "Annual Report"), which is accessible on the SEC’s website at www.sec.gov.

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

Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the sections entitled "Forward-Looking Statements," "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, as well as the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC.

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

As we look at factors that could impact our business, we find that the consumer is generally in good health, job creation remains positive and wages are increasing at a moderate pace. While geopolitical and global economic uncertainty still exists, we remain hopeful that positive employment trends and an improving consumer balance sheet will continue to drive economic expansion in the U.S.

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

As of March 31, 2017, we owned 122 hotels with approximately 20,100 rooms, located in 21 states and the District of Columbia, and an interest in a mortgage loan secured by a hotel.  We own, through wholly-owned subsidiaries, 100% of the interests in all hotel properties, with the exception of one hotel property in which we own a 98.3% controlling interest in a joint venture.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of March 31, 2017, we owned, through a combination of direct and indirect interests, 99.6% of the units of limited partnership interest in the Operating Partnership ("OP units").

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

•	Average Daily Rate ("ADR")

•	Occupancy

•	RevPAR
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

Critical Accounting Policies

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies since December 31, 2016.

Results of Operations

At March 31, 2017 and 2016, we owned 122 and 125 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three months ended March 31, 2017 and 2016.  The non-comparable hotel properties include four dispositions that were completed between January 1, 2016 and March 31, 2017.

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

	For the three months ended March 31,
	2017	2016	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$224,965	$239,512	$(14,547)	(6.1)%
Food and beverage revenue	26,691	26,555	136	0.5%
Other operating department revenue	8,576	9,104	(528)	(5.8)%
Total revenue	$260,232	$275,171	$(14,939)	(5.4)%
Expense
Operating expense
Room expense	$51,922	$55,028	$(3,106)	(5.6)%
Food and beverage expense	19,297	19,817	(520)	(2.6)%
Management and franchise fee expense	26,913	28,501	(1,588)	(5.6)%
Other operating expense	57,823	60,021	(2,198)	(3.7)%
Total property operating expense	155,955	163,367	(7,412)	(4.5)%
Depreciation and amortization	38,665	40,730	(2,065)	(5.1)%
Property tax, insurance and other	19,158	20,155	(997)	(4.9)%
General and administrative	9,123	9,649	(526)	(5.5)%
Transaction and pursuit costs	625	79	546	—%
Total operating expense	223,526	233,980	(10,454)	(4.5)%
Operating income	36,706	41,191	(4,485)	(10.9)%
Other income	140	302	(162)	(53.6)%
Interest income	485	397	88	22.2%
Interest expense	(14,328)	(14,892)	564	(3.8)%
Income before income tax expense	23,003	26,998	(3,995)	(14.8)%
Income tax expense	(1,166)	(1,476)	310	(21.0)
Income from operations	21,837	25,522	(3,685)	(14.4)%
Loss on sale of hotel properties	(60)	(172)	112	(65.1)%
Net income	21,777	25,350	(3,573)	(14.1)%
Net loss (income) attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	66	62	4	6.5%
Noncontrolling interest in the Operating Partnership	(85)	(114)	29	(25.4)%
Net income attributable to common shareholders	$21,758	$25,298	$(3,540)	(14.0)%

Revenue

Total revenue decreased $14.9 million, or 5.4%, to $260.2 million for the three months ended March 31, 2017 from $275.2 million for the three months ended March 31, 2016. The decrease was a result of a $14.5 million decrease in room revenue and a $0.5 million decrease in other operating department revenue, partially offset by a $0.1 million increase in food and beverage revenue.

Room Revenue

Room revenue decreased $14.5 million, or 6.1%, to $225.0 million for the three months ended March 31, 2017 from $239.5 million for the three months ended March 31, 2016.  The decrease was a result of a $10.6 million decrease in room revenue attributable to the non-comparable properties and a $3.9 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 0.6% decrease in RevPAR, led by RevPAR decreases in our Louisville and Northern California markets of 19.8% and 8.9%, respectively, which were partially offset by RevPAR increases in our Washington, D.C. and Southern California markets of 14.3% and 7.4%, respectively.

The following are the year-to-date key hotel operating statistics for the comparable properties owned at March 31, 2017 and 2016, respectively:

	For the three months ended March 31,
	2017	2016	% Change
Number of comparable properties (at end of period)	122	122	—
Occupancy	74.4%	75.0%	(0.8)%
ADR	$166.82	$166.60	0.1%
RevPAR	$124.12	$124.91	(0.6)%

Food and Beverage Revenue

Food and beverage revenue increased $0.1 million, or 0.5%, to $26.7 million for the three months ended March 31, 2017 from $26.6 million for the three months ended March 31, 2016. The increase was a result of a $0.2 million increase in food and beverage revenue attributable to the comparable properties, partially offset by a $0.1 million decrease in food and beverage revenue attributable to the non-comparable properties.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as parking fees, gift shop sales and other guest service fees, decreased $0.5 million, or 5.8%, to $8.6 million for the three months ended March 31, 2017 from $9.1 million for the three months ended March 31, 2016.  The decrease was due to a $0.3 million decrease in other operating department revenue attributable to the comparable properties and a $0.2 million decrease in other operating department revenue attributable to the non-comparable properties.

Property Operating Expense

Property operating expense decreased $7.4 million, or 4.5%, to $156.0 million for the three months ended March 31, 2017 from $163.4 million for the three months ended March 31, 2016. The decrease was due to a $7.7 million decrease in property operating expense attributable to the non-comparable properties, partially offset by a $0.3 million increase in property operating expense attributable to the comparable properties. The increase in property operating expense attributable to the comparable properties was a result of higher room expense and other operating department costs, partially offset by lower food and beverage expense and management and franchise fees.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, decreased as a result of lower revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.1 million, or 5.1%, to $38.7 million for the three months ended March 31, 2017 from $40.7 million for the three months ended March 31, 2016. The decrease was a result of a $1.4 million decrease in depreciation and amortization expense attributable to the non-comparable properties and a $0.7 million decrease in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $1.0 million, or 4.9%, to $19.2 million for the three months ended March 31, 2017 from $20.2 million for the three months ended March 31, 2016.  The decrease was attributable to a $1.5 million decrease in property tax, insurance and other expense attributable to the non-comparable properties, partially offset by a $0.5 million increase in property tax, insurance and other expense attributable to the comparable properties

General and Administrative

General and administrative expense decreased $0.5 million, or 5.5%, to $9.1 million for the three months ended March 31, 2017 from $9.6 million for the three months ended March 31, 2016.  The decrease in general and administrative expense was primarily attributable to a $0.2 million decrease in compensation expense and a net decrease in other general and administrative costs, including legal fees and other professional fees and costs of $0.3 million.

Interest Expense

The components of our interest expense for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	For the three months ended March 31,
	2017	2016	$ Change	% Change
Revolver and Term Loans	$9,517	$9,859	$(342)	(3.5)%
Mortgage loans	3,968	4,020	(52)	(1.3)%
Amortization of deferred financing costs	843	1,013	(170)	(16.8)%
Total interest expense	$14,328	$14,892	$(564)	(3.8)%

Interest expense decreased $0.6 million, or 3.8%, to $14.3 million for the three months ended March 31, 2017 from $14.9 million for the three months ended March 31, 2016.  The decrease in interest expense from the Revolver and Term Loans was attributable to lower interest rates as a result of debt refinancing transactions in 2016. The decrease in interest expense from the mortgage loans was due to decreases in the balances outstanding as a result of principal payments. The decrease in amortization of the deferred financing costs was attributable to the accelerated amortization of the deferred financing costs associated with the debt refinancing transactions in 2016, partially offset by the additional amortization of the costs capitalized in conjunction with the debt refinancing transactions in 2016.

Income Taxes

The effective tax rates were 5.1% and 5.5% for the three months ended March 31, 2017 and 2016, respectively. Our income tax expense decreased $0.3 million to $1.2 million for the three months ended March 31, 2017 from $1.5 million for the three months ended March 31, 2016. The decrease in income tax expense was primarily due to lower state taxes during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

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

Funds From Operations

We calculate funds from operations ("FFO") in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding gains or losses from sales of real estate, impairment, the cumulative effect of changes in accounting principles, plus depreciation and amortization, and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations. We believe that the presentation of FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. Additionally, FFO may not be helpful when comparing us to non-REITs. We present FFO attributable to common shareholders, which includes our OP units, because our OP units may be redeemed for common shares. We believe it is meaningful for the investor to understand FFO attributable to all common shares and OP units.

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

The following is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
Net income	$21,777	$25,350
Depreciation and amortization	38,665	40,730
Loss on sale of hotel properties	60	172
Noncontrolling interest in consolidated joint venture	66	62
Adjustments related to consolidated joint venture (1)	(33)	(39)
FFO	60,535	66,275
Transaction and pursuit costs	625	79
Amortization of share-based compensation	2,334	2,591
Non-cash income tax expense	938	1,131
Loan related costs (2)	—	341
Other expenses (3)	—	356
Adjusted FFO	$64,432	$70,773

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in the joint venture.

(2)	Represents debt modification costs.

(3)	Represents expenses outside of the normal course of operations, including property-level severance costs.

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

The following is a reconciliation of our GAAP net income to EBITDA attributable to common shareholders and unitholders and Adjusted EBITDA attributable to common shareholders and unitholders for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
Net income	$21,777	$25,350
Depreciation and amortization	38,665	40,730
Interest expense, net (1)	14,317	14,886
Income tax expense	1,166	1,476
Noncontrolling interest in consolidated joint venture	66	62
Adjustments related to consolidated joint venture (2)	(33)	(39)
EBITDA	75,958	82,465
Transaction and pursuit costs	625	79
Loss on sale of hotel properties	60	172
Amortization of share-based compensation	2,334	2,591
Loan related costs (3)	—	341
Other expenses (4)	—	356
Adjusted EBITDA	$78,977	$86,004

(1)	Excludes amounts attributable to investment in loans of $0.5 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

(2)	Includes depreciation and amortization expense allocated to the noncontrolling interest in the joint venture.

(3)	Represents debt modification costs.

(4)	Represents expenses outside of the normal course of operations, including property-level severance costs.

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

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolver, of which $400.0 million was available at March 31, 2017, or proceeds from public offerings of common shares.

Our long-term liquidity requirements consist primarily of the funds necessary to pay for the costs of acquiring additional hotel properties, the redevelopments, renovations, expansions and other capital expenditures that need to be made periodically to our hotel properties, and scheduled debt payments, at maturity or otherwise. We expect to meet our long-term liquidity requirements through various sources of capital, including our Revolver and future equity (including OP units) or debt offerings, existing working capital, net cash provided by operations, long-term mortgage loans and other secured and unsecured borrowings.

Sources and Uses of Cash

As of March 31, 2017, we had $451.0 million of cash and cash equivalents as compared to $456.7 million at December 31, 2016.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $49.9 million and $55.2 million for the three months ended March 31, 2017 and 2016, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2017 and 2016.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $12.9 million for the three months ended March 31, 2017 primarily due to $18.5 million in routine capital improvements and additions to our hotel properties. The net cash flow used in investing activities was partially offset by a net decrease in the restricted cash reserves of $5.7 million.

Net cash flow used in investing activities totaled $18.9 million for the three months ended March 31, 2016 primarily due to $22.3 million in routine capital improvements and additions to our hotel properties. The net cash flow used in investing activities was partially offset by $2.6 million of net proceeds from the sale of one hotel property and a net decrease in restricted cash reserves of $0.9 million.

Cash flows from Financing Activities

Net cash flow used in financing activities totaled $42.7 million for the three months ended March 31, 2017 as a result of $41.3 million in distributions to shareholders and unitholders, $0.9 million in mortgage loans principal payments, and $0.5 million paid to repurchase common shares.

Net cash flow used in financing activities totaled $44.4 million for the three months ended March 31, 2016 primarily due to $41.4 million in distributions to shareholders and unitholders and $11.3 million paid to repurchase common shares under a share repurchase program. The net cash flow used in financing activities was partially offset by $11.0 million in additional mortgage loan debt.

Capital Expenditures and Reserve Funds

We maintain each of our hotel properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. The cost of all such routine improvements and alterations are paid out of furniture, fixtures and equipment ("FF&E") reserves, which are funded by a portion of each hotel property’s gross revenues. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our hotel properties.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2017, approximately $61.4 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2017, we had approximately $1.6 billion of total variable rate debt outstanding (or 98.0% of total indebtedness) with a weighted-average interest rate of 3.31% per annum. After taking into consideration the effect of interest rate swaps, $142.0 million (or 8.9% of total indebtedness) was subject to variable rates. If market interest rates on our variable rate debt outstanding as of March 31, 2017 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.4 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2017, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt (1)(2)	$396	$626	$660	$691	$734	$29,389	$32,496
Weighted-average interest rate	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%
Variable rate debt (2)	$152,250	$143,250	$625,000	$—	$485,000	$150,000	$1,555,500
Weighted-average interest rate (3)	4.02%	4.04%	3.19%	—%	2.99%	3.43%	3.31%
Total	$152,646	$143,876	$625,660	$691	$485,734	$179,389	$1,587,996

(1)	Excludes $1.0 million related to a fair value adjustment on mortgage debt assumed in conjunction with an acquisition.

(2)	Excludes $5.3 million and $1.3 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.

(3)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of March 31, 2017, the estimated fair value of our fixed rate debt was $33.2 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $1.5 million.

Item 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.            Risk Factors.

For a discussion of our potential risks and uncertainties, please refer to the "Risk Factors" section in the Annual Report which is accessible on the SEC’s website at www.sec.gov. Other than the risks related to the Merger Agreement (as defined below) set forth below, there have been no material changes to the risk factors previously disclosed in the Annual Report.

On April 23, 2017, the Company, the Operating Partnership, Rangers Sub I, LLC, a Maryland limited liability company and a wholly owned subsidiary of the Operating Partnership (“REIT Merger Sub”) and Rangers Sub II, LP, a Delaware limited partnership and an indirect wholly owned subsidiary of the Operating Partnership (“Partnership Merger Sub”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with FelCor Lodging Trust Incorporated (“FelCor”) and FelCor Lodging Limited Partnership (“FelCor LP”) pursuant to which Partnership Merger Sub will merge with and into FelCor LP, with FelCor LP surviving as a wholly owned subsidiary of the Operating Partnership (the “Partnership Merger”), and, immediately thereafter, FelCor will merge with and into REIT Merger Sub, with REIT Merger Sub surviving as a wholly owned subsidiary of the Operating Partnership (the “REIT Merger” and, together with the Partnership Merger, the “mergers”), in an all-stock transaction.

Risks Related to the Mergers

The mergers are subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the mergers or adversely impact our ability to complete the transactions.

The completion of the mergers is subject to the satisfaction or waiver of a number of conditions.  In addition, under circumstances specified in the Merger Agreement, we or FelCor may terminate the Merger Agreement. While it is currently anticipated that the mergers will be completed promptly following the shareholder meetings to be called to approve the mergers, there can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.  Accordingly, we cannot provide any assurances with respect to the timing of the closing of the mergers, whether the mergers will be completed at all and when FelCor stockholders would receive the consideration for the mergers, if at all. The price of our Common Shares (as defined below) may decline to the extent that the current market price of our Common Shares reflects a market assumption that the mergers will be consummated and that we will realize certain anticipated benefits of the mergers.

Failure to consummate the mergers as currently contemplated or at all could adversely affect the price of our Common Shares and our future business and financial results.

Completion of the mergers is subject to the satisfaction or waiver of a number of conditions, including approval by our shareholders of the issuance of the Common Shares and the Series A Preferred Shares (as defined below) proposed to be issued in the REIT Merger and approval by FelCor’s stockholders of the mergers. The Company cannot guarantee when or if these conditions will be satisfied or that the mergers will be successfully completed. The consummation of the mergers may be delayed, the mergers may be consummated on terms different than those contemplated by the Merger Agreement, or the mergers may not be consummated at all. If the mergers are not completed, or are completed on different terms than as contemplated by the Merger Agreement, we could be adversely affected and subject to a variety of risks associated with the failure to complete the mergers, or to complete the mergers as contemplated by the Merger Agreement, including the following:

•	our shareholders may be prevented from realizing the anticipated benefits of the mergers;

•	the market price of our Common Shares could decline significantly;

•	reputational harm due to the adverse perception of any failure to successfully complete the mergers;

•	we are being required, under certain circumstances, to pay to the other party a termination fee of $95.0 million and/or $20.0 million in expense reimbursement;

•	incurrence of substantial costs relating to the proposed mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•
our management’s and employees’ attention may be diverted from our day-to-day business and operational matters and our relationships with our hotel properties may be disrupted as a result of efforts relating to attempting to consummate the mergers.

Any delay in the consummation of the mergers or any uncertainty about the consummation of the mergers on terms other than those contemplated by the Merger Agreement, or if the mergers are not completed, could materially adversely affect our business, financial results and share price.

If the mergers do not occur, we may incur payment obligations to FelCor.

 If the Merger Agreement is terminated under certain circumstances, including as a result of a material breach by us of any covenant or agreement under the Merger Agreement, we may be obligated to pay FelCor a termination fee of $95.0 million and/or reimburse FelCor’s transaction expenses in an amount equal to $20.0 million.

We expect to incur substantial expenses related to the mergers.

We have incurred substantial legal, accounting, financial advisory and other costs, and our management has devoted considerable time and effort in connection with the mergers. If the mergers are not completed, we will bear certain fees and expenses associated with the mergers without realizing the benefits of the mergers. If the mergers are completed, we expect to incur substantial expenses in connection with integrating the business, operations, network, systems, technologies, policies and procedures of the two companies. The fees and expenses may be significant and could have an adverse impact on our results of operations.

Although we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of the integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the mergers could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the mergers.

Following the mergers, we may be unable to integrate our business and FelCor’s business successfully and realize the anticipated synergies and other expected benefits of the mergers on the anticipated timeframe or at all.

The mergers involve the combination of two companies that currently operate as independent public companies. The combined company expects to benefit from the elimination of duplicative costs associated with supporting a public company platform and the resulting economies of scale. These savings are expected to be realized upon full integration, which is expected to occur in 2018. We will be required to devote significant management attention and resources to the integration of our and FelCor’s business practices and operations. The potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine our and FelCor’s business in a manner that permits us to achieve the cost savings anticipated to result from the mergers, which would result in the anticipated benefits of the mergers not being realized in the timeframe currently anticipated or at all;

•	the complexities associated with integrating personnel from the two companies;

•	the complexities of combining two companies with different histories, cultures, geographic footprints and hotel properties;

•	potential unknown liabilities and unforeseen increased expenses, delays or conditions associated with the mergers; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the mergers and integrating the companies’ operations.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, policies and procedures, any of which could adversely affect our ability to deliver exceptional service to our hotel guests, to maintain relationships with our guests, vendors and employees, to achieve the anticipated benefits of the mergers, or could otherwise materially and adversely affect our business and financial results.

Because the number of Common Shares exchanged per share of FelCor Common Stock (as defined below) is fixed and will not be adjusted in the event of any change in our or FelCor’s share price, the value of the common shares issued by us and received by FelCor stockholders may be higher or lower at the closing of the mergers than when the Merger Agreement was executed.

Upon the consummation of the REIT Merger, each share of common stock, par value $0.01 per share, of FelCor (the “FelCor Common Stock”) (other than shares, if any, held by us, any of our subsidiaries or any wholly owned subsidiaries of FelCor) will be converted into 0.362 common shares (the “Common Exchange Ratio”) of beneficial interest, par value $0.01 per share of the Company (the “Common Shares”) and each share of $1.95 Series A cumulative convertible preferred stock, par value $0.01 per share, of FelCor (the “FelCor Series A Preferred Stock”) will be converted into one Series A cumulative convertible preferred share, par value $0.01, of the Company (our “Series A Preferred Shares”) (the “Preferred Exchange Ratio” and, together with the Common Exchange Ratio, the “Exchange Ratios”). The Exchange Ratios are fixed in the Merger Agreement and will not be adjusted for changes in the market price of either our Common Shares or the FelCor Common Stock. Changes in the market price of shares of our Common Shares prior to the REIT Merger will affect the market value of the consideration that FelCor stockholders will receive on the closing date of the mergers. Stock price changes may result from a variety of factors (many of which are beyond our control), including the following factors:

•	market reaction to the announcement of the mergers;

•	changes in our or FelCor’s respective businesses, operations, assets, liabilities and prospects;

•	changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;

•	market assessments of the likelihood that the mergers will be completed;

•	interest rates, general market and economic conditions and other factor generally affecting the market prices of our Common Shares and the FelCor Common Stock;

•	the actual or perceived impact of U.S. monetary policy;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and FelCor operate; and

•	other factors beyond our control, including those described or referred to elsewhere in this “Risk Factors” section.
The market price of our Common Shares at the closing of the REIT Merger may vary from its price on the date the Merger Agreement was executed, on the date of the joint proxy statement/prospectus and on the dates of the our and FelCor’s special meetings. As a result, the market value of the consideration for the REIT Merger represented by the Common Exchange Ratio also will vary.

Therefore, while the number of our Common Shares to be issued per share of FelCor Common Stock is fixed, (1) our shareholders cannot be sure of the market value of the consideration that will be paid to FelCor stockholders upon completion of the mergers and (2) FelCor stockholders cannot be sure of the market value of the consideration they will receive upon completion of the mergers. Neither we nor FelCor has the right to terminate the Merger Agreement based on an increase or decrease in the market price of our common shares.

The REIT Merger and related transactions are subject to approval by shareholders of both us and FelCor.

The REIT Merger cannot be completed unless (i) FelCor’s stockholders approve the REIT Merger and the other transactions contemplated by the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of FelCor Common Stock and (ii) our shareholders approve the issuance of our Common Shares and our Series A Preferred Shares proposed to be issued in the REIT Merger by the affirmative vote of a majority of the votes cast. If shareholder approval is not obtained by FelCor’s stockholders or our shareholders, the REIT Merger and related transactions cannot be completed.

Our shareholders ownership percentage of us will be diluted by the REIT Merger.

The REIT Merger will dilute the ownership position of our shareholders and result in FelCor stockholders having an ownership stake in the combined company. Following the issuance of our Common Shares and our Series A Preferred Shares to FelCor stockholders pursuant to the Merger Agreement, we estimate that our continuing equity holders will own approximately 71% of our outstanding Common Shares, and former FelCor equity holders will own approximately 29% of our outstanding Common Shares immediately after the mergers. Consequently, our shareholders will have less influence over our management and policies after the effective time of the REIT Merger than they currently exercise over the management and policies of us.

If the mergers are not consummated by December 28, 2017 (unless extended under certain circumstances), we or FelCor may terminate the Merger Agreement.

Either we or FelCor may terminate the Merger Agreement under certain circumstances, including if the mergers have not been consummated by December 28, 2017. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the cause of, or resulted in, the failure to consummate the mergers.

Our future results will suffer if we do not effectively manage our expanded operations following the mergers.

Following the mergers, we expect to continue to expand our operations through additional acquisitions of properties, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, which may pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

The market price of our Common Shares may decline as a result of the mergers and the market price of our Common Shares after the consummation of the mergers may be affected by factors different from those affecting the price of our Common Shares or the FelCor Common Stock before the mergers.

The market price of our Common Shares may decline as a result of the mergers if we do not achieve the perceived benefits of the mergers or the effect of the mergers on our financial results is not consistent with the expectations of financial or industry analysts.

In addition, the consummation of the mergers will result in the combination of two companies that currently operate as independent public companies. We and FelCor have different histories, markets, hotel properties and customer bases. For example, FelCor operates in different geographic markets than us and owns hotel properties that operate under different hotel brands from ours. As a result, while we expect to benefit from certain synergies following the mergers, we may also encounter new risks and liabilities associated with these differences. Following the mergers, our shareholders and FelCor’s stockholders will own interests in a combined company operating an expanded business and may not wish to continue to invest in us, or for other reasons may wish to dispose of some or all of our Common Shares. If, following the effective time of the mergers, large amounts of our Common Shares are sold, the price of our Common Shares could decline.

Further, our results of operations, as well as the market price of our Common Shares after the mergers may be affected by factors in addition to those currently affecting our or FelCor’s results of operations and the market prices of our Common Shares and the FelCor Common Stock, particularly the increase in our leverage compared to that in place today, and other differences in assets and capitalization. Accordingly, our and FelCor’s historical market prices and financial results may not be indicative of these matters for us after the mergers.

Following the REIT Merger, we may not continue to pay dividends at or above the rate currently paid by us.

Following the REIT Merger, our shareholders may not receive dividends at the same rate that they did as our shareholders prior to the REIT Merger for various reasons, including the following:

•	we may not have enough cash to pay such dividends due to changes in our cash requirements, capital spending plans, cash flow or financial position;

•
decisions on whether, when and in what amounts to make any future dividends will remain at all times entirely at the discretion of our board of trustees, which reserves the right to change our dividend practices at any time and for any reason; and

•
the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

Our shareholders will have no contractual or other legal right to dividends that have not been declared by our board of trustees.

We will have a significant amount of indebtedness and may need to incur more in the future.

We will have substantial indebtedness following completion of the mergers. In addition, in connection with executing our business strategies following the mergers, we expect to continue to evaluate the possibility of acquiring additional properties and making strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for us, including:

•	hindering our ability to adjust to changing market, industry or economic conditions;

•	limiting our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or to fund acquisitions or emerging businesses;

•	limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses;

•	making us more vulnerable to economic or industry downturns, including interest rate increases; and

•	placing us at a competitive disadvantage compared to less leveraged competitors.
Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to execute our business strategy. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. If we are unable to obtain additional financing, our credit ratings could be further adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our obligations under our indebtedness.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2017 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

On February 17, 2017, the Company's board of trustees extended the duration of the share repurchase program to February 28, 2018 and increased the authorized amount that may be repurchased by $40.0 million to a total of $440.0 million.

During the three months ended March 31, 2017, certain of the Company's employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2015 Plan.

The following table summarizes all of the share repurchases during the three months ended March 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2017 through January 31, 2017	1,335	$24.15	—	8,683,441
February 1, 2017 through February 28, 2017	19,526	$23.26	—	8,855,126
March 1, 2017 through March 31, 2017	—	$—	—	8,572,636
Total	20,861		—

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

RLJ LODGING TRUST

Dated: May 9, 2017	/s/ ROSS H. BIERKAN
Ross H. Bierkan
President, Chief Executive Officer, Chief Investment Officer and Trustee

Dated: May 9, 2017	/s/ LESLIE D. HALE
Leslie D. Hale
Chief Operating Officer, Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

Dated: May 9, 2017	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated April 23, 2017, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., Rangers Sub I, LLC, Rangers Sub II, LP, FelCor Lodging Trust Incorporated and FelCor Lodging Limited Partnership (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on April 25, 2017)

3.1
Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant's Registration Statement on Form S-11 (File. No. 333-172011) filed on May 5, 2011)

3.2
Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 7, 2015)

3.3
Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2016)

3.4
Articles Supplementary to Articles of Amendment and Restatement of Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 2015)

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