Form 10-Q
period 2017-06-30
RLJ Lodging Trust
filed 2017-08-04
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
As of July 26, 2017, 124,638,717 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Investment in hotel properties, net	$3,323,705	$3,368,674
Cash and cash equivalents	479,879	456,672
Restricted cash reserves	60,697	67,206
Hotel and other receivables, net of allowance of $181 and $182, respectively	34,408	26,018
Deferred income tax asset	42,353	44,614
Prepaid expense and other assets	60,624	60,209
Total assets	$4,001,666	$4,023,393
Liabilities and Equity
Debt, net	$1,582,114	$1,582,715
Accounts payable and other liabilities	127,064	137,066
Deferred income tax liability	11,430	11,430
Advance deposits and deferred revenue	10,492	11,975
Accrued interest	3,918	3,444
Distributions payable	41,914	41,486
Total liabilities	1,776,932	1,788,116

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized; zero shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 124,639,939 and 124,364,178 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,246	1,244
Additional paid-in capital	2,191,661	2,187,333
Accumulated other comprehensive loss	(1,069)	(4,902)
Retained earnings	19,674	38,249
Total shareholders’ equity	2,211,512	2,221,924
Noncontrolling interest:
Noncontrolling interest in consolidated joint venture	5,936	5,973
Noncontrolling interest in the Operating Partnership	7,286	7,380
Total noncontrolling interest	13,222	13,353
Total equity	2,224,734	2,235,277
Total liabilities and equity	$4,001,666	$4,023,393

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenue
Operating revenue
Room revenue	$253,739	$277,039	$478,704	$516,552
Food and beverage revenue	29,121	30,047	55,812	56,601
Other operating department revenue	9,424	10,026	18,000	19,130
Total revenue	$292,284	$317,112	$552,516	$592,283
Expense
Operating expense
Room expense	$55,221	$59,085	$107,143	$114,113
Food and beverage expense	20,101	20,525	39,398	40,342
Management and franchise fee expense	29,626	32,762	56,539	61,263
Other operating expense	59,058	61,950	116,880	121,971
Total property operating expense	164,006	174,322	319,960	337,689
Depreciation and amortization	38,240	40,849	76,905	81,579
Property tax, insurance and other	18,152	19,302	37,310	39,457
General and administrative	10,129	6,658	19,252	16,307
Transaction and pursuit costs	3,691	80	4,316	159
Total operating expense	234,218	241,211	457,743	475,191
Operating income	58,066	75,901	94,773	117,092
Other income (expense)	73	(326)	214	(24)
Interest income	664	414	1,149	810
Interest expense	(14,548)	(14,789)	(28,877)	(29,681)
Income before income tax expense	44,255	61,200	67,259	88,197
Income tax expense	(1,821)	(2,482)	(2,987)	(3,958)
Income from operations	42,434	58,718	64,272	84,239
Gain (loss) on sale of hotel properties	30	22	(30)	(150)
Net income	42,464	58,740	64,242	84,089
Net (income) loss attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	(29)	(37)	37	25
Noncontrolling interest in the Operating Partnership	(189)	(256)	(275)	(370)
Net income attributable to common shareholders	$42,246	$58,447	$64,004	$83,744

Basic per common share data:
Net income per share attributable to common shareholders	$0.34	$0.47	$0.51	$0.67
Weighted-average number of common shares	123,785,735	123,544,034	123,760,096	123,641,928

Diluted per common share data:
Net income per share attributable to common shareholders	$0.34	$0.47	$0.51	$0.67
Weighted-average number of common shares	123,871,762	123,942,846	123,856,388	124,051,956

Dividends declared per common share	$0.33	$0.33	$0.66	$0.66

Amounts attributable to the Company’s common shareholders:
Income from operations	$42,216	$58,425	$64,034	$83,894
Gain (loss) on sale of hotel properties	30	22	(30)	(150)
Net income attributable to common shareholders	$42,246	$58,447	$64,004	$83,744

Comprehensive income:
Net income	$42,464	$58,740	$64,242	$84,089
Unrealized (loss) gain on interest rate derivatives	(1,715)	(5,366)	3,833	(25,614)
Comprehensive income	40,749	53,374	68,075	58,475
Comprehensive (income) loss attributable to the noncontrolling interest in consolidated joint venture	(29)	(37)	37	25
Comprehensive income attributable to the noncontrolling interest in the Operating Partnership	(189)	(256)	(275)	(370)
Comprehensive income attributable to the Company	$40,531	$53,081	$67,837	$58,130

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interest
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interest	Total Equity
Balance at December 31, 2016	124,364,178	$1,244	$2,187,333	$38,249	$(4,902)	$7,380	$5,973	$13,353	$2,235,277
Net income (loss)	—	—	—	64,004	—	275	(37)	238	64,242
Unrealized gain on interest rate derivatives	—	—	—	—	3,833	—	—	—	3,833
Issuance of restricted stock	333,836	3	(3)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	5,469	—	—	—	—	—	5,469
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(53,284)	(1)	(1,138)	—	—	—	—	—	(1,139)
Forfeiture of restricted stock	(4,791)	—	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(82,579)	—	(369)	—	(369)	(82,948)
Balance at June 30, 2017	124,639,939	$1,246	$2,191,661	$19,674	$(1,069)	$7,286	$5,936	$13,222	$2,224,734

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$64,242	$84,089
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on sale of hotel properties	30	150
Depreciation and amortization	76,905	81,579
Amortization of deferred financing costs	1,704	2,222
Amortization of deferred management fees	375	376
Accretion of interest income on investment in loan	(460)	(270)
Share grants to trustees	—	57
Amortization of share-based compensation	5,469	2,014
Deferred income taxes	2,261	3,028
Changes in assets and liabilities:
Hotel and other receivables, net	(8,390)	(8,531)
Prepaid expense and other assets	(1,466)	(732)
Accounts payable and other liabilities	1,852	1,669
Advance deposits and deferred revenue	(1,483)	234
Accrued interest	474	(1,698)
Net cash flow provided by operating activities	141,513	164,187
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	(30)	2,634
Improvements and additions to hotel properties	(39,186)	(41,346)
Additions to property and equipment	(64)	(157)
Decrease (increase) in restricted cash reserves, net	6,509	(5,815)
Net cash flow used in investing activities	(32,771)	(44,684)
Cash flows from financing activities
Borrowings under Revolver	—	51,000
Repayments under Revolver	—	(51,000)
Proceeds from mortgage loans	—	11,000
Payments of mortgage loans principal	(1,801)	(1,872)
Repurchase of common shares under a share repurchase program	—	(13,271)
Repurchase of common shares to satisfy employee withholding requirements	(1,139)	(1,117)
Distributions on common shares	(82,161)	(82,316)
Distributions on Operating Partnership units	(360)	(475)
Payments of deferred financing costs	(74)	(5,331)
Distribution to joint venture partner	—	(259)
Net cash flow used in financing activities	(85,535)	(93,641)
Net change in cash and cash equivalents	23,207	25,862
Cash and cash equivalents, beginning of period	456,672	134,192
Cash and cash equivalents, end of period	$479,879	$160,054

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2017, there were 125,198,689 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.6% of the outstanding OP units.

As of June 30, 2017, the Company owned 122 hotel properties with approximately 20,100 rooms, located in 21 states and the District of Columbia, and an interest in one mortgage loan secured by a hotel.  The Company, through wholly-owned subsidiaries, owned a 100% interest in all of its hotel properties, with the exception of the DoubleTree Metropolitan Hotel New York City, in which the Company, through wholly-owned subsidiaries, owned a 98.3% controlling interest in a joint venture, DBT Met Hotel Venture, LP, which was formed to engage in the hotel operations related to this hotel. An independent operator manages the operations of each hotel property.

On April 23, 2017, the Company and FelCor Lodging Trust Incorporated ("FelCor") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") under which FelCor will merge with and into an indirect subsidiary of the Company in a stock-for-stock merger transaction. Under the terms of the Merger Agreement, each share of FelCor common stock will be converted into 0.362 common shares of the Company. In addition, each FelCor Lodging Limited Partnership ("FelCor LP") common unit will be converted into 0.362 OP units unless the respective limited partner of FelCor LP elects to redeem his or her units and receive 0.362 common shares of the Company for each unit. Lastly, each share of FelCor's Series A cumulative convertible preferred stock will be converted into a Series A cumulative convertible preferred share of the Company. A joint proxy statement/prospectus was filed with the Securities and Exchange Commission (the "SEC") that became effective on July 18, 2017. The transaction is expected to close on August 31, 2017. The transaction is subject to customary closing conditions, including the approval of certain aspects of the transaction by both the Company's and FelCor's shareholders.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This new guidance is intended to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This new guidance provides additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. Both of these ASUs will be effective for the annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period, and the guidance requires application using a retrospective transition method. The Company expects to adopt the new guidance on January 1, 2018. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and classifications within the consolidated statement of cash flows, but they are not expected to have a material impact on the Company's consolidated financial statements.

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

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Land and improvements	$676,897	$675,889
Buildings and improvements	3,065,406	3,050,043
Furniture, fixtures and equipment	606,479	595,816
Intangible assets	2,309	2,309
	4,351,091	4,324,057
Accumulated depreciation and amortization	(1,027,386)	(955,383)
Investment in hotel properties, net	$3,323,705	$3,368,674

For the three and six months ended June 30, 2017, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $38.2 million and $76.8 million, respectively. For the three and six months ended June 30, 2016, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $40.8 million and $81.4 million, respectively.

Impairment

The Company determined that there was no impairment of any assets for either the three and six months ended June 30, 2017 or 2016.

4.            Sale of Hotel Properties

During the six months ended June 30, 2017, the Company did not sell any hotel properties.

During the six months ended June 30, 2016, the Company sold one hotel property for a sale price of approximately $2.9 million. In conjunction with this transaction, the Company recorded a $0.2 million loss on sale which is included in the accompanying consolidated statement of operations.

The following table discloses the hotel property that was sold during the six months ended June 30, 2016:

Property Name	Location	Sale Date	Rooms
Holiday Inn Express Merrillville	Merrillville, IN	February 22, 2016	62
		Total	62

5.              Debt

Debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Revolver and Term Loans, net	$1,170,120	$1,169,308
Mortgage loans, net	411,994	413,407
Debt, net	$1,582,114	$1,582,715

Revolver and Term Loans

The Company has the following unsecured credit agreements in place:

•	$400.0 million revolving credit facility with a scheduled maturity date of April 22, 2020 with a one-year extension option if certain conditions are satisfied (the "Revolver");

•	$400.0 million term loan with a scheduled maturity date of March 20, 2019 (the "$400 Million Term Loan Maturing 2019");

•	$225.0 million term loan with a scheduled maturity date of November 20, 2019 (the "$225 Million Term Loan Maturing 2019");

•	$400.0 million term loan with a scheduled maturity date of April 22, 2021 (the "$400 Million Term Loan Maturing 2021"); and

•	$150.0 million term loan with a scheduled maturity date of January 22, 2022 (the "$150 Million Term Loan Maturing 2022").

The $400 Million Term Loan Maturing 2019, the $225 Million Term Loan Maturing 2019, the $400 Million Term Loan Maturing 2021, and the $150 Million Term Loan Maturing 2022 are collectively the "Term Loans". The Revolver and Term Loans are subject to customary financial covenants. As of June 30, 2017 and December 31, 2016, the Company was in compliance with all financial covenants.

As of June 30, 2017 and December 31, 2016, the details of the unsecured credit agreements were as follows (in thousands):

			Outstanding Borrowings at
	Interest Rate at June 30, 2017 (1)	Maturity Date	June 30, 2017	December 31, 2016
Revolver (2)	2.72%	April 2020	$—	$—
$400 Million Term Loan Maturing 2019	2.72%	March 2019	400,000	400,000
$225 Million Term Loan Maturing 2019	4.04%	November 2019	225,000	225,000
$400 Million Term Loan Maturing 2021	3.00%	April 2021	400,000	400,000
$150 Million Term Loan Maturing 2022	3.43%	January 2022	150,000	150,000
			1,175,000	1,175,000
Deferred financing costs, net (3)			(4,880)	(5,692)
Total Revolver and Term Loans, net			$1,170,120	$1,169,308

(1)	Interest rate at June 30, 2017 gives effect to interest rate hedges.

(2)	At June 30, 2017 and December 31, 2016, there was $400.0 million of borrowing capacity on the Revolver.

(3)
Excludes $2.0 million and $2.3 million as of June 30, 2017 and December 31, 2016, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

Mortgage Loans

As of June 30, 2017 and December 31, 2016, the Company had the following mortgage loans (in thousands):

						Principal balance at
Lender	Number of Assets Encumbered	Interest Rate at June 30, 2017 (1)		Maturity Date		June 30, 2017	December 31, 2016
Wells Fargo	4	4.03%	(2)	October 2017	(3)	$150,000	$150,000
Wells Fargo (4)	4	4.04%		March 2018	(3)	144,750	146,250
PNC Bank (5)	5	3.32%	(2)	March 2021	(6)	85,000	85,000
Wells Fargo (7)	1	5.25%		June 2022		33,271	33,666
	14					413,021	414,916
Deferred financing costs, net						(1,027)	(1,509)
Total mortgage loans, net						$411,994	$413,407

(1)	Interest rate at June 30, 2017 gives effect to interest rate hedges.

(2)	Requires payments of interest only through maturity.

(3)	Maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

(4)	Two of the four hotels encumbered by the Wells Fargo loan are cross-collateralized.

(5)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(6)	Maturity date may be extended for two one-year terms at the Company’s option, subject to certain lender requirements.

(7)	Includes $0.9 million and $1.0 million at June 30, 2017 and December 31, 2016, respectively, related to a fair value adjustment on mortgage debt assumed in conjunction with an acquisition.

Certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with all financial covenants at June 30, 2017 and December 31, 2016.

Interest Expense

For the three and six months ended June 30, 2017 and 2016, the components of interest expense were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revolver and Term Loans	$9,629	$9,617	$19,147	$19,476
Mortgage loans	4,058	3,963	8,026	7,983
Amortization of deferred financing costs	861	1,209	1,704	2,222
Total interest expense	$14,548	$14,789	$28,877	$29,681

6.              Derivatives and Hedging

As of June 30, 2017 and December 31, 2016, the Company had entered into the following interest rate swaps (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Swap-cash flow	1.12%	November 2017	$275,000	$275,000	$134	$(558)
Swap-cash flow	1.56%	March 2018	175,000	175,000	(380)	(1,251)
Swap-cash flow	1.64%	March 2018	175,000	175,000	(477)	(1,413)
Swap-cash flow	1.83%	September 2018	15,923	16,088	(92)	(193)
Swap-cash flow	1.75%	September 2018	15,923	16,088	(77)	(172)
Swap-cash flow	1.83%	September 2018	39,083	39,488	(226)	(474)
Swap-cash flow	1.75%	September 2018	40,047	40,462	(194)	(433)
Swap-cash flow	1.83%	September 2018	17,370	17,550	(101)	(211)
Swap-cash flow	1.75%	September 2018	16,405	16,575	(79)	(177)
Swap-cash flow	2.02%	March 2019	125,000	125,000	(1,240)	(2,090)
Swap-cash flow	1.94%	March 2019	100,000	100,000	(862)	(1,505)
Swap-cash flow	1.27%	March 2019	125,000	125,000	430	54
Swap-cash flow (1)	1.96%	March 2019	100,000	100,000	(547)	(516)
Swap-cash flow (1)	1.85%	March 2019	50,000	50,000	(199)	(184)
Swap-cash flow (1)	1.81%	March 2019	50,000	50,000	(174)	(159)
Swap-cash flow (1)	1.74%	March 2019	25,000	25,000	(65)	(57)
Swap-cash flow (2)	1.80%	September 2020	33,000	33,000	15	111
Swap-cash flow (2)	1.80%	September 2020	82,000	82,000	38	277
Swap-cash flow (2)	1.80%	September 2020	35,000	35,000	16	118
Swap-cash flow	1.81%	October 2020	143,000	143,000	(714)	(1,113)
Swap-cash flow (3)	1.15%	April 2021	100,000	100,000	2,074	2,513
Swap-cash flow (3)	1.20%	April 2021	100,000	100,000	1,921	2,360
Swap-cash flow (3)	2.15%	April 2021	75,000	75,000	(746)	(410)
Swap-cash flow (3)	1.91%	April 2021	75,000	—	(188)	—
Swap-cash flow	1.61%	June 2021	50,000	50,000	248	224
Swap-cash flow	1.56%	June 2021	50,000	50,000	363	352
Swap-cash flow	1.71%	June 2021	50,000	50,000	53	5
			$2,137,751	$2,064,251	$(1,069)	$(4,902)

(1)	Effective between the maturity of the existing swap in November 2017 and the maturity of the debt in March 2019.

(2)	Effective between the maturity of the existing swaps in September 2018 and September 2020.

(3)	Effective between the maturity of the existing swaps in March 2018 and the maturity of the debt in April 2021.

 As of June 30, 2017 and December 31, 2016, the aggregate fair value of the interest rate swap assets of $5.3 million and $6.0 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of June 30, 2017 and December 31, 2016, the aggregate fair value of the interest rate swap liabilities of $6.4 million and $10.9 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of June 30, 2017 and December 31, 2016, there was approximately $1.1 million and $4.9 million, respectively, of unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the three and six month periods ended June 30, 2017 and 2016. For the three and six months ended June 30, 2017, approximately $2.0 million and $4.9 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense. For the three and six months ended June 30, 2016, approximately $4.1 million and $8.3 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense. Approximately $4.6 million of the net unrealized losses included in accumulated other comprehensive loss at June 30, 2017 is expected to be reclassified into interest expense within the next 12 months.

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

•
Debt — The carrying amounts, excluding deferred financing costs, reported in the consolidated balance sheets for these financial instruments approximate fair value because the interest rates are at, or approximate, market interest rates.  The Company determined that its debt is classified in Level 3 of the fair value hierarchy.

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 (in thousands):

	Fair Value at June 30, 2017
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$5,292	$—	$5,292
Interest rate swap liability	—	(6,361)	—	(6,361)
Total	$—	$(1,069)	$—	$(1,069)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$6,014	$—	$6,014
Interest rate swap liability	—	(10,916)	—	(10,916)
Total	$—	$(4,902)	$—	$(4,902)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of June 30, 2017 and December 31, 2016.

9.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of June 30, 2017 and December 31, 2016, approximately $60.7 million and $67.2 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Other than the legal proceedings mentioned below, neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

The Company and several affiliated entities have been named as defendants in two putative shareholder class action lawsuits filed in connection with the Company's proposed merger with FelCor. The first case, Assad v. FelCor Lodging Trust, Inc. et al., Case No. 1:17-cv-01744 (D. Md.) (the “Assad Lawsuit”), names as defendants the Company and certain affiliated entities, as well as FelCor, its directors and FelCor LP. The Assad Lawsuit was filed on June 26, 2017 in the United States District Court for the District of Maryland. The second case, Bagheri v. FelCor Lodging Trust, Inc., et al., Case No. 3:17-cv-01892 (N.D. Tex.) (the “Bagheri Lawsuit”), names as defendants the Company and certain affiliated entities, as well as

FelCor, its directors and FelCor LP. The Bagheri Lawsuit was filed on July 17, 2017 in the United States District Court for the Northern District of Texas. Both the Assad Lawsuit and the Bagheri Lawsuit allege violations of the Securities and Exchange Act of 1934 (the “Exchange Act”) arising in connection with the filing of the Company's Registration Statement on Form S-4 (the "Registration Statement") that was filed in connection with the Company's proposed merger with FelCor. The plaintiffs in the Assad Lawsuit and the Bagheri Lawsuit seek, among other things, damages, an order enjoining consummation of the proposed merger with FelCor, changes to the Registration Statement, an award of attorney's fees and declaratory relief stating that the defendants violated the Exchange Act.

The Company has not yet been served with process or the complaint in either the Assad Lawsuit or the Bagheri Lawsuit. The Company disputes the allegations raised in both actions and will vigorously defend the Company and related defendants. Because these matters are in the early stages, the timing and resolution of them is uncertain.

Management Agreements

As of June 30, 2017, 122 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years. This number includes four and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively. Each management company receives a base management fee generally between 3.0% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally equal to 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2017, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $11.1 million and $21.6 million, respectively. For the three and six months ended June 30, 2016, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $12.6 million and $23.7 million, respectively.

Franchise Agreements

As of June 30, 2017, 108 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes four and ten hotels that receive the benefits of a franchise agreement pursuant to management agreements with Marriott and Hyatt, respectively. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee generally between 1.5% and 3.0% of food and beverage revenues.  Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2017, the Company incurred franchise fee expense of approximately $18.5 million and $35.0 million, respectively. For the three and six months ended June 30, 2016, the Company incurred franchise fee expense of approximately $20.2 million and $37.6 million, respectively.

10.       Equity

In 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $400.0 million of the Company's common shares through December 31, 2016. On February 17, 2017, the Company's board of trustees extended the duration of the share repurchase program to February 28, 2018 and increased the authorized amount that may be repurchased by $40.0 million to a total of $440.0 million. During the six months ended June 30, 2017, the Company did not repurchase and retire any of its common shares. As of June 30, 2017, the share repurchase program had a remaining capacity of $201.5 million. During the six months ended June 30, 2016, the Company repurchased and retired 610,607 of its common shares for approximately $13.3 million.

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

A summary of the unvested restricted shares as of June 30, 2017 is as follows:

	2017
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	649,447	$23.00
Granted	333,836	23.49
Vested	(150,949)	23.62
Forfeited	(4,791)	23.25
Unvested at June 30,	827,543	$23.09

For the three and six months ended June 30, 2017, the Company recognized approximately $2.7 million and $4.7 million, respectively, of share-based compensation expense related to restricted share awards. For the three and six months ended June 30, 2016, the Company recognized approximately $1.3 million and $3.4 million, respectively, of share-based compensation expense related to restricted share awards, which includes a benefit of $0.5 million as a result of the forfeiture of unvested restricted shares upon the resignation of the Company's President and Chief Executive Officer in May 2016. As of June 30, 2017, there was $16.6 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.6 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the six months ended June 30, 2017 and 2016 was approximately $3.2 million and $3.1 million, respectively.

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

For the three and six months ended June 30, 2017, the Company recognized approximately $0.4 million and $0.8 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and six months ended June 30, 2016, the Company recognized a net benefit of $1.9 million and $1.4 million, respectively, related to the performance unit awards, which includes a benefit of $2.3 million as a result of the forfeiture of unvested restricted shares related to the conversion of the performance units upon the resignation of the Company's President and Chief Executive Officer in May 2016. As of June 30, 2017, there was $5.3 million of total unrecognized compensation cost related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.9 years.

As of June 30, 2017, there were 3,545,497 common shares available for future grant under the 2015 Plan.

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

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common shares of beneficial interest under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and six months ended June 30, 2017 and 2016, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to common shareholders	$42,246	$58,447	$64,004	$83,744
Less: Dividends paid on unvested restricted shares	(273)	(274)	(555)	(687)
Less: Undistributed earnings attributable to unvested restricted shares	(7)	(117)	—	(10)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$41,966	$58,056	$63,449	$83,047

Denominator:
Weighted-average number of common shares - basic	123,785,735	123,544,034	123,760,096	123,641,928
Unvested restricted shares	86,027	373,039	96,292	387,755
Unvested performance units	—	25,773	—	22,273
Weighted-average number of common shares - diluted	123,871,762	123,942,846	123,856,388	124,051,956

Net income per share attributable to common shareholders - basic	$0.34	$0.47	$0.51	$0.67

Net income per share attributable to common shareholders - diluted	$0.34	$0.47	$0.51	$0.67

13.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2017	2016
Interest paid	$26,793	$29,157

Income taxes paid	$1,107	$1,400

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$—	$2,850
Transaction costs	(30)	(117)
Operating prorations	—	(99)
Proceeds from the sale of hotel properties, net	$(30)	$2,634

Supplemental non-cash transactions
Accrued capital expenditures	$—	$2,500

Redemption of Operating Partnership units	$—	$4,325

14.       Subsequent Events

In connection with the proposed merger with FelCor, the Company filed with the SEC a registration statement on Form S-4 (File No. 333-218439) that includes a joint proxy statement of the Company and FelCor that also constitutes a prospectus of the Company. The registration statement was declared effective by the SEC on July 18, 2017 and the joint proxy/prospectus has been mailed or otherwise disseminated to the Company's shareholders.

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

We continue to follow a prudent and disciplined capital allocation strategy. We will continue to look for and weigh all possible investment decisions against the highest and best returns for our shareholders over the long term. We believe that our cash on hand and expected access to capital (including availability under our revolving credit facility ("Revolver")) along with our senior management team's experience, extensive industry relationships and asset management expertise, will enable us to pursue investment opportunities that generate additional internal and external growth.

As of June 30, 2017, we owned 122 hotels with approximately 20,100 rooms, located in 21 states and the District of Columbia, and an interest in a mortgage loan secured by a hotel.  We own, through wholly-owned subsidiaries, 100% of the interests in all hotel properties, with the exception of one hotel property in which we own a 98.3% controlling interest in a joint venture.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of June 30, 2017, we owned, through a combination of direct and indirect interests, 99.6% of the units of limited partnership interest in the Operating Partnership ("OP units").

Recent Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our portfolio's quality, recycling capital and maintaining a prudent capital structure. During the six months ended June 30, 2017, the following significant activities took place:

•
In April 2017, we entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with FelCor Lodging Trust Incorporated ("FelCor") under which FelCor will merge with and into an indirect subsidiary of the Company in a stock-for-stock merger transaction. Under the terms of the Merger Agreement, each share of FelCor common stock will be converted into 0.362 common shares of the Company. In addition, each FelCor

Lodging Limited Partnership ("FelCor LP") common unit will be converted into 0.362 OP units unless the respective limited partner of FelCor LP elects to redeem his or her units and receive 0.362 common shares of the Company for each unit. Lastly, each share of FelCor's Series A cumulative convertible preferred stock will be converted into a Series A cumulative convertible preferred share of the Company. The transaction is expected to close on August 31, 2017. The transaction is subject to customary closing conditions, including the approval of certain aspects of the transaction by both the Company's and FelCor's shareholders.

•	We declared a cash dividend of $0.33 per share for both the first and second quarters of 2017.

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

Results of Operations

At June 30, 2017 and 2016, we owned 122 and 125 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2017 and 2016.  The non-comparable hotel properties include four dispositions that were completed between January 1, 2016 and June 30, 2017.

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016

	For the three months ended June 30,
	2017	2016	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$253,739	$277,039	$(23,300)	(8.4)%
Food and beverage revenue	29,121	30,047	(926)	(3.1)%
Other operating department revenue	9,424	10,026	(602)	(6.0)%
Total revenue	$292,284	$317,112	$(24,828)	(7.8)%
Expense
Operating expense
Room expense	$55,221	$59,085	$(3,864)	(6.5)%
Food and beverage expense	20,101	20,525	(424)	(2.1)%
Management and franchise fee expense	29,626	32,762	(3,136)	(9.6)%
Other operating expense	59,058	61,950	(2,892)	(4.7)%
Total property operating expense	164,006	174,322	(10,316)	(5.9)%
Depreciation and amortization	38,240	40,849	(2,609)	(6.4)%
Property tax, insurance and other	18,152	19,302	(1,150)	(6.0)%
General and administrative	10,129	6,658	3,471	52.1%
Transaction and pursuit costs	3,691	80	3,611	—%
Total operating expense	234,218	241,211	(6,993)	(2.9)%
Operating income	58,066	75,901	(17,835)	(23.5)%
Other income (expense)	73	(326)	399	—%
Interest income	664	414	250	60.4%
Interest expense	(14,548)	(14,789)	241	(1.6)%
Income before income tax expense	44,255	61,200	(16,945)	(27.7)%
Income tax expense	(1,821)	(2,482)	661	(26.6)%
Income from operations	42,434	58,718	(16,284)	(27.7)%
Gain on sale of hotel properties	30	22	8	36.4%
Net income	42,464	58,740	(16,276)	(27.7)%
Net income attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	(29)	(37)	8	(21.6)%
Noncontrolling interest in the Operating Partnership	(189)	(256)	67	(26.2)%
Net income attributable to common shareholders	$42,246	$58,447	$(16,201)	(27.7)%

Revenue

Total revenue decreased $24.8 million, or 7.8%, to $292.3 million for the three months ended June 30, 2017 from $317.1 million for the three months ended June 30, 2016. The decrease was the result of a $23.3 million decrease in room revenue, a $0.9 million decrease in food and beverage revenue and a $0.6 million decrease in other operating department revenue.

Room Revenue

Room revenue decreased $23.3 million, or 8.4%, to $253.7 million for the three months ended June 30, 2017 from $277.0 million for the three months ended June 30, 2016.  The decrease was a result of a $14.5 million decrease in room revenue attributable to the non-comparable properties and an $8.8 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 3.4% decrease in RevPAR, led by RevPAR decreases in our Houston and Austin markets of 14.2% and 8.7%, respectively, which were partially offset by RevPAR increases in our Southern California and South Florida markets of 5.1% and 3.0%, respectively.

The following are the quarter-to-date key hotel operating statistics for the comparable properties owned at June 30, 2017 and 2016, respectively:

	For the three months ended June 30,
	2017	2016	% Change
Number of comparable properties (at end of period)	122	122	—
Occupancy	80.8%	82.6%	(2.1)%
ADR	$171.28	$173.42	(1.2)%
RevPAR	$138.47	$143.28	(3.4)%

Food and Beverage Revenue

Food and beverage revenue decreased $0.9 million, or 3.1%, to $29.1 million for the three months ended June 30, 2017 from $30.0 million for the three months ended June 30, 2016. The decrease was a result of a $0.8 million decrease in food and beverage revenue attributable to the comparable properties and a $0.1 million decrease in food and beverage revenue attributable to the non-comparable properties.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as parking fees, gift shop sales and other guest service fees, decreased $0.6 million, or 6.0%, to $9.4 million for the three months ended June 30, 2017 from $10.0 million for the three months ended June 30, 2016.  The decrease was due to a $0.3 million decrease in other operating department revenue attributable to the comparable properties and a $0.3 million decrease in other operating department revenue attributable to the non-comparable properties.

Property Operating Expense

Property operating expense decreased $10.3 million, or 5.9%, to $164.0 million for the three months ended June 30, 2017 from $174.3 million for the three months ended June 30, 2016. The decrease was due to an $8.1 million decrease in property operating expense attributable to the non-comparable properties and a $2.2 million decrease in property operating expense attributable to the comparable properties. The decrease in property operating expense attributable to the comparable properties was due to lower room expense, food and beverage expense, other operating department costs, and management and franchise fees.  Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, decreased as a result of lower revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.6 million, or 6.4%, to $38.2 million for the three months ended June 30, 2017 from $40.8 million for the three months ended June 30, 2016. The decrease was a result of a $1.4 million decrease in depreciation and amortization expense attributable to the non-comparable properties and a $1.2 million decrease in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $1.2 million, or 6.0%, to $18.2 million for the three months ended June 30, 2017 from $19.3 million for the three months ended June 30, 2016.  The decrease was attributable to a $1.5 million decrease in property tax, insurance and other expense attributable to the non-comparable properties, partially offset by a $0.4 million increase in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense increased $3.5 million, or 52.1%, to $10.1 million for the three months ended June 30, 2017 from $6.7 million for the three months ended June 30, 2016.  The increase in general and administrative expense was primarily attributable to a $3.8 million increase in compensation expense, partially offset by a net decrease of $0.3 million in other general and administrative costs, including legal fees and other professional fees and costs. The increase in compensation expense for the three months ended June 30, 2017 was primarily due to the benefit realized from the forfeiture of restricted shares and performance units upon the resignation of the Company's President and Chief Executive Officer during the three months ended June 30, 2016.

Transaction and Pursuit Costs

Transaction and pursuit costs increased $3.6 million to $3.7 million for the three months ended June 30, 2017 from $0.1 million for the three months ended June 30, 2016. The increase in transaction and pursuit costs was primarily attributable to legal, accounting, financial advisory and other transaction costs related to the proposed merger with FelCor.

Interest Expense

The components of our interest expense for the six months ended June 30, 2017 and 2016 were as follows (in thousands):

	For the three months ended June 30,
	2017	2016	$ Change	% Change
Revolver and Term Loans	$9,629	$9,617	$12	0.1%
Mortgage loans	4,058	3,963	95	2.4%
Amortization of deferred financing costs	861	1,209	(348)	(28.8)%
Total interest expense	$14,548	$14,789	$(241)	(1.6)%

Interest expense decreased $0.2 million, or 1.6%, to $14.5 million for the three months ended June 30, 2017 from $14.8 million for the three months ended June 30, 2016.  The decrease in amortization of the deferred financing costs was attributable to the accelerated amortization of the deferred financing costs associated with the debt refinancing transactions in 2016, partially offset by the additional amortization of the costs capitalized in conjunction with the debt refinancing transactions in 2016.

Income Taxes

The effective tax rates were 4.1% for each of the three months ended June 30, 2017 and 2016. Income tax expense decreased $0.7 million to $1.8 million for the three months ended June 30, 2017 from $2.5 million for the three months ended June 30, 2016. The decrease in income tax expense was primarily due to lower pretax income during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

	For the six months ended June 30,
	2017	2016	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$478,704	$516,552	$(37,848)	(7.3)%
Food and beverage revenue	55,812	56,601	(789)	(1.4)%
Other operating department revenue	18,000	19,130	(1,130)	(5.9)%
Total revenue	$552,516	$592,283	$(39,767)	(6.7)%
Expense
Operating expense
Room expense	$107,143	$114,113	$(6,970)	(6.1)%
Food and beverage expense	39,398	40,342	(944)	(2.3)%
Management and franchise fee expense	56,539	61,263	(4,724)	(7.7)%
Other operating expense	116,880	121,971	(5,091)	(4.2)%
Total property operating expense	319,960	337,689	(17,729)	(5.3)%
Depreciation and amortization	76,905	81,579	(4,674)	(5.7)%
Property tax, insurance and other	37,310	39,457	(2,147)	(5.4)%
General and administrative	19,252	16,307	2,945	18.1%
Transaction and pursuit costs	4,316	159	4,157	—%
Total operating expense	457,743	475,191	(17,448)	(3.7)%
Operating income	94,773	117,092	(22,319)	(19.1)%
Other income (expense)	214	(24)	238	—%
Interest income	1,149	810	339	41.9%
Interest expense	(28,877)	(29,681)	804	(2.7)%
Income before income tax expense	67,259	88,197	(20,939)	(23.7)%
Income tax expense	(2,987)	(3,958)	971	(24.5)%
Income from operations	64,272	84,239	(19,967)	(23.7)%
Loss on sale of hotel properties	(30)	(150)	120	(80.0)%
Net income	64,242	84,089	(19,847)	(23.6)%
Net loss (income) attributable to noncontrolling interests
Noncontrolling interest in consolidated joint venture	37	25	12	48.0%
Noncontrolling interest in the Operating Partnership	(275)	(370)	95	(25.7)%
Net income attributable to common shareholders	$64,004	$83,744	$(19,740)	(23.6)%

Revenue

Total revenue decreased $39.8 million, or 6.7%, to $552.5 million for the six months ended June 30, 2017 from $592.3 million for the six months ended June 30, 2016. The decrease was a result of a $37.8 million decrease in room revenue, a $1.1 million decrease in other operating department revenue, and a $0.8 million decrease in food and beverage revenue.

Room Revenue

Room revenue decreased $37.8 million, or 7.3%, to $478.7 million for the six months ended June 30, 2017 from $516.6 million for the six months ended June 30, 2016.  The decrease was a result of a $25.1 million decrease in room revenue attributable to the non-comparable properties and a $12.8 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 2.1% decrease in RevPAR, led by RevPAR decreases in our Louisville and Northern California markets of 13.0% and 7.2%, respectively, which were partially offset by RevPAR increases in our Washington, D.C. and Southern California markets of 7.0% and 6.2%, respectively.

The following are the year-to-date key hotel operating statistics for the comparable properties owned at June 30, 2017 and 2016, respectively:

	For the six months ended June 30,
	2017	2016	% Change
Number of comparable properties (at end of period)	122	122	—
Occupancy	77.6%	78.8%	(1.5)%
ADR	$169.15	$170.18	(0.6)%
RevPAR	$131.34	$134.10	(2.1)%

Food and Beverage Revenue

Food and beverage revenue decreased $0.8 million, or 1.4%, to $55.8 million for the six months ended June 30, 2017 from $56.6 million for the six months ended June 30, 2016. The decrease was a result of a $0.6 million decrease in food and beverage revenue attributable to the comparable properties and a $0.2 million decrease in food and beverage revenue attributable to the non-comparable properties.

Other Operating Department Revenue

Other operating department revenue, which includes revenue derived from ancillary sources such as parking fees, gift shop sales and other guest service fees, decreased $1.1 million, or 5.9%, to $18.0 million for the six months ended June 30, 2017 from $19.1 million for the six months ended June 30, 2016.  The decrease was due to a $0.6 million decrease in other operating department revenue attributable to the comparable properties and a $0.6 million decrease in other operating department revenue attributable to the non-comparable properties.

Property Operating Expense

Property operating expense decreased $17.7 million, or 5.3%, to $320.0 million for the six months ended June 30, 2017 from $337.7 million for the six months ended June 30, 2016. The decrease was due to a $15.8 million decrease in property operating expense attributable to the non-comparable properties and a $1.9 million decrease in property operating expense attributable to the comparable properties. The decrease in property operating expense attributable to the comparable properties was primarily due to lower management and franchise fees. Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, decreased as a result of lower revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased $4.7 million, or 5.7%, to $76.9 million for the six months ended June 30, 2017 from $81.6 million for the six months ended June 30, 2016. The decrease was a result of a $2.8 million decrease in depreciation and amortization expense attributable to the non-comparable properties and a $1.9 million decrease in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $2.1 million, or 5.4%, to $37.3 million for the six months ended June 30, 2017 from $39.5 million for the six months ended June 30, 2016.  The decrease was attributable to a $3.1 million decrease in property tax, insurance and other expense attributable to the non-comparable properties, partially offset by a $0.9 million increase in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense increased $2.9 million, or 18.1%, to $19.3 million for the six months ended June 30, 2017 from $16.3 million for the six months ended June 30, 2016.  The increase in general and administrative expense was primarily attributable to a $3.6 million increase in compensation expense, partially offset by a net decrease of $0.6 million in other general and administrative costs, including legal fees and other professional fees and costs. The increase in compensation expense for the six months ended June 30, 2017 was primarily due to the benefit realized from the forfeiture of restricted shares and performance units upon the resignation of the Company's President and Chief Executive Officer during the six months ended June 30, 2016.

Transaction and Pursuit Costs

Transaction and pursuit costs increased $4.2 million to $4.3 million for the six months ended June 30, 2017 from $0.2 million for the six months ended June 30, 2016. The increase in transaction and pursuit costs was primarily attributable to legal, accounting, financial advisory and other transaction costs related to the proposed merger with FelCor.

Interest Expense

The components of our interest expense for the six months ended June 30, 2017 and 2016 were as follows (in thousands):

	For the six months ended June 30,
	2017	2016	$ Change	% Change
Revolver and Term Loans	$19,147	$19,476	$(329)	(1.7)%
Mortgage loans	8,026	7,983	43	0.5%
Amortization of deferred financing costs	1,704	2,222	(518)	(23.3)%
Total interest expense	$28,877	$29,681	$(804)	(2.7)%

Interest expense decreased $0.8 million, or 2.7%, to $28.9 million for the six months ended June 30, 2017 from $29.7 million for the six months ended June 30, 2016.  The decrease in interest expense from the Revolver and Term Loans was attributable to lower interest rates as a result of debt refinancing transactions in 2016. The decrease in amortization of the deferred financing costs was attributable to the accelerated amortization of the deferred financing costs associated with the debt refinancing transactions in 2016, partially offset by the additional amortization of the costs capitalized in conjunction with the debt refinancing transactions in 2016.

Income Taxes

The effective tax rates were 4.4% and 4.5% for the six months ended June 30, 2017 and 2016, respectively. Our income tax expense decreased $1.0 million to $3.0 million for the six months ended June 30, 2017 from $4.0 million for the six months ended June 30, 2016. The decrease in income tax expense was primarily due to lower pretax income during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

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

The following is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income	$42,464	$58,740	$64,242	$84,089
Depreciation and amortization	38,240	40,849	76,905	81,579
(Gain) loss on sale of hotel properties	(30)	(22)	30	150
Noncontrolling interest in consolidated joint venture	(29)	(37)	37	25
Adjustments related to consolidated joint venture (1)	(30)	(39)	(62)	(78)
FFO	80,615	99,491	141,152	165,765
Transaction and pursuit costs	3,691	80	4,316	159
Amortization of share-based compensation	3,134	(578)	5,469	2,014
Non-cash income tax expense	1,323	1,897	2,261	3,028
Loan related costs (2)	—	906	—	1,247
Other expenses (3)	—	330	—	686
Adjusted FFO	$88,763	$102,126	$153,198	$172,899

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in the joint venture.

(2)	Represents debt modification costs.

(3)	Represents expenses outside of the normal course of operations, including property-level severance costs.

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

The following is a reconciliation of our GAAP net income to EBITDA attributable to common shareholders and unitholders and Adjusted EBITDA attributable to common shareholders and unitholders for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income	$42,464	$58,740	$64,242	$84,089
Depreciation and amortization	38,240	40,849	76,905	81,579
Interest expense, net (1)	14,399	14,782	28,716	29,668
Income tax expense	1,821	2,482	2,987	3,958
Noncontrolling interest in consolidated joint venture	(29)	(37)	37	25
Adjustments related to consolidated joint venture (2)	(30)	(39)	(62)	(78)
EBITDA	96,865	116,777	172,825	199,241
Transaction and pursuit costs	3,691	80	4,316	159
(Gain) loss on sale of hotel properties	(30)	(22)	30	150
Amortization of share-based compensation	3,134	(578)	5,469	2,014
Loan related costs (3)	—	582	—	924
Other expenses (4)	—	330	—	686
Adjusted EBITDA	$103,660	$117,169	$182,640	$203,174

(1)
Excludes amounts attributable to investment in loans of $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively.

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

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolver, of which $400.0 million was available at June 30, 2017, or proceeds from public offerings of common shares.

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

Sources and Uses of Cash

As of June 30, 2017, we had $479.9 million of cash and cash equivalents as compared to $456.7 million at December 31, 2016.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $141.5 million and $164.2 million for the six months ended June 30, 2017 and 2016, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the six months ended June 30, 2017 and 2016.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $32.8 million for the six months ended June 30, 2017 primarily due to $39.2 million in routine capital improvements and additions to our hotel properties. The net cash flow used in investing activities was partially offset by a net decrease in the restricted cash reserves of $6.5 million.

Net cash flow used in investing activities totaled $44.7 million for the six months ended June 30, 2016 primarily due to $41.3 million in routine capital improvements and additions to our hotel properties and the net increase in the restricted cash reserves of $5.8 million. The net cash flow used in investing activities was partially offset by $2.6 million of net proceeds from the sale of one hotel property.

Cash flows from Financing Activities

Net cash flow used in financing activities totaled $85.5 million for the six months ended June 30, 2017 primarily due to $82.5 million in distributions to shareholders and unitholders, $1.8 million in mortgage loans principal payments, and $1.1 million paid to repurchase common shares.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2017, approximately $60.5 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2017, we had approximately $1.6 billion of total variable rate debt outstanding (or 98.0% of total indebtedness) with a weighted-average interest rate of 3.33% per annum. After taking into consideration the effect of interest rate swaps, $142.0 million (or 8.9% of total indebtedness) was subject to variable rates. If market interest rates on our variable rate debt outstanding as of June 30, 2017 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.4 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2017, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt (1)(2)	$247	$626	$660	$691	$734	$29,389	$32,347
Weighted-average interest rate	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%
Variable rate debt (2)	$151,500	$143,250	$625,000	$—	$485,000	$150,000	$1,554,750
Weighted-average interest rate (3)	4.03%	4.04%	3.19%	—%	3.06%	3.43%	3.33%
Total	$151,747	$143,876	$625,660	$691	$485,734	$179,389	$1,587,097

(1)	Excludes $0.9 million related to a fair value adjustment on mortgage debt assumed in conjunction with an acquisition.

(2)	Excludes $4.9 million and $1.0 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.

(3)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of June 30, 2017, the estimated fair value of our fixed rate debt was $33.6 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $1.4 million.

Item 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                     Legal Proceedings.

The nature of the operations of our hotels exposes our hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. Other than the legal proceedings mentioned below, the Company is not presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company.

The Company and several affiliated entities have been named as defendants in two putative shareholder class action lawsuits filed in connection with the Company's proposed merger with FelCor. The first case, Assad v. FelCor Lodging Trust, Inc. et al., Case No. 1:17-cv-01744 (D. Md.) (the “Assad Lawsuit”), names as defendants the Company and certain affiliated entities, as well as FelCor, its directors and FelCor LP. The Assad Lawsuit was filed on June 26, 2017 in the United States District Court for the District of Maryland. The second case, Bagheri v. FelCor Lodging Trust, Inc., et al., Case No. 3:17-cv-01892 (N.D. Tex.) (the “Bagheri Lawsuit”), names as defendants the Company and certain affiliated entities, as well as FelCor, its directors and FelCor LP. The Bagheri Lawsuit was filed on July 17, 2017 in the United States District Court for the Northern District of Texas. Both the Assad Lawsuit and the Bagheri Lawsuit allege violations of the Securities and Exchange Act of 1934 (the “Exchange Act”) arising in connection with the filing of the Company's Registration Statement on Form S-4 (the "Registration Statement") that was filed in connection with the Company's proposed merger with FelCor. The plaintiffs in the Assad Lawsuit and the Bagheri Lawsuit seek, among other things, damages, an order enjoining consummation of the proposed merger with FelCor, changes to the Registration Statement, an award of attorney's fees and declaratory relief stating that the defendants violated the Exchange Act.

The Company has not yet been served with process or the complaint in either the Assad Lawsuit or the Bagheri Lawsuit. The Company disputes the allegations raised in both actions and will vigorously defend the Company and related defendants. Because these matters are in the early stages, the timing and resolution of them is uncertain.

Item 1A.            Risk Factors.

For a discussion of our potential risks and uncertainties, please refer to the "Risk Factors" section in the Annual Report which is accessible on the SEC’s website at www.sec.gov. Other than the risks related to the Merger Agreement set forth below, there have been no material changes to the risk factors previously disclosed in the Annual Report.

On April 23, 2017, the Company, the Operating Partnership, Rangers Sub I, LLC, a Maryland limited liability company and a wholly owned subsidiary of the Operating Partnership (“REIT Merger Sub”) and Rangers Sub II, LP, a Delaware limited partnership and an indirect wholly owned subsidiary of the Operating Partnership (“Partnership Merger Sub”) entered into the Merger Agreement with FelCor and FelCor Lodging Limited Partnership (“FelCor LP”) pursuant to which Partnership Merger Sub will merge with and into FelCor LP, with FelCor LP surviving as a wholly owned subsidiary of the Operating Partnership (the “Partnership Merger”), and, immediately thereafter, FelCor will merge with and into REIT Merger Sub, with REIT Merger Sub surviving as a wholly owned subsidiary of the Operating Partnership (the “REIT Merger” and, together with the Partnership Merger, the “Mergers”), in an all-stock transaction.

Risks Related to the Mergers

The mergers are subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the mergers or adversely impact our ability to complete the transactions.

The completion of the Mergers is subject to the satisfaction or waiver of a number of conditions.  In addition, under circumstances specified in the Merger Agreement, we or FelCor may terminate the Merger Agreement. In particular, the completion of the Mergers requires (i) the approval of the REIT Merger by the FelCor common stockholders, and (ii) the approval of the proposed issuance of our common shares in connection with the REIT Merger by our shareholders. While it is currently anticipated that the Mergers will be completed shortly after the FelCor stockholder meeting to approve the REIT Merger and our shareholder meeting to approve the proposed issuance of our Common Shares (as defined below), there can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that an effect, event, circumstance, occurrence, development or change will not transpire that could delay or prevent these conditions from being satisfied.  Accordingly, we cannot provide any assurances with respect to the timing of the closing of the Mergers, whether the Mergers will be completed at all and when the FelCor stockholders would receive the consideration for the Mergers, if at all.

Failure to consummate the Mergers as currently contemplated or at all could adversely affect the price of our Common Shares and our future business and financial results.

Completion of the Mergers is subject to the satisfaction or waiver of a number of conditions, including approval by our shareholders of the issuance of the Common Shares and the Series A Preferred Shares (as defined below) proposed to be issued in the REIT Merger and approval by FelCor’s stockholders of the Mergers. We cannot guarantee when or if these conditions will be satisfied or that the Mergers will be successfully completed. The consummation of the Mergers may be delayed, the Mergers may be consummated on terms different than those contemplated by the Merger Agreement, or the Mergers may not be consummated at all. If the Mergers are not completed, or are completed on different terms than as contemplated by the Merger Agreement, we could be adversely affected and subject to a variety of risks associated with the failure to complete the Mergers, or to complete the Mergers as contemplated by the Merger Agreement, including the following:

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

 If the Merger Agreement is terminated under certain circumstances, including as a result of a material breach by us of any covenant or agreement under the Merger Agreement, we may be obligated to pay FelCor a termination fee of $95.0 million and/or reimburse FelCor’s transaction expenses in an amount equal to $20.0 million. Circumstances that may require the payment of the termination fee include the following: (i) if we terminate to enter into an alternative acquisition agreement with respect to a superior proposal; (ii) if an acquisition proposal to us is pending and the Merger Agreement is terminated due to (a) failure to obtain our shareholder approval or FelCor's stockholder approval, as applicable or (b) a material uncured breach of the Merger Agreement, and, with respect to each of clauses (a) and (b), within 12 months we consummate a transaction regarding or enter into an alternative acquisition agreement with respect to any acquisition proposal; or (iii) if our board changes its recommendation regarding the issuance of our Common Shares in a manner adverse to FelCor or we enter into an alternative acquisition agreement (with respect to an acquisition proposal or superior proposal). Circumstances that may require the payment of the expense amount include the following: (i) if our shareholders do not approve the issuance of our Common Shares and we or FelCor terminate the Merger Agreement and (ii) if we have a material uncured breach of the Merger Agreement and FelCor terminates the Merger Agreement due only to such breach. If we pay the expense amount and subsequently become obligated to pay the termination fee, the termination fee will be reduced by the amount of the previously paid expense amount. For purposes of these termination provisions, the term "acquisition proposal" means a proposal for more than 50% of the Company, and the term "superior proposal" means a proposal for more than 50% of the Company, that our board determines in good faith is more favorable to the Company and its shareholders from a financial point of view than the transactions contemplated by the Merger Agreement.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing a competing acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the Mergers, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay of the added expense of the termination fee or expense amount that may become payable in certain circumstances under the Merger Agreement.

We expect to incur substantial expenses related and unrelated to the Mergers.

We have incurred substantial legal, accounting, financial advisory and other costs, and our management has devoted considerable time and effort in connection with the Mergers. We may incur significant additional costs in connection with the completion of the Mergers or in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to the other costs already incurred. If the Mergers are not completed, we will bear certain fees and expenses associated with the Mergers without realizing the benefits of the Mergers. If the Mergers are completed, we expect to incur substantial expenses in connection with integrating the business, operations, network, systems, technologies, policies and procedures of the two companies. The fees and expenses may be significant and could have an adverse impact on our results of operations.

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

The pendency of the Mergers could adversely affect our business and operations.

In connection with the pending Mergers, some of our current or prospective hotel management companies or lenders may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. In addition, under the Merger Agreement, we are subject to certain restrictions on the conduct of our respective business prior to completing the Mergers. These restrictions may prevent us from pursuing certain strategic transactions, acquiring and disposing assets, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. These restrictions may impede our growth which could negatively impact our revenue, earnings and cash flows. Additionally, the pendency of the Mergers may make it more difficult for us to effectively retain and incentivize key personnel.

Following the Mergers, we may be unable to integrate our business and FelCor’s business successfully and realize the anticipated synergies and other expected benefits of the Mergers on the anticipated timeframe or at all.

The Mergers involve the combination of two companies that currently operate as independent public companies. The combined company expects to benefit from the elimination of duplicative costs associated with supporting a public company platform and the resulting economies of scale. These savings are not expected to be realized upon full integration, which is not expected to occur until 2018. We will be required to devote significant management attention and resources to the integration of our and FelCor’s business practices and operations. The potential difficulties we may encounter in the integration process include the following:

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

Because the number of Common Shares exchanged per share of FelCor Common Stock (as defined below) is fixed and will not be adjusted in the event of any change in our share price or FelCor’s stock price, the value of the common shares issued by us and received by FelCor's stockholders may be higher or lower at the closing of the Mergers than when the Merger Agreement was executed.

Upon the consummation of the REIT Merger, each share of common stock, par value $0.01 per share, of FelCor (the “FelCor Common Stock”) (other than shares, if any, held by us, any of our subsidiaries or any wholly owned subsidiaries of FelCor) will be converted into 0.362 common shares (the “Common Exchange Ratio”) of beneficial interest, par value $0.01 per share of the Company (the “Common Shares”) and each share of $1.95 Series A cumulative convertible preferred stock, par value $0.01 per share, of FelCor (the “FelCor Series A Preferred Stock”) will be converted into one Series A cumulative convertible preferred share, par value $0.01, of the Company (our “Series A Preferred Shares”) (the “Preferred Exchange Ratio” and, together with the Common Exchange Ratio, the “Exchange Ratios”). The Exchange Ratios are fixed in the Merger Agreement and will not be adjusted for changes in the market price of either our Common Shares or the FelCor Common Stock. Changes in the market price of shares of our Common Shares prior to the REIT Merger will affect the market value of the consideration that FelCor stockholders will receive on the closing date of the mergers. Stock price changes may result from a variety of factors (many of which are beyond our control), including the following factors:

•	market reaction to the announcement of the Mergers;

•	changes in our or FelCor’s respective businesses, operations, assets, liabilities and prospects;

•	changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;

•	market assessments of the likelihood that the Mergers will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the market prices of our Common Shares and the FelCor Common Stock;

•	the actual or perceived impact of U.S. monetary policy;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and FelCor operate; and

•	other factors beyond our control, including those described or referred to elsewhere in this “Risk Factors” section.
The market price of our Common Shares at the closing of the REIT Merger may vary from its price on the date the Merger Agreement was executed, on the date of the joint proxy statement/prospectus and on the dates of our and FelCor’s special meetings. As a result, the market value of the consideration for the REIT Merger represented by the Common Exchange Ratio also will vary.

Therefore, while the number of our Common Shares to be issued per share of FelCor Common Stock is fixed, (1) our shareholders cannot be sure of the market value of the consideration that will be paid to FelCor's stockholders upon completion of the Mergers and (2) FelCor's stockholders cannot be sure of the market value of the consideration they will receive upon completion of the Mergers. Neither we nor FelCor has the right to terminate the Merger Agreement based on an increase or decrease in the market price of our Common Shares.

The REIT Merger and related transactions are subject to approval by our shareholders and FelCor's stockholders.

The REIT Merger cannot be completed unless (i) FelCor’s common stockholders approve the REIT Merger and the other transactions contemplated by the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of FelCor Common Stock and (ii) our shareholders approve the issuance of our Common Shares and our Series A Preferred Shares proposed to be issued in the REIT Merger by the affirmative vote of a majority of the votes cast. If shareholder approval is not obtained by FelCor’s stockholders or our shareholders, the REIT Merger and related transactions cannot be completed.

Our shareholders ownership percentage of us will be diluted by the REIT Merger.

The REIT Merger will dilute the ownership position of our shareholders and result in FelCor's stockholders having an ownership stake in the combined company. Following the issuance of our Common Shares and our Series A Preferred Shares to FelCor stockholders pursuant to the Merger Agreement, we estimate that our shareholders will own approximately 71% of our outstanding Common Shares, and FelCor's stockholders will own approximately 29% of our outstanding Common Shares immediately after the Mergers. Consequently, our shareholders will have less influence over our management and policies after the effective time of the REIT Merger than they currently exercise over the management and policies of us.

If the Mergers are not consummated by December 28, 2017, we or FelCor may terminate the Merger Agreement.

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

In addition, the consummation of the Mergers will result in the combination of two companies that currently operate as independent public companies. We and FelCor have different histories, markets, hotel properties and customer bases. For example, FelCor operates in different geographic markets than us and owns hotel properties that operate under different hotel brands from ours. As a result, while we expect to benefit from certain synergies, following the Mergers, we may also encounter new risks and liabilities associated with these differences. Following the Mergers, our shareholders and FelCor's stockholders will own interests in a combined company operating an expanded business and may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of our Common Shares. If, following the effective time of the Mergers, large amounts of our Common Shares are sold, the price of our Common Shares could decline.

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

An adverse judgment in any litigation challenging the Mergers may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe.

Four putative class actions have been filed by purported stockholders of FelCor challenging the Mergers, two of which name us as a defendant. For more information on the two putative class actions, see "Legal Proceedings". It is possible that our shareholders or FelCor stockholders may file additional lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name us as defendants. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the consummation of the Mergers in the expected timeframe, or may prevent the Mergers from being consummated altogether. Whether or not any plaintiff's claim is successful, this type of litigation may result in significant costs and divert management's attention and resources, which could adversely affect our business.

Risks Related to the Combined Company Following the Mergers

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
Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to execute our business strategy. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. If we are able to obtain additional financing, our credit ratings could be further adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our obligations under our indebtedness.

The historical and unaudited pro forma condensed combined financial information included in the Registration Statement, also known as the joint proxy statement/prospectus, may not be representative of our results after the Mergers, and accordingly, you have limited financial information on which to evaluate us following the Mergers.

The unaudited pro forma condensed combined financial information included in the Registration Statement, also known as the joint proxy statement/prospectus, has been presented for informational purposes only and is not necessarily indicative of the financial position or results of operations that actually would have occurred had the Mergers been completed as of the dates indicated, nor is it indicative of our future operating results or financial position following the Mergers. The unaudited pro forma condensed combined financial information does not reflect future events that may occur after the
Mergers. The unaudited pro forma condensed combined financial information presented in the joint proxy statement/prospectus is based in part on certain assumptions regarding the Mergers that we believe are reasonable under the circumstances. We cannot assure you that the assumptions will prove to be accurate over time.

Risks Related to Taxes and the Mergers

We would incur adverse tax consequences if we or FelCor failed to qualify as a REIT for United States federal income tax purposes.

We have assumed, based on public filings, that FelCor has qualified and will continue to qualify as a REIT for United
States federal income tax purposes prior to the Mergers and that we will be able to continue to qualify as a REIT following the Mergers. However, if FelCor has failed or fails to qualify as a REIT, we and REIT Merger Sub generally would succeed to or incur significant tax liabilities (including the significant tax liability that would result from the deemed sale of assets by
FelCor pursuant to the Mergers), and we could possibly lose our REIT status should disqualifying activities continue after the acquisition.

REITs are subject to a range of complex organizational and operational requirements. As a REIT, we must distribute with respect to each year at least 90% of our REIT taxable income to our shareholders. Other restrictions apply to our income and assets. Our REIT status is also dependent upon the ongoing qualification of subsidiary entities as REITs, as a result of our substantial ownership interest in those entities.

For any taxable year that we fail to qualify as a REIT and are unable to avail ourselves of certain savings provisions set forth in the Code, we would be subject to federal income tax at the regular corporate rates on all of our taxable income, whether or not we make any distributions to our shareholders. Those taxes would reduce the amount of cash available for distribution to our shareholders or for reinvestment and would adversely affect our earnings. As a result, our failure to qualify as a REIT during any taxable year could have a material adverse effect upon us and our shareholders. Furthermore, unless certain relief provisions apply, we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify.

Some of FelCor's hotels will be subject to property tax reappraisal.

As a result of the Mergers, some of FelCor's hotels will be subject to property tax reappraisal that could increase property tax expense and adversely affect our profitability. Ten of FelCor's hotel properties, or approximately 26%, are located in jurisdictions that may provide for property tax reappraisal upon a change of ownership and so may face such a reassessment. Further, an additional five of FelCor's hotel properties, or approximately 13%, are located in jurisdictions where the property tax value is subject to a ceiling that will no longer be applicable following the Mergers. The Mergers and the associated publicity together with the related transfers of property and property name changes that will occur in connection with the Mergers may cause other jurisdictions, in which the timing of the reappraisals is discretionary with the taxing authorities, to decide to reappraise FelCor's properties in those jurisdictions and may correspondingly increase the property tax expense to the combined company. Due to the significant uncertainties involved, the possible increases in property tax expense have not been quantified.

We might lose our REIT status and incur significant tax liabilities.

We have elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2011. So long as we meet the requirements under the Code for qualification as a REIT each year, we can deduct dividends paid to our shareholders when calculating our taxable income. To qualify as a REIT, we must meet detailed technical requirements, including income, asset, distribution and stock ownership tests, under several Code provisions that have not been extensively interpreted by judges or administrative officers. In addition, we do not control the determination of all factual matters and circumstances that affect our ability to qualify as a REIT. New legislation, regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to REIT qualification or the federal income tax consequences of such qualification. We believe that we are organized so that we qualify as a REIT under the Code and that we have operated and will continue to operate so that we continue to qualify. However, we cannot guarantee that we will qualify as a REIT in any given year because:

•	the rules governing REITs are highly complex;

•	we do not control all factual determinations that affect REIT status; and

•	our circumstances may change in the future.
For any taxable year that we fail to qualify as a REIT, we would not be entitled to deduct dividends paid to our shareholders from our taxable income. Consequently, our net assets and distributions to shareholders would be substantially reduced because of our increased tax liability. If we made distributions in anticipation of our qualification as a REIT, we might be required to borrow additional funds or to liquidate some of our investments in order to pay the applicable tax. If our qualification as a REIT terminates, we may not be able to elect to be treated as a REIT for the four taxable years following the year we lost the qualification.

We may pay taxes even if we continue to qualify as a REIT.

Even if we continue to qualify as a REIT, we are required to pay some federal, state, local and foreign taxes on our income and property. For example, certain of our (and FelCor's) subsidiaries have elected to be treated as taxable REIT subsidiaries. We will be subject to a 100% penalty tax on payments we receive from these subsidiaries if the economic arrangements between the REIT and the taxable subsidiaries are not comparable to similar arrangements between unrelated third parties. We also could be subject to tax in the event we, among other things:

•	sell property that is considered to be held for sale to customers in the ordinary course of our trade or business (for example, inventory) for federal income tax purposes; or

•	fail to satisfy certain distribution rules, as described below.

Our REIT distribution requirements are complex and may create tax difficulties.

To maintain our status as a REIT for federal income tax purposes, we generally must distribute to our shareholders at least 90% of our taxable income each year. In addition, we are subject to a 4% nondeductible excise tax on the amount by which our distributions for a calendar year are less than the sum of:

•	85% of our ordinary income for the calendar year;

•	95% of our capital gain net income for the calendar year; and

•	any amount of our income that we did not distribute in prior years.
For tax purposes, we may be required to treat interest, rent and other items as earned even though we have not yet received these amounts. In addition, we may not be able to deduct currently as expenses for tax purposes some items that we have actually paid. We could also realize income, such as income from cancellation of indebtedness that is not accompanied by cash proceeds. If one or more of these events happened, we could have taxable income in excess of cash available for distribution. In such circumstances, we might have to borrow money or sell investments on unfavorable terms in order to meet the distribution requirements applicable to a REIT.

FelCor's taxable REIT subsidiaries will be limited in using certain tax net operating loss carryovers.

If a corporation undergoes an "ownership change" within the meaning of Section 382 of the Code and the Treasury Regulations thereunder, such corporation's ability to use net operating losses ("NOLs"), generated prior to the time of that ownership change may be limited. To the extent the affected corporation's ability to use NOLs is limited, such corporation's taxable income may increase. As of December 31, 2016, FelCor's taxable REIT subsidiaries had approximately $336 million of NOLs which will begin to expire in 2023 for federal tax purposes and during the period from 2019 to 2033 for state tax purposes if not utilized. An ownership change within the meaning of Section 382 of the Code with respect to FelCor's taxable REIT subsidiaries will occur in connection with the Mergers. Accordingly, FelCor's taxable REIT subsidiaries' ability to use NOLs incurred prior to the ownership change in such future years will be limited, and FelCor's taxable REIT subsidiaries will have greater taxable income as a result of such limitation.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2017 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

On February 17, 2017, the Company's board of trustees extended the duration of the share repurchase program to February 28, 2018 and increased the authorized amount that may be repurchased by $40.0 million to a total of $440.0 million.

During the six months ended June 30, 2017, certain of the Company's employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2015 Plan.

The following table summarizes all of the share repurchases during the six months ended June 30, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2017 through January 31, 2017	1,335	$24.15	—	8,683,441
February 1, 2017 through February 28, 2017	19,526	$23.26	—	8,855,126
March 1, 2017 through March 31, 2017	—	$—	—	8,572,636
April 1, 2017 through April 30, 2017	1,298	$22.66	—	9,378,440
May 1, 2017 through May 31, 2017	31,125	$20.02	—	9,903,817
June 1, 2017 through June 30, 2017	—	$—	—	10,143,063
Total	53,284		—

(1)
The maximum number of shares that may yet be repurchased under the share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 3.                     Defaults Upon Senior Securities.

None.

Item 4.                     Mine Safety Disclosures.

Not Applicable.

Item 5.                     Other Information.

None.

Item 6.                     Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on page 43 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ LODGING TRUST

Dated: August 4, 2017	/s/ ROSS H. BIERKAN
Ross H. Bierkan
President, Chief Executive Officer, Chief Investment Officer and Trustee

Dated: August 4, 2017	/s/ LESLIE D. HALE
Leslie D. Hale
Chief Operating Officer, Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

Dated: August 4, 2017	/s/ CHRISTOPHER A. GORMSEN
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