Form 10-Q
period 2017-09-30
RLJ Lodging Trust
filed 2017-11-09
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
As of October 30, 2017, 174,910,524 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Investment in hotel properties, net	$5,977,524	$3,367,776
Investment in unconsolidated joint ventures	24,959	—
Cash and cash equivalents	421,181	456,672
Restricted cash reserves	78,343	67,206
Hotel and other receivables, net of allowance of $614 and $182, respectively	70,818	26,018
Deferred income tax asset, net	68,642	44,614
Intangible assets, net	151,098	898
Prepaid expense and other assets	72,498	60,209
Total assets	$6,865,063	$4,023,393
Liabilities and Equity
Debt, net	$2,885,739	$1,582,715
Accounts payable and other liabilities	273,315	137,066
Deferred income tax liability	11,430	11,430
Advance deposits and deferred revenue	34,532	11,975
Accrued interest	16,305	3,444
Distributions payable	26,495	41,486
Total liabilities	3,247,816	1,788,116
Commitments and Contingencies (Note 11)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266 at September 30, 2017	366,936	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 174,913,606 and 124,364,178 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,749	1,244
Additional paid-in capital	3,206,193	2,187,333
Accumulated other comprehensive income (loss)	677	(4,902)
(Distributions in excess of net earnings) retained earnings	(25,326)	38,249
Total shareholders’ equity	3,550,229	2,221,924
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	11,125	5,973
Noncontrolling interest in the Operating Partnership	11,463	7,380
Total noncontrolling interest	22,588	13,353
Preferred equity in a consolidated joint venture, liquidation value of $45,401 at September 30, 2017	44,430	—
Total equity	3,617,247	2,235,277
Total liabilities and equity	$6,865,063	$4,023,393

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenue
Operating revenue
Room revenue	$292,046	$260,659	$770,751	$777,211
Food and beverage revenue	35,580	26,001	91,392	82,602
Other revenue	13,629	9,599	31,628	28,729
Total revenue	$341,255	$296,259	$893,771	$888,542
Expense
Operating expense
Room expense	$69,380	$59,671	$176,523	$173,783
Food and beverage expense	27,061	19,135	66,458	59,477
Management and franchise fee expense	29,571	29,607	86,110	90,869
Other operating expense	78,120	62,162	195,000	184,133
Total property operating expense	204,132	170,575	524,091	508,262
Depreciation and amortization	45,231	40,953	122,136	122,532
Property tax, insurance and other	23,618	20,575	60,929	60,032
General and administrative	9,506	7,215	28,757	23,522
Transaction costs	32,607	98	36,923	257
Total operating expense	315,094	239,416	772,836	714,605
Operating income	26,161	56,843	120,935	173,937
Other income	110	112	323	86
Interest income	1,157	430	2,306	1,240
Interest expense	(19,650)	(14,552)	(48,527)	(44,233)
Gain on settlement of investment in loan	2,670	—	2,670	—
Income before equity in income from unconsolidated joint ventures	10,448	42,833	77,707	131,030
Equity in income from unconsolidated joint ventures	57	—	57	—
Income before income tax expense	10,505	42,833	77,764	131,030
Income tax expense	(6,375)	(1,439)	(9,362)	(5,397)
Income from operations	4,130	41,394	68,402	125,633
Loss on sale of hotel properties	(19)	(5)	(49)	(155)
Net income	4,111	41,389	68,353	125,478
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(32)	(32)	5	(7)
Noncontrolling interest in the Operating Partnership	(43)	(183)	(318)	(553)
Preferred distributions from a consolidated joint venture	(122)	—	(122)	—
Net income attributable to RLJ	3,914	41,174	67,918	124,918
Preferred dividends	(2,093)	—	(2,093)	—
Net income attributable to common shareholders	$1,821	$41,174	$65,825	$124,918

Basic per common share data:
Net income per share attributable to common shareholders	$0.01	$0.33	$0.50	$1.00
Weighted-average number of common shares	140,249,961	123,621,323	129,317,120	123,635,010

Diluted per common share data:
Net income per share attributable to common shareholders	$0.01	$0.33	$0.50	$1.00
Weighted-average number of common shares	140,307,269	123,836,452	129,399,177	123,859,753

Dividends declared per common share	$0.33	$0.33	$0.99	$0.99

Comprehensive income:
Net income	$4,111	$41,389	$68,353	$125,478
Unrealized gain (loss) on interest rate derivatives	1,746	9,470	5,579	(16,144)
Comprehensive income	5,857	50,859	73,932	109,334
Comprehensive (income) loss attributable to the noncontrolling interest in consolidated joint ventures	(32)	(32)	5	(7)
Comprehensive income attributable to the noncontrolling interest in the Operating Partnership	(43)	(183)	(318)	(553)
Comprehensive income attributable to the preferred distributions from a consolidated joint venture	(122)	—	(122)	—
Comprehensive income attributable to RLJ	$5,660	$50,644	$73,497	$108,774

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Distributions in excess of net earnings)	Accumulated Other Comprehensive Income (Loss)	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2016	—	$—	124,364,178	$1,244	$2,187,333	$38,249	$(4,902)	$7,380	$5,973	$—	$2,235,277
Net income (loss)	—	—	—	—	—	67,918	—	318	(5)	122	68,353
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	5,579	—	—	—	5,579
Issuance of common shares	—	—	50,358,104	504	1,015,723	—	—	—	—	—	1,016,227
Issuance of Operating Partnership units	—	—	—	—	—	—	—	4,342	—	—	4,342
Issuance of Series A Cumulative Convertible Preferred Shares	12,879,475	366,936	—	—	—	—	—	—	—	—	366,936
Noncontrolling interest recorded in connection with the Mergers	—	—	—	—	—	—	—	—	5,157	—	5,157
Preferred equity in a consolidated joint venture	—	—	—	—	—	—	—	—	—	44,430	44,430
Issuance of restricted stock	—	—	425,076	4	(4)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	7,964	—	—	—	—	—	7,964
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(105,378)	(2)	(2,214)	—	—	—	—	—	(2,216)
Shares acquired as part of a share repurchase program			(122,508)	(1)	(2,609)	—	—	—	—		(2,610)
Forfeiture of restricted stock	—	—	(5,866)	—	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(2,093)	—	—	—	—	(2,093)
Distributions on common shares and units	—	—	—	—	—	(129,400)	—	(577)	—	—	(129,977)
Preferred distributions to consolidated joint venture	—	—	—	—	—	—	—	—	—	(122)	(122)
Balance at September 30, 2017	12,879,475	$366,936	174,913,606	$1,749	$3,206,193	$(25,326)	$677	$11,463	$11,125	$44,430	$3,617,247

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interest
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Equity
Balance at December 31, 2015	124,635,675	$1,246	$2,195,732	$2,439	$(16,602)	$11,532	$6,177	$2,200,524
Net income (loss)	—	—	—	124,918	—	553	7	125,478
Unrealized loss on interest rate derivatives	—	—	—	—	(16,144)	—	—	(16,144)
Distributions to joint venture partner	—	—	—	—	—	—	(259)	(259)
Redemption of Operating Partnership units	335,250	3	4,322	—	—	(4,325)	—	—
Issuance of restricted stock	581,544	6	(6)	—	—	—	—	—
Amortization of share-based compensation	—	—	3,935	—	—	—	—	3,935
Share grants to trustees	2,554	—	57	—	—	—	—	57
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(218,443)	(2)	(4,958)	—	—	—	—	(4,960)
Shares acquired as part of a share repurchase program	(610,607)	(6)	(13,265)	—	—	—	—	(13,271)
Forfeiture of restricted stock	(426,310)	(4)	4	—	—	—	—	—
Distributions on common shares and units	—	—	—	(123,417)	—	(552)	—	(123,969)
Balance at September 30, 2016	124,299,663	$1,243	$2,185,821	$3,940	$(32,746)	$7,208	$5,925	$2,171,391

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$68,353	$125,478
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on sale of hotel properties	49	155
Gain on settlement of investment in loan	(2,670)	—
Depreciation and amortization	122,136	122,532
Amortization of deferred financing costs	2,597	3,103
Other amortization	(104)	563
Equity in income from unconsolidated joint ventures	(57)	—
Distributions of income from unconsolidated joint ventures	750	—
Accretion of interest income on investment in loan	(664)	(430)
Share grants to trustees	—	57
Amortization of share-based compensation	7,964	3,935
Deferred income taxes	7,972	4,217
Changes in assets and liabilities:
Hotel and other receivables, net	(16,493)	(12,119)
Prepaid expense and other assets	74	(3,932)
Accounts payable and other liabilities	28,411	7,856
Advance deposits and deferred revenue	(1,238)	666
Accrued interest	(9,751)	(1,677)
Net cash flow provided by operating activities	207,329	250,404
Cash flows from investing activities
Acquisition of FelCor, net of cash acquired	(41,921)	—
Proceeds from the sale of hotel properties, net	(49)	2,629
Improvements and additions to hotel properties	(58,853)	(58,881)
Additions to property and equipment	(152)	(211)
Proceeds from the settlement of an investment in loan	12,792	—
Distributions from unconsolidated joint ventures in excess of earnings	—	—
Decrease (increase) in restricted cash reserves, net	5,901	(9,913)
Net cash flow used in investing activities	(82,282)	(66,376)
Cash flows from financing activities
Borrowings under Revolver	—	51,000
Repayments under Revolver	—	(51,000)
Proceeds from mortgage loans	—	11,000
Payments of mortgage loans principal	(3,168)	(2,760)
Repurchase of common shares under a share repurchase program	(2,610)	(13,271)
Repurchase of common shares to satisfy employee withholding requirements	(2,216)	(4,960)
Distributions on common shares	(150,701)	(123,345)
Distributions on Operating Partnership units	(667)	(654)
Payments of deferred financing costs	(1,050)	(5,344)
Preferred distributions - consolidated joint venture	(126)	—
Distributions to joint venture partners	—	(259)
Net cash flow used in financing activities	(160,538)	(139,593)
Net change in cash and cash equivalents	(35,491)	44,435
Cash and cash equivalents, beginning of period	456,672	134,192
Cash and cash equivalents, end of period	$421,181	$178,627

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2017, there were 175,687,508 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.6% of the outstanding OP units.

As of September 30, 2017, the Company owned 159 hotel properties with approximately 31,350 rooms, located in 26 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 155 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 157 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 158 of the 159 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

2.              Merger with FelCor Lodging Trust Incorporated

On August 31, 2017 (the "Acquisition Date"), the Company, the Operating Partnership, Rangers Sub I, LLC, a wholly owned subsidiary of the Operating Partnership ("Rangers"), and Rangers Sub II, LP, a wholly owned subsidiary of the Operating Partnership ("Partnership Merger Sub"), consummated the transactions contemplated by the definitive Agreement and Plan of Merger (the "Merger Agreement"), dated as of April 23, 2017, with FelCor Lodging Trust Incorporated ("FelCor") and FelCor Lodging Limited Partnership ("FelCor LP") pursuant to which Partnership Merger Sub merged with and into FelCor LP, with FelCor LP surviving as a wholly owned subsidiary of the Operating Partnership (the "Partnership Merger"), and, immediately thereafter, FelCor merged with and into Rangers, with Rangers surviving as a wholly owned subsidiary of the Operating Partnership (the "REIT Merger" and, together with the Partnership Merger, the "Mergers").

Upon completion of the REIT Merger and under the terms of the Merger Agreement, each issued and outstanding share of common stock, par value $0.01 per share, of FelCor (other than shares held by any wholly owned subsidiary of FelCor or by the Company or any of its subsidiaries) was converted into the right to receive 0.362 (the "Common Exchange Ratio") common shares of beneficial interest, par value $0.01 per share, of the Company (the "Common Shares"), and each issued and outstanding share of $1.95 Series A cumulative convertible preferred stock, par value $0.01 per share, of FelCor was converted into the right to receive one $1.95 Series A Cumulative Convertible Preferred Share, par value $0.01 per share, of the Company (a "Series A Preferred Share").

Upon completion of the Partnership Merger and under the terms of the Merger Agreement, each limited partner of FelCor LP was entitled to elect to exchange its outstanding common limited partnership units in FelCor LP (the "FelCor LP Common Units") for a number of newly issued Common Shares based on the Common Exchange Ratio. Upon completion of the Partnership Merger, each outstanding FelCor LP Common Unit of any holder who did not make the foregoing election was converted into the right to receive a number of common limited partnership units in the Operating Partnership (the "OP Units") based on the Common Exchange Ratio. No fractional shares of units of Common Shares or OP Units were issued in the Mergers, and the value of any fractional interests was paid in cash.

The Company accounted for the Mergers under the acquisition method of accounting in ASC 805, Business Combinations. As a result of the Mergers, the Company acquired an ownership interest in the following 37 hotel properties:

Hotel Property Name	Location	Ownership Interest	Management Company	Rooms
DoubleTree Suites by Hilton Austin	Austin, TX	100%	Hilton	188
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	Orlando, FL	100%	Hilton	229
Embassy Suites Atlanta - Buckhead	Atlanta, GA	100%	Hilton	316
Embassy Suites Birmingham	Birmingham, AL	100%	Hilton	242
Embassy Suites Boston Marlborough	Marlborough, MA	100%	Hilton	229
Embassy Suites Dallas - Love Field	Dallas, TX	100%	Aimbridge Hospitality	248
Embassy Suites Deerfield Beach - Resort & Spa	Deerfield Beach, FL	100%	Hilton	244
Embassy Suites Fort Lauderdale 17th Street	Fort Lauderdale, FL	100%	Hilton	361
Embassy Suites Los Angeles - International Airport South	El Segundo, CA	100%	Hilton	349
Embassy Suites Mandalay Beach - Hotel & Resort	Oxnard, CA	100%	Hilton	250
Embassy Suites Miami - International Airport	Miami, FL	100%	Hilton	318
Embassy Suites Milpitas Silicon Valley	Milpitas, CA	100%	Hilton	266
Embassy Suites Minneapolis - Airport	Bloomington, MN	100%	Hilton	310
Embassy Suites Myrtle Beach - Oceanfront Resort	Myrtle Beach, SC	100%	Hilton	255
Embassy Suites Napa Valley	Napa, CA	100%	Hilton	205
Embassy Suites Orlando - International Drive South/Convention Center	Orlando, FL	100%	Hilton	244
Embassy Suites Phoenix - Biltmore	Phoenix, AZ	100%	Hilton	232
Embassy Suites San Francisco Airport - South San Francisco	San Francisco, CA	100%	Hilton	312
Embassy Suites San Francisco Airport - Waterfront	Burlingame, CA	100%	Hilton	340
Embassy Suites Secaucus - Meadowlands (1)	Secaucus, NJ	50%	Hilton	261
Hilton Myrtle Beach Resort	Myrtle Beach, SC	100%	Hilton	385
Holiday Inn San Francisco - Fisherman's Wharf	San Francisco, CA	100%	InterContinental Hotels	585
San Francisco Marriott Union Square	San Francisco, CA	100%	Marriott Hotel Services	400
Sheraton Burlington Hotel & Conference Center	Burlington, VT	100%	Marriott Hotel Services	309
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	100%	Marriott Hotel Services	364
The Fairmont Copley Plaza	Boston, MA	100%	FRHI Hotels & Resorts	383
The Knickerbocker New York	New York, NY	95%	Highgate Hotels	330
The Mills House Wyndham Grand Hotel	Charleston, SC	100%	Wyndham	216
The Vinoy Renaissance St. Petersburg Resort & Golf Club	St. Petersburg, FL	100%	Marriott Hotel Services	361
Wyndham Boston Beacon Hill	Boston, MA	100%	Wyndham	304
Wyndham Houston - Medical Center Hotel & Suites	Houston, TX	100%	Wyndham	287
Wyndham New Orleans - French Quarter	New Orleans, LA	100%	Wyndham	374
Wyndham Philadelphia Historic District	Philadelphia, PA	100%	Wyndham	364
Wyndham Pittsburgh University Center	Pittsburgh, PA	100%	Wyndham	251
Wyndham San Diego Bayside	San Diego, CA	100%	Wyndham	600
Wyndham Santa Monica At The Pier	Santa Monica, CA	100%	Wyndham	132
Chateau LeMoyne - French Quarter, New Orleans (2)	New Orleans, LA	50%	InterContinental Hotels	171
				11,215

(1)
The Company owns an indirect 50% ownership interest in the real estate at this hotel property and records the real estate interests using the equity method of accounting. The Company leases the hotel property to its TRS, of which the Company owns a controlling financial interest in the operating lessee, so the Company consolidates its ownership interest in the leased hotel.

(2)
The Company owns an indirect 50% ownership interest in this hotel property and accounts for its ownership interest using the equity method of accounting. This hotel property is operated without a lease.

The total consideration for the Mergers was approximately $1.4 billion, which included the Company issuing approximately 50.4 million common shares at $20.18 per share, to FelCor common stockholders, approximately 12.9 million Series A Preferred Shares at $28.49 per share, to former FelCor preferred stockholders, approximately 0.2 million OP Units at $20.18 per unit, to former FelCor LP limited partners, and cash. The total consideration consisted of the following (in thousands):

Total Consideration
Common Shares	$1,016,227
Series A Preferred Shares	366,936
OP Units	4,342
Cash, net of cash acquired	41,921
Total consideration	$1,429,426

The Company allocated the purchase price consideration as follows (in thousands):

August 31, 2017
Investment in hotel properties	$2,673,629
Investment in unconsolidated joint ventures	25,651
Restricted cash reserves	17,038
Hotel and other receivables	28,308
Deferred income tax asset	32,000
Intangible assets	151,706
Prepaid expenses and other assets	22,525
Debt	(1,305,337)
Accounts payable and other liabilities	(115,788)
Advance deposits and deferred revenue	(23,795)
Accrued interest	(22,612)
Distributions payable	(4,312)
Noncontrolling interest in consolidated joint ventures	(5,157)
Preferred equity in a consolidated joint venture	(44,430)
Total consideration	$1,429,426

The estimated fair values for the assets acquired and the liabilities assumed are preliminary and are subject to change during the measurement period as additional information related to the inputs and assumptions used in determining the fair value of the assets and liabilities becomes available. Subsequent adjustments to the preliminary purchase price allocation are not expected to have a material impact to the Company's consolidated financial statements.

The Company used the following valuation methodologies, inputs, and assumptions to estimate the fair value of the assets acquired, the liabilities assumed, and the equity interests acquired:

•
Investment in hotel properties — The Company estimated the fair values of the land and improvements, buildings and improvements, and furniture, fixtures, and equipment at the hotel properties by using a combination of the market, cost, and income approaches. These valuation methodologies are based on significant Level 2 and Level 3 inputs in the fair value hierarchy, such as estimates of future income growth, capitalization rates, discount rates, capital expenditures, and cash flow projections at the respective hotel properties.

•
Investment in unconsolidated joint ventures — The Company estimated the fair value of its real estate interests in the unconsolidated joint ventures by using the same valuation methodologies for the investment in hotel properties noted above. The Company recognized the net assets acquired based on its respective ownership interest in the joint venture according to the joint venture agreement.

•
Deferred income tax asset — The Company estimated the fair value of the deferred income tax asset by estimating the amount of the net operating loss that will be utilized in future periods by the acquired taxable REIT subsidiaries. The Company then applied its applicable effective tax rate against the net operating losses to determine the appropriate deferred tax asset to recognize. This valuation methodology is based on Level 2 and Level 3 inputs in the fair value hierarchy.

•
Intangible assets — The Company estimated the fair value of its below market lease intangible assets by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancelable term of the lease. This valuation methodology is based on Level 2 and Level 3 inputs in the fair value hierarchy. The below market lease intangible assets are amortized as adjustments to rental expense over the remaining terms of the respective leases. The Company estimated the fair value of the advanced bookings intangible asset by using the income approach to determine the projected cash flows that a hotel property will receive as a result of future hotel room and guests events that have already been reserved and pre-booked at the hotel property as of the Acquisition Date. This valuation methodology is based on Level 3 inputs in the fair value hierarchy. The advanced bookings intangible asset is amortized to depreciation and amortization over the duration of the hotel room and guest event reservations period at the hotel property. The Company recognized the following intangible assets in the Mergers (dollars in thousands):

		Weighted Average Amortization Period (in Years)
Below market ground leases	$128,181	53
Advanced bookings	15,146	1
Other intangible assets	8,379	6
Total intangible assets	$151,706	45

•
Above market lease liabilities — The Company estimated the fair value of its above market lease liabilities by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancelable term of the lease. This valuation methodology is based on Level 2 and Level 3 inputs in the fair value hierarchy. The Company recognized approximately $14.6 million of above market lease liabilities in the Mergers, which are included in accounts payable and other liabilities in the accompanying consolidated balance sheet. The above market lease liabilities are amortized as adjustments to rental expense over the remaining terms of the respective leases.

•
Debt — The Company estimated the fair value of the Senior Notes by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 2 and Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the mortgage loans using a discounted cash flow model and incorporated various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy.

•
Noncontrolling interest in consolidated joint ventures — The Company estimated the fair value of the consolidated joint ventures by using the same valuation methodologies for the investment in hotel properties noted above. The Company then recognized the fair value of the noncontrolling interest in the consolidated joint ventures based on the joint venture partner's ownership interest in the consolidated joint venture. This valuation methodology is based on Level 2 and Level 3 inputs and assumptions in the fair value hierarchy.

•
Preferred equity in a consolidated joint venture — The Company estimated the fair value of the preferred equity in a consolidated joint venture by comparing the contractual terms of the preferred equity agreement to market-based terms of a similar preferred equity agreement, which is based on Level 3 inputs in the fair value hierarchy.

•
Restricted cash reserves, hotel and other receivables, prepaid expenses and other assets, accounts payable and other liabilities, advance deposits and deferred revenue, accrued interest, and distributions payable — The carrying amounts of the assets acquired, the liabilities assumed, and the equity interests acquired approximate fair value because of their short term maturities.

For the hotel properties acquired during the nine months ended September 30, 2017, the total revenues and net income from the date of acquisition through September 30, 2017 are included in the accompanying consolidated statements of operations as follows (in thousands):

For the one month ended September 30, 2017
Revenue	$66,457
Net income	$6,768

Other than the acquisition of FelCor, there were no other acquisitions of hotel properties during the nine months ended September 30, 2017.

The following table presents the costs that were incurred in connection with the Mergers (in thousands):

	For the three months ended September 30, 2017	For the nine month ended September 30, 2017
Transaction costs	$30,270	$34,517
Integration costs	2,193	2,193
	$32,463	$36,710

The transaction costs primarily related to transfer taxes and financial advisory, legal, and other professional service fees in connection with the Mergers. The integration costs primarily related to professional fees and employee-related costs, including compensation for transition employees. The merger-related costs noted above were expensed to transaction costs in the consolidated statements of operations.

The following unaudited condensed pro forma financial information presents the results of operations as if the Mergers had taken place on January 1, 2016.  The unaudited condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Mergers had taken place on January 1, 2016, nor is it indicative of the results of operations for future periods.  The unaudited condensed pro forma financial information is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)
Revenue	$482,839	$511,860	$1,431,409	$1,538,257
Net income attributable to common shareholders	$37,820	$57,379	$114,710	$154,282
Net income per share attributable to common shareholders - basic	$0.22	$0.33	$0.66	$0.89
Net income per share attributable to common shareholders - diluted	$0.22	$0.33	$0.66	$0.89
Weighted-average number of shares outstanding - basic	174,186,944	173,979,427	174,141,367	173,993,114
Weighted-average number of shares outstanding - diluted	174,244,252	174,194,556	174,223,424	174,217,857

3.              Summary of Significant Accounting Policies

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

The consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries, and joint ventures in which the Company has a majority voting interest and control. For the controlled subsidiaries that are not wholly-owned, the third-party ownership interest represents a noncontrolling interest, which is presented separately in the consolidated financial statements. The Company also records the real estate interests in two joint ventures in which it holds an indirect 50% interest using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

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

Investment in Unconsolidated Joint Ventures

If the Company determines that it does not have a controlling financial interest in a joint venture, either through a controlling financial interest in a variable interest entity or through the Company's voting interest in a voting interest entity, but the Company exercises significant influence over the operating and financial policies of the joint venture, the Company accounts for the joint venture using the equity method of accounting. Under the equity method of accounting, the Company's investment is adjusted each reporting period to recognize the Company's share of the net earnings or losses of the joint venture.

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if any circumstances may indicate that the carrying value of the investment exceeds its fair value on an other-than-temporary basis. When an impairment indicator is present, the Company will estimate the fair value of the investment, which will be determined by using internally developed discounted cash flow models, third-party appraisals, or if appropriate, the net sales proceeds from pending offers. If the estimated fair value is less than the carrying value, and management determines that the decline in value is considered to be other-than-temporary, the Company will recognize an impairment loss on its investment in the joint venture.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This new guidance is intended to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This new guidance provides additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. Both of these ASUs will be effective for the annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period, and the guidance requires application using a retrospective transition method. The Company expects to adopt the new guidance on January 1, 2018. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and classifications within the consolidated statement of cash flows, but such modifications are not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. The Company expects to adopt this new guidance on January 1, 2018. Based on the Company's assessment, the Company will evaluate each future acquisition (or disposal) to determine whether it will be considered to be an acquisition (or disposal) of assets or a business. The Company does not believe the accounting for each future acquisition (or disposal) of assets or a business will be materially different, therefore, the adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

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

4.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land and improvements	$1,306,524	$675,889
Buildings and improvements	5,004,884	3,050,043
Furniture, fixtures and equipment	736,135	595,816
	7,047,543	4,321,748
Accumulated depreciation	(1,070,019)	(953,972)
Investment in hotel properties, net	$5,977,524	$3,367,776

For the three and nine months ended September 30, 2017, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $44.1 million and $120.8 million, respectively. For the three and nine months ended September 30, 2016, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $40.9 million and $122.3 million, respectively.

Impairment

The Company determined that there was no impairment of any assets for either the three and nine months ended September 30, 2017 or 2016.

5.              Investment in Unconsolidated Joint Ventures

As of September 30, 2017, the Company owned 50% interests in joint ventures that owned two hotel properties. The Company also owned 50% interests in joint ventures that owned real estate and a condominium management business that are associated with two of our resort hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of September 30, 2017, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

September 30, 2017
Equity basis of the joint venture investments	$930
Cost of the joint venture investments in excess of the joint venture book value	24,029
Investment in unconsolidated joint ventures	$24,959

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

For the one month ended September 30,
2017
Unconsolidated joint venture net income attributable to the Company	$150
Depreciation of cost in excess of book value	(93)
Equity in income from unconsolidated joint ventures	$57

6.            Sale of Hotel Properties

During the nine months ended September 30, 2017, the Company did not sell any hotel properties.

During the nine months ended September 30, 2016, the Company sold one hotel property for a sale price of approximately $2.9 million. In conjunction with this transaction, the Company recorded a $0.2 million loss on sale which is included in the accompanying consolidated statement of operations.

The following table discloses the hotel property that was sold during the nine months ended September 30, 2016:

Hotel Property Name	Location	Sale Date	Rooms
Holiday Inn Express Merrillville	Merrillville, IN	February 22, 2016	62
		Total	62

Investment in Loan

In November 2009, the Company purchased a mortgage loan that was collateralized by one hotel property. The loan matured on September 6, 2017. At the date of maturity, the Company's investment in loan receivable balance was $10.1 million and the Company received $12.8 million in net proceeds from the debtor. Accordingly, the Company recognized a gain on settlement of investment in loan of approximately $2.7 million.

7.              Debt

The Company's debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Senior Notes	$1,066,275	$—
Revolver and Term Loans, net	1,170,540	1,169,308
Mortgage loans, net	648,924	413,407
Debt, net	$2,885,739	$1,582,715

Senior Notes

The Company's senior secured notes and the senior unsecured notes are collectively the "Senior Notes". The Company's Senior Notes consisted of the following (in thousands):

				Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date	September 30, 2017	December 31, 2016
Senior secured notes (1) (2) (3)	9	5.63%	March 2023	$555,046	$—
Senior unsecured notes (1) (2) (4)	—	6.00%	June 2025	511,229	—
Total Senior Notes				$1,066,275	$—

(1)	Requires payments of interest only through maturity.

(2)
Includes $30.0 million and $36.2 million at September 30, 2017 related to fair value adjustments on the senior secured notes and the senior unsecured notes, respectively, that were assumed in the Mergers.

(3)	The Company has the option to redeem the senior secured notes beginning March 1, 2018 at a premium of 102.8%.

(4)	The Company has the option to redeem the senior unsecured notes beginning June 1, 2020 at a premium of 103.0%.

The Senior Notes are subject to customary financial covenants. As of September 30, 2017, the Company was in compliance with all financial covenants.

Revolver and Term Loans

The Company has the following unsecured credit agreements in place:

•	$600.0 million revolving credit facility with a scheduled maturity date of April 22, 2020 with a one-year extension option if certain conditions are satisfied (the "Revolver");

•	$400.0 million term loan with a scheduled maturity date of March 20, 2019 (the "$400 Million Term Loan Maturing 2019");

•	$225.0 million term loan with a scheduled maturity date of November 20, 2019 (the "$225 Million Term Loan Maturing 2019");

•	$400.0 million term loan with a scheduled maturity date of April 22, 2021 (the "$400 Million Term Loan Maturing 2021"); and

•	$150.0 million term loan with a scheduled maturity date of January 22, 2022 (the "$150 Million Term Loan Maturing 2022").

The $400 Million Term Loan Maturing 2019, the $225 Million Term Loan Maturing 2019, the $400 Million Term Loan Maturing 2021, and the $150 Million Term Loan Maturing 2022 are collectively the "Term Loans". The Revolver and Term Loans are subject to customary financial covenants. As of September 30, 2017 and December 31, 2016, the Company was in compliance with all financial covenants.

The Company's unsecured credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at September 30, 2017 (1)	Maturity Date	September 30, 2017	December 31, 2016
Revolver (2)	2.73%	April 2020	$—	$—
$400 Million Term Loan Maturing 2019	2.72%	March 2019	400,000	400,000
$225 Million Term Loan Maturing 2019	4.04%	November 2019	225,000	225,000
$400 Million Term Loan Maturing 2021	3.00%	April 2021	400,000	400,000
$150 Million Term Loan Maturing 2022	3.43%	January 2022	150,000	150,000
			1,175,000	1,175,000
Deferred financing costs, net (3)			(4,460)	(5,692)
Total Revolver and Term Loans, net			$1,170,540	$1,169,308

(1)	Interest rate at September 30, 2017 gives effect to interest rate hedges.

(2)
At September 30, 2017 and December 31, 2016, there was $600.0 million and $400.0 million, respectively, of borrowing capacity on the Revolver. On August 31, 2017, the Company amended the Revolver to increase the borrowing capacity from $400.0 million to $600.0 million. The Company has the ability to further increase the borrowing capacity to $750.0 million, subject to certain lender requirements.

(3)
Excludes $2.7 million and $2.3 million as of September 30, 2017 and December 31, 2016, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Principal balance at
Lender	Number of Assets Encumbered	Interest Rate at September 30, 2017 (1)	Maturity Date		September 30, 2017	December 31, 2016
Wells Fargo (5)	4	4.04%	March 2018	(3)	$144,000	$146,250
Wells Fargo (2)	4	4.03%	October 2018	(4)	150,000	150,000
PNC Bank (2) (6)	5	3.33%	March 2021	(7)	85,000	85,000
Wells Fargo (9)	1	5.25%	June 2022		33,078	33,666
PNC Bank/Wells Fargo (10)	4	4.95%	October 2022		121,614	—
Prudential (11)	1	4.94%	October 2022		30,504	—
Scotiabank (2) (8) (12)	1	LIBOR + 3.00%	December 2017		85,514	—
	20				649,710	414,916
Deferred financing costs, net					(786)	(1,509)
Total mortgage loans, net					$648,924	$413,407

(1)	Interest rate at September 30, 2017 gives effect to interest rate hedges.

(2)	Requires payments of interest only through maturity.

(3)	The maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

(4)
In October 2017, the Company extended the maturity date for a one-year term. The maturity date may be extended for three additional one-year terms at the Company's option, subject to certain lender requirements.

(5)	Two of the four hotels encumbered by the Wells Fargo loan are cross-collateralized.

(6)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(7)	The maturity date may be extended for two one-year terms at the Company’s option, subject to certain lender requirements.

(8)	This mortgage loan can be extended for one year, subject to certain lender requirements.

(9)	Includes $0.9 million and $1.0 million at September 30, 2017 and December 31, 2016, respectively, related to a fair value adjustment on mortgage debt assumed in conjunction with an acquisition.

(10)	Includes $3.2 million at September 30, 2017 related to fair value adjustments on the mortgage loans that were assumed in the Mergers.

(11)	Includes $0.8 million at September 30, 2017 related to a fair value adjustment on the mortgage loan that was assumed in the Mergers.

(12)	Includes $0.5 million at September 30, 2017 related to a fair value adjustment on the mortgage loan that was assumed in the Mergers.

Certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with all financial covenants at September 30, 2017 and December 31, 2016.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Senior Notes	$3,980	$—	$3,980	$—
Revolver and Term Loans	9,834	9,662	28,981	29,138
Mortgage loans	4,943	4,009	12,969	11,992
Amortization of deferred financing costs	893	881	2,597	3,103
Total interest expense	$19,650	$14,552	$48,527	$44,233

8.              Derivatives and Hedging

The Company's interest rate swaps consisted of the following (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Swap-cash flow	1.12%	November 2017	$275,000	$275,000	$75	$(558)
Swap-cash flow	1.56%	March 2018	175,000	175,000	(223)	(1,251)
Swap-cash flow	1.64%	March 2018	175,000	175,000	(288)	(1,413)
Swap-cash flow	1.83%	September 2018	15,840	16,088	(65)	(193)
Swap-cash flow	1.75%	September 2018	15,840	16,088	(53)	(172)
Swap-cash flow	1.83%	September 2018	38,880	39,488	(160)	(474)
Swap-cash flow	1.75%	September 2018	39,840	40,462	(134)	(433)
Swap-cash flow	1.83%	September 2018	17,280	17,550	(71)	(211)
Swap-cash flow	1.75%	September 2018	16,320	16,575	(55)	(177)
Swap-cash flow	2.02%	March 2019	125,000	125,000	(945)	(2,090)
Swap-cash flow	1.94%	March 2019	100,000	100,000	(644)	(1,505)
Swap-cash flow	1.27%	March 2019	125,000	125,000	493	54
Swap-cash flow (1)	1.96%	March 2019	100,000	100,000	(517)	(516)
Swap-cash flow (1)	1.85%	March 2019	50,000	50,000	(184)	(184)
Swap-cash flow (1)	1.81%	March 2019	50,000	50,000	(159)	(159)
Swap-cash flow (1)	1.74%	March 2019	25,000	25,000	(57)	(57)
Swap-cash flow (2)	1.80%	September 2020	33,000	33,000	28	111
Swap-cash flow (2)	1.80%	September 2020	82,000	82,000	70	277
Swap-cash flow (2)	1.80%	September 2020	35,000	35,000	30	118
Swap-cash flow	1.81%	October 2020	143,000	143,000	(425)	(1,113)
Swap-cash flow (3)	1.15%	April 2021	100,000	100,000	2,097	2,513
Swap-cash flow (3)	1.20%	April 2021	100,000	100,000	1,943	2,360
Swap-cash flow (3)	2.15%	April 2021	75,000	75,000	(735)	(410)
Swap-cash flow (3)	1.91%	April 2021	75,000	—	(176)	—
Swap-cash flow	1.61%	June 2021	50,000	50,000	303	224
Swap-cash flow	1.56%	June 2021	50,000	50,000	410	352
Swap-cash flow	1.71%	June 2021	50,000	50,000	119	5
			$2,137,000	$2,064,251	$677	$(4,902)

(1)	Effective between the maturity of the existing swap in November 2017 and the maturity of the debt in March 2019.

(2)	Effective between the maturity of the existing swaps in September 2018 and September 2020.

(3)	Effective between the maturity of the existing swaps in March 2018 and the maturity of the debt in April 2021.

 As of September 30, 2017 and December 31, 2016, the aggregate fair value of the interest rate swap assets of $5.6 million and $6.0 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of September 30, 2017 and December 31, 2016, the aggregate fair value of the interest rate swap liabilities of $4.9 million and $10.9 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of September 30, 2017, there was approximately $0.7 million of unrealized gains included in accumulated other comprehensive income related to interest rate hedges that are effective in offsetting the variable cash flows. As of December 31, 2016, there was approximately $4.9 million of unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the three and nine month periods ended September 30, 2017 and 2016. For the three and nine months ended September 30, 2017, approximately $1.3 million and $6.2 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense. For the three and nine months ended September 30, 2016, approximately $4.0 million and $12.3 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense. Approximately $3.6 million of the unrealized losses included in accumulated other comprehensive income (loss) at September 30, 2017 is expected to be reclassified into interest expense within the next 12 months.

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

•
Debt — The Company estimated the fair value of the Senior Notes by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 2 and Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the Revolver and Term Loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms, which are Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the mortgage loans using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy.

The fair value of the Company's debt was as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$1,066,275	$1,053,797	$—	$—
Revolver and Term Loans, net	1,170,540	1,175,739	1,169,308	1,176,798
Mortgage loans, net	648,924	641,707	413,407	402,134
Debt, net	$2,885,739	$2,871,243	$1,582,715	$1,578,932

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 (in thousands):

	Fair Value at September 30, 2017
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$5,569	$—	$5,569
Interest rate swap liability	—	(4,892)	—	(4,892)
Total	$—	$677	$—	$677

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$6,014	$—	$6,014
Interest rate swap liability	—	(10,916)	—	(10,916)
Total	$—	$(4,902)	$—	$(4,902)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

10.              Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 2011.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to shareholders.  The Company’s intention is to adhere to the REIT qualification requirements and to maintain its qualification for taxation as a REIT.  As a REIT, the Company is generally not subject to federal corporate income tax on the portion of taxable income that is distributed to shareholders.  If the Company fails to qualify for taxation as a REIT in any taxable year, the Company will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and it may not be able to qualify as a REIT for four subsequent taxable years. As a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on undistributed taxable income. The Company’s taxable REIT subsidiaries ("TRS") will generally be subject to U.S. federal, state, and local income taxes at the applicable rates.

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

The Company had no accruals for tax uncertainties as of September 30, 2017 and December 31, 2016.

11.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of September 30, 2017 and December 31, 2016, approximately $78.3 million and $67.2 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Other than the legal proceedings mentioned below, neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Shareholder Litigation

The Company and several affiliated entities were named as defendants in four putative shareholder class action lawsuits filed in connection with RLJ's merger with FelCor. The first case, Assad v. FelCor Lodging Trust, Inc. et al., Case No. 1:17-cv-01744 (D. Md.) (the “Assad Lawsuit”), named as defendants the Company and certain affiliated entities, as well as FelCor, its former directors, and FelCor LP. The Assad Lawsuit was filed on June 26, 2017 in the United States District Court for the District of Maryland (the "Maryland Court"). The second case, Bagheri v. FelCor Lodging Trust, Inc., et al., Case No. 3:17-cv-01892 (the “Bagheri Lawsuit”), named as defendants the Company and certain affiliated entities, as well as FelCor, its former directors, and FelCor LP. The Bagheri Lawsuit was filed on July 17, 2017 in the United States District Court for the Northern District of Texas but was subsequently transferred to the Maryland Court. The third case, Johnson v. FelCor Lodging Trust Inc., et al., Case No. 1:17-cv-01786 (D. Md.) (the "Johnson Lawsuit"), named as defendants FelCor and its former directors. The Johnson Lawsuit was filed on June 28, 2017 in the Maryland Court. The fourth case, Sachs Investment Group v. FelCor Lodging Trust Inc., et al., Case No. 1:17-cv-01933 (D. Md.) (the "Sachs Lawsuit"), named as defendants FelCor and its former directors. The Sachs Lawsuit was filed on July 11, 2017 in the Maryland Court. Each of the lawsuits allege violations of the Securities and Exchange Act of 1934 (the “Exchange Act”) arising in connection with the filing of the Company's Registration Statement on Form S-4 (the "Registration Statement") that was filed in connection with the Company's merger with FelCor. The plaintiffs in the lawsuits sought, among other things, damages, rescission of the Mergers, changes to the Registration Statement, an award of attorney's fees, and declaratory relief stating that the defendants violated the Exchange Act.

On July 21, 2017, the plaintiff in the Johnson Lawsuit filed a motion for preliminary injunction seeking to enjoin the Mergers. On August 8, 2017, however, the plaintiff withdrew that motion and represented that certain supplemental disclosures made by FelCor had addressed the basis for its preliminary injunction request.

On August 10, 2017, an order was entered consolidating the three original Maryland cases under the caption In Re FelCor Lodging Securities Litig., Case No. 1:17-cv-1786 (the "Consolidated Action"). The Assad Lawsuit was designated as the lead case for the Consolidated Action. On September 28, 2017, the Bagheri Lawsuit was also consolidated into the Consolidated Action.

On August 11, 2017, the Maryland Court entered an order regarding the selection of a Lead Plaintiff for the Consolidated Action. No stockholder moved for appointment and no Lead Plaintiff was appointed by the Court.

On October 26, 2017, the plaintiff and defendants in the Bagheri Lawsuit filed a stipulation of voluntary dismissal without prejudice. The Maryland Court entered an order dismissing the lawsuit that same day, and ordered the clerk to close the case.

On November 2, 2017, the plaintiffs in the Assad, Johnson, and Sachs lawsuits filed a notice of voluntary dismissal without prejudice. The Maryland Court entered an order dismissing the lawsuit that same day.

Pension Trust Litigation

Prior to the Mergers, on March 24, 2016, an affiliate of InterContinental Hotels Group PLC ("IHG"), which was previously the hotel management company for three of FelCor's hotels (two of which were sold in 2006, and one of which was converted by FelCor into a Wyndham brand and operation in 2013), notified FelCor that the National Retirement Fund in which the employees at those hotels had participated had assessed a withdrawal liability of $8.3 million, with required quarterly payments including interest, in connection with the termination of IHG’s operation of those hotels. FelCor's hotel management agreements with IHG stated that it may be obligated to indemnify and hold IHG harmless for some or all of any amount ultimately contributed to the pension trust fund with respect to those hotels.

Based on the current assessment of the claim, the resolution of this matter may not occur until 2022. As of September 30, 2017, the Company had accrued approximately $5.7 million for the future quarterly payments to the pension trust fund.

The Company plans to vigorously defend the underlying claims and, if appropriate, IHG’s demand for indemnification.

Management Agreements

As of September 30, 2017, 158 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years. This number includes certain hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton (nineteen hotels), Hyatt (ten hotels), Marriott (eight hotels), Wyndham (eight hotels), and other hotel brands (two hotels). Each management company receives a base management fee generally between 3.0% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally between 2.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2017, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $10.9 million and $32.5 million, respectively. For the three and nine months ended September 30, 2016, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $10.6 million and $34.2 million, respectively.

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100 million limit over the term and an annual $21.5 million limit. During the one month ended September 30, 2017, the Company recorded $1.2 million for the pro-rata portion of the projected aggregate full-year guaranties. The Company recognized this amount as a reduction of Wyndham's contractual management and other fees.

Franchise Agreements

As of September 30, 2017, 110 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes certain hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton (nineteen hotels), Hyatt (ten hotels), Marriott (eight hotels), Wyndham (eight hotels), and other hotel brands (two hotels), respectively. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of generally 3.0% of food and beverage revenues.  Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2017, the Company incurred franchise fee expense of approximately $18.6 million and $53.6 million, respectively. For the three and nine months ended September 30, 2016, the Company incurred franchise fee expense of approximately $19.0 million and $56.6 million, respectively.

12.       Equity

Common Shares of Beneficial Interest

In 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $400.0 million of the Common Shares through December 31, 2016. On February 17, 2017, the Company's board of trustees extended the duration of the share repurchase program to February 28, 2018 and increased the authorized amount that may be repurchased by $40.0 million to a total of $440.0 million. During the nine months ended September 30, 2017, the Company repurchased and retired 122,508 Common Shares for approximately $2.6 million. As of September 30, 2017, the share repurchase program had a remaining capacity of $198.9 million. During the nine months ended September 30, 2016, the Company repurchased and retired 610,607 Common Shares for approximately $13.3 million.

As a result of the REIT Merger, the Company issued 50.4 million Common Shares at a price of $20.18 per share to former FelCor common stockholders as consideration in the REIT Merger.

Series A Preferred Shares

On August 31, 2017, the Company designated and authorized the issuance of up to 12,950,000 $1.95 Series A Preferred Shares. The Company issued 12,879,475 Series A Preferred Shares, at a price of $28.49 per share, to former FelCor preferred stockholders as consideration in the REIT Merger. The holders of the Series A Preferred Shares are entitled to receive dividends that are payable in cash in an amount equal to the greater of (i) $1.95 per annum or (ii) the cash distributions declared or paid for the corresponding period on the number of Common Shares into which a Series A Preferred Share is then convertible.

Noncontrolling Interest

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of Common Shares. As a result of the Partnership Merger, the Operating Partnership issued 215,152 OP units at a price of $20.18 per unit, to former FelCor LP limited partners as consideration in the Partnership Merger. As of September 30, 2017, 773,902 outstanding OP Units are held by the limited partners. During the nine months ended September 30, 2016, the Company issued 335,250 Common Shares in exchange for redeemed OP Units. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

Consolidated Joint Venture Preferred Equity

The Company's joint venture that redeveloped The Knickerbocker raised $45.0 million ($44.4 million net of issuance costs) through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. The purchasers receive a 3.25% current annual return (which increases to 8% if the Company does not redeem the equity interest before the fifth anniversary of the respective equity issuance), plus a 0.25% non-compounding annual return payable at redemption. The preferred equity raised by the joint venture is included in preferred equity in a consolidated joint venture on the consolidated balance sheets.

13.       Equity Incentive Plan

The Company may issue share-based awards to officers, employees, non-employee trustees and other eligible persons under the RLJ Lodging Trust 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for a maximum of 7,500,000 Common Shares to be issued in the form of share options, share appreciation rights, restricted share awards, unrestricted share awards, share units, dividend equivalent rights, long-term incentive units, other equity-based awards and cash bonus awards.

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

A summary of the unvested restricted shares as of September 30, 2017 is as follows:

	2017
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	649,447	$23.00
Granted	425,076	23.15
Vested	(271,551)	23.67
Forfeited	(5,866)	23.27
Unvested at September 30,	797,106	$22.86

For the three and nine months ended September 30, 2017, the Company recognized approximately $2.0 million and $6.7 million, respectively, of share-based compensation expense related to restricted share awards. For the three and nine months ended September 30, 2016, the Company recognized approximately $1.6 million and $5.0 million, respectively, of share-based compensation expense related to restricted share awards, which includes a benefit of $0.5 million as a result of the forfeiture of unvested restricted shares upon the resignation of the Company's President and Chief Executive Officer in May 2016. As of September 30, 2017, there was $16.6 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.5 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the nine months ended September 30, 2017 and 2016 was approximately $5.7 million and $4.5 million, respectively.

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

For the three and nine months ended September 30, 2017, the Company recognized approximately $0.5 million and $1.3 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and nine months ended September 30, 2016, the Company recognized share-based compensation expense of $0.3 million and a share-based compensation benefit of $1.1 million, respectively, related to the performance unit awards, which includes a benefit of $2.3 million for the nine months ended September 30, 2016 as a result of the forfeiture of unvested restricted shares related to the conversion of the performance units upon the resignation of the Company's President and Chief Executive Officer in May

2016. As of September 30, 2017, there was $4.8 million of total unrecognized compensation cost related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.7 years.

As of September 30, 2017, there were 3,455,332 Common Shares available for future grant under the 2015 Plan.

14.       Earnings per Common Share

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

The limited partners’ outstanding OP Units (which may be redeemed for Common Shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and nine months ended September 30, 2017 and 2016, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per Common Share is as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to RLJ	$3,914	$41,174	$67,918	$124,918
Less: Preferred dividends	(2,093)	—	(2,093)	—
Less: Dividends paid on unvested restricted shares	(243)	(204)	(798)	(891)
Less: Undistributed earnings attributable to unvested restricted shares	—	(1)	—	(8)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1,578	$40,969	$65,027	$124,019

Denominator:
Weighted-average number of Common Shares - basic	140,249,961	123,621,323	129,317,120	123,635,010
Unvested restricted shares	57,308	194,210	82,057	224,743
Unvested performance units	—	20,919	—	—
Weighted-average number of Common Shares - diluted	140,307,269	123,836,452	129,399,177	123,859,753

Net income per share attributable to common shareholders - basic	$0.01	$0.33	$0.50	$1.00

Net income per share attributable to common shareholders - diluted	$0.01	$0.33	$0.50	$1.00

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2017	2016
Interest paid	$34,170	$42,807

Income taxes paid	$1,107	$1,560

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$—	$2,850
Transaction costs	(49)	(122)
Operating prorations	—	(99)
Proceeds from the sale of hotel properties, net	$(49)	$2,629

Supplemental non-cash transactions (1)
Accrued capital expenditures	$5,465	$2,500
Redemption of OP Units	$—	$4,325

(1) Refer to Note 2, Merger with FelCor Lodging Trust, for information related to the non-cash investing and financing activities associated with the acquisition of FelCor.

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

We are cautiously optimistic that continued expansion of the U.S. economy will generate positive lodging demand and RevPAR growth for the industry. However, in light of accelerating supply, RevPAR growth is likely to be moderate.

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

On August 31, 2017, we completed our merger with FelCor Lodging Trust Incorporated ("FelCor"). The combined company, headquartered in Bethesda, Maryland, will continue to be led by our existing senior management team. As of September 30, 2017, we owned 159 hotels with approximately 31,350 rooms, located in 26 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 155 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 157 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. We lease 158 of the 159 hotel properties to our taxable REIT subsidiaries ("TRS"), of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of September 30, 2017, we owned, through a combination of direct and indirect interests, 99.6% of the units of limited partnership interest in the Operating Partnership ("OP units").

Recent Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our portfolio's quality, recycling capital and maintaining a prudent capital structure. During the nine months ended September 30, 2017, the following significant activities took place:

•
On August 31, 2017, we completed the merger transaction with FelCor for a total purchase price of approximately $1.4 billion. As a result, we acquired an ownership interest in 37 hotel properties that are located in major urban and resort markets.

•	We declared a cash dividend of $0.4875 on each Series A Preferred Share.

•	We declared a cash dividend of $0.33 per Common Share in each of the first, second, and third quarters of 2017.

Our Customers

The majority of our hotels consist of premium-branded, focused-service and compact full-service hotels. As a result of this property profile, the majority of our customers are transient in nature. Transient business typically represents individual business or leisure travelers. The majority of our hotels are located in business districts within major metropolitan areas. Accordingly, business travelers represent the majority of the transient demand at our hotels. As a result, macroeconomic factors impacting business travel have a greater effect on our business than factors impacting leisure travel.

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

Our Revenues and Expenses

Our revenue is primarily derived from the operation of hotels, including the sale of rooms, food and beverage revenue and other revenue, which consists of parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees.

Our operating costs and expenses consist of the costs to provide hotel services, including room expense, food and beverage expense, management and franchise fees and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance and utility costs. Our hotels that are subject to franchise agreements are charged a royalty fee, plus additional fees for marketing, central reservation systems and other franchisor costs, in order for the hotel properties to operate under the respective brands. Franchise fees are based on a percentage of room revenue and for certain hotels additional franchise fees are charged for food and beverage revenue. Our hotels are managed by independent, third-party management companies under long-term agreements pursuant to which the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel property. We generally receive a cash distribution from the hotel management companies on a monthly basis, which reflects the hotel-level sales less hotel-level operating expenses.

Key Indicators of Financial Performance

We use a variety of operating, financial and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as well as other financial measures that are non-GAAP measures. In addition, we use other information that may not be financial in nature, including industry standard statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or the business as a whole. We also use these metrics to evaluate the hotels in our portfolio and potential acquisition opportunities to determine each hotel's contribution to cash flow and its potential to provide attractive long-term total returns. The key indicators include:

•	Average Daily Rate ("ADR")

•	Occupancy

•	RevPAR
ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring the operating performance at the individual hotel property level and across our entire business. We evaluate the individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue.

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

Results of Operations

At September 30, 2017 and 2016, we owned 159 and 125 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2017 and 2016.  The non-comparable hotel properties include 37 hotel properties that were acquired in the merger with FelCor and four dispositions that were completed between January 1, 2016 and September 30, 2017.

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016

	For the three months ended September 30,
	2017	2016	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$292,046	$260,659	$31,387	12.0%
Food and beverage revenue	35,580	26,001	9,579	36.8%
Other revenue	13,629	9,599	4,030	42.0%
Total revenue	$341,255	$296,259	$44,996	15.2%
Expense
Operating expense
Room expense	$69,380	$59,671	$9,709	16.3%
Food and beverage expense	27,061	19,135	7,926	41.4%
Management and franchise fee expense	29,571	29,607	(36)	(0.1)%
Other operating expense	78,120	62,162	15,958	25.7%
Total property operating expense	204,132	170,575	33,557	19.7%
Depreciation and amortization	45,231	40,953	4,278	10.4%
Property tax, insurance and other	23,618	20,575	3,043	14.8%
General and administrative	9,506	7,215	2,291	31.8%
Transaction costs	32,607	98	32,509	—%
Total operating expense	315,094	239,416	75,678	31.6%
Operating income	26,161	56,843	(30,682)	(54.0)%
Other income	110	112	(2)	(1.8)%
Interest income	1,157	430	727	—%
Interest expense	(19,650)	(14,552)	(5,098)	35.0%
Gain on settlement of investment in loan	2,670	—	2,670	—%
Income before equity in income from unconsolidated joint ventures	10,448	42,833	(32,385)	(75.6)%
Equity in income from unconsolidated joint ventures	57	—	57	—%
Income before income tax expense	10,505	42,833	(32,328)	(75.5)%
Income tax expense	(6,375)	(1,439)	(4,936)	343.0%
Income from operations	4,130	41,394	(37,264)	(90.0)%
Loss on sale of hotel properties	(19)	(5)	(14)	—%
Net income	4,111	41,389	(37,278)	(90.1)%
Net income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(32)	(32)	—	—%
Noncontrolling interest in the Operating Partnership	(43)	(183)	140	(76.5)%
Preferred distributions from a consolidated joint venture	(122)	—	(122)	—%
Net income attributable to RLJ	3,914	41,174	(37,260)	(90.5)%
Preferred dividends	(2,093)	—	(2,093)	—%
Net income attributable to common shareholders	$1,821	$41,174	$(39,353)	(95.6)%

Revenue

Total revenue increased $45.0 million, or 15.2%, to $341.3 million for the three months ended September 30, 2017 from $296.3 million for the three months ended September 30, 2016. The increase was the result of a $31.4 million increase in room revenue, a $9.6 million increase in food and beverage revenue and a $4.0 million increase in other operating department revenue.

Room Revenue

Room revenue increased $31.4 million, or 12.0%, to $292.0 million for the three months ended September 30, 2017 from $260.7 million for the three months ended September 30, 2016.  The increase was a result of a $37.0 million increase in room revenue attributable to the non-comparable properties, partially offset by a $5.6 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 2.3% decrease in RevPAR, led by RevPAR decreases in our Chicago and Austin markets of 8.6% and 5.7%, respectively, which were partially offset by RevPAR increases in our Houston, Denver, and Southern California markets of 5.2%, 1.7%, and 1.7%, respectively.

The following are the quarter-to-date key hotel operating statistics for the comparable properties owned at September 30, 2017 and 2016, respectively:

	For the three months ended September 30,
	2017	2016	% Change
Number of comparable properties (at end of period)	122	122	—
Occupancy	80.2%	81.2%	(1.2)%
ADR	$161.86	$163.63	(1.1)%
RevPAR	$129.88	$132.89	(2.3)%

Food and Beverage Revenue

Food and beverage revenue increased $9.6 million, or 36.8%, to $35.6 million for the three months ended September 30, 2017 from $26.0 million for the three months ended September 30, 2016. The increase was a result of a $10.5 million increase in food and beverage revenue attributable to the non-comparable properties, partially offset by a $1.0 million decrease in food and beverage revenue attributable to the comparable properties.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees, increased $4.0 million, or 42.0%, to $13.6 million for the three months ended September 30, 2017 from $9.6 million for the three months ended September 30, 2016.  The increase was due to a $4.2 million increase in other revenue attributable to the non-comparable properties, partially offset by a $0.1 million decrease in other revenue attributable to the comparable properties.

Property Operating Expense

Property operating expense increased $33.6 million, or 19.7%, to $204.1 million for the three months ended September 30, 2017 from $170.6 million for the three months ended September 30, 2016. The increase was due to an $33.2 million increase in property operating expense attributable to the non-comparable properties and a $0.3 million increase in property operating expense attributable to the comparable properties. The increase in property operating expense attributable to the comparable properties was due to higher room expense, food and beverage expense, and other operating costs.  Room expense, food and beverage expense, and other operating costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, decreased as a result of lower revenues at the comparable properties.

Depreciation and Amortization

Depreciation and amortization expense increased $4.3 million, or 10.4%, to $45.2 million for the three months ended September 30, 2017 from $41.0 million for the three months ended September 30, 2016. The increase was a result of a $5.5 million increase in depreciation and amortization expense attributable to the non-comparable properties, partially offset by a

$1.2 million decrease in depreciation and amortization expense attributable to the comparable properties as a result of furniture, fixtures and equipment at certain hotel properties that were fully depreciated in 2016.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $3.0 million, or 14.8%, to $23.6 million for the three months ended September 30, 2017 from $20.6 million for the three months ended September 30, 2016.  The increase was attributable to a $3.4 million increase in property tax, insurance and other expense attributable to the non-comparable properties, partially offset by a $0.4 million decrease in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense increased $2.3 million, or 31.8%, to $9.5 million for the three months ended September 30, 2017 from $7.2 million for the three months ended September 30, 2016.  The increase in general and administrative expense was primarily attributable to a $2.4 million increase in compensation expense, partially offset by a net decrease of $0.1 million in other general and administrative costs, including legal fees and other professional fees and costs. The increase in compensation expense for the three months ended September 30, 2017 was due to an increase in salary, bonus, and other employee compensation costs.

Transaction Costs

Transaction costs increased $32.5 million to $32.6 million for the three months ended September 30, 2017 from $0.1 million for the three months ended September 30, 2016. The increase in transaction costs was attributable to approximately $30.3 million in transaction costs and $2.2 million in integration costs that were incurred by the Company related to the merger with FelCor.

Interest Expense

The components of our interest expense for the three months ended September 30, 2017 and 2016 were as follows (in thousands):

	For the three months ended September 30,
	2017	2016	$ Change	% Change
Senior Notes	$3,980	$—	$3,980	—%
Revolver and Term Loans	9,834	9,662	172	1.8%
Mortgage loans	4,943	4,009	934	23.3%
Amortization of deferred financing costs	893	881	12	1.4%
Total interest expense	$19,650	$14,552	$5,098	35.0%

Interest expense increased $5.1 million, or 35.0%, to $19.6 million for the three months ended September 30, 2017 from $14.6 million for the three months ended September 30, 2016.  The increase in interest expense was primarily due to assuming the Senior Notes and mortgage loans in the merger with FelCor.

Gain on Settlement of Investment in Loan

During the three months ended September 30, 2017, the Company recognized a gain on settlement of investment in loan of approximately $2.7 million as a result of the investment in loan maturing in September 2017.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. The effective tax rates were 65.6% and 3.4% for the three months ended September 30, 2017 and 2016, respectively. Income tax expense increased $4.9 million to $6.4 million for the three months ended September 30, 2017 from $1.4 million for the three months ended September 30, 2016. The increase was due to deferred tax expense arising from an increase in income at a TRS during the three months ended September 30, 2017.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

	For the nine months ended September 30,
	2017	2016	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$770,751	$777,211	$(6,460)	(0.8)%
Food and beverage revenue	91,392	82,602	8,790	10.6%
Other revenue	31,628	28,729	2,899	10.1%
Total revenue	$893,771	$888,542	$5,229	0.6%
Expense
Operating expense
Room expense	$176,523	$173,783	$2,740	1.6%
Food and beverage expense	66,458	59,477	6,981	11.7%
Management and franchise fee expense	86,110	90,869	(4,759)	(5.2)%
Other operating expense	195,000	184,133	10,867	5.9%
Total property operating expense	524,091	508,262	15,829	3.1%
Depreciation and amortization	122,136	122,532	(396)	(0.3)%
Property tax, insurance and other	60,929	60,032	897	1.5%
General and administrative	28,757	23,522	5,235	22.3%
Transaction costs	36,923	257	36,666	—%
Total operating expense	772,836	714,605	58,231	8.1%
Operating income	120,935	173,937	(53,002)	(30.5)%
Other income	323	86	237	—%
Interest income	2,306	1,240	1,066	86.0%
Interest expense	(48,527)	(44,233)	(4,294)	9.7%
Gain on settlement of an investment in loan	2,670	—	2,670	—%
Income before equity in income from unconsolidated joint ventures	77,707	131,030	(53,323)	(40.7)%
Equity in income from unconsolidated joint ventures	57	—	57	—%
Income before income tax expense	77,764	131,030	(53,266)	(40.7)%
Income tax expense	(9,362)	(5,397)	(3,965)	73.5%
Income from operations	68,402	125,633	(57,231)	(45.6)%
Loss on sale of hotel properties	(49)	(155)	106	(68.4)%
Net income	68,353	125,478	(57,125)	(45.5)%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	5	(7)	12	(171.4)%
Noncontrolling interest in the Operating Partnership	(318)	(553)	235	(42.5)%
Preferred distributions from a consolidated joint venture	(122)	—	(122)	—%
Net income attributable to RLJ	67,918	124,918	(57,000)	(45.6)%
Preferred dividends	(2,093)	—	(2,093)	—%
Net income attributable to common shareholders	$65,825	$124,918	$(59,093)	(47.3)%

Revenue

Total revenue increased $5.2 million, or 0.6%, to $893.8 million for the nine months ended September 30, 2017 from $888.5 million for the nine months ended September 30, 2016. The increase was a result of an $8.8 million increase in food and beverage revenue and a $2.9 million increase in other operating department revenue, partially offset by a $6.5 million decrease in room revenue.

Room Revenue

Room revenue decreased $6.5 million, or 0.8%, to $770.8 million for the nine months ended September 30, 2017 from $777.2 million for the nine months ended September 30, 2016.  The decrease was a result of an $18.3 million decrease in room revenue attributable to the comparable properties, partially offset by an $11.9 million increase in room revenue attributable to the non-comparable properties. The decrease in room revenue from the comparable properties was attributable to a 2.1% decrease in RevPAR, led by RevPAR decreases in our Louisville and New York markets of 9.9% and 5.6%, respectively, which were partially offset by RevPAR increases in our Southern California and Washington D.C. markets of 4.6% and 3.7%, respectively.

The following are the year-to-date key hotel operating statistics for the comparable properties owned at September 30, 2017 and 2016, respectively:

	For the nine months ended September 30,
	2017	2016	% Change
Number of comparable properties (at end of period)	122	122	—
Occupancy	78.5%	79.6%	(1.4)%
ADR	$166.64	$167.94	(0.8)%
RevPAR	$130.85	$133.69	(2.1)%

Food and Beverage Revenue

Food and beverage revenue increased $8.8 million, or 10.6%, to $91.4 million for the nine months ended September 30, 2017 from $82.6 million for the nine months ended September 30, 2016. The increase was a result of a $10.3 million increase in food and beverage revenue attributable to the non-comparable properties, partially offset by a $1.5 million decrease in food and beverage revenue attributable to the comparable properties.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees, increased $2.9 million, or 10.1%, to $31.6 million for the nine months ended September 30, 2017 from $28.7 million for the nine months ended September 30, 2016.  The increase was due to a $3.6 million increase in other revenue attributable to the non-comparable properties, partially offset by a $0.7 million decrease in other revenue attributable to the comparable properties.

Property Operating Expense

Property operating expense increased $15.8 million, or 3.1%, to $524.1 million for the nine months ended September 30, 2017 from $508.3 million for the nine months ended September 30, 2016. The increase was due to a $17.4 million increase in property operating expense attributable to the non-comparable properties, partially offset by a $1.6 million decrease in property operating expense attributable to the comparable properties. The decrease in property operating expense attributable to the comparable properties was primarily due to lower food and beverage expense and management and franchise fees. Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, decreased as a result of lower revenues at the comparable properties.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.4 million, or 0.3%, to $122.1 million for the nine months ended September 30, 2017 from $122.5 million for the nine months ended September 30, 2016. The decrease was a result of a $3.1 million decrease in depreciation and amortization expense attributable to the comparable properties as a result of furniture, fixtures and equipment at certain hotel properties that were fully depreciated in 2016, partially offset by a $2.7 million increase in depreciation and amortization expense attributable to the non-comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $0.9 million, or 1.5%, to $60.9 million for the nine months ended September 30, 2017 from $60.0 million for the nine months ended September 30, 2016.  The increase was attributable to a $0.5 million increase in property tax, insurance and other expense attributable to the comparable properties and a $0.4 million increase in property tax, insurance and other expense attributable to the non-comparable properties.

General and Administrative

General and administrative expense increased $5.2 million, or 22.3%, to $28.8 million for the nine months ended September 30, 2017 from $23.5 million for the nine months ended September 30, 2016.  The increase in general and administrative expense was primarily attributable to a $5.9 million increase in compensation expense, partially offset by a net decrease of $0.7 million in other general and administrative costs, including legal fees and other professional fees and costs. The increase in compensation expense for the nine months ended September 30, 2017 was primarily due to a benefit of $2.8 million realized from the forfeiture of restricted shares and performance units upon the resignation of the Company's President and Chief Executive Officer during the nine months ended September 30, 2016. In addition, there was an increase in salary, bonus, and other employee compensation costs.

Transaction Costs

Transaction costs increased $36.7 million to $36.9 million for the nine months ended September 30, 2017 from $0.3 million for the nine months ended September 30, 2016. The increase in transaction costs was attributable to approximately $34.5 million in transaction costs and $2.2 million in integration costs that were incurred by the Company related to the merger with FelCor.

Interest Expense

The components of our interest expense for the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	For the nine months ended September 30,
	2017	2016	$ Change	% Change
Senior Notes	$3,980	$—	$3,980	—%
Revolver and Term Loans	28,981	29,138	(157)	(0.5)%
Mortgage loans	12,969	11,992	977	8.1%
Amortization of deferred financing costs	2,597	3,103	(506)	(16.3)%
Total interest expense	$48,527	$44,233	$4,294	9.7%

Interest expense increased $4.3 million, or 9.7%, to $48.5 million for the nine months ended September 30, 2017 from $44.2 million for the nine months ended September 30, 2016.  The increase in interest expense was primarily due to assuming the Senior Notes and mortgage loans in the merger with FelCor, partially offset by a decrease in amortization of the deferred financing costs as a result of the accelerated amortization of the deferred financing costs associated with the debt refinancing transactions in 2016 and partially offset by the additional amortization of the costs capitalized in conjunction with the debt refinancing transactions in 2016.

Gain on Settlement of Investment in Loan

During the nine months ended September 30, 2017, the Company recognized a gain on settlement of investment in loan of approximately $2.7 million as a result of the investment in loan maturing in September 2017.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. The effective tax rates were 12.5% and 4.1% for the nine months ended September 30, 2017 and 2016, respectively. Income tax expense increased $4.0 million to $9.4 million for the nine months ended September 30, 2017 from $5.4 million for the nine months ended September 30, 2016. The increase was due to deferred tax expense arising from an increase in income at a TRS during the nine months ended September 30, 2017.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, such as hotel transaction costs, non-cash income tax expense or benefit, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted FFO provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and FFO, is beneficial to an investor’s understanding of our operating performance.

The following is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income	$4,111	$41,389	$68,353	$125,478
Preferred dividends	(2,093)	—	(2,093)	—
Preferred distributions - consolidated joint venture	(122)	—	(122)	—
Depreciation and amortization	45,231	40,953	122,136	122,532
Loss on sale of hotel properties	19	5	49	155
Noncontrolling interest in consolidated joint ventures	(32)	(32)	5	(7)
Adjustments related to consolidated joint ventures (1)	(46)	(39)	(109)	(116)
Adjustments related to unconsolidated joint ventures (2)	193	—	193	—
FFO	47,261	82,276	188,412	248,042
Transaction costs	32,607	98	36,923	257
Gain on settlement of investment in loan	(2,670)	—	(2,670)	—
Amortization of share-based compensation	2,495	1,921	7,964	3,935
Non-cash income tax expense	5,711	1,189	7,972	4,217
Loan related costs (3)	—	—	—	1,247
Other expenses (income) (4)	1,116	(82)	1,116	604
Adjusted FFO	$86,520	$85,402	$239,717	$258,302

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in joint ventures.

(2)	Includes depreciation and amortization expense of unconsolidated joint ventures.

(3)	Represents debt modification costs.

(4)	Represents income and expenses outside of the normal course of operations, including hurricane-related costs that are not reimbursed by insurance and property-level severance costs.

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

We further adjust EBITDA for certain additional items such as gains or losses on dispositions, hotel transaction costs, impairment losses, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDA, is beneficial to an investor’s understanding of our operating performance.

The following is a reconciliation of our GAAP net income to EBITDA attributable to common shareholders and unitholders and Adjusted EBITDA attributable to common shareholders and unitholders for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income	$4,111	$41,389	$68,353	$125,478
Depreciation and amortization	45,231	40,953	122,136	122,532
Interest expense, net (1)	18,873	14,546	47,589	44,214
Income tax expense	6,375	1,439	9,362	5,397
Noncontrolling interest in consolidated joint ventures	(32)	(32)	5	(7)
Adjustments related to consolidated joint ventures (2)	(59)	(39)	(121)	(116)
Adjustments related to unconsolidated joint ventures (3)	236	—	236	—
EBITDA	74,735	98,256	247,560	297,498
Noncontrolling interest in preferred distributions to consolidated joint venture	(6)	—	(6)	—
Transaction costs	32,607	98	36,923	257
Loss on sale of hotel properties	19	5	49	155
Gain on settlement of investment in loan	(2,670)	—	(2,670)	—
Amortization of share-based compensation	2,495	1,921	7,964	3,935
Loan related costs (4)	—	—	—	924
Other expenses (income) (5)	1,116	(82)	1,116	604
Adjusted EBITDA	$108,296	$100,198	$290,936	$303,373

(1)
Excludes amounts attributable to investment in loans of $0.4 million and $1.4 million for the three and nine months ended September 30, 2017, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2016, respectively.

(2)	Includes interest, depreciation, and amortization expense allocated to the noncontrolling interest in joint ventures.

(3)	Includes interest, depreciation, and amortization expense of unconsolidated joint ventures.

(4)	Represents debt modification costs.

(5)	Represents income and expenses outside of the normal course of operations, including hurricane-related costs that are not reimbursed by insurance and property-level severance costs.

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

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolver, of which $600.0 million was available at September 30, 2017, or proceeds from public offerings of common shares.

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

Sources and Uses of Cash

As of September 30, 2017, we had $421.2 million of cash and cash equivalents as compared to $456.7 million at December 31, 2016.

Cash flows from Operating Activities

Net cash flow provided by operating activities totaled $207.3 million and $250.4 million for the nine months ended September 30, 2017 and 2016, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the nine months ended September 30, 2017 and 2016.

Cash flows from Investing Activities

Net cash flow used in investing activities totaled $82.3 million for the nine months ended September 30, 2017 primarily due to $58.9 million in routine capital improvements and additions to our hotel properties and a cash payment of $41.9 million for the acquisition of FelCor. The net cash flow used in investing activities was partially offset by $12.8 million in proceeds on the settlement of an investment in loan and a net decrease in the restricted cash reserves of $5.9 million.

Net cash flow used in investing activities totaled $66.4 million for the nine months ended September 30, 2016 primarily due to $58.9 million in routine capital improvements and additions to our hotel properties and the net increase in the restricted cash reserves of $9.9 million. The net cash flow used in investing activities was partially offset by $2.6 million of net proceeds from the sale of one hotel property.

Cash flows from Financing Activities

Net cash flow used in financing activities totaled $160.5 million for the nine months ended September 30, 2017 primarily due to $151.4 million in distributions to shareholders and unitholders, $3.2 million in mortgage loans principal payments, and $4.8 million paid to repurchase common shares.

Net cash flow used in financing activities totaled $139.6 million for the nine months ended September 30, 2016 primarily due to $124.0 million in distributions to shareholders and unitholders, $18.2 million paid to repurchase common shares, $5.3 million in deferred financing cost payments and $2.8 million in mortgage loans principal payments. The net cash flow used in financing activities was partially offset by $11.0 million in proceeds from additional mortgage loan debt.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2017, approximately $73.4 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2017, we had approximately $1.6 billion of total variable rate debt outstanding (or 58.1% of total indebtedness) with a weighted-average interest rate of 3.38% per annum. After taking into consideration the effect of interest rate swaps, $227.0 million (or 8.1% of total indebtedness) was subject to variable rates. If market interest rates on our variable rate debt outstanding as of September 30, 2017 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $2.3 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2017, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate debt (1)	$575	$3,580	$3,765	$3,936	$4,166	$1,164,308	$1,180,330
Weighted-average interest rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.69%	5.68%
Variable rate debt (1)(2)	$750	$378,250	$625,000	$—	$485,000	$150,000	$1,639,000
Weighted-average interest rate (3)	4.04%	4.08%	3.19%	—%	3.06%	3.43%	3.38%
Total (4)	$1,325	$381,830	$628,765	$3,936	$489,166	$1,314,308	$2,819,330

(1)	Excludes $4.5 million and $0.8 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.

(2)	Although the current maturity date for the $85.0 million mortgage loan with Scotiabank is December 2017, the mortgage loan can be extended for one year, subject to certain lender requirements.

(3)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

(4)	Excludes a total of $71.7 million related to fair value adjustments on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of September 30, 2017, the estimated fair value of our fixed rate debt was $1.2 billion, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $63.8 million.

Item 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

On August 31, 2017, the Company completed its merger transaction with FelCor. As permitted by SEC guidance for newly acquired businesses, the Company excluded FelCor from its assessment of internal control over financial reporting. The total value of FelCor's assets acquired by the Company in the merger was approximately $3.0 billion, which represents approximately 43% of the Company total assets as of September 30, 2017. The Company is currently in the process of integrating FelCor's operations into its internal control structure. The Company does not believe that any of these integration activities will have a material impact to the Company's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company and several affiliated entities were named as defendants in four putative shareholder class action lawsuits filed in connection with RLJ's merger with FelCor. The first case, Assad v. FelCor Lodging Trust, Inc. et al., Case No. 1:17-cv-01744 (D. Md.) (the “Assad Lawsuit”), named as defendants the Company and certain affiliated entities, as well as FelCor, its former directors, and FelCor LP. The Assad Lawsuit was filed on June 26, 2017 in the United States District Court for the District of Maryland (the "Maryland Court"). The second case, Bagheri v. FelCor Lodging Trust, Inc., et al., Case No. 3:17-cv-01892 (the “Bagheri Lawsuit”), named as defendants the Company and certain affiliated entities, as well as FelCor, its former directors, and FelCor LP. The Bagheri Lawsuit was filed on July 17, 2017 in the United States District Court for the Northern District of Texas but was subsequently transferred to the Maryland Court. The third case, Johnson v. FelCor Lodging Trust Inc., et al., Case No. 1:17-cv-01786 (D. Md.) (the "Johnson Lawsuit"), named as defendants FelCor and its former directors. The Johnson Lawsuit was filed on June 28, 2017 in the Maryland Court. The fourth case, Sachs Investment Group v. FelCor Lodging Trust Inc., et al., Case No. 1:17-cv-01933 (D. Md.) (the "Sachs Lawsuit"), named as defendants FelCor and its former directors. The Sachs Lawsuit was filed on July 11, 2017 in the Maryland Court. Each of the lawsuits allege violations of the Securities and Exchange Act of 1934 (the “Exchange Act”) arising in connection with the filing of the Company's Registration Statement on Form S-4 (the "Registration Statement") that was filed in connection with the Company's merger with FelCor. The plaintiffs in the lawsuits sought, among other things, damages, rescission of the Mergers, changes to the Registration Statement, an award of attorney's fees, and declaratory relief stating that the defendants violated the Exchange Act.

On July 21, 2017, the plaintiff in the Johnson Lawsuit filed a motion for preliminary injunction seeking to enjoin the Mergers. On August 8, 2017, however, the plaintiff withdrew that motion and represented that certain supplemental disclosures made by FelCor had addressed the basis for its preliminary injunction request.

On August 10, 2017, an order was entered consolidating the three original Maryland cases under the caption In Re FelCor Lodging Securities Litig., Case No. 1:17-cv-1786 (the "Consolidated Action"). The Assad Lawsuit was designated as the lead case for the Consolidated Action. On September 28, 2017, the Bagheri Lawsuit was also consolidated into the Consolidated Action.

On August 11, 2017, the Maryland Court entered an order regarding the selection of a Lead Plaintiff for the Consolidated Action. No stockholder moved for appointment and no Lead Plaintiff was been appointed by the Court.

On October 26, 2017, the plaintiff and defendants in the Bagheri Lawsuit filed a stipulation of voluntary dismissal without prejudice. The Maryland Court entered an order dismissing the lawsuit that same day, and ordered the clerk to close the case.

On November 2, 2017, the plaintiffs in the Assad, Johnson, and Sachs lawsuits filed a notice of voluntary dismissal without prejudice. The Maryland Court entered an order dismissing the lawsuit that same day.

Item 1A.            Risk Factors.

For a discussion of our potential risks and uncertainties, please refer to the "Risk Factors" section in the Annual Report which is accessible on the SEC’s website at www.sec.gov. Other than the risks related to the Merger Agreement set forth below, there have been no material changes to the risk factors previously disclosed in the Annual Report.

On August 31, 2017, the Company, the Operating Partnership, Rangers Sub I, LLC, a wholly owned subsidiary of the Operating Partnership ("Rangers"), and Rangers Sub II, LP, a wholly owned subsidiary of the Operating Partnership ("Partnership Merger Sub"), consummated the transactions contemplated by the definitive Agreement and Plan of Merger (the "Merger Agreement"), dated as of April 23, 2017, with FelCor and FelCor Lodging Limited Partnership ("FelCor LP") pursuant to which Partnership Merger Sub merged with and into FelCor LP, with FelCor LP surviving as a wholly owned subsidiary of the Operating Partnership (the "Partnership Merger"), and, immediately thereafter, FelCor merged with and into Rangers, with Rangers surviving as a wholly owned subsidiary of the Operating Partnership (the "REIT Merger" and, together with the Partnership Merger, the "Mergers").

Risks Related to the Mergers

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

Although we have assumed that a certain level of integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of the integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the Mergers could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses.

We may be unable to integrate the businesses successfully and realize the anticipated synergies and other expected benefits of the Mergers on the anticipated timeframe or at all.

The Mergers involved the combination of two companies that previously operated as independent public companies. We expect the combined company to benefit from the elimination of duplicative costs associated with supporting a public company platform and the resulting economies of scale. These savings are not expected to be realized until the companies are fully integrated, which is not expected to occur until 2018. We will be required to devote significant management attention and resources to the integration of the combined company's business practices and operations. The potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine the businesses in a manner that permits us to achieve the anticipated cost savings from the Mergers, which would result in the anticipated benefits of the Mergers not being realized in the timeframe currently anticipated or at all;

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
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, policies and procedures, any of which could adversely affect our ability to deliver exceptional service to our hotel guests, to maintain relationships with our guests, vendors and employee, or to achieve the anticipated benefits of the Mergers, or could otherwise materially and adversely affect our business and financial results.

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

The market price of our common shares may decline as a result of the Mergers and may be affected by factors different from those that affected the price of our common shares before the Mergers.

The market price of our common shares may decline if we do not achieve the perceived benefits of the Mergers or the effect of the Mergers on our financial results is not consistent with the expectations of financial or industry analysts.

In addition, the consummation of the Mergers resulted in the combination of two companies that previoiusly operated as independent public companies. The two companies had different histories, markets, hotel properties and customer bases. For example, FelCor operated in different geographic markets than us and owned hotel properties that operated under different hotel brands from ours. As a result, while we expect to benefit from certain synergies, we may also encounter new risks and liabilities associated with these differences. Our shareholders own interests in a combined company operating an expanded business and may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of our common shares. If large amounts of our Common Shares are sold, the price of our Common Shares could decline.

An adverse judgment in the shareholder litigation could adversely affect the Company.

Four putative class actions have been filed by purported stockholders of FelCor challenging the Mergers. For more information on the four putative class actions, see "Legal Proceedings". It is possible that our shareholders or former FelCor stockholders may file additional lawsuits challenging the Mergers, which may name us as defendants. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. Whether or not any plaintiff's claim is successful, this type of litigation may result in significant costs and divert management's attention and resources, which could adversely affect our business.

Risks Related to our Business Following the Mergers

We may not continue to pay dividends at or above the rate previously paid by us.

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

As a result of the Mergers, we have substantial indebtedness. In addition, in connection with executing our business strategies, we expect to continue to evaluate the possibility of acquiring additional properties and making strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for us, including:

•	hindering our ability to adjust to changing market, industry or economic conditions;

•	limiting our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or to fund acquisitions or emerging businesses;

•	limiting the amount of free cash flow available for future operations, acquisitions, dividends, share repurchases or other uses;

•	making us more vulnerable to economic or industry downturns, including interest rate increases; and

•	placing us at a competitive disadvantage compared to less leveraged competitors.
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

Risks Related to Taxes and the Mergers

We would incur adverse tax consequences if FelCor failed to qualify as a REIT for U.S. federal income tax purposes prior to the Mergers.

In connection with the closing of the Mergers, FelCor received an opinion of counsel to the effect that it qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Mergers. FelCor, however, did not request a ruling from the Internal Revenue Service (the “IRS”) that it qualified as a REIT. If, notwithstanding this opinion, FelCor’s REIT status prior to the Mergers were successfully challenged, we would face serious tax consequences that would substantially reduce our core funds from operations, and cash available for distribution, including cash available to pay dividends to our shareholders, because:

•
FelCor, would be subject to U.S. federal, state and local income tax on its net income at regular corporate rates for the years that it did not qualify as a REIT (and, for such years, would not be allowed a deduction for dividends paid to shareholders in computing its taxable income) and we would succeed to the liability for such taxes;

•
the deemed sale of assets by FelCor in the REIT Merger would be subject to U.S. federal, state and local income tax at regular corporate rates (and FelCor would not be allowed a deduction for dividends paid for the deemed liquidating distribution paid to its shareholders) and we would succeed to the liability for such taxes; and

•
we would succeed to any earnings and profits accumulated by FelCor, as applicable, for the tax periods that FelCor did not qualify as a REIT and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits to maintain our REIT qualification.

As a result of these factors, FelCor’s failure to qualify as a REIT prior to the Mergers could impair our ability to expand our business and raise capital and could materially adversely affect the value of our stock.  In addition, even if FelCor qualified as a REIT for the duration of its existence, if there is an adjustment to FelCor’s taxable income or dividends paid deductions, we could be required to elect to use the deficiency dividend procedure to maintain FelCor’s REIT status. That deficiency dividend procedure could require us to make significant distributions to our shareholders and pay significant interest to the IRS.

If we fail to remain qualified as a REIT, we will be subject to U.S. federal income tax and potentially to additional state and local taxes which would reduce the amount of cash available for distribution to our shareholders.

We have elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2011. So long as we meet the requirements under the Code for qualification as a REIT each year, we can deduct dividends paid to our shareholders when calculating our taxable income. To qualify as a REIT, we must meet detailed technical requirements, including income, asset, distribution and stock ownership tests, under several Code provisions that have not been extensively interpreted by judges or administrative officers. In addition, we do not control the determination of all factual matters and circumstances that affect our ability to qualify as a REIT. New legislation, regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to REIT qualification or the U.S. federal income tax consequences of such qualification. We believe that we are organized so that we qualify as a REIT under the Code and that we have operated and will continue to operate so that we continue to qualify. However, we cannot guarantee that we will qualify as a REIT in any given year because:

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

Even if we continue to qualify as a REIT, we are required to pay some U.S. federal, state, local and foreign taxes on our income and property. For example, certain of our subsidiaries have elected to be treated as taxable REIT subsidiaries. We will be subject to a 100% penalty tax on payments we receive from these subsidiaries if the economic arrangements between the REIT and the taxable subsidiaries are not comparable to similar arrangements between unrelated third parties. We also could be subject to tax in the event we, among other things:

•	sell property that is considered to be held for sale to customers in the ordinary course of our trade or business (for example, inventory) for U.S. federal income tax purposes; or

•	fail to satisfy certain distribution rules, as described below.

Our REIT distribution requirements are complex and may create tax difficulties.

To maintain our status as a REIT for U.S. federal income tax purposes, we generally must distribute to our shareholders at least 90% of our taxable income each year. In addition, we are subject to a 4% nondeductible excise tax on the amount by which our distributions for a calendar year are less than the sum of:

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

Certain of our taxable REIT subsidiaries will be limited in using certain tax net operating loss carryovers.

If a corporation undergoes an "ownership change" within the meaning of Section 382 of the Code and the Treasury Regulations thereunder, such corporation's ability to use net operating losses ("NOLs"), generated prior to the time of that ownership change may be limited. To the extent the affected corporation's ability to use NOLs is limited, such corporation's taxable income may increase. As of December 31, 2016, FelCor's taxable REIT subsidiaries had approximately $336 million of NOLs which will begin to expire in 2023 for U.S. federal tax purposes and during the period from 2019 to 2033 for state tax purposes if not utilized. An ownership change within the meaning of Section 382 of the Code with respect to certain of our taxable REIT subsidiaries occured in connection with the Mergers. Accordingly, certain of our taxable REIT subsidiaries' ability to use NOLs incurred prior to the Mergers in such future years will be limited, and these taxable REIT subsidiaries will have greater taxable income as a result of such limitation.

Some of our hotels will be subject to property tax reappraisal.

As a result of the Mergers, some of our hotels will be subject to property tax reappraisal that could increase property tax expense and adversely affect our profitability. Ten of our hotel properties, or approximately 26%, are located in jurisdictions that may provide for property tax reappraisal upon a change of ownership and so may face such a reassessment. Further, an additional five of our hotel properties, or approximately 13%, are located in jurisdictions where the property tax value is subject to a ceiling that will no longer be applicable following the Mergers. The Mergers and the associated publicity together with the related transfers of property and property name changes that will occur in connection with the Mergers may cause other jurisdictions, in which the timing of the reappraisals is discretionary with the taxing authorities, to decide to reappraise our hotel properties in those jurisdictions and may correspondingly increase the property tax expense to the combined company. Due to the significant uncertainties involved, the possible increases in property tax expense have not been quantified.

There is a risk of changes in the tax law applicable to REITs.

The IRS, the U.S. Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our shareholders.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2017 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2017, certain of the Company's employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2015 Plan.

The following table summarizes all of the share repurchases during the nine months ended September 30, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2017 through January 31, 2017	1,335	$24.15	—	8,683,441
February 1, 2017 through February 28, 2017	19,526	$23.26	—	8,855,126
March 1, 2017 through March 31, 2017	—	$—	—	8,572,636
April 1, 2017 through April 30, 2017	1,298	$22.66	—	9,378,440
May 1, 2017 through May 31, 2017	31,125	$20.02	—	9,903,817
June 1, 2017 through June 30, 2017	—	$—	—	10,143,063
July 1, 2017 through July 31, 2017	2,035	$21.13	—	9,524,701
August 1, 2017 through August 31, 2017	50,059	$20.64	—	9,987,248
September 1, 2017 through September 30, 2017	122,508	$21.31	122,508	9,042,387
Total	227,886		122,508

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

The exhibits required to be filed by Item 601 of Regulation S-K are noted below:

Exhibit Index

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated April 23, 2017, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., Rangers Sub I, LLC, Rangers Sub II, LP, FelCor Lodging Trust Incorporated and FelCor Lodging Limited Partnership (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on April 25, 2017)

3.1
Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant's Registration Statement on Form S-11 (File. No. 333-172011) filed on May 5, 2011)

3.2
Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 7, 2015)

3.3
Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2016)

3.4
Articles Supplementary to Articles of Amendment and Restatement of Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 2015)

3.5
Articles Supplementary designating RLJ Lodging Trust’s $1.95 Series A Cumulative Convertible Preferred Shares, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-A filed on August 30, 2017)

3.6	Third Amended and Restated Bylaws of RLJ Lodging Trust (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on May 5, 2016)
4.1
Form of stock certificate evidencing the $1.95 Series A Cumulative Convertible Preferred Shares, par value $0.01 per share (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A filed on August 30, 2017)

4.2
Second Supplemental Indenture with respect to FelCor Lodging Limited Partnership’s 5.625% Senior Secured Notes due 2023, dated as of August 31, 2017, by and among FelCor Lodging Limited Partnership, Rangers Sub I, LLC, the other guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 1, 2017)

4.3
Second Supplemental Indenture with respect to FelCor Lodging Limited Partnership’s 6.000% Senior Notes due 2025, dated as of August 31, 2017, by and among FelCor Lodging Limited Partnership, Rangers Sub I, LLC, the other guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on September 1, 2017)

10.1
First Amendment to Second Amended and Restated Credit Agreement, dated August 31, 2017, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 1, 2017)

10.2
Fifth Amendment to Term Loan Agreement, dated August 31, 2017, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 1, 2017)

10.3
Amendment No.1 to Amended and Restated Agreement of Limited Partnership, dated August 31, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on September 1, 2017)

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

RLJ LODGING TRUST

Dated: November 9, 2017	/s/ ROSS H. BIERKAN
Ross H. Bierkan
President, Chief Executive Officer, Chief Investment Officer and Trustee

Dated: November 9, 2017	/s/ LESLIE D. HALE
Leslie D. Hale
Chief Operating Officer, Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

Dated: November 9, 2017	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)