Form 10-K
period 2017-12-31
RLJ Lodging Trust
filed 2018-02-28
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The aggregate market value of the 121,893,075 common shares of beneficial interest held by non-affiliates of the Registrant was approximately $2,422,015,400 based on the closing price of $19.87 as reported on the New York Stock Exchange for such common shares of beneficial interest on June 30, 2017.
As of February 20, 2018, 174,847,263 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for our 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2017.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the use of the words "believe," "project," "expect," "anticipate," "estimate," "plan," "may," "will," "will continue," "intend," "should," "may" or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic uncertainty, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, access to capital through offerings of our common and preferred shares of beneficial interest, or debt, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses, including the business of FelCor Lodging Trust Incorporated ("FelCor"), and inaccuracies of our accounting estimates. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" within this Annual Report on Form 10-K. Given these uncertainties, undue reliance should not be placed on such statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Except where the context suggests otherwise, we define certain terms in this Annual Report on Form 10-K as follows:

•
"our company," "we," "us" and "our" refer to RLJ Lodging Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries, including RLJ Lodging Trust, L.P., a Delaware limited partnership, which we refer to as the "Operating Partnership";

•	"our hotel properties" refers to the 158 hotels owned by us as of December 31, 2017;

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

•
"RevPAR penetration index" of our hotel properties is the measure of each hotel's RevPAR in relation to the average RevPAR of that hotel's competitive set. Each hotel's competitive set consists of a small group of hotels in the relevant market that we and the third-party hotel management company that manages the hotel believe are comparable for purposes of benchmarking the performance of such hotel.

For a more in depth discussion of ADR, Occupancy, RevPAR, and the RevPAR penetration index, please refer to the "Key Indicators of Operating Performance" section.

PART I
Item 1.    Business
Our Company
We are a self-advised and self-administered Maryland real estate investment trust ("REIT") that acquires primarily premium-branded, focused-service and compact full-service hotels. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotel properties are concentrated in markets that we believe exhibit multiple demand generators with dense corporate and individual populations. We believe premium-branded, focused-service and compact full-service hotels with these characteristics generate high levels of RevPAR, strong operating margins and attractive returns.
As of December 31, 2017, we owned 158 hotel properties with approximately 31,000 rooms, located in 26 states and the District of Columbia. We owned, through wholly-owned subsidiaries, a 100% interest in 154 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 156 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 157 of the 158 hotel properties to our TRS, of which we own a controlling financial interest.
For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole general partner of the Operating Partnership. As of December 31, 2017, we owned, through a combination of direct and indirect interests, 99.6% of the units of limited partnership interest in the Operating Partnership ("OP units").

Merger with FelCor Lodging Trust Incorporated

On August 31, 2017, we completed our merger with FelCor Lodging Trust Incorporated (“FelCor”). Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated April 23, 2017, by and among us, the Operating Partnership, Rangers Sub I, LLC, a wholly owned subsidiary of the Operating Partnership ("Rangers"), Rangers Sub II, LP, a wholly owned subsidiary of the Operating Partnership ("Partnership Merger Sub"), FelCor and FelCor Lodging Limited Partnership ("FelCor LP"), Partnership Merger Sub merged with and into FelCor LP, with FelCor LP surviving as a wholly owned subsidiary of the Operating Partnership (the "Partnership Merger"), and, immediately thereafter, FelCor merged with and into Rangers, with Rangers surviving as a wholly owned subsidiary of the Operating Partnership (the "REIT Merger" and, together with the Partnership Merger, the "Mergers").

Upon completion of the REIT Merger and under the terms of the Merger Agreement, each issued and outstanding share of FelCor common stock (other than shares held by any wholly owned subsidiary of FelCor or by us or any of our subsidiaries) was converted into the right to receive 0.362 (the “Common Exchange Ratio”) of our common shares, and each issued and outstanding share of FelCor $1.95 Series A cumulative convertible preferred stock was converted into the right to receive one of our $1.95 Series A cumulative convertible preferred shares.

Upon completion of the Partnership Merger and under the terms of the Merger Agreement, each limited partner of FelCor LP was entitled to elect to exchange its outstanding common limited partnership units in FelCor LP (the "FelCor LP Common Units") for a number of our newly issued common shares based on the Common Exchange Ratio. Upon completion of the Partnership Merger, each outstanding FelCor LP Common Unit of any holder who did not make the foregoing election was converted into the right to receive a number of OP units based on the Common Exchange Ratio. No fractional shares or units of our common shares or OP units were issued in the Mergers, and the value of any fractional interests was paid in cash.

The combined company, headquartered in Bethesda, Maryland, continues to be led by our existing senior management team. Additional information on the Mergers can be found in Note 3 to our accompanying consolidated financial statements.

The Lodging Industry

The lodging industry in the United States consists of public and private entities that operate in an extremely diversified market under a variety of brand names. The key participants in the lodging industry are as follows:

•
Owners — own the hotel property and typically enter into a management agreement for an independent third party to manage the hotel property. The hotel properties may be branded and operated under the manager’s brand or branded under a separate franchise agreement.

•	Franchisors — own a brand or brands and provide the franchised hotels with brand recognition, marketing support and worldwide reservation systems.

•
Managers — responsible for the day-to-day operation of the hotel property, including the employment of the hotel staff, the determination of room rates, the development of sales and marketing plans, the preparation of operating and capital expenditure budgets and the preparation of financial reports for the owner.

Our Investment and Growth Strategies

Our objective is to generate strong returns for our shareholders by acquiring primarily premium-branded, focused-service and compact full-service hotels at prices where we believe we can generate attractive returns on investment and long-term value appreciation through proactive asset management. We also intend to selectively dispose of hotel properties when we believe the returns have been maximized or the hotel properties no longer meet our strategy in order to redeploy capital into more accretive acquisitions and other opportunities. We intend to pursue this objective through the following investment and growth strategies:

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

•
Use of premium hotel brands.  We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Marriott, Hilton, Hyatt and Wyndham. We believe that utilizing premium brands provides significant advantages because of their guest loyalty programs, worldwide reservation systems, effective product segmentation, global distribution and strong customer awareness.

•
Focus on high-growth markets.  We focus on owning and acquiring hotel properties in markets that we believe have multiple demand generators with dense corporate and individual populations. As a result, we believe that these hotel properties generate higher returns on investment.

Growth Strategies

•
Maximize returns from our hotel properties.  We believe that our hotel properties have the potential to generate improvements in RevPAR and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a result of our proactive asset management and the anticipated economic growth in the United States. We actively monitor and advise our third-party hotel management companies on most aspects of our hotels' operations, including property positioning, physical design, capital planning and investment, guest experience and overall strategic direction. We regularly review opportunities to further invest in our hotel properties in an effort to enhance the quality and attractiveness of our hotel properties, increase their long-term value and generate attractive returns on investment.

•
Pursue a disciplined hotel acquisition strategy.  We seek to acquire additional hotel properties at prices below replacement cost where we believe we can generate attractive returns on investment. We intend to target acquisition opportunities where we can enhance value by pursuing proactive investment strategies such as renovation, repositioning or rebranding.

•
Pursue a disciplined capital recycling program.  We intend to continue to pursue a disciplined capital allocation strategy designed to maximize the return on our investments by selectively selling hotel properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. To the extent that we sell our hotel properties, we intend to redeploy the capital into investment opportunities that we believe will achieve higher returns.

Our Hotels

Overview

As of December 31, 2017, we owned a high-quality portfolio of 158 hotel properties with approximately 31,000 rooms, located in 26 states and the District of Columbia. No single hotel property accounted for more than 4.8% of our total revenue for the year ended December 31, 2017.

Brand Affiliations

Our hotel properties operate under strong, premium brands, with approximately 96% of our hotel properties operating under existing relationships with Marriott, Hilton, Hyatt or Wyndham. The following table sets forth the brand affiliations of our hotel properties as of December 31, 2017:

Brand Affiliations	Number of hotels	Percentage of total hotels	Number of rooms	Percentage of total rooms
Marriott
Residence Inn	29	18.4%	3,376	10.9%
Courtyard	24	15.2%	4,038	13.0%
SpringHill Suites	8	5.0%	1,040	3.4%
Fairfield Inn & Suites	7	4.4%	819	2.6%
Marriott	6	3.8%	1,945	6.3%
Renaissance	4	2.5%	1,144	3.7%
Sheraton	1	0.7%	364	1.2%
Subtotal	79	50.0%	12,726	41.1%
Hilton
Embassy Suites	24	15.2%	6,474	20.9%
Hilton Garden Inn	8	5.0%	1,545	5.0%
Hampton Inn/Hampton Inn & Suites	7	4.4%	945	3.0%
DoubleTree	6	3.8%	1,858	6.0%
Homewood Suites	2	1.3%	345	1.1%
Hilton	2	1.3%	616	2.0%
Subtotal	49	31.0%	11,783	38.0%
Hyatt
Hyatt House	11	7.0%	1,762	5.7%
Hyatt Place	3	1.9%	466	1.5%
Hyatt/Hyatt Centric	2	1.3%	264	0.9%
Subtotal	16	10.2%	2,492	8.1%
Wyndham
Wyndham	8	5.0%	2,528	8.2%
Subtotal	8	5.0%	2,528	8.2%
Other Brand Affiliation	6	3.8%	1,443	4.6%
Total	158	100.0%	30,972	100.0%

Asset Management

We have a dedicated team of asset management professionals that proactively work with our third-party hotel management companies to maximize profitability at each of our hotels. Our asset management team monitors the performance of our hotels on a daily basis and holds frequent ownership meetings with corporate operations executives and key personnel at the hotels. Our asset management team works closely with our third-party hotel management companies on key aspects of each hotel's operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting, as well as the identification of return on investment initiatives and overall business strategy. In addition, we retain approval rights on key staffing positions at many of our hotels, such as the hotel's general manager and director of sales. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our franchisors' standards, that our hotel properties are being adequately maintained in order to preserve the value of the asset and the safety of the hotel to customers, and that our management companies are maximizing revenue and enhancing operating margins.

Competition

The U.S. lodging industry is highly competitive. Our hotel properties compete with other participants in the lodging industry for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities and level of customer service. Competition is often specific to the individual markets in which our hotel properties are located and includes competition from existing and new hotels in the focused-service and compact full-service hotel segments and non-traditional accommodations for travelers, such as online room sharing services. We believe that hotels, such as our hotels, that are affiliated with leading national brands, such as the Marriott, Hilton, Hyatt and Wyndham brands, will enjoy competitive advantages associated with operating under such brands.

We face competition for the acquisition of hotel properties from institutional pension funds, private equity funds, REITs, hotel companies and other parties who are engaged in the acquisition of hotel properties. Some of these competitors may have substantially greater financial and operational resources and access to capital than we have and may have greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and decrease the attractiveness of the terms on which we may acquire our targeted hotel investments, including the cost thereof.

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

Our Financing Strategy

We expect to continue to maintain a prudent capital structure by limiting our net debt-to-EBITDA ratio to 5.0x or below. We define net debt as total indebtedness minus cash and cash equivalents. Over time, we intend to finance our long-term growth with equity issuances and debt financing with staggered maturities. We will seek to primarily utilize unsecured debt (with the ultimate goal of achieving an investment grade rating) and a greater percentage of fixed rate and hedged floating rate debt relative to unhedged floating rate debt. Our debt is currently comprised of secured and unsecured senior notes, unsecured credit agreements, and mortgage loans that are secured by our hotel properties. We have a mix of fixed and floating rate debt; however, the majority of our debt either bears interest at fixed rates or effectively bears interest at fixed rates due to interest rate derivative hedges on the debt.

Organizational Structure

We were formed as a Maryland REIT in January 2011. We conduct our business through a traditional umbrella partnership real estate investment trust ("UPREIT") in which our hotel properties are indirectly owned by the Operating Partnership, through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of the Operating Partnership and, as of December 31, 2017, we owned 99.6% of the OP units in the Operating Partnership. In the future, we may issue OP units from time to time in connection with acquiring hotel properties, financing, compensation or other reasons.

In order for the income from our hotel operations to constitute "rents from real property" for purposes of the gross income tests required for REIT qualification, we cannot directly or indirectly operate any of our hotel properties. Accordingly, we lease each of our hotels, and we intend to lease any hotels we acquire in the future, to subsidiaries of our TRSs ("TRS lessees"), which are wholly-owned by us, and our TRS lessees have engaged, or will engage, third-party hotel management companies to manage our hotels, and any hotels we acquire in the future, on market terms. Our TRS lessees pay rent to us that we intend to treat as "rents from real property," provided that the third-party hotel management companies engaged by our TRS lessees to manage our hotels are deemed to be "eligible independent contractors" and certain other requirements are met. Our TRSs are subject to U.S. federal, state and local income taxes applicable to corporations.

The following chart generally depicts our corporate structure as of December 31, 2017:

Regulation

General

Our hotel properties are subject to various U.S. federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our hotel properties has the necessary permits and approvals to operate its business.

Americans with Disabilities Act

Our hotel properties must comply with the applicable provisions of the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (the "ADA"), to the extent that such hotels are "public accommodations" as defined by the ADA. The ADA may require the removal of structural barriers to access by persons with disabilities in certain public areas of our hotels where such removal is readily achievable. We believe that our hotel properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotels and to make alterations as appropriate in this respect.

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

Our hotel properties are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew and waste management. Our hotel properties incur costs to comply with these laws and regulations and could be subject to fines and penalties for non-compliance. The costs of complying with environmental, health and safety laws could increase as new laws are enacted and existing laws are modified.

Some of our hotel properties contain asbestos-containing building materials. We believe that the asbestos is appropriately contained in accordance with current environmental regulations and that we have no need for any immediate remediation or current plans to remove the asbestos. Environmental laws require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

Some of our hotel properties may contain or develop harmful mold or suffer from other adverse conditions, which could lead to liability for adverse health effects and costs of remediation. The presence of significant mold or other airborne contaminants at any of our hotel properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected hotel or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from guests or employees at our hotel properties and others if property damage or health concerns arise.

Insurance

We carry comprehensive general liability, fire, extended coverage, business interruption, rental loss coverage and umbrella liability coverage on all of our hotels, and earthquake, wind, flood and hurricane coverage on hotels in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement cost basis, for the costs incurred to repair or rebuild each hotel, including loss of income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsurable risks, including, but not limited to losses caused by riots, war or acts of God. In the opinion of our management, our hotels are adequately insured.

Employees

As of December 31, 2017, we had 99 employees.

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

Item 1A.    Risk Factors

Set forth below are the risks that we believe are material to our shareholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially and adversely impact our financial condition, results of operations, cash flows, the market price of our common shares, and our ability to, among other things, satisfy our debt service obligations and to make distributions to our shareholders, which in turn could cause our shareholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled "Special Note About Forward-Looking Statements" at the beginning of our Annual Report on Form 10-K.

Risks Related to Our Business and Hotel Properties

We will continue to be significantly influenced by the economies and other conditions in the specific markets in which we operate, particularly in the metropolitan areas where we have high concentrations of hotels.

Our hotels located in the Northern California, South Florida, New York, New York, Austin, Texas, Southern California, and Denver-Boulder, Colorado metropolitan areas accounted for approximately 11.9%, 8.8%, 8.5%, 7.0%, 6.8%, and 6.6%, respectively, of our total revenue for the fiscal year ended December 31, 2017. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses, any oversupply of hotel rooms, political unrest or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business or political climate, could materially and adversely affect us.

We are dependent on the performance of the third-party management companies that manage the operations of each of our hotels and we could be materially and adversely affected if such third-party managers do not manage our hotels in our best interests.

Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotel properties, we do not operate or manage our hotel properties. Instead, we retain third-party hotel managers to operate our hotel properties pursuant to management agreements. As of December 31, 2017, all of our hotel properties had individual management agreements, 71 of which were with White Lodging Services ("WLS"). On January 24, 2018, Interstate Hotels & Resorts ("Interstate") acquired 62 of our management agreements with WLS. Pursuant to this transaction, we now have 73 management agreements with Interstate and nine management agreements with WLS.

Under the terms of the management agreements, the hotel managers are responsible for all aspects of the operations of our hotels, including ensuring those operations are conducted in accordance with applicable laws and regulations and in our best interests, and our ability to participate in operating decisions regarding our hotels is limited to certain matters, including approval of the annual operating budget. While we closely monitor the performance and operations of our third-party hotel managers, we cannot assure you that the hotel managers will manage our hotels in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our hotel managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. We do not have the authority to require any hotel to be operated in a particular manner (for instance, with respect to setting room rates), even if we believe that our hotels are not being operated efficiently or in our best interests, and our general recourse under the management agreements is limited to termination upon sixty days' notice if we believe our third-party managers are not performing adequately or if we believe our third-party managers are not operating our hotels in our best interests. From time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the management agreements, which in turn could adversely affect our results of operations. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the outcome of which may be unfavorable to us.

In the event that any of our management agreements are terminated, we can provide no assurances that we could find a replacement manager or that our franchisors will consent to a replacement manager in a timely manner, or at all, or that any replacement manager will be successful in operating our hotels. Furthermore, if Interstate, as our largest provider of management services, is financially unable or unwilling to perform its obligations pursuant to our management agreements, our ability to find a replacement manager or managers for our Interstate-managed hotels could be challenging and time consuming, depending on the number of Interstate-managed hotels affected, and could cause us to incur significant costs to obtain new management agreements for the affected hotels, which in turn could materially and adversely affect us.

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

Substantially all of our hotel properties operate under either Marriott, Hilton, Hyatt or Wyndham brands; therefore, we are subject to the risks associated with concentrating our portfolio in just four brand families.

152 of the 158 hotel properties that we owned as of December 31, 2017 utilize brands owned by Marriott, Hilton, Hyatt or Wyndham. As a result, our success is dependent in part on the continued success of Marriott, Hilton, Hyatt or Wyndham and their respective brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton and/or Hyatt and/or Wyndham is reduced or compromised, the goodwill associated with the Marriott-, Hilton-, Hyatt- or Wyndham-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hilton, Hyatt or Wyndham were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton and/or Hyatt and/or Wyndham could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.

Our long-term growth depends in part on successfully identifying and consummating acquisitions of additional hotels and the failure to make such acquisitions could materially and adversely impede our growth.

We can provide no assurances that we will be successful in identifying attractive hotel properties or that, once identified, we will be successful in consummating an acquisition. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and a greater access to debt and equity capital to acquire hotel properties than we do. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of such competition, we may be unable to acquire certain hotel properties that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of borrowings under our unsecured revolving credit facility, the use of retained cash flows, and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially and adversely impede our growth.

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

The operating performance of our hotel properties in various U.S. markets declined during the most recent economic recession. Our business strategy depends on achieving revenue and net income growth from anticipated improvement in demand for hotel rooms as part of the growth of the U.S. economy as well as the global economy. Accordingly, any delay or weaker than anticipated economic growth could materially and adversely affect us and our growth prospects. Furthermore, even if the U.S. economy, and the global economy, continues to grow, we cannot provide any assurances that demand for hotel rooms will increase from current levels. If demand does not increase in the near future, or if demand weakens, our future results of operations and our growth prospects could be materially and adversely affected.

Any difficulties in obtaining the capital necessary to make required periodic capital expenditures and to renovate our hotel properties could materially and adversely affect our financial condition and results of operations.

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment ("FF&E"). The franchisors of our hotel properties also require periodic capital improvements as a condition of maintaining the franchise licenses. Our lenders will also likely require that we set aside annual amounts for capital improvements to our hotel properties. The costs of these capital improvements could materially and adversely affect us. In addition, acquisitions or redevelopment of additional hotel properties will require significant capital expenditures.

We may not be able to fund the capital improvements to our hotel properties or acquisitions solely from the cash provided from our operating activities because we must distribute annually at least 90% of our REIT taxable income to shareholders in order to maintain our qualification as a REIT. As a result, our ability to fund capital expenditures, acquisitions or hotel redevelopment through retained earnings is very limited. Consequently, we expect to rely upon the availability of debt or equity capital to fund capital improvements and acquisitions. If we are unable to obtain the capital necessary to make required periodic capital expenditures and renovate our hotel properties on favorable terms, or at all, our financial condition, liquidity and results of operations could be materially and adversely affected.

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

We face significant competition from owners and operators of other hotels and other lodging industry participants. In addition, we face competition from non-traditional accommodations for travelers, such as online room sharing services. These competitors may have an operating model that enables them to offer accommodations at lower rates than we can, which could result in those competitors increasing their occupancy at our expense and adversely affecting our ADRs. Given the importance of occupancy and ADR at focused-service and compact full-service hotels, this competition could adversely affect our ability to attract prospective guests, which could materially and adversely affect our business, financial condition and results of operations.

At December 31, 2017, we had approximately $2.9 billion of debt outstanding, which may materially and adversely affect our operating performance and put us at a competitive disadvantage.

Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2017, we had approximately $2.9 billion of outstanding debt. After taking into consideration the effect of interest rate swaps, $277.0 million of our borrowings are subject to variable rates. Increases in interest rates on our existing or future variable rate debt would increase our interest expense, which could adversely affect our cash flows and our ability to pay distributions to shareholders.

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

Under the terms of our franchise license agreements, we are required to meet specified operating standards and other terms and conditions. We expect that our franchisors will periodically inspect our hotel properties to ensure that we and the hotel management companies follow brand standards. Failure by us, or any hotel management company that we engage, to maintain these standards or other terms and conditions could result in a franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If a franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we also may be liable to the franchisor for a termination payment, which will vary by franchisor and by hotel. If the funds required to maintain franchisor operating standards are significant, we could be materially and adversely affected.

In addition, if we were to lose a franchise license, we would be required to re-brand the affected hotel(s). As a result, the underlying value of a particular hotel property could decline significantly from the loss of the associated name recognition, marketing support, participation in guest loyalty programs and the centralized reservation system provided by the franchisor, which could require us to recognize an impairment charge on the hotel property. Furthermore, the loss of a franchise license at a particular hotel property could harm our relationship with the franchisor, which could impede our ability to operate other hotels under the same brand, limit our ability to obtain new franchise licenses from the franchisor in the future on favorable terms, or at all, and cause us to incur significant costs to obtain a new franchise license for the particular hotel.

Applicable REIT laws may restrict certain business activities.

As a REIT, we are subject to various restrictions on our income, assets and business activities. Due to these restrictions, we anticipate that we will continue to conduct certain business activities in one or more of our TRSs. Our TRSs are taxable as regular C corporations and are subject to federal, state, local and, if applicable, foreign taxation on their taxable income. In addition, neither we, nor our TRSs can directly manage or operate hotels, making us dependent on third-party operators/managers.

Federal income tax provisions applicable to REITs may restrict our business decisions regarding the potential sale of a hotel property.

The Internal Revenue Code of 1986, as amended (the "Code"), imposes restrictions on a REIT's ability to dispose of properties. In particular, the tax laws applicable to REITs require that we hold our hotel properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of hotel properties that otherwise would be in our best interests. Therefore, we may not be able to vary our portfolio promptly in response to economic or other conditions or on favorable terms, which may materially and adversely affect our cash flows, our ability to make distributions to shareholders and the market price of our common shares.

The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a "prohibited transaction" that is subject to a 100% excise tax. Under existing law, whether property, including hotel properties, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. We intend to hold our hotel properties for investment with a view of long-term appreciation, to engage in the business of acquiring and owning hotel properties, and to make occasional sales of hotel properties consistent with our investment objectives. There can be no assurance, however, that the Internal Revenue Service (the "IRS") might not contend that one or more of these sales are subject to the 100% excise tax. Moreover, the potential to incur this penalty tax could deter us from selling one or more hotel properties even though it would be in the best interests of us and our shareholders for us to do so. There is a statutory safe harbor available for a limited number of sales in a single taxable year of properties that have been owned by a REIT for at least two years, but that safe harbor likely would not apply to all sale transactions that we might otherwise consider.

For tax purposes, a foreclosure of any of our hotel properties would be treated as a sale of the hotel property. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel property, we would recognize taxable income on the foreclosure, but we would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. If any of our hotel properties are foreclosed on due to a default, our ability to pay cash distributions to our shareholders will be limited.

Joint venture investments that we make could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners' financial condition and liquidity and disputes between us and our joint venture partners.

We own certain hotel properties and other real estate investments through joint ventures. In the future, we may enter into joint ventures to acquire, develop, improve or partially dispose of hotel properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned hotel property or a redevelopment project, including the following:

•
we may not have exclusive control over the development, financing, leasing, management and other aspects of the hotel property or the joint venture, which may prevent us from taking actions that are in our best interest but opposed by our partners;

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

Any of the above might subject a hotel property to liabilities in excess of those contemplated and adversely affect the value of our current and future joint venture investments.

Risks Related to the Lodging Industry

Our ability to make distributions to our shareholders may be adversely affected by various operating risks common to the lodging industry, including competition, over-building and dependence on business travel and tourism.

Our hotel properties have different economic characteristics than many other real estate assets. Unlike other real estate assets, hotels generate revenue from guests that typically stay at the hotel property for only a few nights, which causes the room rate and occupancy levels at each of our hotels to change every day, and results in earnings that can be highly volatile.

In addition, our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including, among others, the following:

•	competition from other lodging industry participants in the markets in which we operate;

•	over-building of hotels in the markets in which we operate, which results in an increased supply of hotels that will adversely affect occupancy and revenues at our hotel properties;

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

We operate in a highly competitive industry.

The U.S. lodging industry is highly competitive. Our hotel properties compete with other participants in the lodging industry for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities and level of customer service. Competition is often specific to the individual markets in which our hotel properties are located and includes competition from existing and new hotels in the focused-service and compact full-service hotel segments and non-traditional accommodations for travelers, such as online room sharing services. We believe that hotels, such as our hotels, that are affiliated with leading national brands, such as the Marriott, Hilton, Hyatt and Wyndham brands, will enjoy competitive advantages associated with operating under such brands. Our competitors may have similar or greater commercial and financial resources which allow them to improve their properties in ways that affect our ability to compete for guests effectively and adversely affect our revenues and profitability as well as limit or slow our future growth.

We face competition for the acquisition of hotel properties from institutional pension funds, private equity funds, REITs, hotel companies and other parties who are engaged in the acquisition of hotel properties. Some of these competitors may have substantially greater financial and operational resources and access to capital than we have and may have greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and decrease the attractiveness of the terms on which we may acquire our targeted hotel investments, including the cost thereof.

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

Our ownership of hotel properties with ground leases exposes us to the risks that we may be forced to sell such hotel properties for a lower price, we may be unable to renew a ground lease or we may lose such hotel properties upon breach of a ground lease.

As of December 31, 2017, 17 of our consolidated hotel properties and two of our unconsolidated hotel properties were on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those 19 hotel properties. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotel properties which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying hotel properties subject to a ground lease and may pay a lower price for such hotel properties than for a comparable hotel property with a fee simple interest or they may not purchase such hotel properties at any price. If we are found to be in breach of a ground lease, we could lose the right to use the hotel property. In addition, unless we can purchase a fee simple interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these hotel properties and our interest in the improvements upon expiration of the leases. If we were to lose the right to use a hotel property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel property and we would be required to purchase an interest in another hotel property in an attempt to replace that income, which could materially and adversely affect us.

The increasing use of Internet travel intermediaries by consumers may materially and adversely affect our profitability.

Although a majority of rooms sold on the Internet are sold through websites maintained by the hotel franchisors and managers, including Marriott, Hilton, Hyatt and Wyndham, some of our hotel rooms are booked through Internet travel intermediaries. Typically, these Internet travel intermediaries have access to the room inventory from participating hotels. These intermediaries charge higher commissions, which reduces the hotel property's profitability. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality, such as a "three-star downtown hotel," at the expense of brand identification or quality of product or service normally associated with these brands. If consumers develop brand loyalties to Internet reservation systems rather than to the brands pursuant to which our hotels are franchised, the value of our hotel properties could deteriorate and our business could be materially and adversely affected. Although most of the business for our hotel properties is expected to be derived from traditional channels, if the amount of sales made through Internet travel intermediaries increases significantly, commissions paid to these intermediaries may increase and our profitability may be materially and adversely affected.

Technology is used in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business.

We, and our hotel managers and franchisors, rely on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifiable information, reservations, billing and operating data. These information technology networks and systems can be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. These threats can be introduced in any number of ways, including through third parties accessing our hotel managers’ information technology networks and systems. Although we believe we and our hotel managers and franchisors have taken commercially reasonable steps to protect the security of our systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached.

In addition to the information technology networks and systems of our hotel managers that are used to operate our hotel properties, we have our own corporate information technology networks and systems that are used to access, store, transmit, and manage or support a variety of business processes. There can be no assurance that the security measures we have taken to protect the contents of these information technology networks and systems will prevent failures, inadequacies or interruptions in system services or that system security will not be breached through physical or electronic break-ins, computer viruses, and attacks by hackers. Disruptions in service, system shutdowns and security breaches in the information technology networks and systems we use, including unauthorized disclosure of confidential information, could have a material adverse effect on our business.

Any failure to maintain proper function, security and availability of information technology networks and systems could interrupt our operations, our financial reporting and compliance, damage our reputation, and subject us to liability claims or regulatory penalties, which could have a material and adverse effect on our business, financial condition and results of operations.

Future terrorist attacks or changes in terror alert levels could materially and adversely affect us.

Historically, terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries, often disproportionately to the effect on the overall economy. The extent of the impact that actual or threatened terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined, but any such attacks or the threat of such attacks could have a material and adverse effect on travel and hotel demand and our ability to insure our hotel properties, which could materially and adversely affect us.

The outbreak of influenza or other widespread contagious disease could reduce travel and adversely affect hotel demand, which would have a material and adverse effect on us.

A widespread outbreak of an infectious or contagious disease in the U.S. could reduce travel and hotel demand within the lodging industry. If demand at our hotel properties decreases significantly or for a prolonged period of time as a result of an outbreak of an infectious or contagious disease, our revenue would be adversely affected, which could have a material and adverse effect on us.

We face possible risks associated with natural disasters and the physical effects of climate change.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which can include more frequent or severe storms, droughts, hurricanes and flooding, any of which could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our coastal markets also could experience increases in storm intensity and rising sea-levels causing damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotel properties, operations or business.

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

Real estate investments, including the focused-service and compact full-service hotels in our portfolio, are relatively illiquid. As a result, we may not be able to sell a hotel or hotels quickly or on favorable terms in response to the changing economic, financial and investment conditions or changes in the hotel's operating performance when it otherwise may be prudent to do so. We cannot predict whether we will be able to sell any hotel property we desire to sell for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property. We may be required to expend funds to correct defects or to make improvements before a hotel can be sold, and we cannot provide any assurances that we will have the funds available to correct such defects or to make such improvements. Our inability to dispose of assets at opportune times or on favorable terms could materially and adversely affect our cash flows and results of operations.

In addition, our ability to dispose of some of our hotel properties could be constrained by their tax attributes. Hotel properties that we own for a significant period of time, or that we may acquire in the future through tax deferred contribution transactions in exchange for OP units in the Operating Partnership, may have low tax bases. If we dispose of these hotel properties outright in taxable transactions, we may be required to distribute the taxable gain to our shareholders under the requirements of the Code applicable to REITs or to pay tax on that gain, either of which, in turn, would impact our cash flow and increase our leverage. In some cases, we may be restricted from disposing of properties contributed to us in the future in exchange for our OP units under tax protection agreements with contributors unless we incur additional costs related to indemnifying those contributors. To dispose of low basis or tax-protected hotels efficiently, we may from time to time use like-kind exchanges, which qualify for non-recognition of the taxable gain, but can be difficult to consummate and result in the hotel for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes.

Uninsured and underinsured losses at our hotel properties could materially and adversely affect us.

We maintain comprehensive insurance on each of our hotel properties and we intend to maintain comprehensive insurance on any hotels that we acquire in the future, including liability, fire and extended coverage. In addition, in the Mergers, we assumed FelCor's self-insurance policy whereby we have established a self-insured retention of $250,000 per occurrence for general liability insurance at 30 hotel properties. All of our remaining hotel properties participate in general liability programs sponsored by our hotel management companies, with no deductible. There can be no assurances that insurance coverage will be available at reasonable rates. Certain types of catastrophic losses, such as windstorms, earthquakes, floods and losses from foreign and domestic terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Our lenders may require such insurance and our failure to obtain such insurance could constitute a default under the loan agreements, which could have a material and adverse effect on us.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel property, as well as the anticipated future revenue from the hotel property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel property, which could have a material and adverse effect on us.

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

Under the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA's requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or private damage awards. If we are required to make substantial modifications to the hotel properties that we own or the hotel properties that we acquire, whether to comply with the ADA or other changes in governmental rules and regulations, we could be materially and adversely affected.

Our hotel properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. If we incur substantial costs to comply with the ADA or other safety regulations and requirements, our financial condition, results of operations, the market price of our common shares, cash flows and our ability to satisfy our debt obligations and to make distributions to our shareholders could be materially and adversely affected.

We could incur significant costs related to government regulation and litigation with respect to environmental matters, which could have a material and adverse effect on us.

Our hotel properties are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of a hotel property, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials ("ACM"), waste or petroleum products) at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell or no longer operate the hotel properties. Contamination at, on, under or emanating from our hotels also may expose us to liability to private parties for the costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our hotel properties, the environmental laws may also impose restrictions on the manner in which the properties may be used or how the businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, any persons who send waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

In addition, our hotel properties are subject to various U.S. federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management. Some of our hotel properties routinely handle and use hazardous or regulated substances and waste as part of their operations (e.g., swimming pool chemicals). Our hotel properties incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with the applicable requirements.

Certain of our hotel properties contain, and the hotel properties that we acquire in the future may contain, or may have contained ACM. Federal, state and local environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation or demolition of a building. Such laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels is alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our hotel properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to third party liability if property damage or personal injury occurs.

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

There are a number of issues associated with an investment in a REIT that are related to the federal income tax laws, including, but not limited to, the consequences of a company's failing to qualify or to continue to qualify as a REIT and the tax rates applicable to REITs and their shareholders. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended or modified. In particular, the Tax Cuts & Jobs Act (the "Tax Reform Act"), which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the federal income tax laws that will profoundly impact the taxation of individuals and corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs). A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. We cannot predict when or if any other federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective. Any such new law, regulation or interpretation may take effect retroactively and could materially and adversely affect us.

If we do not qualify as a REIT, or if we fail to remain qualified as a REIT, we will be subject to federal income tax and potentially state and local taxes, which would reduce our earnings and the amount of cash available for distribution to our shareholders.

If we were to fail to qualify as a REIT in any taxable year and any available relief provisions do not apply, we would be subject to federal and state corporate income tax, including any applicable alternative minimum tax (for taxable years beginning before December 31, 2017), on our taxable income, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Unless we were entitled to statutory relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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

We intend to continue to make distributions to our shareholders to comply with the REIT requirements of the Code. We generally must distribute annually at least 90% of our "REIT taxable income," subject to certain adjustments and excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our taxable income, we will be subject to corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under the Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. Further, under amendments to the Code made by the Tax Reform Act, income must be accrued for federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, subject to certain exceptions, which could also create mismatches between REIT taxable income and the receipt of cash attributable to such income. If we do not have other funds available in these situations we could be required to (i) borrow funds on unfavorable terms, (ii) sell investments at disadvantageous prices, (iii) distribute amounts that would otherwise be invested in future acquisitions, or (iv) make a taxable distribution of our common shares as part of a distribution in which shareholders may elect to receive our common shares or (subject to a limit measured as a percentage of the total distribution) cash to make distributions sufficient to enable us to pay out enough of our REIT taxable income to satisfy the REIT distribution requirements. These alternatives could increase our costs or reduce our shareholders' equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our shares.

Since the REIT distribution requirements prevent us from retaining earnings, we generally will be required to refinance debt at its maturity with additional debt or equity.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to "qualified dividends" paid by regular C corporations to non-corporate U.S. shareholders is 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs (other than designated capital gain dividends and "qualified dividend income"), however, generally are not eligible for the reduced rates and are taxed at rates applicable to ordinary income. Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, the non-corporate U.S. shareholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For non-corporate U.S. shareholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by C corporations but still lower than the effective rate that applies prior to 2018, which is the first year that this special deduction for the REIT dividend is available. Although the reduced rates applicable to dividends from regular C corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause non-corporate U.S. shareholders to perceive investments in REITs to be relatively less attractive than investments in the shares of regular C corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

Rent paid by a lessee that is a "related party tenant" will not be qualifying income for purposes of the gross income tests applicable to REITs. We currently lease and expect to continue to lease substantially all of our hotels to our TRSs, which will not be treated as "related party tenants" so long as they qualify as "taxable REIT subsidiaries" under the Code. To qualify as such, most significantly, a TRS cannot engage in the operation or management of hotels. We believe that our TRSs qualify to be treated as "taxable REIT subsidiaries" for federal income tax purposes. There can be no assurance, however, that the IRS will not challenge the status of a TRS for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying any of our TRSs from treatment as a "taxable REIT subsidiary," it is likely that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset tests or the gross income tests, we would likely lose our REIT status.

If any hotel management companies that we engage do not qualify as "eligible independent contractors," or if our hotel properties are not "qualified lodging facilities," we would likely fail to qualify as a REIT.

Rent paid by a lessee that is a "related party tenant" of ours generally will not be qualifying income for purposes of the gross income tests applicable to REITs. An exception is provided, however, for leases of "qualified lodging facilities" to a TRS so long as the hotels are managed by an "eligible independent contractor" and certain other requirements are satisfied. We currently lease and expect to continue to lease all or substantially all of our hotels to TRS lessees and we currently engage and expect to continue to engage hotel management companies that are intended to qualify as "eligible independent contractors." In addition, for a hotel management company to qualify as an eligible independent contractor, (i) the hotel management company must not own, directly or through its shareholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the hotel management company and (ii) such company or a related person must be actively engaged in the trade or business of operating "qualified lodging facilities" (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. Finally, each hotel with respect to which our TRS lessees pay rent must be a "qualified lodging facility." A "qualified lodging facility" is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe the hotel management companies operate qualified lodging facilities for certain persons who are not related to us or our TRS. As of the date hereof, we believe that all of the hotels leased to our TRS lessees will be qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of hotels, the REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied in all cases.

Our ownership of TRSs is limited, and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's length terms.

A REIT may own up to 100% of the equity interests of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT's assets may consist of stock or securities of one or more TRS. In addition, the rules applicable to TRSs limit the deductibility of interest paid or accrued by a TRS to its parent REIT in order to assure that the TRS is subject to an appropriate level of corporate taxation.

Our TRSs will pay federal, state and local income taxes on their net taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed. We believe that the aggregate value of the stock and securities of our TRSs has been less than 25% (and will be less than 20% for taxable years beginning after December 31, 2017) of the value of our total assets (including the stock and securities of our TRSs). Furthermore, we have monitored and will continue to monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. We believe that our rents and other transactions with our TRSs have each been entered into on an arm's-length basis and reflect normal business practices, but there can be no assurance that the IRS will agree with our belief.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of the value of our total assets may be represented by debt instruments issued by publicly offered REITs that are "nonqualified" (i.e., not secured by real property or interests in real property). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would otherwise be advantageous to us. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of, certain attractive investments.

Our TRSs may be limited in using certain tax benefits.

If a corporation undergoes an "ownership change" within the meaning of Section 382 of the Code and the Treasury Regulations thereunder, such corporation's ability to use net operating losses ("NOLs"), generated prior to the time of that ownership change may be limited. To the extent the affected corporation's ability to use NOLs is limited, such corporation's taxable income may increase. As of December 31, 2017, we had approximately $333.4 million of NOLs (all of which are attributable to our TRSs) which will begin to expire in 2024 for federal tax purposes and during the period from 2018 to 2031 for state tax purposes if not utilized. An ownership change within the meaning of Section 382 of the Code with respect to one of the REIT's TRSs occurred during the 2012 and 2013 tax years. The ownership change with respect to the acquisition of FelCor in 2017 also resulted in NOL limitations under Section 382 of the Code. Accordingly, to the extent that the TRSs have taxable income in future years, their ability to use NOLs incurred prior to these ownership changes in such future years will be limited, and they may have greater taxable income as a result of such limitation.

Section 383 of the Code and the Treasury Regulations thereunder govern the limitations of tax credits generated prior to the time of an ownership change. To the extent the affected corporation's ability to use tax credits is limited, such corporation's tax liability may increase. As of December 31, 2017, we had approximately $19.5 million of tax credit carryforwards related to alternative minimum tax and historic tax credits (all of which are attributable to our TRSs) which will begin to expire in 2035.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets (each such hedge, a "Borrowings Hedge") or manages the risk of certain currency fluctuations (each such hedge, a "Currency Hedge"), and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. Exclusion from the REIT 75% and 95% gross income tests also applies if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new properly identified hedging transaction to offset the prior hedging position. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the TRSs; provided, however, losses in our TRSs arising in taxable years beginning after December 31, 2017 may only be deducted against 80% of future taxable income in the TRSs.

If our Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income may be subject to taxation, and we would lose our REIT status.

Our Operating Partnership will qualify as a partnership for federal income tax purposes; however, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This could also result in our losing REIT status and becoming subject to corporate level tax on our income. This would substantially reduce our cash available to pay distributions and the return on a shareholder's investment. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a disregarded entity or a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a re-characterization of an underlying property owner could also threaten our ability to maintain REIT status.

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

To the extent that our distributions represent a return of capital for tax purposes, you could recognize an increased capital gain upon a subsequent sale of your stock.

Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a U.S. stockholder to the extent such distributions do not exceed the stockholder’s adjusted tax basis in its shares of our stock but instead will constitute a return of capital and will reduce the stockholder’s adjusted tax basis in its share of our stock. If our distributions result in a reduction of a stockholder’s adjusted basis in its shares of our stock, subsequent sales by such stockholder of its shares of our stock could potentially result in recognition of an increased capital gain or reduced capital loss due to the reduction in such stockholder’s adjusted basis in its shares of our stock.

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

As of February 20, 2018, we had 174,847,263 common shares outstanding. In addition, as of such date, 773,902 OP units in the Operating Partnership were outstanding, which are redeemable for cash or, at our option, for a like number of our common shares. We cannot predict the effect, if any, of future resales of our common shares or OP units, or the perception of such resales, on the market price of our common shares. Any such future resales, or the perception that such resales might occur, could adversely affect the market price of our common shares and may also make it more difficult for us to sell equity or equity-related securities in the future and at terms that we deem appropriate.

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

Our business could be negatively affected as a result of actions by activist shareholders.

Shareholder campaigns to effect changes in publicly-traded companies are sometimes led by activist investors through various corporate actions, including proxy contests. Responding to these actions can disrupt our operations by diverting the attention of management and our employees as well as our financial resources. Shareholder activism could create perceived uncertainties as to our future direction, which could result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners. Furthermore, the election of individuals to our Board with a specific agenda could adversely affect our ability to effectively and timely implement our strategic plans.

Risks Related to the Mergers

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

The Mergers involved the combination of two companies that previously operated as independent public companies. We expect the combined company to benefit from the elimination of duplicative costs associated with supporting a public company platform and the resulting economies of scale. These savings are not expected to be realized until the companies are fully integrated, which is not expected to occur until late 2018. We will be required to devote significant management attention and resources to the integration of the combined company's business practices and operations. The potential difficulties we may encounter in the integration process include the following:

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
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, policies and procedures, any of which could adversely affect our ability to achieve the anticipated benefits of the Mergers, or could otherwise materially and adversely affect our business and financial results.

Our future results will suffer if we do not effectively manage our expanded operations following the Mergers.

Our future success will depend, in part, upon our ability to manage our expanded operations following the Mergers, which may pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that our expanded operations will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

The market price of our common shares may decline as a result of the Mergers and may be affected by factors different from those that affected the price of our common shares before the Mergers.

The market price of our common shares may decline if we do not achieve the benefits of the Mergers or the effect of the Mergers on our financial results is not consistent with the expectations of financial or industry analysts, or our shareholders.

In addition, the consummation of the Mergers resulted in the combination of two companies that previoiusly operated as independent public companies. The two companies had different histories, markets, hotel properties and customer bases. For example, FelCor owned hotel properties in different geographic markets than us that operated under different hotel brands than ours. As a result, while we expect to benefit from certain synergies, we may also encounter new risks and liabilities associated with these differences. Our shareholders own interests in a combined company operating an expanded business and may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of our common shares. If large amounts of our Common Shares are sold, the price of our Common Shares could decline.

An adverse judgment in any shareholder litigation could adversely affect us.

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

Our shareholders may not receive dividends at the same rate that they did as our shareholders prior to the Mergers for various reasons, including the following:

•	we may not have enough cash to pay such dividends due to changes in our cash requirements, capital spending plans, cash flow or financial position;

•
decisions on whether, when and in what amounts to make any future dividends will remain at all times entirely at the discretion of our board of trustees, which reserves the right to change our dividend practices at any time and for any reason;

•
the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur; and

•
under the terms of our outstanding preferred stock, we are not permitted to pay dividends on our common stock unless all accrued preferred dividends then payable have been paid. While our preferred dividends are current, if we fail to pay future dividends on our preferred stock for any reason, including to comply with the terms of our senior secured notes, our preferred dividends will accrue, and we will be prohibited from paying any common dividends until all such accrued but unpaid preferred dividends have been paid.

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

Risks Related to Taxes and the Mergers

We would incur adverse tax consequences if FelCor failed to qualify as a REIT for federal income tax purposes prior to the Mergers.

In connection with the closing of the Mergers, FelCor received an opinion of counsel to the effect that it qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Mergers. FelCor, however, did not request a ruling from the Internal Revenue Service (the “IRS”) that it qualified as a REIT. If, notwithstanding this opinion, FelCor’s REIT status prior to the Mergers were successfully challenged, we would face serious tax consequences that would substantially reduce our core funds from operations, and cash available for distribution, including cash available to pay dividends to our shareholders, because:

•
FelCor, would be subject to federal, state and local income tax on its net income at regular corporate rates for the years that it did not qualify as a REIT (and, for such years, would not be allowed a deduction for dividends paid to shareholders in computing its taxable income) and we would succeed to the liability for such taxes;

•
the deemed sale of assets by FelCor in the REIT Merger would be subject to federal, state and local income tax at regular corporate rates (and FelCor would not be allowed a deduction for dividends paid for the deemed liquidating distribution paid to its shareholders) and we would succeed to the liability for such taxes; and

•
we would succeed to any earnings and profits accumulated by FelCor, as applicable, for the tax periods that FelCor did not qualify as a REIT and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits to maintain our REIT qualification.

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

If a corporation undergoes an "ownership change" within the meaning of Section 382 of the Code and the Treasury Regulations thereunder, such corporation's ability to use NOLs, generated prior to the time of that ownership change may be limited. To the extent the affected corporation's ability to use NOLs is limited, such corporation's taxable income may increase. As of December 31, 2017, FelCor's taxable REIT subsidiaries had approximately $237.9 million of NOLs which will begin to expire in 2024 for U.S. federal tax purposes and 2018 to 2024 for state tax purposes if not utilized. An ownership change with respect to the acquisition of FelCor in 2017 resulted in NOL limitations under Section 382 of the Code. Accordingly, certain of FelCor's taxable REIT subsidiaries' ability to use NOLs incurred prior to the Mergers in such future years will be limited, and these taxable REIT subsidiaries will have greater taxable income as a result of such limitation.

Section 383 of the Code and the Treasury Regulations governs the limitations of tax credits generated prior to the time of an ownership change. To the extent the affected corporation's ability to use tax credits is limited, such corporation's tax liability may increase. As of December 31, 2017, FelCor's taxable REIT subsidiaries had approximately $19.4 million of tax credit carryforwards related to alternative minimum tax and historic tax credits which will begin to expire in 2035.

Some of our hotel properties will be subject to property tax reappraisal.

As a result of the Mergers, some of our hotel properties will be subject to property tax reappraisal that could increase property tax expense and adversely affect our profitability. Ten of our hotel properties are located in jurisdictions that may provide for property tax reappraisal upon a change of ownership and so may face such a reassessment. Further, an additional five of our hotel properties are located in jurisdictions where the property tax value is subject to a ceiling that will no longer be applicable following the Mergers. The Mergers and the associated publicity together with the related transfers of property and property name changes that will occur in connection with the Mergers may cause other jurisdictions, in which the timing of the reappraisals is discretionary with the taxing authorities, to decide to reappraise our hotel properties in those jurisdictions and may correspondingly increase the property tax expense to the combined company. Due to the significant uncertainties involved, the possible increases in property tax expense have not been quantified.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our Hotel Properties

The following table provides a comprehensive list of our hotel properties as of December 31, 2017:

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
Alabama			Kentucky
	Embassy Suites Birmingham	242		Courtyard Louisville Northeast	114
Arizona				Marriott Louisville Downtown	616
	Embassy Suites Phoenix - Biltmore	232		Residence Inn Louisville Downtown	140
California				Residence Inn Louisville Northeast	102
	Courtyard San Francisco	166		SpringHill Suites Louisville Hurstbourne North	142
	Embassy Suites Irvine Orange County	293	Louisiana
	Embassy Suites Los Angeles Downey	220		Chateau LeMoyne - French Quarter, New Orleans (1)	171
	Embassy Suites Los Angeles - International Airport South	349		Hilton Garden Inn New Orleans Convention Center	286
	Embassy Suites Mandalay Beach - Hotel & Resort	250		Hotel Indigo New Orleans Garden District	132
	Embassy Suites Milpitas Silicon Valley	266		Wyndham New Orleans - French Quarter	374
	Embassy Suites Napa Valley	205	Massachusetts
	Embassy Suites San Francisco Airport - South San Francisco	312		Embassy Suites Boston Marlborough	229
	Embassy Suites San Francisco Airport - Waterfront	340		Embassy Suites Boston Waltham	275

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
	Hilton Garden Inn Los Angeles Hollywood	160		Wyndham Boston Beacon Hill	304
	Hilton Garden Inn San Francisco Oakland Bay Brg	278	Maryland
	Holiday Inn San Francisco - Fisherman's Wharf	585		DoubleTree Hotel Columbia	152
	Hyatt House Cypress Anaheim	142		Residence Inn Bethesda Downtown	188
	Hyatt House Emeryville San Francisco Bay Area	234		Residence Inn Columbia	108
	Hyatt House San Diego Sorrento Mesa	193		Residence Inn National Harbor Washington DC	162
	Hyatt House San Jose Silicon Valley	164		Residence Inn Silver Spring	130
	Hyatt House San Ramon	142	Michigan
	Hyatt House Santa Clara	150		Residence Inn Detroit Novi	107
	Hyatt Place Fremont Silicon Valley	151	Minnesota
	Residence Inn Palo Alto Los Altos	156		Embassy Suites Minneapolis - Airport	310
	San Francisco Marriott Union Square	401	New Jersey
	Wyndham San Diego Bayside	600		Embassy Suites Secaucus - Meadowlands (2)	261
	Wyndham Santa Monica At The Pier	132	New York
Colorado				Courtyard New York Manhattan Upper East Side	226
	Courtyard Boulder Longmont	78		DoubleTree Metropolitan Hotel New York City (3)	764
	Courtyard Boulder Louisville	154		Hampton Inn Garden City	143
	Courtyard Denver West Golden	110		The Knickerbocker New York (4)	330
	Fairfield Inn & Suites Denver Cherry Creek	134	North Carolina
	Hampton Inn & Suites Denver Tech Center	123		Hilton Garden Inn Durham Raleigh Research Triangle Park	177
	Marriott Denver Airport @ Gateway Park	238		Hyatt House Charlotte Center City	163
	Marriott Denver South @ Park Meadows	279	Oregon
	Renaissance Boulder Flatiron Hotel	232		Courtyard Portland City Center	256
	Residence Inn Boulder Louisville	88		SpringHill Suites Portland Hillsboro	106
	Residence Inn Denver West Golden	88	Pennsylvania
	Residence Inn Longmont Boulder	84		Hilton Garden Inn Pittsburgh University Place	202
	SpringHill Suites Boulder Longmont	90		Renaissance Pittsburgh Hotel	300
	SpringHill Suites Denver North Westminster	164		Sheraton Philadelphia Society Hill Hotel	364
District of Columbia				Wyndham Philadelphia Historic District	364
	Fairfield Inn & Suites Washington DC Downtown	198		Wyndham Pittsburgh University Center	251
	Homewood Suites Washington DC Downtown	175	South Carolina
	Hyatt Place Washington DC Downtown K Street	164		Courtyard Charleston Historic District	176
Florida				Embassy Suites Myrtle Beach - Oceanfront Resort	255
	Courtyard Fort Lauderdale SW Miramar	128		Hilton Myrtle Beach Resort	385
	DoubleTree Grand Key Resort	216		The Mills House Wyndham Grand Hotel	216
	DoubleTree Suites by Hilton Orlando - Lake Buena Vista	229	Texas
	Embassy Suites Deerfield Beach - Resort & Spa	244		Courtyard Austin Airport	150
	Embassy Suites Fort Lauderdale 17th Street	361		Courtyard Austin Downtown Convention Center	270
	Embassy Suites Fort Myers Estero	150		Courtyard Austin Northwest Arboretum	102
	Embassy Suites Miami - International Airport	318		Courtyard Austin South	110
	Embassy Suites Orlando - International Drive South/Convention Center	244		Courtyard Houston By The Galleria	190
	Embassy Suites Tampa Downtown Convention Center	360		Courtyard Houston Downtown Convention Center	191
	Embassy Suites West Palm Beach Central	194		Courtyard Houston Sugarland	112
	Fairfield Inn & Suites Key West	106		DoubleTree Suites by Hilton Austin	188
	Hampton Inn Fort Walton Beach	100		Embassy Suites Dallas - Love Field	248
	Hampton Inn & Suites Clearwater St Petersburg Ulmerton Road	128		Fairfield Inn & Suites Austin South Airport	63
	Hampton Inn West Palm Beach Airport Central	105		Fairfield Inn & Suites San Antonio Downtown Market	110
	Hilton Cabana Miami Beach	231		Hampton Inn Houston Near The Galleria	176
	Hilton Garden Inn West Palm Beach Airport	100		Hyatt House Austin Arboretum	131
	Renaissance Fort Lauderdale Plantation Hotel	250		Hyatt House Dallas Lincoln Park	155

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
	Residence Inn Fort Lauderdale Plantation	138		Hyatt House Dallas Uptown	141
	Residence Inn Fort Lauderdale SW Miramar	130		Hyatt House Houston Galleria	147
	The Vinoy Renaissance St. Petersburg Resort & Golf Club	362		Hyatt Centric The Woodlands	70
Georgia				Marriott Austin South	211
	Courtyard Atlanta Buckhead	181		Residence Inn Austin Downtown Convention Center	179
	Embassy Suites Atlanta - Buckhead	316		Residence Inn Austin North Parmer Lane	88
	Hyatt Atlanta Midtown	194		Residence Inn Austin Northwest Arboretum	84
	Residence Inn Atlanta Midtown Historic	90		Residence Inn Austin South	66
Hawaii				Residence Inn Houston By The Galleria	146
	Courtyard Waikiki Beach	403		Residence Inn Houston Downtown Convention Center	171
Illinois				Residence Inn Houston Sugarland	78
	Courtyard Chicago Downtown Magnificent Mile	306		Residence Inn San Antonio Downtown Market Square	95
	Courtyard Midway Airport	174		SpringHill Suites Austin North Parmer Lane	132
	Fairfield Inn & Suites Chicago Midway Airport	114		SpringHill Suites Austin South	152
	Hampton Inn Chicago Midway Airport	170		SpringHill Suites Houston Downtown Convention Center	167
	Hilton Garden Inn Chicago Midway Airport	174		Wyndham Houston - Medical Center Hotel & Suites	287
	Holiday Inn Express & Suites Midway Airport	104	Utah
	Marriott Chicago Midway	200		Courtyard Salt Lake City Airport	154
	Residence Inn Chicago Oak Brook	156		Residence Inn Salt Lake City Airport	104
	Residence Inn Chicago Naperville	130	Vermont
	Sleep Inn Midway Airport	121		DoubleTree by Hilton Burlington Vermont	309
Indiana			Washington
	Courtyard Chicago Southeast Hammond	85		Homewood Suites Seattle Lynnwood	170
	Courtyard Indianapolis @ The Capitol	124	Wisconsin
	Courtyard South Bend Mishawaka	78		Hyatt Place Madison Downtown	151
	Fairfield Inn & Suites Chicago SE Hammond	94
	Hilton Garden Inn Bloomington	168
	Residence Inn Chicago Southeast Hammond	78
	Residence Inn Indianapolis Downtown On The Canal	134
	Residence Inn Indianapolis Fishers	78
	Residence Inn Merrillville	78
	SpringHill Suites South Bend Mishawaka	87
_______________________________________________________________________________

(1)	We own an indirect 50% ownership interest in this hotel property and we account for the ownership interest using the equity method of accounting. This hotel property is operated without a lease.

(2)
We own an indirect 50% ownership interest in the real estate at this hotel property and we record the real estate interests using the equity method of accounting. We lease the hotel property to its TRS, of which we own a controlling financial interest in the operating lessee, so we consolidate the ownership interest in the leased hotel.

(3)	We own a 98.3% controlling ownership interest in this hotel property.

(4)	We own a 95% controlling ownership interest in this hotel property.

Management Agreements

In order to qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. We lease each of our hotel properties to TRS lessees, which in turn engage property management companies to manage our hotel properties. Each of our hotel properties is operated pursuant to a hotel management agreement with one of 17 independent hotel management companies. Each hotel management company receives a base management fee and is also eligible to receive an incentive management fee upon the achievement of certain financial thresholds as set forth in each applicable management agreement. The incentive management fee is generally calculated as a percentage of hotel operating profit after we have received a priority return on our investment in the hotel.

As of December 31, 2017, WLS was the management company for 71 of our hotel properties. Our remaining hotel properties were managed by 16 other management companies located in the United States. Below is a summary of the principal terms of the management agreements with WLS and a general overview of our non-WLS management agreements.

On January 24, 2018, Interstate Hotels & Resorts ("Interstate") acquired 62 of our management agreements with WLS. Pursuant to this transaction, we now have 73 management agreements with Interstate and nine management agreements with WLS. The terms of the original WLS management agreements (described below) remain in effect.

WLS Management Agreements

WLS is a fully-integrated owner, developer, and manager of premium-brand hotels. Our TRS lessees, as lessees of the respective hotels, have entered into management agreements with WLS. This summary is qualified in its entirety by reference to the form of the WLS management agreement included as an exhibit to this Annual Report on Form 10-K.

Our WLS management agreements contain initial terms of 10 to 20 years and are generally subject to two automatic renewal terms of five to 10 years each. The WLS management agreements have an average remaining initial term of approximately nine years.

Under the WLS management agreements, WLS receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is generally 3.5% of gross hotel revenues for the applicable hotel. Gross hotel revenue is calculated as all hotel revenue before subtracting expenses. The incentive management fee, which is calculated on a per hotel basis, is 15% of the operating profit (as defined in the applicable hotel management agreement) remaining after we receive an annual return equal to 11% of our total capital investment, including debt, in the applicable hotel. We also pay certain computer support and accounting service fees to WLS, as reflected in each management agreement.

We have structured our WLS management agreements to align our interests with those of WLS by providing us with a right to terminate a WLS management agreement if WLS fails to achieve certain criteria relating to the performance of a hotel property under WLS management, as measured with respect to any two consecutive fiscal years.

Subject to certain qualifications and applicable cure periods, the management agreements are generally terminable by either party upon material casualty or condemnation of the hotel or the occurrence of certain customary events of default. If an event of default occurs and continues beyond the grace period set forth in the WLS management agreement, the non-defaulting party generally has, among other remedies, the option of terminating the applicable management agreement, upon at least 30 days written notice to the other party.

In the event that WLS elects to terminate a WLS management agreement due to an event of default by us, WLS may elect to recover a termination fee, as liquidated damages, equal to 2.5 times the actual base management fee and incentive management fee earned by WLS under that management agreement in the fiscal year immediately preceding the fiscal year in which such termination occurred.

Generally, the WLS management agreements state that we cannot sell the applicable hotel property to any unrelated third party or engage in certain change of control actions (1) if we are in default under the management agreement, or (2) with or to a person or entity that is known in the community as being of bad moral character or has been convicted of a felony or is in control of or controlled by persons convicted of a felony or would be in violation of any franchise agreement requirements applicable to us. Generally, the WLS management agreements further require that any future owner of the applicable hotel property, at the option of WLS, assume the WLS management agreement or enter into a new WLS management agreement for such hotel property.

Other Management Agreements

As of December 31, 2017, 87 of our hotel properties were managed by 16 hotel management companies other than WLS. This number includes 47 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, Wyndham, or other hotel brands. Each of these hotels is subject to a management agreement that contains customary terms and conditions that generally are similar to the provisions found in the WLS management agreements described above.

The management agreements generally have initial terms that range from three to 25 years, and some provide for one or two automatic extension periods ranging from one to ten years. In addition, each hotel management company receives a base management fee generally between 3.0% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally between 2.0% and 7.0% of hotel revenues.

The hotel management companies may also earn an incentive management fee ranging from 10% to 25% of the available cash flow (or other similar metric), as defined in the management agreement. The incentive management fee is generally calculated as a percentage of the hotel operating income after we have received a priority return on our investment in the hotel property.

Each of the management agreements provides us with a right to terminate such management agreement if the hotel management company fails to reach certain performance targets (as provided in the applicable management agreement) or provides us with a right to terminate the management agreement in our sole and absolute discretion. In addition, certain management agreements give us the right to terminate the management agreement upon the sale of the hotel property or for any reason upon payment of a stipulated termination fee. The management agreements are also generally terminable by either party upon material casualty or condemnation of the hotel property or the occurrence of certain customary events of default.

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100 million limit over the term and an annual $21.5 million limit. As of December 31, 2017, approximately $22.1 million of the Wyndham net operating income guarantee, in the aggregate, had been recognized. We recognize the guaranty as a reduction of Wyndham's contractual management and other fees.

Franchise Agreements

As of December 31, 2017, 110 of our hotels operated under franchise agreements with Marriott, Hilton, Hyatt or other hotel brands. These numbers exclude 47 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, Wyndham, or other hotel brands. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement.

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

Ground Leases

As of December 31, 2017, 17 of our consolidated hotel properties and two of our unconsolidated hotel properties were subject to ground lease agreements that cover the land under the respective hotel properties. Additional information on the ground leases can be found in Note 12 to our accompanying consolidated financial statements.

Item 3.    Legal Proceedings

The nature of the operations of our hotels exposes our hotel properties, us and the Operating Partnership to the risk of claims and litigation in the normal course of business. Other than routine litigation arising out of the ordinary course of business, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "RLJ." The table below is a summary of the high and low prices of our common shares for each quarterly period for the years ended December 31, 2017 and 2016, as reported on the NYSE and the distributions paid by us with respect to each quarterly period.

2017	High	Low	Distribution
January 1, 2017 through March 31, 2017	$25.01	$21.86	$0.33
April 1, 2017 through June 30, 2017	$23.98	$19.12	$0.33
July 1, 2017 through September 30, 2017	$22.77	$19.24	$0.33
October 1, 2017 through December 31, 2017	$22.92	$20.52	$0.33

2016	High	Low	Distribution
January 1, 2016 through March 31, 2016	$23.33	$16.15	$0.33
April 1, 2016 through June 30, 2016	$22.81	$18.86	$0.33
July 1, 2016 through September 30, 2016	$24.60	$20.58	$0.33
October 1, 2016 through December 31, 2016	$25.10	$18.92	$0.33
On December 29, 2017 and February 20, 2018, the closing price of our common shares as reported on the NYSE was $21.97 and $21.62, respectively.

Share Return Performance
The graph and the table set forth below assume $100 was invested on December 31, 2012 in RLJ Lodging Trust's common shares. The graph and the table compare the total shareholder return of our common shares against the cumulative total returns of the Standard & Poor's 500 Index ("S&P 500 Index") and the Morgan Stanley Capital International United States REIT Index ("MSCI US REIT Index") between December 31, 2012 and December 31, 2017. The graph assumes an initial investment of $100 in our common shares and in each of the indices, and it also assumes the reinvestment of dividends.

Name	Initial Investment at December 31, 2012	Value of Initial Investment at December 31, 2013	Value of Initial Investment at December 31, 2014	Value of Initial Investment at December 31, 2015	Value of Initial Investment at December 31, 2016	Value of Initial Investment at December 31, 2017
RLJ Lodging Trust	$100.00	$130.24	$185.96	$126.03	$151.52	$144.46
S&P 500 Index	$100.00	$132.37	$150.48	$152.55	$170.78	$208.05
MSCI US REIT Index	$100.00	$102.50	$133.66	$137.04	$148.84	$156.48
This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Shareholder Information

At February 20, 2018, we had 155 holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than record holders. At February 20, 2018, there were 17 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for our common shares.

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

The credit agreements governing our $600 million unsecured revolving credit facility (the "Revolver") and our unsecured term loans (the "Term Loans") limit our ability to pay cash dividends. However, so long as no default or event of default exists, the credit agreements allow us to pay cash dividends with respect to any period of four fiscal quarters in an amount not to exceed (i) 95% of adjusted funds from operations (as defined in the credit agreements), (ii) the amount required for us to maintain our status as a REIT (including the right to distribute 100% of net capital gain) under Sections 856 through 860 of the Code, and (iii) the amount necessary for us to avoid income or excise tax under the Code. If certain defaults or events of default exist, we may pay cash dividends with respect to any fiscal year in an aggregate amount not to exceed the greater of (a) the minimum amount required for us to maintain our status as a REIT under Sections 856 through 860 of the Code, or (b) the amount necessary to avoid income or excise tax under the Code.

The terms of our outstanding preferred stock prohibit us from paying dividends on our common shares unless all accrued preferred dividends then payable have been paid.

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

Unregistered Sales of Equity Securities

The Company did not sell any securities during the fiscal year ended December 31, 2017 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

On May 1, 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $200.0 million of the Company's common shares. On October 30, 2015, the Company's board of trustees increased the authorized amount that may be repurchased by $200.0 million to a total of $400.0 million. On February 17, 2017, the Company's board of trustees increased the authorized amount that may be repurchased by $40.0 million to a total of $440.0 million. During the year ended December 31, 2017, the Company repurchased and retired 122,508 of its common shares for approximately $2.6 million in connection with its share repurchase program. On February 16, 2018, the Company's board of trustees extended the duration of the share repurchase program to February 28, 2019.

Additionally, during the year ended December 31, 2017, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the RLJ Lodging Trust 2015 Equity Incentive Plan (the "2015 Plan").

The following table summarizes all of the share repurchases during the year ended December 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2017 through January 31, 2017	1,335	$24.15	—	8,683,441
February 1, 2017 through February 28, 2017	19,526	$23.26	—	8,855,126
March 1, 2017 through March 31, 2017	—	$—	—	8,572,636
April 1, 2017 through April 30, 2017	1,298	$22.66	—	9,378,440
May 1, 2017 through May 31, 2017	31,125	$20.02	—	9,903,817
June 1, 2017 through June 30, 2017	—	$—	—	10,143,063
July 1, 2017 through July 31, 2017	2,035	$21.13	—	9,524,701
August 1, 2017 through August 31, 2017	50,059	$20.64	—	9,987,248
September 1, 2017 through September 30, 2017	122,508	$21.31	122,508	9,042,387
October 1, 2017 through October 31, 2017	17,424	$21.35	—	9,184,327
November 1, 2017 through November 30, 2017	21,964	$21.05	—	9,175,854
December 1, 2017 through December 31, 2017	—	$—	—	9,054,735
Total for the year ended December 31, 2017	267,274		122,508
_______________________________________________________________________________

(1)
The maximum number of shares that may yet be repurchased under the share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 6.    Selected Financial Data
The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements as of December 31, 2017 and 2016 and for the three years ended December 31, 2017, 2016 and 2015, and the related notes included elsewhere in this Annual Report on Form 10-K.

The selected financial information as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 has been derived from our audited historical financial statements.

	For the year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share data)
Statements of Operations Data:
Revenue
Room revenue	$1,146,882	$1,010,637	$985,361	$969,402	$844,741
Other property revenue	209,379	149,358	150,979	139,795	125,639
Total revenue	1,356,261	1,159,995	1,136,340	1,109,197	970,380
Expense
Room expense	270,729	228,656	220,101	213,071	186,667
Other property expense	541,142	439,453	437,545	433,274	388,440
Total property operating expense	811,871	668,109	657,646	646,345	575,107
Depreciation and amortization	186,993	162,500	156,226	144,294	127,231
Impairment loss	—	—	1,003	9,200	—
Property tax, insurance and other	91,406	77,281	76,682	71,443	63,627
General and administrative	40,453	31,516	37,810	41,671	35,466
Transaction costs	44,398	192	3,058	4,850	4,410
Total operating expense	1,175,121	939,598	932,425	917,803	805,841
Operating income	181,140	220,397	203,915	191,394	164,539
Interest and other income	5,926	1,998	3,161	2,688	7,431
Interest expense	(78,322)	(58,820)	(54,788)	(56,810)	(64,348)
Income from continuing operations before equity in income from unconsolidated joint ventures and income tax (expense) benefit	108,744	163,575	152,288	137,272	107,622
Equity in income from unconsolidated joint ventures	133	—	—	—	—
Income tax (expense) benefit	(42,118)	(8,190)	39,126	(1,145)	(879)
Gain on sale of hotel properties	8,980	45,929	28,398	353	—
Net income from continuing operations, including gain on sale	75,739	201,314	219,812	136,480	106,743
Net income attributable to noncontrolling interests	(904)	(962)	(1,591)	(1,039)	(1,258)
Preferred dividends	(8,372)	—	—	—	—
Net income from continuing operations attributable to common shareholders	$66,463	$200,352	$218,221	$135,441	$105,485

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share data)
Balance Sheet Data:
Investment in hotel properties, net	$5,791,925	$3,368,674	$3,674,999	$3,518,803	$3,241,163
Cash and cash equivalents	$586,470	$456,672	$134,192	$262,458	$332,248
Total assets	$6,794,805	$4,023,393	$3,972,942	$4,118,727	$3,709,074
Total debt	$2,880,488	$1,582,715	$1,575,486	$1,548,095	$1,400,765
Total liabilities	$3,224,527	$1,788,116	$1,772,418	$1,740,243	$1,562,740
Total equity	$3,570,278	$2,235,277	$2,200,524	$2,378,484	$2,146,334
Per Common Share Data:
Basic income from continuing operations per share	$0.47	$1.61	$1.69	$1.06	$0.89
Diluted income from continuing operations per share (1)	$0.47	$1.61	$1.68	$1.05	$0.88
Weighted-average common shares outstanding — basic	140,616,838	123,651,003	128,444,469	127,360,669	117,950,066
Weighted-average common shares outstanding — diluted (1)	140,694,049	123,879,007	128,967,754	128,293,843	118,738,626
Dividends declared per common share	$1.32	$1.32	$1.32	$1.04	$0.86
_______________________________________________________________________________

(1)
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

Overview

We are a self-advised and self-administered Maryland REIT that acquires primarily premium-branded, focused-service and compact full-service hotels. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotel properties are concentrated in markets that we believe exhibit multiple demand generators with dense corporate and individual populations. We believe premium-branded, focused-service and compact full-service hotels with these characteristics generate high levels of RevPAR, strong operating margins and attractive returns.

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

As we look at factors that could impact our business, we find that the consumer is generally in good health, job creation remains positive, and an increase in wages is adding to consumers' disposable income. While geopolitical and global economic uncertainty still exists, we remain hopeful that positive employment trends and an improving consumer balance sheet will continue to drive economic expansion in the U.S.

We are cautiously optimistic that the recent tax reform will accelerate the expansion of the U.S. economy and generate positive lodging demand and RevPAR growth for the industry. However, in light of accelerating supply, RevPAR growth is likely to be moderate.

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

On August 31, 2017, we completed our merger with FelCor Lodging Trust Incorporated ("FelCor"). The combined company, headquartered in Bethesda, Maryland, continues to be led by our existing senior management team. As of December 31, 2017, we owned 158 hotel properties with approximately 31,000 rooms, located in 26 states and the District of Columbia. We owned, through wholly-owned subsidiaries, a 100% interest in 154 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 156 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. We lease 157 of the 158 hotel properties to our TRS, of which we own a controlling financial interest.

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

A number of our hotel properties are affiliated with brands marketed toward extended-stay customers. Extended-stay customers are generally defined as those staying five nights or longer.

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

•
Revenue Per Available Room — RevPAR is the product of ADR and occupancy. RevPAR does not include non-room revenues, such as food and beverage revenue or other revenue. We use RevPAR to identify trend information with respect to room revenues from comparable hotel properties and to evaluate hotel performance on a regional basis.

RevPAR changes that are primarily driven by changes in occupancy have different implications for overall revenues and profitability than the changes that are driven primarily by changes in ADR. For example, an increase in occupancy at a hotel would lead to additional variable operating costs (including housekeeping services, utilities and room supplies) and could also result in an increase in other revenue and other operating expense. Changes in ADR typically have a greater impact on operating margins and profitability as they only have a limited effect on variable operating costs.

ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel property level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 84.6% of our total revenue for the year ended December 31, 2017, and it is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.

Another commonly used measure in the lodging industry is the RevPAR penetration index, which measures a hotel property's RevPAR in relation to the average RevPAR of that hotel's competitive set. Like other lodging companies, we use the RevPAR penetration index as an indicator of a hotel's market share in relation to its competitive set. However, the RevPAR penetration index for a particular hotel is not necessarily reflective of that hotel's relative share of any particular lodging market. The RevPAR penetration index for a particular hotel is calculated as the quotient of (1) the subject hotel's RevPAR divided by (2) the average RevPAR of the hotels in the subject hotel's competitive set, multiplied by 100. For example, if a hotel's RevPAR is $90 and the average RevPAR of the hotels in its competitive set is $90, the RevPAR penetration index would be 100, which would indicate that the subject hotel is capturing its fair market share in relation to its competitive set (i.e., the hotel's RevPAR is, on average, the same as its competitors). If, however, a hotel's RevPAR is $110 and the average RevPAR of the hotels in its competitive set is $90, the RevPAR penetration index of the subject hotel would be 122.2, which would indicate that the subject hotel has a RevPAR premium of approximately 22.2% (and, therefore, a market share premium) in relation to its competitive set.

One critical component in the RevPAR penetration index calculation is the determination of a hotel property's competitive set, which consists of a small group of hotels in the relevant market that we and the third-party hotel management company that manages the hotel property believe are comparable for purposes of benchmarking the performance of such hotel. The hotel property's competitive set is mutually agreed upon by us and the hotel's management company. Factors that we consider when establishing a competitive set include geographic proximity, brand affiliations, rate structure, and the level of service provided at the hotel. The determination of the competitive set is highly subjective, however, our methodology for determining a hotel property's competitive set may differ materially from those used by other hotel owners and/or management companies.

For the year ended December 31, 2017, the portfolio wide RevPAR penetration index of our hotel properties was 109.8, which indicates that, on average, our hotels maintained a market share premium of approximately 9.8% in relation to their competitive set.

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
We expect that our ADR, Occupancy and RevPAR performance will be impacted by macroeconomic factors such as regional and local employment growth, government spending, personal income and corporate earnings, office vacancy rates, business relocation decisions, airport activity, business and leisure travel demand, new hotel construction and the pricing strategies of our competitors. In addition, our ADR, Occupancy and RevPAR performance are dependent on the continued success of the Marriott, Hilton, Hyatt and Wyndham hotel brands.

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

◦
Other revenue — Occupancy and the nature of the hotel property are the main drivers of other ancillary revenue, such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees. Some hotels, due to the limited focus of the services offered and size or space limitations at the hotel, may not have the type of facilities that generate other revenue.

•	Property Operating Expense — The components of our property operating expense are as follows:

◦
Room expense — These expenses include housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other room-related costs. Like room revenue, occupancy is the major driver of room expense. These costs can increase based on an increase in salaries and wages, as well as the level of service and amenities that are provided at the hotel property.

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

◦
Other operating expense — These expenses include labor and other costs associated with the sources of our other revenue, as well as the labor and other costs associated with the administrative departments, sales and marketing, repairs and maintenance, and utility costs at the hotel properties.

Most categories of variable operating expenses, including labor costs, fluctuate with changes in occupancy. Increases in occupancy are accompanied by increases in most categories of variable operating expenses, while increases in ADR typically only result in increases in certain categories of operating costs and expenses, such as management fees, franchise fees, travel agency commissions, and credit card processing fees, all of which are based on hotel revenues. Therefore, changes in the ADR have a more significant impact on operating margins than changes in occupancy.

2017 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. During the year ended December 31, 2017, the following significant activities took place:

•
On August 31, 2017, we completed the merger transaction with FelCor for a total purchase price of approximately $1.4 billion. As a result, we acquired an ownership interest in 37 hotel properties that are located in major urban and resort markets.

•	In December 2017, we sold The Fairmont Copley Plaza in Boston, Massachusetts for $170.0 million.

•	In connection with the merger with FelCor, we designated and authorized the issuance of up to 12,950,000 Series A Preferred Shares.

•	We declared cash dividends of $0.975 on each Series A Preferred Share for the year.

•	We declared cash dividends of $1.32 per Common Share for the year.

Results of Operations

At December 31, 2017, 2016 and 2015 we owned 158, 122 and 126 hotel properties, respectively.  Based on when a hotel property is acquired, sold, or closed for renovation, the operating results for certain hotel properties are not comparable for the years ended December 31, 2017, 2016 and 2015.

For the comparison between the years ended December 31, 2017 and 2016, the non-comparable properties include 37 hotel properties that were acquired in the merger with FelCor on August 31, 2017, and five dispositions that were completed between January 1, 2016 and December 31, 2017.

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

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

	For the year ended December 31,
	2017	2016	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$1,146,882	$1,010,637	$136,245	13.5%
Food and beverage revenue	157,672	111,691	45,981	41.2%
Other revenue	51,707	37,667	14,040	37.3%
Total revenue	$1,356,261	$1,159,995	$196,266	16.9%
Expense
Operating expense
Room expense	$270,729	$228,656	$42,073	18.4%
Food and beverage expense	113,914	79,589	34,325	43.1%
Management and franchise fee expense	122,633	118,210	4,423	3.7%
Other operating expense	304,595	241,654	62,941	26.0%
Total property operating expense	811,871	668,109	143,762	21.5%
Depreciation and amortization	186,993	162,500	24,493	15.1%
Property tax, insurance and other	91,406	77,281	14,125	18.3%
General and administrative	40,453	31,516	8,937	28.4%
Transaction costs	44,398	192	44,206	—%
Total operating expense	1,175,121	939,598	235,523	25.1%
Operating income	181,140	220,397	(39,257)	(17.8)%
Other income	269	303	(34)	(11.2)%
Interest income	2,987	1,695	1,292	76.2%
Interest expense	(78,322)	(58,820)	(19,502)	33.2%
Gain on settlement of investment in loan	2,670	—	2,670	100.0%
Income before equity in income from unconsolidated joint ventures	108,744	163,575	(54,831)	(33.5)%
Equity in income from unconsolidated joint ventures	133	—	133	100.0%
Income before income tax expense	108,877	163,575	(54,698)	(33.4)%
Income tax expense	(42,118)	(8,190)	(33,928)	—%
Income from operations	66,759	155,385	(88,626)	(57.0)%
Gain on sale of hotel properties	8,980	45,929	(36,949)	(80.4)%
Net income	75,739	201,314	(125,575)	(62.4)%
Net income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(117)	(55)	(62)	—%
Noncontrolling interest in the Operating Partnership	(291)	(907)	616	(67.9)%
Preferred distributions - consolidated joint venture	(496)	—	(496)	100.0%
Net income attributable to RLJ	74,835	200,352	(125,517)	(62.6)%
Preferred dividends	(8,372)	—	(8,372)	100.0%
Net income attributable to common shareholders	$66,463	$200,352	$(133,889)	(66.8)%

Revenue

Total revenue increased $196.3 million, or 16.9%, to $1.36 billion for the year ended December 31, 2017 from $1.16 billion for the year ended December 31, 2016. The increase was a result of a $136.2 million increase in room revenue, a $46.0 million increase in food and beverage revenue, and a $14.0 million increase in other revenue.

Room Revenue

Room revenue increased $136.2 million, or 13.5%, to $1.15 billion for the year ended December 31, 2017 from $1.01 billion for the year ended December 31, 2016.  The increase was a result of a $146.0 million increase in room revenue attributable to the non-comparable properties, which was partially offset by a $9.7 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 0.7% decrease in RevPAR, which included RevPAR decreases in our Louisville, Chicago and New York City markets of 5.6%, 5.5% and 3.8%, respectively, partially offset by RevPAR increases in our Southern California, South Florida and Washington, D.C. markets of 4.6%, 3.9% and 3.5%, respectively.

The following are the key hotel operating statistics for the comparable properties owned at December 31, 2017 and 2016, respectively:

	For the year ended December 31,
	2017	2016	% Change
Number of comparable properties (at end of period)	122	122	—
Occupancy	77.8%	78.2%	(0.5)%
ADR	$166.10	$166.62	(0.3)%
RevPAR	$129.27	$130.23	(0.7)%

Food and Beverage Revenue

Food and beverage revenue increased $46.0 million, or 41.2%, to $157.7 million for the year ended December 31, 2017 from $111.7 million for the year ended December 31, 2016. The increase was a result of a $47.1 million increase in food and beverage revenue attributable to the non-comparable properties, which was offset by a $1.1 million decrease in food and beverage revenue attributable to the comparable properties.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees, increased $14.0 million, or 37.3%, to $51.7 million for the year ended December 31, 2017 from $37.7 million for the year ended December 31, 2016.  The increase was due to a $14.7 million increase in other revenue attributable to the non-comparable properties, which was offset by a $0.7 million decrease in other revenue attributable to the comparable properties.

Property Operating Expense

Property operating expense increased $143.8 million, or 21.5%, to $811.9 million for the year ended December 31, 2017 from $668.1 million for the year ended December 31, 2016. The increase was due to a $136.9 million increase in property operating expense attributable to the non-comparable properties and a $6.9 million increase in property operating expense attributable to the comparable properties. The increase in property operating expense attributable to the comparable properties was related to higher room expense and other operating department costs, which were partially offset by lower management and franchise fees.  Room expense and other operating department costs fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, decreased as a result of lower revenues at the comparable properties.

Depreciation and Amortization

Depreciation and amortization expense increased $24.5 million, or 15.1%, to $187.0 million for the year ended December 31, 2017 from $162.5 million for the year ended December 31, 2016. The increase was due to a $28.1 million increase in depreciation and amortization expense attributable to the non-comparable properties, which was offset by a $3.6 million decrease in depreciation and amortization expense attributable to the comparable properties as a result of furniture, fixtures and equipment at certain hotel properties that were fully depreciated in 2016.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $14.1 million, or 18.3%, to $91.4 million for the year ended December 31, 2017 from $77.3 million for the year ended December 31, 2016.  The increase was due to a $13.2 million increase in property tax, insurance and other expense attributable to the non-comparable properties and a $1.0 million increase in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense increased $8.9 million, or 28.4%, to $40.5 million for the year ended December 31, 2017 from $31.5 million for the year ended December 31, 2016.  The increase in general and administrative expense was primarily attributable to a $8.0 million increase in compensation expense and a net increase of $1.0 million in other general and administrative costs, including legal fees and other professional fees and costs. The increase in compensation expense for the year ended December 31, 2017 was primarily due to an increase in salary, bonus, and other employee compensation costs and the impact of a $2.8 million benefit realized during the year ended December 31, 2016 from the forfeiture of restricted shares and performance units upon the resignation of our former President and Chief Executive Officer in 2016.

Transaction Costs

Transaction costs increased $44.2 million to $44.4 million for the year ended December 31, 2017 from $0.2 million for the year ended December 31, 2016.  The increase in transaction costs was attributable to approximately $38.4 million in transaction costs and $5.7 million in integration costs that were incurred by the Company related to the merger with FelCor.

Interest Expense

The components of our interest expense for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	For the year ended December 31,
	2017	2016	$ Change	% Change
Senior Notes	$15,918	$—	$15,918	—%
Revolver and Term Loans	39,262	38,849	413	1.1%
Mortgage loans	19,643	16,006	3,637	22.7%
Amortization of deferred financing costs	3,499	3,965	(466)	(11.8)%
Total interest expense	$78,322	$58,820	$19,502	33.2%

Interest expense increased $19.5 million, or 33.2%, to $78.3 million for the year ended December 31, 2017 from $58.8 million for the year ended December 31, 2016.  The increase in interest expense was primarily due to assuming the senior notes and mortgage loans in the merger with FelCor, partially offset by a decrease in amortization of the deferred financing costs as a result of the accelerated amortization of the deferred financing costs associated with the debt refinancing transactions in 2016 and by the additional amortization of the costs capitalized in conjunction with the debt refinancing transactions in 2016.

Gain on Settlement of Investment in Loan

During the year ended December 31, 2017, the Company recognized a gain on settlement of investment in loan of approximately $2.7 million as a result of the investment in loan maturing in September 2017.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. The Company's effective tax rates were 35.4% and 3.9% for the years ended December 31, 2017 and 2016, respectively. Income tax expense increased $33.9 million to $42.1 million for the year ended December 31, 2017 from $8.2 million for the year ended December 31, 2016. The increase was primarily due to the impact of the Tax Cuts and Jobs Act (the "Tax Reform Act"), which was signed into law on December 22, 2017. The Tax Reform Act reduced the corporate income tax rate from 35% to 21%. The enactment of the Tax Reform Act resulted in a $31.7 million increase in our deferred tax expense as the lower corporate income tax rates that are expected to be in effect in the future reduced the future realizable value of our net deferred tax assets.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

	For the year ended December 31,
	2016	2015	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$1,010,637	$985,361	$25,276	2.6%
Food and beverage revenue	111,691	114,818	(3,127)	(2.7)%
Other revenue	37,667	36,161	1,506	4.2%
Total revenue	$1,159,995	$1,136,340	$23,655	2.1%
Expense
Operating expense
Room expense	$228,656	$220,101	$8,555	3.9%
Food and beverage expense	79,589	81,117	(1,528)	(1.9)%
Management and franchise fee expense	118,210	116,462	1,748	1.5%
Other operating expense	241,654	239,966	1,688	0.7%
Total property operating expense	668,109	657,646	10,463	1.6%
Depreciation and amortization	162,500	156,226	6,274	4.0%
Impairment loss	—	1,003	(1,003)	(100.0)%
Property tax, insurance and other	77,281	76,682	599	0.8%
General and administrative	31,516	37,810	(6,294)	(16.6)%
Transaction costs	192	3,058	(2,866)	(93.7)%
Total operating expense	939,598	932,425	7,173	0.8%
Operating income	220,397	203,915	16,482	8.1%
Other income	303	1,598	(1,295)	(81.0)%
Interest income	1,695	1,563	132	8.4%
Interest expense	(58,820)	(54,788)	(4,032)	7.4%
Income from continuing operations before income taxes	163,575	152,288	11,287	7.4%
Income tax (expense) benefit	(8,190)	39,126	(47,316)	—
Income from continuing operations	155,385	191,414	(36,029)	(18.8)%
Gain on sale of hotel properties	45,929	28,398	17,531	61.7%
Net income	201,314	219,812	(18,498)	(8.4)%
Net income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint venture	(55)	(77)	22	(28.6)%
Noncontrolling interest in the Operating Partnership	(907)	(1,514)	607	(40.1)%
Net income attributable to common shareholders	$200,352	$218,221	$(17,869)	(8.2)%

Revenue

Total revenue increased $23.7 million, or 2.1%, to $1.16 billion for the year ended December 31, 2016 from $1.14 billion for the year ended December 31, 2015. The increase was a result of a $25.3 million increase in room revenue and a $1.5 million increase in other revenue, partially offset by a $3.1 million decrease in food and beverage revenue.

Room Revenue

Room revenue increased $25.3 million, or 2.6%, to $1.01 billion for the year ended December 31, 2016 from $985.4 million for the year ended December 31, 2015.  The increase was a result of a $13.6 million increase in room revenue attributable to the comparable properties and an $11.6 million increase in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was attributable to a 1.2% increase in RevPAR, led by RevPAR increases in our Northern California, Southern California and Washington, D.C. markets of 9.6%, 8.0% and 4.4%, respectively, which were partially offset by RevPAR decreases in our Houston, Chicago and New York City markets of 12.3%, 3.3% and 2.3%, respectively.

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

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, gift shop sales and other guest service fees, increased $1.5 million, or 4.2%, to $37.7 million for the year ended December 31, 2016 from $36.2 million for the year ended December 31, 2015.  The increase was due to a $0.8 million increase in other revenue attributable to the non-comparable properties and a $0.7 million increase in other revenue attributable to the comparable properties.

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

Impairment

For the year ended December 31, 2016, we did not have an impairment loss on any of our hotel properties. For the year ended December 31, 2015, we incurred a $1.0 million impairment loss on one hotel property. The impairment was the result of an evaluation of the hotel's carrying value given the expectation to sell the hotel property before the end of its previously estimated useful life.

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

General and Administrative

General and administrative expense decreased $6.3 million, or 16.6%, to $31.5 million for the year ended December 31, 2016 from $37.8 million for the year ended December 31, 2015.  The decrease in general and administrative expense is primarily attributable to a $7.0 million decrease in compensation expense, partially offset by a net increase in other general and administrative costs, including legal fees and other professional fees and costs. The decrease in compensation expense was primarily due to the forfeiture of restricted shares and performance units upon the resignation of our former Company's President and Chief Executive Officer in 2016.

Interest Expense

The components of our interest expense for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	For the year ended December 31,
	2016	2015	$ Change	% Change
Revolver and Term Loans	$38,849	$35,898	$2,951	8.2%
Mortgage loans	16,006	16,500	(494)	(3.0)%
Amortization of deferred financing costs	3,965	4,164	(199)	(4.8)%
Capitalized interest	—	(1,774)	1,774	(100.0)%
Total interest expense	$58,820	$54,788	$4,032	7.4%

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

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. We had an income tax expense of $8.2 million for the year ended December 31, 2016 as compared to an income tax benefit of $39.1 million for the year ended December 31, 2015. The $47.3 million increase in income taxes primarily resulted from the release of a deferred tax asset valuation allowance of $39.9 million during the year ended December 31, 2015 and deferred tax expense during the year ended December 31, 2016. The Company's effective tax rates were 3.9% and (21.7)% for the years ended December 31, 2016 and 2015, respectively. The effective tax rate increased in 2016 as a result of the release of the deferred tax asset valuation allowance in 2015.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, such as hotel transaction costs, non-cash income tax expense or benefit, the amortization of share-based compensation, and certain other income or expenses that we consider outside the normal course of operations. We believe that Adjusted FFO provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and FFO, is beneficial to an investor’s understanding of our operating performance.

The following is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the year ended December 31,
	2017	2016	2015
Net income	$75,739	$201,314	$219,812
Preferred dividends	(8,372)	—	—
Preferred distributions - consolidated joint venture	(496)	—	—
Gain on sale of hotel properties	(8,980)	(45,929)	(28,398)
Depreciation and amortization	186,993	162,500	156,226
Impairment loss	—	—	1,003
Noncontrolling interest in consolidated joint ventures	(117)	(55)	(77)
Adjustments related to consolidated joint ventures (1)	(193)	(152)	(170)
Adjustments related to unconsolidated joint ventures (2)	900	—	—
FFO	245,474	317,678	348,396
Non-cash income tax expense (benefit)	39,747	7,001	(39,845)
Transaction costs	44,398	192	3,058
Gain on settlement of investment in loan	(2,670)	—	—
Amortization of share-based compensation	10,607	5,990	13,002
Loan related costs (3)	—	1,247	97
Other expenses (4)	1,591	604	—
Adjusted FFO	$339,147	$332,712	$324,708
 _______________________________________________________________

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in joint ventures.

(2)	Includes our ownership interest of the depreciation and amortization expense of the unconsolidated joint ventures.

(3)	Represents debt modification costs, debt extinguishment costs, and the accelerated amortization of deferred financing costs.

(4)	Represents income and expenses outside of the normal course of operations, including hurricane-related costs not reimbursed by insurance and property-level severance costs.

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is defined as net income or loss excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sales of assets; and (3) depreciation and amortization. We consider EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results.  In addition, EBITDA is used as one measure in determining the value of hotel property acquisitions and disposals. We present EBITDA attributable to common shareholders, which includes our OP units, because our OP units may be redeemed for common shares.  We believe it is meaningful for the investor to understand EBITDA attributable to all common shares and OP units.

We further adjust EBITDA for certain additional items such as gains or losses on dispositions, hotel transaction costs, impairment losses, the amortization of share-based compensation and certain other income and expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDA, is beneficial to an investor’s understanding of our operating performance.

The following is a reconciliation of our GAAP net income to EBITDA attributable to common shareholders and unitholders and Adjusted EBITDA attributable to common shareholders and unitholders for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the year ended December 31,
	2017	2016	2015
Net income	$75,739	$201,314	$219,812
Depreciation and amortization	186,993	162,500	156,226
Interest expense, net (1)	76,703	58,793	54,758
Income tax expense (benefit)	42,118	8,190	(39,126)
Noncontrolling interest in consolidated joint ventures	(117)	(55)	(77)
Adjustments related to consolidated joint ventures (2)	(275)	(152)	(170)
Adjustments related to unconsolidated joint ventures (3)	1,072	—	—
EBITDA	382,233	430,590	391,423
Transaction costs	44,398	192	3,058
Gain on sale of hotel properties	(8,980)	(45,929)	(28,398)
Gain on settlement of investment in loan	(2,670)	—	—
Impairment loss	—	—	1,003
Amortization of share-based compensation	10,607	5,990	13,002
Loan related costs (4)	—	924	—
Other expenses (5)	1,591	604	—
Adjusted EBITDA	$427,179	$392,371	$380,088
_______________________________________________________________________________

(1)	Excludes amounts attributable to investment in loans of $1.4 million, $1.7 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Includes interest, depreciation, and amortization expense allocated to the noncontrolling interest in joint ventures.

(3)	Includes our ownership interest of the interest, depreciation, and amortization expense of the unconsolidated joint ventures.

(4)	Represents debt modification costs and debt extinguishment costs.

(5)	Represents income and expenses outside of the normal course of operations, including hurricane-related costs not reimbursed by insurance and property-level severance costs.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of the funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•	recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards;

•	interest expense and scheduled principal payments on outstanding indebtedness; and

•	distributions necessary to qualify for taxation as a REIT.

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolver, of which $600.0 million was available at December 31, 2017, or proceeds from public offerings of common shares.

Our long-term liquidity requirements consist primarily of the funds necessary to pay for the costs of acquiring additional hotel properties, the redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, at maturity or otherwise. We expect to meet our long-term liquidity requirements through various sources of capital, including our Revolver and future equity (including OP units) or debt offerings, existing working capital, net cash provided by operations, long-term mortgage loans and other secured and unsecured borrowings.

Sources and Uses of Cash

As of December 31, 2017, we had $659.1 million of cash, cash equivalents, and restricted cash reserves as compared to $523.9 million at December 31, 2016.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $260.6 million, $331.4 million, and $328.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2017, 2016 and 2015.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $65.0 million for the year ended December 31, 2017 primarily due to $180.3 million in proceeds resulting from the sale of hotel properties and $12.8 million in proceeds from the settlement of an investment in loan. The net cash flow provided by investing activities was partially offset by $103.0 million in routine capital improvements and additions to the hotel properties and cash consideration, net of cash, cash equivalents, and restricted cash reserves acquired, of $24.9 million for the acquisition of FelCor.

The net cash flow provided by investing activities totaled $185.1 million for the year ended December 31, 2016 primarily due to $269.2 million in proceeds resulting from the sale of four hotel properties. The net cash flow provided by investing activities was partially offset by $83.8 million in routine capital improvements and additions to the hotel properties.

The net cash flow used in investing activities totaled $45.7 million for the year ended December 31, 2015 primarily due to $142.2 million used for the purchase of three hotel properties, $124.8 million in routine capital improvements and additions to the hotel properties and $24.5 million related to two major redevelopment projects. The net cash flow used in investing activities was partially offset by $246.4 million of net proceeds from the sale of 23 hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $190.4 million for the year ended December 31, 2017 primarily due to $177.0 million in distributions to shareholders and unitholders, $5.7 million paid to repurchase common shares, $4.8 million in mortgage loan principal payments, and $1.6 million in deferred financing cost payments.

The net cash flow used in financing activities totaled $182.3 million for the year ended December 31, 2016 primarily due to $165.2 million in distributions to shareholders and unitholders, $18.8 million paid to repurchase common shares, $5.4 million in deferred financing cost payments and $3.7 million in mortgage loan principal payments. The net cash flow used in financing activities was partially offset by $11.0 million in additional mortgage loan debt.

The net cash flow used in financing activities totaled $419.1 million for the year ended December 31, 2015 primarily due to $166.6 million in mortgage loan principal payments, $171.3 million in distributions to shareholders and unitholders, and

$237.2 million paid to repurchase common shares. The net cash flow used in financing activities was partially offset by $150.0 million in borrowings on the Term Loans and $7.0 million in additional mortgage loan debt.

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

From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. In addition, upon acquisition of a hotel property we often are required to complete a property improvement plan in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserves. To the extent that the FF&E reserves are not available or sufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with cash and cash equivalents on hand, our Revolver and/or other sources of available liquidity.

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2017, approximately $70.6 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of December 31, 2017, we owned 50% interests in joint ventures that owned two hotel properties. We own more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. The Company also owned 50% interests in joint ventures that owned real estate and a condominium management business that are associated with two of our resort hotel properties. None of our trustees, officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owned a hotel property had $21.5 million of non-recourse mortgage debt, of which our pro rata portion was $10.8 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity's obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044.

The other 50% unconsolidated joint venture that owned a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2017 (in thousands):

Obligations and Commitments	2018	2019	2020	2021	2022	Thereafter	Total
Senior Notes and interest (1)	$57,976	$57,976	$57,976	$57,976	$57,976	$1,072,795	$1,362,675
Mortgage loans and interest (1)	408,123	22,231	15,727	98,392	171,227	—	715,700
Revolver and Term Loans and interest (1)	40,646	654,234	17,716	409,052	150,314	—	1,271,962
Ground rent	12,982	10,987	11,001	11,016	11,031	626,674	683,691
Operating lease obligations	1,759	1,811	1,854	2,423	775	3,779	12,401
	$521,486	$747,239	$104,274	$578,859	$391,323	$1,703,248	$4,046,429
_______________________________________________________________________________

(1)	Amounts include principal and interest payments. The interest payments are based on the interest rate at December 31, 2017, giving consideration to the effect of interest rate swaps if applicable.

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

Our investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Maintenance and repairs are expensed and major renewals or improvements to the hotel properties are capitalized. Interest used to finance the real estate under development is capitalized as an additional cost of development. The Company discontinues the capitalization of interest once the real estate development project is substantially complete. Upon the sale or disposition of a hotel property, the asset and related accumulated depreciation accounts are removed and the related gain or loss is included in the gain or loss on sale of hotel properties in the consolidated statements of operations and comprehensive income. A sale or disposition of a hotel property that represents a strategic shift that has or will have a major effect on our operations and financial results is presented as discontinued operations in the consolidated statements of operations and comprehensive income.

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

Revenue Recognition

Our revenue consists of room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees). These revenues are recorded net of any sales and occupancy taxes collected from the hotel guests. All rebates or discounts are recorded as a reduction to revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotels. All revenues are recorded on an accrual basis as they are earned. An allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable portfolio and it is recorded as a bad debt expense. The allowance for doubtful accounts is calculated as a percentage of the aged accounts receivable. Any cash received prior to a guest's arrival is recorded as an advance deposit from the guest and recognized as revenue at the time of the guest's occupancy at the hotel property.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2017, we had approximately $1.6 billion of total variable rate debt outstanding (or 58.2% of total indebtedness) with a weighted-average interest rate of 3.63% per annum.  After taking into consideration the effect of interest rate swaps, $277.0 million (or 9.8% of total indebtedness) was subject to variable rates. If market interest rates on our variable rate debt outstanding as of December 31, 2017 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $2.8 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2017, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt (1)	$3,304	$3,765	$3,936	$4,166	$164,308	$999,010	$1,178,489
Weighted-average interest rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.80%	5.68%
Variable rate debt (1)	$378,250	$625,000	$—	$485,000	$150,000	$—	$1,638,250
Weighted-average interest rate (2)	4.16%	3.67%	—%	3.24%	3.43%	—%	3.63%
Total (3)	$381,554	$628,765	$3,936	$489,166	$314,308	$999,010	$2,816,739
_______________________________________________________________________________

(1)	Excludes $4.0 million and $0.9 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.

(2)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

(3)	Excludes a total of $68.7 million related to fair value adjustments on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements.  As of December 31, 2017, the estimated fair value of our fixed rate debt was $1.2 billion, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $60.9 million.

Item 8.    Financial Statements and Supplementary Data
See Index to the Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, the Company's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                     Other information

None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2017, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:
(1)   Financial Statements — See Index to the Financial Statements on page F-1
(2)   Financial Statement Schedules — The following financial statement schedule is included herein on pages F-45 through F-51:
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
2.1
Agreement and Plan of Merger, dated April 23, 2017, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., Rangers Sub I, LLC, Rangers Sub II, L.P., FelCor Lodging Trust Incorporated and FelCor Lodging Limited Partnership (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on April 25, 2017)

3.1
Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-172011) filed on May 5, 2011)

3.2
Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 7, 2015)

3.3
Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust of RLJ Lodging Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2016)

3.4
Articles Supplementary to Articles of Amendment and Restatement of Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 2015)

3.5
Articles Supplementary designating RLJ Lodging Trust's $1.95 Series A Cumulative Convertible Preferred Shares, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to the Registrant's Form 8-A filed on August 30, 2017)

3.6	Third Amended and Restated Bylaws of RLJ Lodging Trust (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on May 5, 2016)
4.1	Form of Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on April 29, 2011)
4.2
Form of stock certificate evidencing the $1.95 Series A Cumulative Convertible Preferred Shares, par value $0.01 per share (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-A filed on August 30, 2017)

4.3
Registration Rights Agreement, dated May 16, 2011, by and among RLJ Lodging Trust and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

4.4
Registration Rights Agreement, dated May 16, 2011, by and among RLJ Lodging Trust and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

4.5
Second Supplemental Indenture with respect to FelCor Lodging Limited Partnership's 5.625% Senior Secured Notes due 2023, dated as of August 31, 2017, by and among FelCor Lodging Limited Partnership, Rangers Sub I, LLC, the other guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 1, 2017)

4.6
Second Supplemental Indenture with respect to FelCor Lodging Limited Partnership's 6.000% Senior Notes due 2025, dated as of August 31, 2017, by and among FelCor Lodging Limited Partnership, Rangers Sub I, LLC, the other guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on September 1, 2017)

10.1	Amended and Restated Agreement of Limited Partnership, dated May 13, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)
10.2
Amendment No. 1 to Amended and Restated Agreement of Limited Partnership, dated August 31, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 1, 2017)

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
10.16
Employment Agreement, dated as of May 14, 2015, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Robert L. Johnson (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 20, 2015)

10.17
Employment Agreement, dated as of August 22, 2016, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Ross H. Bierkan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 26, 2016)

10.18
Employment Agreement, dated as of August 22, 2016, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 26, 2016)

10.19
Second Amended and Restated Credit Agreement, dated as of April 22, 2016, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 28, 2016)

10.20
First Amendment to Second Amended and Restated Credit Agreement, dated as of August 31, 2017, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 1, 2017)

10.21
Second Amended and Restated Guaranty, dated as of April 22, 2016, by and among RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto and Wells Fargo Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 28, 2016)

10.22
Term Loan Agreement, dated as of November 20, 2012, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Capital One, N.A., as Documentation Agent, Raymond James, as Managing Agent, Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.23
First Amendment to Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.24
Second Amendment to Term Loan Agreement, dated as of June 1, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.25
Third Amendment to Term Loan Agreement, dated as of November 12, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.26
Fourth Amendment to Term Loan Agreement and First Amendment to Guaranty, dated as of April 22, 2016, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 28, 2016)

10.27
Fifth Amendment to Term Loan Agreement, dated August 31, 2017, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 1, 2017)

10.28
Additional Lender Supplement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.29
Guaranty, dated as of November 20, 2012, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.30
Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Compass Bank, an Alabama Banking Corporation, and U.S. Bank National Association, as Documentation Agents, and Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.31
Guaranty, dated as of August 27, 2013, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.32
First Amendment to Term Loan Agreement, dated as of June 1, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.33
Second Amendment to Term Loan Agreement, dated as of November 12, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.34
Additional Term Loan Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2014)

10.35
Additional Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 25, 2014)

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
_______________________________________________________________________________
 *Filed herewith

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2018.

RLJ LODGING TRUST
By:	/s/ ROSS H. BIERKAN
Ross H. Bierkan President, Chief Executive Officer, Chief Investment Officer and Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. JOHNSON	Executive Chairman and Trustee	February 28, 2018
Robert L. Johnson
/s/ ROSS H. BIERKAN	President, Chief Executive Officer, Chief Investment Officer and Trustee (Principal Executive Officer)	February 28, 2018
Ross H. Bierkan
/s/ LESLIE D. HALE	Chief Operating Officer, Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 28, 2018
Leslie D. Hale
/s/ CHRISTOPHER A. GORMSEN	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Christopher A. Gormsen
/s/ EVAN BAYH	Trustee	February 28, 2018
Evan Bayh
/s/ ARTHUR R. COLLINS	Trustee	February 28, 2018
Arthur R. Collins
/s/ NATHANIEL A. DAVIS	Trustee	February 28, 2018
Nathaniel A. Davis
/s/ PATRICIA L. GIBSON	Trustee	February 28, 2018
Patricia L. Gibson
/s/ ROBERT M. LA FORGIA	Trustee	February 28, 2018
Robert M. La Forgia
/s/ ROBERT J. MCCARTHY	Trustee	February 28, 2018
Robert J. McCarthy
/s/ GLENDA G. MCNEAL	Trustee	February 28, 2018
Glenda G. McNeal

Item 8.         Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of RLJ Lodging Trust:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of RLJ Lodging Trust and its subsidiaries as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 28, 2018

We have served as the Company’s auditor since 2001.

RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Investment in hotel properties, net	$5,791,925	$3,367,776
Investment in unconsolidated joint ventures	23,885	—
Cash and cash equivalents	586,470	456,672
Restricted cash reserves	72,606	67,206
Hotel and other receivables, net of allowance of $510 and $182, respectively	60,011	26,018
Deferred income tax asset, net	56,761	44,614
Intangible assets, net	133,211	898
Prepaid expense and other assets	69,936	60,209
Total assets	$6,794,805	$4,023,393
Liabilities and Equity
Debt, net	$2,880,488	$1,582,715
Accounts payable and other liabilities	225,664	137,066
Deferred income tax liability	5,547	11,430
Advance deposits and deferred revenue	30,463	11,975
Accrued interest	17,081	3,444
Distributions payable	65,284	41,486
Total liabilities	3,224,527	1,788,116

Commitments and Contingencies (Note 12)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266 at December 31, 2017	366,936	—
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 174,869,046 and 124,364,178 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,749	1,244
Additional paid-in capital	3,208,002	2,187,333
Accumulated other comprehensive income (loss)	8,846	(4,902)
(Distributions in excess of net earnings) retained earnings	(82,566)	38,249
Total shareholders’ equity	3,502,967	2,221,924
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	11,700	5,973
Noncontrolling interest in the Operating Partnership	11,181	7,380
Total noncontrolling interest	22,881	13,353
Preferred equity in a consolidated joint venture, liquidation value of $45,430 at December 31, 2017	44,430	—
Total equity	3,570,278	2,235,277
Total liabilities and equity	$6,794,805	$4,023,393

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2017	2016	2015
Revenue
Operating revenue
Room revenue	$1,146,882	$1,010,637	$985,361
Food and beverage revenue	157,672	111,691	114,818
Other revenue	51,707	37,667	36,161
Total revenue	$1,356,261	$1,159,995	$1,136,340
Expense
Operating expense
Room expense	$270,729	$228,656	$220,101
Food and beverage expense	113,914	79,589	81,117
Management and franchise fee expense	122,633	118,210	116,462
Other operating expense	304,595	241,654	239,966
Total property operating expense	811,871	668,109	657,646
Depreciation and amortization	186,993	162,500	156,226
Impairment loss	—	—	1,003
Property tax, insurance and other	91,406	77,281	76,682
General and administrative	40,453	31,516	37,810
Transaction costs	44,398	192	3,058
Total operating expense	1,175,121	939,598	932,425
Operating income	181,140	220,397	203,915
Other income	269	303	1,598
Interest income	2,987	1,695	1,563
Interest expense	(78,322)	(58,820)	(54,788)
Gain on settlement of investment in loan	2,670	—	—
Income before equity in income from unconsolidated joint ventures	108,744	163,575	152,288
Equity in income from unconsolidated joint ventures	133	—	—
Income before income tax (expense) benefit	108,877	163,575	152,288
Income tax (expense) benefit	(42,118)	(8,190)	39,126
Income from operations	66,759	155,385	191,414
Gain on sale of hotel properties	8,980	45,929	28,398
Net income	75,739	201,314	219,812
Net income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(117)	(55)	(77)
Noncontrolling interest in the Operating Partnership	(291)	(907)	(1,514)
Preferred distributions - consolidated joint venture	(496)	—	—
Net income attributable to RLJ	74,835	200,352	218,221
Preferred dividends	(8,372)	—	—
Net income attributable to common shareholders	$66,463	$200,352	$218,221

Basic per common share data:
Net income per share attributable to common shareholders	$0.47	$1.61	$1.69
Weighted-average number of common shares	140,616,838	123,651,003	128,444,469

Diluted per common share data:
Net income per share attributable to common shareholders	$0.47	$1.61	$1.68
Weighted-average number of common shares	140,694,049	123,879,007	128,967,754

Dividends declared per common share	$1.32	$1.32	$1.32

Comprehensive income:
Net income	$75,739	$201,314	$219,812
Unrealized gain (loss) on interest rate derivatives	13,748	11,700	(2,958)
Comprehensive income	89,487	213,014	216,854
Comprehensive income attributable to the noncontrolling interest in consolidated joint ventures	(117)	(55)	(77)
Comprehensive income attributable to the noncontrolling interest in the Operating Partnership	(291)	(907)	(1,514)
Comprehensive income attributable to the preferred distributions - consolidated joint venture	(496)	—	—
Comprehensive income attributable to RLJ	$88,583	$212,052	$215,263

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity					Noncontrolling Interest
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Distributions in excess of net earnings)	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Equity
Balance at December 31, 2014	131,964,706	$1,319	$2,419,731	$(46,415)	$(13,644)	$11,198	$6,295	$2,378,484
Net income	—	—	—	218,221	—	1,514	77	219,812
Unrealized loss on interest rate derivatives	—	—	—	—	(2,958)	—	—	(2,958)
Shares acquired as part of a share repurchase program	(8,044,372)	(80)	(225,106)	—	—	—	—	(225,186)
Issuance of restricted stock	1,126,431	11	(11)	—	—	—	—	—
Amortization of share-based compensation	—	—	13,002	—	—	—	—	13,002
Share grants to trustees	5,008	—	132	—	—	—	—	132
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(403,722)	(4)	(12,016)	—	—	—	—	(12,020)
Forfeiture of restricted stock	(12,376)	—	—	—	—	—	—	—
Distribution to joint venture partner	—	—	—	—	—	—	(195)	(195)
Distributions on common shares and units	—	—	—	(169,367)	—	(1,180)	—	(170,547)
Balance at December 31, 2015	124,635,675	$1,246	$2,195,732	$2,439	$(16,602)	$11,532	$6,177	$2,200,524

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity					Noncontrolling Interest
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Equity
Balance at December 31, 2015	124,635,675	$1,246	$2,195,732	$2,439	$(16,602)	$11,532	$6,177	$2,200,524
Net income	—	—	—	200,352	—	907	55	201,314
Unrealized gain on interest rate derivatives	—	—	—	—	11,700	—	—	11,700
Redemption of Operating Partnership units	335,250	3	4,322	—	—	(4,325)	—	—
Shares acquired as part of a share repurchase program	(610,607)	(6)	(13,265)	—	—	—	—	(13,271)
Issuance of restricted stock	672,821	7	(7)	—	—	—	—	—
Amortization of share-based compensation	—	—	5,990	—	—	—	—	5,990
Share grants to trustees	2,554	—	57	—	—	—	—	57
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(244,015)	(2)	(5,500)	—	—	—	—	(5,502)
Forfeiture of restricted stock	(427,500)	(4)	4	—	—	—	—	—
Distribution to joint venture partner	—	—	—	—	—	—	(259)	(259)
Distributions on common shares and units	—	—	—	(164,542)	—	(734)	—	(165,276)
Balance at December 31, 2016	124,364,178	$1,244	$2,187,333	$38,249	$(4,902)	$7,380	$5,973	$2,235,277

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Distributions in excess of net earnings)	Accumulated Other Comprehensive Income (Loss)	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2016	—	$—	124,364,178	$1,244	$2,187,333	$38,249	$(4,902)	$7,380	$5,973	$—	$2,235,277
Net income	—	—	—	—	—	74,835	—	291	117	496	75,739
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	13,748	—	—	—	13,748
Issuance of common shares	—	—	50,358,104	504	1,015,723	—	—	—	—	—	1,016,227
Issuance of Operating Partnership units	—	—	—	—	—	—	—	4,342	—	—	4,342
Issuance of Series A Cumulative Convertible Preferred Shares	12,879,475	366,936	—	—	—	—	—	—	—	—	366,936
Noncontrolling interest recorded in connection with the Mergers	—	—	—	—	—	—	—	—	5,493	—	5,493
Preferred equity in a consolidated joint venture	—	—	—	—	—	—	—	—	—	44,430	44,430
Issuance of restricted stock	—	—	425,076	4	(4)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	10,607	—	—	—	—	—	10,607
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(144,766)	(2)	(3,048)	—	—	—	—	—	(3,050)
Shares acquired as part of a share repurchase program	—	—	(122,508)	(1)	(2,609)	—	—	—	—	—	(2,610)
Forfeiture of restricted stock	—	—	(11,038)	—	—	—	—	—	—	—	—
Contributions from joint venture partners	—	—	—	—	—	—	—	—	117	—	117
Distributions on preferred shares	—	—	—	—	—	(8,372)	—	—	—	—	(8,372)
Distributions on common shares and units	—	—	—	—	—	(187,278)	—	(832)	—	—	(188,110)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(496)	(496)
Balance at December 31, 2017	12,879,475	$366,936	174,869,046	$1,749	$3,208,002	$(82,566)	$8,846	$11,181	$11,700	$44,430	$3,570,278

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the year ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$75,739	$201,314	$219,812
Adjustments to reconcile net income to cash flow provided by operating activities:
Gain on sale of hotel properties	(8,980)	(45,929)	(28,398)
Gain on settlement of investment in loan	(2,670)	—	—
Depreciation and amortization	186,993	162,500	156,226
Amortization of deferred financing costs	3,499	3,965	4,164
Other amortization	(2,098)	751	784
Equity in income from unconsolidated joint ventures	(133)	—	—
Distributions of income from unconsolidated joint ventures	1,900	—	—
Accretion of interest income on investment in loan	(664)	(613)	(389)
Impairment loss	—	—	1,003
Share grants to trustees	—	57	132
Amortization of share-based compensation	10,607	5,990	13,002
Deferred income taxes	40,140	6,994	(40,554)
Changes in assets and liabilities:
Hotel and other receivables, net	(5,686)	(263)	115
Prepaid expense and other assets	3,805	(5,162)	4,802
Accounts payable and other liabilities	(27,575)	2,870	(5,502)
Advance deposits and deferred revenue	(5,307)	328	1,617
Accrued interest	(8,975)	(1,439)	2,100
Net cash flow provided by operating activities	260,595	331,363	328,914
Cash flows from investing activities
Acquisition of FelCor, net of cash acquired	(24,883)	—	—
Acquisition of hotel properties, net	—	—	(142,221)
Proceeds from the sale of hotel properties, net	180,279	269,185	246,405
Improvements and additions to hotel properties	(102,989)	(83,780)	(149,225)
Additions to property and equipment	(219)	(283)	(659)
Proceeds from the settlement of an investment in loan	12,792	—	—
Net cash flow provided by (used in) investing activities	64,980	185,122	(45,700)
Cash flows from financing activities
Borrowings under Revolver	—	51,000	—
Repayments under Revolver	—	(51,000)	—
Borrowings on Term Loans	—	—	150,000
Payments of Senior Notes	(990)	—	—
Proceeds from mortgage loans	—	11,000	7,000
Payments of mortgage loans principal	(4,770)	(3,651)	(166,587)
Repurchase of common shares under a share repurchase program	(2,610)	(13,271)	(225,186)
Repurchase of common shares to satisfy employee withholding requirements	(3,050)	(5,502)	(12,020)
Distributions on preferred shares	(6,279)	—	—
Distributions on common shares	(169,942)	(164,364)	(170,092)
Distributions on Operating Partnership units	(775)	(838)	(1,160)
Payments of deferred financing costs	(1,582)	(5,369)	(839)
Preferred distributions - consolidated joint venture	(496)	—	—
Contributions from joint venture partners	117	—	—
Distributions to joint venture partners	—	(259)	(195)
Net cash flow used in financing activities	(190,377)	(182,254)	(419,079)
Net change in cash and cash equivalents	135,198	334,231	(135,865)
Cash, cash equivalents, and restricted cash reserves, beginning of year	523,878	189,647	325,512
Cash, cash equivalents, and restricted cash reserves, end of year	$659,076	$523,878	$189,647
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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2017, there were 175,642,948 units of limited partnership interest in the Operating Partnership (“OP units”) outstanding and the Company owned, through a combination of direct and indirect interests, 99.6% of the outstanding OP units.

As of December 31, 2017, the Company owned 158 hotel properties with approximately 31,000 rooms, located in 26 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 154 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 156 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 157 of the 158 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

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

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net income and comprehensive income, shareholders’ equity or cash flows.

Revenue Recognition

The Company’s revenue consists of room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees). These revenues are recorded net of any sales and occupancy taxes collected from the hotel guests. All rebates or discounts are recorded as a reduction to revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotels. All revenues are recorded on an accrual basis as they are earned. An allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the existing accounts receivable portfolio and it is recorded as a bad debt expense. The allowance for doubtful accounts is calculated as a percentage of the aged accounts receivable.  Any cash received prior to a guest's arrival is recorded as an advance deposit from the guest and recognized as revenue at the time of the guest's occupancy at the hotel property.

Investment in Hotel Properties

The Company’s acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment ("FF&E"), and inventory. The Company may also acquire intangible assets or liabilities related to in-place leases, management agreements, franchise agreements and advanced bookings.  The Company allocates the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. The Company determines the fair value by using market data and independent appraisals available to us and making numerous estimates and assumptions. Transaction costs are expensed for acquisitions that are considered business combinations and capitalized for asset acquisitions.

The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Maintenance and repairs are expensed and major renewals or improvements to the hotel properties are capitalized. Interest used to finance the real estate under development is capitalized as an additional cost of development. The Company discontinues the capitalization of interest once the real estate development project is substantially complete. Upon the sale or disposition of a hotel property, the asset and related accumulated depreciation accounts are removed and the related gain or loss is included in the gain or loss on sale of hotel properties in the consolidated statements of operations and comprehensive income. A sale or disposition of a hotel property that represents a strategic shift that has or will have a major effect on the Company's operations and financial results is presented as discontinued operations in the consolidated statements of operations and comprehensive income.

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

For acquisitions that are considered business combinations, the Company recognizes the cumulative impact of a measurement period adjustment, if any, in the reporting period in which the adjustment is identified. Depending on the circumstances of the measurement period adjustment, the Company will disclose the prior period impact of the adjustment separately on the face of the consolidated statement of operations or in the notes to the consolidated financial statements.

Investment in Unconsolidated Joint Ventures

If the Company determines that it does not have a controlling financial interest in a joint venture, either through a controlling financial interest in a variable interest entity or through the Company's voting interest in a voting interest entity, but the Company exercises significant influence over the operating and financial policies of the joint venture, the Company accounts for the joint venture using the equity method of accounting. Under the equity method of accounting, the Company's investment is adjusted each reporting period to recognize the Company's share of the net earnings or losses of the joint venture, plus any contributions to the joint venture, less any distributions received from the joint venture and any adjustment for impairment. In addition, the Company's share of the net earnings or losses of the joint venture is adjusted for the straight-line depreciation of the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the underlying net assets in the joint venture at the date of acquisition.

The Company assesses the carrying value of its investment in unconsolidated joint ventures whenever events or changes in circumstances may indicate that the carrying value of the investment exceeds its fair value on an other-than-temporary basis. When an impairment indicator is present, the Company will estimate the fair value of the investment, which will be determined by using internally developed discounted cash flow models, third-party appraisals, or if appropriate, the net sales proceeds from pending offers. If the estimated fair value is less than the carrying value, and management determines that the decline in value is considered to be other-than-temporary, the Company will recognize an impairment loss on its investment in the joint venture.

The Company tracks the inception-to-date contributions, distributions, and earnings for each of our unconsolidated joint ventures. Any cash distributions received up to the aggregate historical earnings of the unconsolidated joint venture is presented as an operating activity in the consolidated statements of cash flows. Any cash distributions in excess of the aggregate historical earnings of the unconsolidated joint venture is presented as an investing activity in the consolidated statements of cash flows.

Intangible Assets

In a business combination, the Company may acquire intangible assets related to in-place leases, management agreements, franchise agreements, advanced bookings, and other intangible assets. The Company recognizes each of the intangible assets at fair value. The Company estimated the fair value of the intangible assets by using market data and independent appraisals and making numerous estimates and assumptions. The below market lease intangible assets are amortized over the remaining terms of the respective leases as adjustments to rental expense in property tax, insurance and other in the consolidated statements of operations and comprehensive income. The advanced bookings intangible asset is amortized over the duration of the hotel room and guest event reservations period at the respective hotel property to depreciation and amortization in the consolidated statements of operations and comprehensive income. The other intangible assets are amortized over the remaining non-cancelable term of the related agreement or the useful life of the respective intangible asset to depreciation and amortization in the consolidated statements of operations and comprehensive income.

The Company assesses the carrying value of the intangible assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models or third-party appraisals.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments that mature three months or less when they are purchased. The Company maintains its cash at domestic banks, which, at times, may exceed the limits of the amounts insured by the Federal Deposit Insurance Corporation.

Restricted Cash Reserves

Restricted cash reserves consists of all cash that is required to be maintained in a reserve escrow account by a hotel management agreement, franchise agreement and/or a mortgage loan agreement for the replacement of furniture, fixtures and equipment and the funding of real estate taxes and insurance.

Hotel Receivables

Hotel receivables consist mainly of receivables due from hotel guests and meeting and banquet room rentals. The Company does not generally require collateral, as ongoing credit evaluations are performed, and an allowance for doubtful accounts is established against any receivable that is estimated to be uncollectible.

Deferred Financing Costs

Deferred financing costs are the costs incurred to obtain long-term financing. The deferred financing costs are recorded at cost and are amortized using the straight-line method, which approximates the effective interest method, over the respective term of the financing agreement and are included as a component of interest expense. The Company expenses unamortized deferred financing costs when the associated financing agreement is refinanced or repaid before maturity unless certain criteria are met that would allow for the carryover of such costs to the refinanced agreement. The Company presents the deferred financing costs for its Term Loans (as defined in Note 9) and mortgage loans on the balance sheet as a direct deduction from the carrying amount of the respective debt liability. The Company presents the deferred financing costs for its Revolver (as defined in Note 9) on the balance sheet as an asset, which is included in prepaid expense and other assets in the accompanying consolidated balance sheets.

For the years ended December 31, 2017, 2016 and 2015, approximately $3.5 million, $4.0 million and $4.2 million, respectively, of amortization expense was recorded as a component of interest expense in the consolidated statements of operations and comprehensive income. Accumulated amortization at December 31, 2017 and 2016 was approximately $13.2 million and $9.7 million, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $6.2 million, $4.2 million and $4.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in other operating expense in the consolidated statements of operations and comprehensive income.

Transaction Costs

The Company incurs costs during the review of potential hotel property acquisitions and dispositions, including legal fees, architectural costs, environmental reviews, market studies, financial advisory, and other professional service fees. In addition, if the Company does complete a hotel property acquisition or a business combination, the Company may incur transfer taxes and integration costs, including professional fees and employee-related costs. These costs are expensed as incurred in the consolidated statements of operations and comprehensive income.

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

As of December 31, 2017, the Company consolidated the Operating Partnership, which has a 0.4% third-party ownership interest. The third-party ownership interest is included in the noncontrolling interest in the Operating Partnership in the equity section of the consolidated balance sheets. The portion of the income and losses associated with the third-party ownership interest are included in the noncontrolling interest in the Operating Partnership in the consolidated statements of operations and comprehensive income.

As of December 31, 2017, the Company consolidated the joint venture that owns the DoubleTree Metropolitan Hotel New York City hotel property; this joint venture has a 1.7% third-party ownership interest in the joint venture. The Company also consolidated the joint venture that owns The Knickerbocker hotel property; this joint venture has a 5% third-party ownership interest in the joint venture. In addition, the Company consolidated the operating lessee of the Embassy Suites Secaucus - Meadowlands hotel property through its 51% controlling financial interest in the operating lessee of the joint venture; this joint venture has a 49% third-party ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures in the equity section of the consolidated balance sheets. The income and losses associated with the third-party ownership interest are included in the noncontrolling interest in consolidated joint venture in the consolidated statements of operations and comprehensive income.

Preferred Equity in a Consolidated Joint Venture

The Knickerbocker joint venture raised capital through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. Based on the redemption features of the preferred equity, the Company presents the preferred equity raised by the Knickerbocker joint venture as preferred equity in a consolidated joint venture within the equity section of the consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes or replaces nearly all GAAP revenue recognition guidance. The guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods, with early adoption permitted. The Company adopted this standard on January 1, 2018 using the modified retrospective transition method. Based on the Company's assessment, the adoption of this standard will not have a material impact on the Company's consolidated financial statements but it will result in additional disclosures in the notes to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance will require lessees to recognize a right-of-use asset and a lease liability for most of their leases on the balance sheet, and an entity will need to classify its leases as either an operating or finance lease in order to determine the income statement presentation. Leases with a term of 12 months or less will be accounted for similar to the existing guidance today for operating leases. Lessors will classify their leases using an approach that is substantially equivalent to the existing guidance today for operating, direct financing, or sales-type leases. Lessors may only capitalize the incremental direct costs of leasing, so any indirect costs of leasing will be expensed as incurred. The guidance requires an entity to separate the lease components from the non-lease components in a contract, with the lease components being accounted for in accordance with ASC 842 and the non-lease components being accounted for in accordance with other applicable accounting guidance. The guidance is effective for annual reporting periods beginning after December 15, 2018, and the interim periods within those annual periods, with early adoption permitted. The Company expects to adopt this new standard on January 1, 2019. The Company has not yet completed its analysis on this standard, but it believes the application of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet for each of its ground leases and equipment leases, which represent the majority of the Company's current operating lease payments. The Company does not expect the adoption of this standard will materially affect its consolidated statements of operations and comprehensive income.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This guidance requires that the statement of cash flows reconcile the change during the period in the total of cash, cash equivalents, and restricted cash reserves. As a result, the restricted cash reserves will be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts presented in the statement of cash flows. The Company adopted the guidance on October 1, 2017, and applied its provisions retrospectively. The adoption of ASU 2016-18 did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. The Company adopted this guidance on January 1, 2018. The Company will evaluate each future acquisition (or disposal) to determine whether it will be considered to be an acquisition (or disposal) of assets or a business. The Company does not believe the accounting for each future acquisition (or disposal) of assets or a business will be materially different, therefore, the adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The guidance clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets, including real estate, and in substance nonfinancial assets, which are defined as assets or a group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. As a result of the guidance, sales and partial sales of real estate assets will be accounted for similar to all other sales of nonfinancial and in substance nonfinancial assets. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods, with early adoption permitted. The Company adopted this guidance on January 1, 2018 using the modified retrospective transition method. Based on the Company's assessment, the adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

3. Merger with FelCor Lodging Trust Incorporated

On August 31, 2017 (the "Acquisition Date"), the Company, the Operating Partnership, Rangers Sub I, LLC, a wholly owned subsidiary of the Operating Partnership ("Rangers"), and Rangers Sub II, LP, a wholly owned subsidiary of the Operating Partnership ("Partnership Merger Sub"), consummated the transactions contemplated by the Agreement and Plan of Merger (the "Merger Agreement"), dated as of April 23, 2017, with FelCor Lodging Trust Incorporated ("FelCor") and FelCor Lodging Limited Partnership ("FelCor LP") pursuant to which Partnership Merger Sub merged with and into FelCor LP, with FelCor LP surviving as a wholly owned subsidiary of the Operating Partnership (the "Partnership Merger"), and, immediately thereafter, FelCor merged with and into Rangers, with Rangers surviving as a wholly owned subsidiary of the Operating Partnership (the "REIT Merger" and, together with the Partnership Merger, the "Mergers").

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

The Company accounted for the Mergers under the acquisition method of accounting in ASC 805, Business Combinations. As a result of the Mergers, the Company acquired an ownership interest in the following 37 hotel properties:

Hotel Property Name	Location	Ownership Interest	Management Company	Rooms
DoubleTree Suites by Hilton Austin	Austin, TX	100%	Hilton	188
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	Orlando, FL	100%	Hilton	229
Embassy Suites Atlanta - Buckhead	Atlanta, GA	100%	Hilton	316
Embassy Suites Birmingham	Birmingham, AL	100%	Hilton	242
Embassy Suites Boston Marlborough	Marlborough, MA	100%	Hilton	229
Embassy Suites Dallas - Love Field	Dallas, TX	100%	Aimbridge Hospitality	248
Embassy Suites Deerfield Beach - Resort & Spa	Deerfield Beach, FL	100%	Hilton	244
Embassy Suites Fort Lauderdale 17th Street	Fort Lauderdale, FL	100%	Hilton	361
Embassy Suites Los Angeles - International Airport South	El Segundo, CA	100%	Hilton	349
Embassy Suites Mandalay Beach - Hotel & Resort	Oxnard, CA	100%	Hilton	250
Embassy Suites Miami - International Airport	Miami, FL	100%	Hilton	318
Embassy Suites Milpitas Silicon Valley	Milpitas, CA	100%	Hilton	266
Embassy Suites Minneapolis - Airport	Bloomington, MN	100%	Hilton	310
Embassy Suites Myrtle Beach - Oceanfront Resort	Myrtle Beach, SC	100%	Hilton	255
Embassy Suites Napa Valley	Napa, CA	100%	Hilton	205
Embassy Suites Orlando - International Drive South/Convention Center	Orlando, FL	100%	Hilton	244
Embassy Suites Phoenix - Biltmore	Phoenix, AZ	100%	Hilton	232
Embassy Suites San Francisco Airport - South San Francisco	San Francisco, CA	100%	Hilton	312
Embassy Suites San Francisco Airport - Waterfront	Burlingame, CA	100%	Hilton	340
Embassy Suites Secaucus - Meadowlands (1)	Secaucus, NJ	50%	Hilton	261
Hilton Myrtle Beach Resort	Myrtle Beach, SC	100%	Hilton	385
Holiday Inn San Francisco - Fisherman's Wharf	San Francisco, CA	100%	InterContinental Hotels	585
San Francisco Marriott Union Square	San Francisco, CA	100%	Marriott Hotel Services	400
Sheraton Burlington Hotel & Conference Center (3)	Burlington, VT	100%	Marriott Hotel Services	309
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	100%	Marriott Hotel Services	364
The Fairmont Copley Plaza (4)	Boston, MA	100%	FRHI Hotels & Resorts	383
The Knickerbocker New York	New York, NY	95%	Highgate Hotels	330
The Mills House Wyndham Grand Hotel	Charleston, SC	100%	Wyndham	216
The Vinoy Renaissance St. Petersburg Resort & Golf Club	St. Petersburg, FL	100%	Marriott Hotel Services	361
Wyndham Boston Beacon Hill	Boston, MA	100%	Wyndham	304
Wyndham Houston - Medical Center Hotel & Suites	Houston, TX	100%	Wyndham	287
Wyndham New Orleans - French Quarter	New Orleans, LA	100%	Wyndham	374
Wyndham Philadelphia Historic District	Philadelphia, PA	100%	Wyndham	364
Wyndham Pittsburgh University Center	Pittsburgh, PA	100%	Wyndham	251
Wyndham San Diego Bayside	San Diego, CA	100%	Wyndham	600
Wyndham Santa Monica At The Pier	Santa Monica, CA	100%	Wyndham	132
Chateau LeMoyne - French Quarter, New Orleans (2)	New Orleans, LA	50%	InterContinental Hotels	171
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

(3)	In December 2017, this hotel property was converted to the DoubleTree by Hilton Burlington Vermont.

(4)	In December 2017, the Company sold this hotel property for a sale price of $170.0 million.

The total consideration for the Mergers was approximately $1.4 billion, which included the Company's issuance of approximately 50.4 million common shares at $20.18 per share to FelCor common stockholders, the Company's issuance of approximately 12.9 million Series A Preferred Shares at $28.49 per share to former FelCor preferred stockholders, the Operating Partnership's issuance of approximately 0.2 million OP Units at $20.18 per unit to former FelCor LP limited partners, and cash. The total consideration consisted of the following (in thousands):

Total Consideration
Common Shares	$1,016,227
Series A Preferred Shares	366,936
OP Units	4,342
Cash, net of cash, cash equivalents, and restricted cash reserves acquired	24,883
Total consideration	$1,412,388

The Company allocated the purchase price consideration as follows (in thousands):

August 31, 2017
Investment in hotel properties	$2,661,114
Investment in unconsolidated joint ventures	25,651
Hotel and other receivables	28,308
Deferred income tax assets	58,170
Intangible assets	139,673
Prepaid expenses and other assets	23,811
Debt	(1,305,337)
Accounts payable and other liabilities	(118,360)
Advance deposits and deferred revenue	(23,795)
Accrued interest	(22,612)
Distributions payable	(4,312)
Noncontrolling interest in consolidated joint ventures	(5,493)
Preferred equity in a consolidated joint venture	(44,430)
Total consideration	$1,412,388

During the fourth quarter of 2017, the Company refined its valuation models to reflect changes in inputs and assumptions related to cash flow projections, discount rates, and tax attributes. Therefore, the Company recorded certain measurement period adjustments to decrease investment in hotel properties by $12.5 million, to decrease intangible assets by $12.0 million, to increase deferred income tax assets by approximately $26.2 million, to increase prepaid expenses and other assets by $1.2 million, to increase accounts payable and other liabilities by $2.6 million, and to increase noncontrolling interest in consolidated joint ventures by $0.3 million.

The Company used the following valuation methodologies, inputs, and assumptions to estimate the fair value of the assets acquired, the liabilities assumed, and the equity interests acquired:

•
Investment in hotel properties — The Company estimated the fair values of the land and improvements, buildings and improvements, and furniture, fixtures, and equipment at the hotel properties by using a combination of the market, cost, and income approaches. These valuation methodologies are based on significant Level 3 inputs in the fair value hierarchy, such as estimates of future income growth, capitalization rates, discount rates, capital expenditures, and cash flow projections at the respective hotel properties.

•
Investment in unconsolidated joint ventures — The Company estimated the fair value of its real estate interests in the unconsolidated joint ventures by using the same valuation methodologies for the investment in hotel properties noted above and for the debt noted below. The Company recognized the net assets acquired based on its respective ownership interest in the joint venture according to the joint venture agreement.

•
Deferred income tax assets — The Company estimated the future realizable value of the deferred income tax assets by estimating the amount of the net operating loss that will be utilized in future periods by the acquired taxable REIT subsidiaries. The Company then applied its applicable effective tax rate against the net operating losses to determine the appropriate deferred income tax assets to recognize. This valuation methodology is based on Level 3 inputs in the fair value hierarchy.

•
Intangible assets — The Company estimated the fair value of its below market ground lease intangible assets by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancelable term of the lease. This valuation methodology is based on Level 3 inputs in the fair value hierarchy. The below market ground lease intangible assets are amortized over the remaining terms of the respective leases as adjustments to rental expense in property tax, insurance and other in the consolidated statements of operations and comprehensive income. The Company estimated the fair value of the advanced bookings intangible asset by using the income approach to determine the projected cash flows that a hotel property will receive as a result of future hotel room and guests events that have already been reserved and pre-booked at the hotel property as of the Acquisition Date. This valuation methodology is based on Level 3 inputs in the fair value hierarchy. The advanced bookings intangible asset is amortized over the duration of the hotel room and guest event reservations period at the hotel property to depreciation and amortization in the consolidated statements of operations and comprehensive income. The Company recognized the following intangible assets in the Mergers (dollars in thousands):

		Weighted Average Amortization Period (in Years)
Below market ground leases	$118,050	54
Advanced bookings	13,862	1
Other intangible assets	7,761	6
Total intangible assets	$139,673	46

•
Above market ground lease liabilities — The Company estimated the fair value of its above market ground lease liabilities by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancelable term of the lease. This valuation methodology is based on Level 3 inputs in the fair value hierarchy. The Company recognized approximately $15.5 million of above market ground lease liabilities in the Mergers, which are included in accounts payable and other liabilities in the accompanying consolidated balance sheet. The above market ground lease liabilities are amortized over the remaining terms of the respective leases as adjustments to rental expense in property tax, insurance and other in the consolidated statements of operations and comprehensive income.

•
Debt — The Company estimated the fair value of the Senior Notes by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the mortgage loans using a discounted cash flow model and incorporated various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The Company recognized approximately $71.7 million in above market debt fair value adjustments on the Senior Notes and the mortgage loans assumed in the Mergers, which is included in debt, net in the accompanying consolidated balance sheet. The above market debt fair value adjustments are amortized over the remaining terms of the respective debt instruments as adjustments to interest expense in the consolidated statements of operations and comprehensive income.

•
Noncontrolling interest in consolidated joint ventures — The Company estimated the fair value of the consolidated joint ventures by using the same valuation methodologies for the investment in hotel properties noted above. The Company then recognized the fair value of the noncontrolling interest in the consolidated joint ventures based on the joint venture partner's ownership interest in the consolidated joint venture. This valuation methodology is based on Level 3 inputs and assumptions in the fair value hierarchy.

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

For the hotel properties acquired during the year ended December 31, 2017, the total revenues and net income from the date of acquisition through December 31, 2017 are included in the accompanying consolidated statements of operations and comprehensive income as follows (in thousands):

For the year ended December 31, 2017
Revenue	$260,020
Net income	$14,994

The following table presents the costs that were incurred in connection with the Mergers (in thousands):

For the year ended December 31, 2017
Transaction costs	$38,391
Integration costs	5,696
$44,087

The transaction costs primarily related to transfer taxes and financial advisory, legal, and other professional service fees in connection with the Mergers. The integration costs primarily related to professional fees and employee-related costs, including compensation for transition employees. The merger-related costs noted above are included in transaction costs in the accompanying consolidated statements of operations and comprehensive income.

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

	For the year ended December 31,
	2017	2016
	(unaudited)
Revenue	$1,893,899	$1,996,517
Net income attributable to common shareholders	$110,231	$213,354
Net income per share attributable to common shareholders - basic	$0.63	$1.23
Net income per share attributable to common shareholders - diluted	$0.63	$1.22
Weighted-average number of shares outstanding - basic	174,142,918	174,009,107
Weighted-average number of shares outstanding - diluted	174,220,129	174,237,111

4. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Land and improvements	$1,275,030	$675,889
Buildings and improvements	4,890,266	3,050,043
Furniture, fixtures and equipment	756,546	595,816
	6,921,842	4,321,748
Accumulated depreciation	(1,129,917)	(953,972)
Investment in hotel properties, net	$5,791,925	$3,367,776

For the years ended December 31, 2017, 2016 and 2015, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $182.0 million, $162.2 million and $155.8 million, respectively.

Impairment

During the years ended December 31, 2017 and 2016, the Company determined that there was no impairment of any assets.

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

5. Investment in Unconsolidated Joint Ventures

As of December 31, 2017, the Company owned 50% interests in joint ventures that owned two hotel properties. The Company also owned 50% interests in joint ventures that owned real estate and a condominium management business that are associated with two of our resort hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of December 31, 2017, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

December 31, 2017
Equity basis of the joint venture investments	$253
Cost of the joint venture investments in excess of the joint venture book value	23,632
Investment in unconsolidated joint ventures	$23,885

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

For the year ended December 31,
2017
Unconsolidated joint venture net income attributable to the Company	$623
Depreciation of cost in excess of book value	(490)
Equity in income from unconsolidated joint ventures	$133

6. Intangible Assets

The Company's intangible assets consisted of the following (in thousands):

		December 31, 2017			December 31, 2016
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Below market ground leases	54	$118,609	$(1,217)	$117,392	$—	$—	$—
Advanced bookings	1	11,360	(3,083)	8,277	—	—	—
Other intangible assets	6	9,511	(1,969)	7,542	2,309	(1,411)	898
Intangible assets, net	48	$139,480	$(6,269)	$133,211	$2,309	$(1,411)	$898

For the years ended December 31, 2017, 2016 and 2015, the Company recognized amortization expense related to its intangible assets of approximately $5.7 million, $0.2 million and $0.3 million, respectively.

As of December 31, 2017, the estimated amortization expense for the intangible assets over the next five years is as follows (in thousands):

	2018	2019	2020	2021	2022
Estimated amortization expense	$11,345	$6,314	$5,211	$4,797	$4,797

7. Acquisition of Hotel Properties

During the year ended December 31, 2017, other than the acquisition of FelCor, the Company did not acquire any other hotel properties. Refer to Note 3, Merger with FelCor Lodging Trust Incorporated, for information on the acquisition of FelCor.

During the year ended December 31, 2016, the Company did not acquire any hotel properties.

During the year ended December 31, 2015, the Company acquired a 100% interest in the following hotel properties:

Hotel Property Name	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hyatt Place Washington DC Downtown K Street	Washington, DC	July 15, 2015	Aimbridge Hospitality	164	$68,000
Homewood Suites Seattle Lynnwood	Lynnwood, WA	July 20, 2015	InnVentures	170	37,900
Residence Inn Palo Alto Los Altos (1)	Los Altos, CA	September 25, 2015	InnVentures	156	70,000
				490	$175,900
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

See Note 18 for the detail of the other assets acquired and the liabilities assumed in conjunction with the Company’s acquisitions.

For the hotel properties acquired during the year ended December 31, 2015, the total revenues and net loss from the date of acquisition through December 31, 2015 are included in the accompanying consolidated statements of operations and comprehensive income as follows (in thousands):

For the year ended December 31, 2015
Revenue	$10,053
Net loss	$(1,477)

The following unaudited condensed pro forma financial information presents the results of operations as if the 2015 acquisitions had taken place on January 1, 2014.  The unaudited condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2015 acquisitions had taken place on January 1, 2014, nor is it indicative of the results of operations for future periods.  The unaudited condensed pro forma financial information is as follows (in thousands, except share and per share data):

For the year ended December 31, 2015
(unaudited)
Revenue	$1,149,453
Net income attributable to common shareholders	$222,498
Net income per share attributable to common shareholders - basic	$1.72
Net income per share attributable to common shareholders - diluted	$1.71
Weighted-average number of shares outstanding - basic	128,444,469
Weighted-average number of shares outstanding - diluted	128,967,754

8. Sale of Hotel Properties

During the year ended December 31, 2017, the Company sold one hotel property for a sale price of approximately $170.0 million. In conjunction with this transaction, the Company recorded a $0.6 million loss on sale which is included in gain on sale of hotel properties in the accompanying consolidated statement of operations and comprehensive income.

The following table discloses the hotel property that was sold during the year ended December 31, 2017:

Hotel Property Name	Location	Sale Date	Rooms
The Fairmont Copley Plaza	Boston, MA	December 14, 2017	383
		Total	383

On February 21, 2018, the Company sold the Embassy Suites Boston Marlborough for $23.7 million.

During the year ended December 31, 2016, the Company sold four hotel properties in three separate transactions for a total sale price of approximately $301.5 million. In conjunction with these transactions, the Company recorded a $45.9 million gain on sale, which is included in the accompanying consolidated statement of operations and comprehensive income, and a deferred gain of $15.0 million related to the Company's maximum exposure to loss with respect to certain post-closing obligations, which is included in accounts payable and other liabilities in the accompanying consolidated balance sheet. During the year ended December 31, 2017, the Company met certain post-closing obligations and recognized an additional gain of $9.6 million which is included in gain on sale of hotel properties in the accompanying consolidated statement of operations and comprehensive income.

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

During the year ended December 31, 2015, the Company sold 23 hotel properties in four separate transactions for a total sale price of approximately $252.5 million. In conjunction with these transactions, the Company recorded a $28.4 million gain on sale, which is included in the accompanying consolidated statement of operations and comprehensive income.

The following table provides a list of the hotel properties that were sold during the year ended December 31, 2015:

Hotel Property Name	Location	Sale Date	Rooms
Courtyard Chicago Schaumburg	Schaumburg, IL	February 23, 2015	162
Courtyard Detroit Pontiac Bloomfield	Pontiac, MI	February 23, 2015	110
Courtyard Grand Junction	Grand Junction, CO	February 23, 2015	136
Courtyard Mesquite	Mesquite, TX	February 23, 2015	101
Courtyard San Antonio Airport Northstar	San Antonio, TX	February 23, 2015	78
Courtyard Tampa Brandon	Tampa, FL	February 23, 2015	90
Fairfield Inn & Suites Merrillville	Merrillville, IN	February 23, 2015	112
Fairfield Inn & Suites San Antonio Airport	San Antonio, TX	February 23, 2015	120
Fairfield Inn & Suites Tampa Brandon	Tampa, FL	February 23, 2015	107
Hampton Inn Merrillville	Merrillville, IN	February 23, 2015	64
Holiday Inn Grand Rapids Airport	Kentwood, MI	February 23, 2015	148
Homewood Suites Tampa Brandon	Tampa, FL	February 23, 2015	126
Marriott Auburn Hills Pontiac at Centerpoint	Pontiac, MI	February 23, 2015	290
Residence Inn Austin Round Rock	Round Rock, TX	February 23, 2015	96
Residence Inn Chicago Schaumburg	Schaumburg, IL	February 23, 2015	125
Residence Inn Detroit Pontiac Auburn Hills	Pontiac, MI	February 23, 2015	114
Residence Inn Grand Junction	Grand Junction, CO	February 23, 2015	104
Residence Inn Indianapolis Carmel	Carmel, IN	February 23, 2015	120
SpringHill Suites Chicago Schaumburg	Schaumburg, IL	February 23, 2015	132
SpringHill Suites Indianapolis Carmel	Carmel, IN	February 23, 2015	126
Fairfield Inn & Suites Valparaiso	Valparaiso, IN	May 22, 2015	63
Residence Inn South Bend	South Bend, IN	July 7, 2015	80
Embassy Suites Columbus	Columbus, OH	October 14, 2015	221
		Total	2,825

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

9. Debt

The Company's debt consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Senior Notes	$1,062,716	$—
Revolver and Term Loans, net	1,170,954	1,169,308
Mortgage loans, net	646,818	413,407
Debt, net	$2,880,488	$1,582,715

Senior Notes

The Company's senior secured notes and the senior unsecured notes are collectively the "Senior Notes". The Company's Senior Notes consisted of the following (in thousands):

				Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date	December 31, 2017	December 31, 2016
Senior secured notes (1) (2) (3)	9	5.63%	March 2023	$552,669	$—
Senior unsecured notes (1) (2) (4)	—	6.00%	June 2025	510,047	—
Total Senior Notes				$1,062,716	$—

(1)	Requires payments of interest only through maturity.

(2)
Includes $28.7 million and $35.1 million at December 31, 2017 related to fair value adjustments on the senior secured notes and the senior unsecured notes, respectively, that were assumed in the Mergers.

(3)
On February 27, 2018, the Company announced that it will early redeem the senior secured notes in full on March 9, 2018 (the "Redemption Date"). In accordance with the terms and conditions set forth in the indenture governing the senior secured notes, the aggregate amount payable upon redemption will be approximately $539.4 million, which includes the redemption price of 102.813% for the outstanding principal amount plus accrued and unpaid interest thereon through, but not including the Redemption Date.

(4)	The Company has the option to redeem the senior unsecured notes beginning June 1, 2020 at a premium of 103.0%.

The Senior Notes contain certain financial covenants relating to the Company's total leverage ratio, secured leverage ratio and interest coverage ratio. If an event of default exists, the Company is not permitted to (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. As of December 31, 2017, the Company was in compliance with all financial covenants.

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

The $400 Million Term Loan Maturing 2019, the $225 Million Term Loan Maturing 2019, the $400 Million Term Loan Maturing 2021, and the $150 Million Term Loan Maturing 2022 are collectively the "Term Loans". The credit agreements contain certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth and maximum secured indebtedness.  If an event of default exists, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of December 31, 2017 and 2016, the Company was in compliance with all financial covenants.

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

Under the terms of the credit agreement for the Revolver, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the Revolver.  The Company will incur a fee that shall be agreed upon with the issuing bank.  Any outstanding standby letters of credit reduce the available borrowings on the Revolver by a corresponding amount.  No standby letters of credit were outstanding at December 31, 2017. The Company also may borrow up to a maximum aggregate outstanding balance of $40.0 million of swingline loans.  Any outstanding swingline loans reduce the available borrowings under the Revolver by a corresponding amount.  There were no swingline loans outstanding at December 31, 2017.

 The Company's unsecured credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at December 31, 2017 (1)	Maturity Date	December 31, 2017	December 31, 2016
Revolver (2)	3.16%	April 2020	$—	$—
$400 Million Term Loan Maturing 2019	3.35%	March 2019	400,000	400,000
$225 Million Term Loan Maturing 2019	4.24%	November 2019	225,000	225,000
$400 Million Term Loan Maturing 2021	3.14%	April 2021	400,000	400,000
$150 Million Term Loan Maturing 2022	3.43%	January 2022	150,000	150,000
			1,175,000	1,175,000
Deferred financing costs, net (3)			(4,046)	(5,692)
Total Revolver and Term Loans, net			$1,170,954	$1,169,308
_______________________________________________________________________________

(1)	Interest rate at December 31, 2017 gives effect to interest rate hedges.

(2)
At December 31, 2017 and 2016, there was $600.0 million and $400.0 million, respectively, of borrowing capacity on the Revolver. On August 31, 2017, the Company amended the Revolver to increase the borrowing capacity from $400.0 million to $600.0 million. The Company has the ability to further increase the borrowing capacity to $750.0 million, subject to certain lender requirements.

(3)
Excludes $2.6 million and $2.3 million as of December 31, 2017 and 2016, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

In January 2018, the Company amended the $400 Million Term Loan Maturing 2019, the $225 Million Term Loan Maturing 2019, and the $150 Million Term Loan Maturing 2022. The maturity dates for both the $400 Million Term Loan Maturing 2019 and the $225 Million Term Loan Maturing 2019 were extended to January 2023. The maturity date for the $150 Million Term Loan Maturing 2022 is still January 2022. The Company also reduced the interest rate pricing on each of the three term loans.

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Principal balance at
Lender	Number of Assets Encumbered	Interest Rate at December 31, 2017 (1)	Maturity Date		December 31, 2017	December 31, 2016
Wells Fargo (5)	4	4.04%	March 2018	(3)	$143,250	$146,250
Wells Fargo (2)	4	4.05%	October 2018	(4)	150,000	150,000
PNC Bank (2) (6)	5	3.66%	March 2021	(7)	85,000	85,000
Wells Fargo (8)	1	5.25%	June 2022		32,882	33,666
PNC Bank/Wells Fargo (9)	4	4.95%	October 2022		120,893	—
Prudential (10)	1	4.94%	October 2022		30,323	—
Scotiabank (2) (11)	1	LIBOR + 3.00%	November 2018		85,404	—
	20				647,752	414,916
Deferred financing costs, net					(934)	(1,509)
Total mortgage loans, net					$646,818	$413,407
_______________________________________________________________________________

(1)	Interest rate at December 31, 2017 gives effect to interest rate hedges.

(2)	Requires payments of interest only through maturity.

(3)	The maturity date may be extended for four one-year terms at the Company’s option, subject to certain lender requirements.

(4)
In October 2017, the Company extended the maturity date for a one-year term. The maturity date may be extended for three additional one-year terms at the Company's option, subject to certain lender requirements.

(5)	Two of the four hotels encumbered by the Wells Fargo loan are cross-collateralized.

(6)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(7)	The maturity date may be extended for two one-year terms at the Company’s option, subject to certain lender requirements.

(8)	Includes $0.8 million and $1.0 million at December 31, 2017 and 2016, respectively, related to a fair value adjustment on mortgage debt assumed in conjunction with an acquisition.

(9)	Includes $3.0 million at December 31, 2017 related to fair value adjustments on the mortgage loans that were assumed in the Mergers.

(10)	Includes $0.7 million at December 31, 2017 related to a fair value adjustment on the mortgage loan that was assumed in the Mergers.

(11)	Includes $0.4 million at December 31, 2017 related to a fair value adjustment on the mortgage loan that was assumed in the Mergers.

Certain mortgage agreements are subject to customary financial covenants.  The Company was in compliance with all financial covenants at December 31, 2017 and 2016.

Interest Expense

 The components of the Company's interest expense consisted of the following (in thousands):

	For the year ended December 31,
	2017	2016	2015
Senior Notes	$15,918	$—	$—
Revolver and Term Loans	39,262	38,849	35,898
Mortgage loans	19,643	16,006	16,500
Amortization of deferred financing costs	3,499	3,965	4,164
Capitalized interest	—	—	(1,774)
Total interest expense	$78,322	$58,820	$54,788

Future Minimum Principal Payments

As of December 31, 2017, the future minimum principal payments on the debt were as follows (in thousands):

2018	$381,553
2019 (1)	628,766
2020	3,936
2021	489,166
2022	314,308
Thereafter	999,010
Total (2)	$2,816,739
_______________________________________________________________________________

(1)	In January 2018, the maturity dates for both the $400 Million Term Loan Maturing 2019 and the $225 Million Term Loan Maturing 2019 were extended to January 2023.

(2)	Excludes a total of $68.7 million related to fair value adjustments on debt.

10. Derivatives and Hedging

The Company's interest rate swaps consisted of the following (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Swap-cash flow	1.12%	November 2017	$—	$275,000	$—	$(558)
Swap-cash flow	1.56%	March 2018	175,000	175,000	(38)	(1,251)
Swap-cash flow	1.64%	March 2018	175,000	175,000	(71)	(1,413)
Swap-cash flow	1.83%	September 2018	15,758	16,088	(23)	(193)
Swap-cash flow	1.75%	September 2018	15,758	16,088	(14)	(172)
Swap-cash flow	1.83%	September 2018	38,678	39,488	(57)	(474)
Swap-cash flow	1.75%	September 2018	39,632	40,462	(35)	(433)
Swap-cash flow	1.83%	September 2018	17,190	17,550	(25)	(211)
Swap-cash flow	1.75%	September 2018	16,235	16,575	(14)	(177)
Swap-cash flow	2.02%	March 2019	125,000	125,000	(383)	(2,090)
Swap-cash flow	1.94%	March 2019	100,000	100,000	(213)	(1,505)
Swap-cash flow	1.27%	March 2019	125,000	125,000	836	54
Swap-cash flow (1)	1.96%	March 2019	100,000	100,000	(230)	(516)
Swap-cash flow (1)	1.85%	March 2019	50,000	50,000	(43)	(184)
Swap-cash flow (1)	1.81%	March 2019	50,000	50,000	(19)	(159)
Swap-cash flow (1)	1.74%	March 2019	25,000	25,000	13	(57)
Swap-cash flow (2)	1.80%	September 2020	33,000	33,000	202	111
Swap-cash flow (2)	1.80%	September 2020	82,000	82,000	502	277
Swap-cash flow (2)	1.80%	September 2020	35,000	35,000	214	118
Swap-cash flow	1.81%	October 2020	143,000	143,000	803	(1,113)
Swap-cash flow (3)	1.15%	April 2021	100,000	100,000	2,880	2,513
Swap-cash flow (3)	1.20%	April 2021	100,000	100,000	2,726	2,360
Swap-cash flow (3)	2.15%	April 2021	75,000	75,000	(144)	(410)
Swap-cash flow (3)	1.91%	April 2021	75,000	—	415	—
Swap-cash flow	1.61%	June 2021	50,000	50,000	769	224
Swap-cash flow	1.56%	June 2021	50,000	50,000	869	352
Swap-cash flow	1.71%	June 2021	50,000	50,000	598	5
Swap-cash flow (4)	2.29%	December 2022	200,000	—	(413)	—
Swap-cash flow (4)	2.29%	December 2022	125,000	—	(259)	—
			$2,186,251	$2,064,251	$8,846	$(4,902)
 _______________________________________________________________________________

(1)	Effective between the maturity of the swap in November 2017 and the maturity of the debt in March 2019.

(2)	Effective between the maturity of the existing swaps in September 2018 and September 2020.

(3)	Effective between the maturity of the existing swaps in March 2018 and the maturity of the debt in April 2021.

(4)	Effective between the maturity of the existing swaps in March 2019 and December 2022.

As of December 31, 2017 and 2016, the aggregate fair value of the interest rate swap assets of $10.8 million and $6.0 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2017 and 2016, the aggregate fair value of the interest rate swap liabilities of $2.0 million and $10.9 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2017, there was approximately $8.8 million of unrealized gains included in accumulated other comprehensive income related to interest rate hedges that are effective in offsetting the variable cash flows. As of December 31, 2016, there was approximately $4.9 million of unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows.  There was no ineffectiveness recorded on the designated hedges during the years ended December 31, 2017 and 2016. For the years ended December 31, 2017 and 2016, approximately $7.4 million and $15.9 million, respectively, of amounts included in accumulated other comprehensive loss were reclassified into interest expense. Approximately $0.1 million of the unrealized losses included in accumulated other comprehensive income (loss) at December 31, 2017 is expected to be reclassified into interest expense within the next 12 months.

11. Fair Value

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

The fair value of the Company's debt was as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$1,062,716	$1,038,892	$—	$—
Revolver and Term Loans, net	1,170,954	1,179,052	1,169,308	1,176,798
Mortgage loans, net	646,818	643,078	413,407	402,134
Debt, net	$2,880,488	$2,861,022	$1,582,715	$1,578,932

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$10,827	$—	$10,827
Interest rate swap liability	—	(1,981)	—	(1,981)
Total	$—	$8,846	$—	$8,846

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$6,014	$—	$6,014
Interest rate swap liability	—	(10,916)	—	(10,916)
Total	$—	$(4,902)	$—	$(4,902)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

12. Commitments and Contingencies

Ground Leases

As of December 31, 2017, 17 of our hotel properties were subject to ground lease agreements that cover the land underlying the respective hotels. The total ground rent expense was $11.1 million, $5.4 million and $5.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive income.

The Residence Inn Chicago Oak Brook is subject to a ground lease with an initial term expiring in 2100. After the initial term, the Company may extend the ground lease for an additional term of 99 years. The ground rent expense was de minimis for each of the years ended December 31, 2017, 2016 and 2015, respectively.

The Marriott Louisville Downtown is subject to a ground lease with an initial term expiring in 2053. After the initial term, the ground lease may be extended for up to four additional twenty-five year terms at the Company's option. The ground rent expense was de minimis for each of the years ended December 31, 2017, 2016 and 2015, respectively.

The Courtyard Austin Downtown Convention Center and Residence Inn Austin Downtown Convention Center are subject to a ground lease with a term expiring in 2100. The ground rent expense was $0.9 million, $0.9 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Hilton Garden Inn Bloomington is subject to a ground lease with an initial term expiring in 2053. After the initial term, the ground lease automatically extends for up to five additional ten-year terms unless certain conditions are met. The ground rent expense was de minimis for each of the years ended December 31, 2017, 2016 and 2015, respectively. In addition, the Hilton Garden Inn Bloomington is subject to an agreement to lease parking spaces with an initial term expiring in 2033.

The agreement to lease parking spaces may be extended if certain events occur. The ground rent expense was de minimis for each of the years ended December 31, 2017, 2016 and 2015, respectively.

A portion of the site of the Courtyard Charleston Historic District is subject to a ground lease with a term expiring in 2096. The ground rent expense was $1.0 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

The Courtyard Waikiki Beach is subject to a ground lease with a term expiring in 2112.  The ground rent expense was $3.5 million for the year ended December 31, 2017 and $3.4 million for each of the years ended December 31, 2016 and 2015, respectively.

A portion of the site of the Residence Inn Palo Alto Los Altos is subject to a ground lease with a term expiring in 2033. The ground rent expense was $0.1 million, $0.1 million and de minimis for the years ended December 31, 2017, 2016 and 2015, respectively.

The DoubleTree Suites by Hilton Orlando Lake Buena Vista is subject to a ground lease with an initial term expiring in 2032. After the initial term, the Company may extend the ground lease for an additional term of 25 years to 2057. The ground rent expense was $0.2 million for the year ended December 31, 2017.

The Embassy Suites San Francisco Airport Waterfront is subject to a ground lease with a term expiring in 2059. The ground rent expense was $0.7 million for the year ended December 31, 2017.

The DoubleTree by Hilton Burlington Vermont is subject to an agreement to lease parking spaces with a term expiring in 2051. The ground rent expense was $0.1 million for the year ended December 31, 2017.

The Vinoy Renaissance St. Petersburg Resort & Golf Club is subject to three ground leases on the hotel property. The hotel is subject to a ground lease with a term expiring in 2090. The golf course is subject to a ground lease with a term expiring in 2090. The marina is subject to a ground lease with a term expiring in 2088. The ground rent expense was $1.0 million for the year ended December 31, 2017.

The Wyndham Boston Beacon Hill is subject to a ground lease with a term expiring in 2028. The ground rent expense was $0.3 million for the year ended December 31, 2017.

The Wyndham New Orleans French Quarter is subject to a ground lease with a term expiring in 2065. The ground rent expense was $0.1 million for the year ended December 31, 2017.

The Wyndham Pittsburgh University Center is subject to a ground lease with an initial term expiring in 2038. After the initial term, the Company may extend the ground lease for up to five additional nine-year renewal terms to 2083. The ground rent expense was $0.1 million for the year ended December 31, 2017.

The Wyndham San Diego Bayside is subject to a ground lease with a term expiring in 2029. In addition, the Wyndham San Diego Bayside is subject to an agreement to lease parking spaces with a term expiring in 2018. The ground rent expense was $1.5 million for the year ended December 31, 2017.

The Holiday Inn San Francisco Fisherman's Wharf is subject to two ground leases with terms that expire in 2018. One of the ground leases can be extended to 2028, and the Company has the option to purchase the underlying land at fair market value at a future date. The ground rent expense was $1.6 million for the year ended December 31, 2017.

The Hampton Inn Garden City was subject to a ground lease that expired on December 31, 2016. The lease then reverted to a fee simple ownership interest. The ground rent expense was de minimis for each of the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2017, the future minimum ground lease payments were as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Future minimum ground lease payments	$12,982	$10,987	$11,001	$11,016	$11,031	$626,674	$683,691

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of December 31, 2017 and 2016, approximately $72.6 million and $67.2 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Other than the legal proceedings mentioned below, neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Shareholder Litigation

The Company and several affiliated entities were named as defendants in four putative shareholder class action lawsuits filed in connection with RLJ's merger with FelCor. The first case, Assad v. FelCor Lodging Trust, Inc. et al., Case No. 1:17-cv-01744 (D. Md.) (the “Assad Lawsuit”), named as defendants the Company and certain affiliated entities, as well as FelCor, its former directors, and FelCor LP. The Assad Lawsuit was filed on June 26, 2017 in the United States District Court for the District of Maryland (the "Maryland Court"). The second case, Bagheri v. FelCor Lodging Trust, Inc., et al., Case No. 3:17-cv-01892 (the “Bagheri Lawsuit”), named as defendants the Company and certain affiliated entities, as well as FelCor, its former directors, and FelCor LP. The Bagheri Lawsuit was filed on July 17, 2017 in the United States District Court for the Northern District of Texas but was subsequently transferred to the Maryland Court. The third case, Johnson v. FelCor Lodging Trust Inc., et al., Case No. 1:17-cv-01786 (D. Md.) (the "Johnson Lawsuit"), named as defendants FelCor and its former directors. The Johnson Lawsuit was filed on June 28, 2017 in the Maryland Court. The fourth case, Sachs Investment Group v. FelCor Lodging Trust Inc., et al., Case No. 1:17-cv-01933 (D. Md.) (the "Sachs Lawsuit"), named as defendants FelCor and its former directors. The Sachs Lawsuit was filed on July 11, 2017 in the Maryland Court. Each of the lawsuits alleges violations of the Securities and Exchange Act of 1934 (the “Exchange Act”) arising in connection with the filing of the Company's Registration Statement on Form S-4 (the "Registration Statement") that was filed in connection with the Company's merger with FelCor. The plaintiffs in the lawsuits sought, among other things, damages, rescission of the Mergers, changes to the Registration Statement, an award of attorney's fees, and declaratory relief stating that the defendants violated the Exchange Act.

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

As a result of the resolution of the above shareholder lawsuits, there is currently no outstanding shareholder litigation relating to the merger with FelCor.

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

Based on the current assessment of the claim, the resolution of this matter may not occur until 2022. As of December 31, 2017, the Company had accrued approximately $5.4 million for the future quarterly payments to the pension trust fund, which is included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

The Company plans to vigorously defend the underlying claims and, if appropriate, IHG’s demand for indemnification.

Management Agreements

As of December 31, 2017, 157 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years, with 17 different hotel management companies as noted in the table below. This number includes 46 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, Wyndham, and other hotel brands.

Management Company	Number of Hotel Properties
Aimbridge Hospitality	4
Concord Hospitality Enterprises Company	1
Crestline Hotels and Resorts	1
Davidson Hotels and Resorts	1
Hilton Management and affiliates	24
HEI Hotels and Resorts	1
Highgate Hotels	5
Hyatt Corporation and affiliates	10
Interstate Hotels & Resorts	11
InnVentures	3
InterContinental Hotels Group	1
K Partners Hospitality Group	1
Marriott Management and affiliates	7
Sage Hospitality	4
Urgo Hotels	4
WLS	71
Wyndham	8
157

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

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100.0 million limit over the term and an annual $21.5 million limit. For the year ended December 31, 2017, the Company recorded $2.4 million for its portion of the aggregate full-year guaranties. The Company recognized this amount as a reduction of Wyndham's contractual management and other fees.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2017, 2016 and 2015, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $48.9 million, $44.3 million and $44.1 million, respectively.

In December 2017, Interstate Hotels & Resorts ("Interstate") announced that it had entered into an agreement to acquire 62 of the Company's management agreements from WLS. The terms of the original WLS management agreements remain in effect. The transaction closed on January 24, 2018, at which time Interstate began managing the hotel properties. Upon completion of the transaction, the Company has 73 management agreements with Interstate, and WLS will continue to manage nine of the Company's hotel properties.

Franchise Agreements

As of December 31, 2017, 110 of the Company's hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes 46 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, Wyndham, and other hotel brands. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of generally 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2017, 2016 and 2015, the Company incurred franchise fee expense of approximately $73.7 million, $73.9 million and $72.3 million, respectively.

13. Equity
Common Shares of Beneficial Interest

Under the declaration of trust for the Company, there are 450,000,000 Common Shares authorized for issuance.

On May 1, 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $200.0 million of the Company's Common Shares through April 30, 2016. On October 30, 2015, the Company's board of trustees extended the duration of the share repurchase program to December 31, 2016 and increased the amount by $200.0 million to a total of $400.0 million. Between May 1, 2015 and December 31, 2015, the Company repurchased and retired 8,044,372 Common Shares for approximately $225.2 million. During the year ended December 31, 2016, the Company repurchased and retired 610,607 Common Shares for approximately $13.3 million.

On February 17, 2017, the Company's board of trustees increased the authorized amount that may be repurchased by $40.0 million to a total of $440.0 million. During the year ended December 31, 2017, the Company repurchased and retired 122,508 Common Shares for approximately $2.6 million. As of December 31, 2017, the share repurchase program had a remaining capacity of $198.9 million. On February 16, 2018, the Company's board of trustees extended the duration of the share repurchase program to February 28, 2019.

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

Noncontrolling Interest in Consolidated Joint Ventures

As of December 31, 2017, the Company consolidated the joint venture that owns the DoubleTree Metropolitan Hotel New York City hotel property, which has a third-party partner that owns a noncontrolling 1.7% ownership interest in the joint venture. In addition, the Company consolidated the joint venture that owns The Knickerbocker hotel property, which has a third-party partner that owns a noncontrolling 5% ownership interest in the joint venture. Lastly, the Company owns a controlling financial interest in the operating lessee of the Embassy Suites Secaucus Meadowlands hotel property, which has a third-party partner that owns a noncontrolling 49% ownership interest in the joint venture. The third-party ownership interests are included in the noncontrolling interest in consolidated joint ventures on the consolidated balance sheets.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. As of December 31, 2017, the Operating Partnership had 175,642,948 OP units outstanding, of which 99.6% of the outstanding OP units were owned by the Company and its subsidiaries, and the noncontrolling 0.4% ownership interest was owned by other limited partners.

As a result of the Partnership Merger, the Operating Partnership issued 215,152 OP units at a price of $20.18 per unit, to former FelCor LP limited partners as consideration in the Partnership Merger. During the year ended December 31, 2016, the Company issued 335,250 common shares of beneficial interest in exchange for redeemed units.

The limited partners own 773,902 OP units, which are redeemable for cash, or at the option of the Company, for a like number of Common Shares. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

14. Equity Incentive Plan

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

A summary of the unvested restricted shares is as follows:

	2017		2016		2015
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	649,447	$23.00	540,885	$26.73	731,459	$21.21
Granted (1)	425,076	23.15	675,375	20.59	292,505	32.10
Vested (1)	(363,160)	23.41	(272,780)	23.66	(470,703)	21.52
Forfeited (2)	(11,038)	23.24	(294,033)	23.70	(12,376)	25.65
Unvested at December 31,	700,325	$22.88	649,447	$23.00	540,885	$26.73
_______________________________________________________________________________

(1)
For the years ended December 31, 2016 and 2015, the Company issued 2,554 and 5,008, respectively, unrestricted shares in lieu of cash compensation to non-employee trustees at a weighted-average grant date fair value of $22.26 and $26.43, respectively.

(2)	Includes the forfeiture of 285,926 unvested restricted shares upon the resignation of the Company's President and Chief Executive Officer in May 2016.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $8.9 million, $6.9 million and $9.6 million, respectively, of share-based compensation expense related to the restricted share awards, which includes a benefit of $0.5 million for the year ended December 31, 2016 as a result of the forfeiture of unvested restricted shares upon the resignation of the Company's President and Chief Executive Officer in May 2016.

As of December 31, 2017, there was $14.3 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.4 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2017, 2016 and 2015 was approximately $7.7 million, $5.8 million and $14.0 million, respectively.

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

For the years ended December 31, 2017 and 2015, the Company recognized $1.7 million and $3.4 million, respectively, of share-based compensation expense related to the performance unit awards. For the year ended December 31, 2016, the Company recognized a share-based compensation benefit of $0.9 million related to the performance unit awards, which included a benefit of $2.3 million as a result of the forfeiture of unvested restricted shares related to the conversion of the performance units upon the resignation of the Company's President and Chief Executive Officer in May 2016.

As of December 31, 2017, there was $4.3 million of total unrecognized compensation cost related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.5 years. The total fair value of the vested restricted shares related to the conversion of the performance units (calculated as the number of restricted shares issued multiplied by the vesting date share price) during the year ended December 31, 2016 was approximately $6.7 million.

As of December 31, 2017, there were 3,460,504 common shares available for future grant under the 2015 Plan.

15. Earnings per Common Share

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

The limited partners’ outstanding OP Units (which may be redeemed for Common Shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the years ended December 31, 2017, 2016 and 2015, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per Common Share is as follows (in thousands, except share and per share data):

	For the year ended December 31,
	2017	2016	2015
Numerator:
Net income attributable to RLJ	$74,835	$200,352	$218,221
Less: Preferred dividends	(8,372)	—	—
Less: Dividends paid on unvested restricted shares	(1,029)	(1,105)	(1,180)
Less: Undistributed earnings attributable to unvested restricted shares	—	(188)	(378)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$65,434	$199,059	$216,663

Denominator:
Weighted-average number of Common Shares - basic	140,616,838	123,651,003	128,444,469
Unvested restricted shares	77,211	228,004	523,285
Unvested performance units	—	—	—
Weighted-average number of Common Shares - diluted	140,694,049	123,879,007	128,967,754

Net income per share attributable to common shareholders - basic	$0.47	$1.61	$1.69

Net income per share attributable to common shareholders - diluted	$0.47	$1.61	$1.68

16. Income Taxes

Current income tax expense represents the amounts expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in the net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. A valuation allowance is recognized to reduce the deferred tax assets to the amount considered likely to be realized.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Reform Act"). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing limitations on net operating loss carryovers, and allowing dividend income from a REIT to be eligible for a 20% qualified business income deduction. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse. The provisional estimate of $31.7 million incorporates assumptions made based upon the best available interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

For federal income tax purposes, the cash distributions to shareholders are characterized as follows:

	For the Years Ended December 31,
	2017	2016
Common distributions:
Ordinary income	73.0%	87.0%
Return of capital	27.0%	—
Capital gains	—	13.0%
	100.0%	100.0%

Preferred distributions:
Ordinary income	100.0%	—
Return of capital	—	—
Capital gains	—	—
	100.0%	—

The components of the income tax provision from continuing operations are as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Current:
Federal	$(67)	$(76)	$(287)
State	(2,304)	(1,113)	(1,145)
Deferred:
Federal	(43,181)	(6,141)	36,359
State	3,434	(860)	4,199
Total net tax (expense) benefit	$(42,118)	$(8,190)	$39,126

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Expected federal tax expense at statutory rate	$(41,593)	$(73,327)	$(63,240)
Tax impact of REIT election	33,236	68,477	62,391
Expected tax expense at TRS	(8,357)	(4,850)	(849)
Change in valuation allowance	366	(1,254)	41,147
State income tax expense, net of federal	(1,388)	(1,520)	(1,111)
Impact of rate change	(31,667)	20	46
Other permanent items	(513)	(382)	(416)
Impact of provision to return/deferred adjustments	(559)	(204)	309
Income tax (expense) benefit	$(42,118)	$(8,190)	$39,126

A reconciliation of the Company's effective tax rate and the U.S. federal statutory income tax rate is as follows:

	For the Years Ended December 31,
	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Impact of REIT election	(28.0)%	(32.7)%	(34.5)%
State and local income taxes	1.2%	0.7%	0.6%
Change in valuation allowance	(0.3)%	0.6%	(22.8)%
Impact of rate change	26.6%	—%	—%
Other	0.9%	0.3%	—%
Effective tax rate	35.4%	3.9%	(21.7)%

Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of the assets and liabilities. The deferred tax assets (liabilities) include the following (in thousands):

	December 31,
	2017	2016
Deferred tax liabilities:
Property and equipment	$—	$(8,557)
Prepaid expenses	(1,501)	(2,349)
Intangible assets	(3,597)	—
Deposits	(449)	—
Other	—	(524)
Deferred tax liabilities	$(5,547)	$(11,430)

Deferred tax assets:
Property and equipment	$5,427	$1,082
Incentive and vacation accrual	4,576	2,640
Deferred revenue - key money	1,095	1,703
Allowance for doubtful accounts	128	72
Partnership basis	918	—
Contingent liability	301	—
Other	357	605
Other carryforwards	184	155
Net operating loss carryforwards	64,546	49,787
Federal historic tax credit	824	—
Valuation allowance	(21,595)	(11,430)
Deferred tax assets	$56,761	$44,614

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is most likely to be utilized in future periods to offset taxable income. As of December 31, 2017 and 2016, the Company had a valuation allowance of approximately $21.6 million and $11.4 million, respectively, related to net operating loss ("NOL") carryforwards, historic tax credits, and other deferred tax assets of its TRSs. The Company considered all available evidence, both positive and negative, including cumulative income in recent years and its current forecast of future income in its analysis. While the Company believes its forecast of future income is reasonable, it is inherently uncertain. If the Company’s projections of future income are lower than expected, the Company may need to establish an additional valuation allowance.

The Company’s NOLs will begin to expire in 2024 for federal tax purposes and 2018 to 2031 for state tax purposes. Additionally, the annual utilization of these NOLs is limited pursuant to Section 382 of the Code. The Company's historic tax credits begin to expire in 2035. Additionally, the annual utilization of these tax credits is limited pursuant to Section 383 of the Code.

The Company is subject to examination by the U.S. Internal Revenue Service ("IRS") and various state jurisdictions. The tax years subject to examination vary by jurisdiction. With few exceptions, as of December 31, 2017, the Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for the years of 2013 and before. During 2016, the IRS commenced examination of the federal income tax return of the Company's primary TRS for the 2013 tax year. During 2017, the IRS extended the examination of the federal income tax returns of the Company's primary TRS for the 2014 and 2015 tax years. The Company anticipates the examination will be completed in 2018.

The Company had no accruals for tax uncertainties as of December 31, 2017 and 2016.

17. Segment Information
The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single operating segment.

18. Supplemental Information to Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2017	2016	2015
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$586,470	$456,672	$134,192
Restricted cash reserves	72,606	67,206	55,455
Cash, cash equivalents, and restricted cash reserves	$659,076	$523,878	$189,647

Interest paid, net of capitalized interest	$65,211	$56,294	$48,524

Income taxes paid	$1,176	$1,290	$1,012

Supplemental investing and financing transactions (1)
In conjunction with the acquisitions, the Company recorded the following:
Purchase of real estate	$—	$—	$177,169
Accounts receivable	—	—	179
Other assets	—	—	120
Mortgage debt assumed	—	—	(33,389)
Fair value adjustment on mortgage debt assumed	—	—	(1,269)
Advance deposits	—	—	(46)
Accounts payable and other liabilities	—	—	(543)
Acquisition of hotel properties, net	$—	$—	$142,221

In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$170,000	$301,540	$252,500
Escrow related to certain post-closing obligations	14,000	(15,000)	—
Transaction costs	(4,564)	(16,693)	(9,055)
Operating prorations	843	(662)	2,960
Proceeds from the sale of hotel properties, net	$180,279	$269,185	$246,405

Supplemental non-cash transactions (1)
Change in fair market value of designated interest rate swaps	$13,748	$11,700	$(2,958)
Accrued capital expenditures	$14,138	$7,392	$11,383
Distributions payable	$65,284	$41,486	$41,409
Redemption of OP Units	$—	$4,325	$—

(1) Refer to Note 3, Merger with FelCor Lodging Trust, for information related to the non-cash investing and financing activities associated with the acquisition of FelCor.

19. Selected Quarterly Financial Data (unaudited)

The tables below set forth the Company's unaudited condensed consolidated quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except share and per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly financial data for the hotel properties are not indicative of the financial results to be achieved in succeeding years or quarters. In order to obtain a more accurate indication of performance, there should be a review of the financial and operating results, changes in shareholders' equity, and cash flows for a period of several years.

	For the year ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (1)
Total revenue	$260,232	$292,284	$341,255	$462,490
Net income	$21,777	$42,464	$4,111	$7,387
Net income attributable to common shareholders	$21,758	$42,246	$1,821	$638
Comprehensive income attributable to RLJ	$27,306	$40,531	$5,660	$15,086
Basic per share data (1):
Net income attributable to common shareholders	$0.17	$0.34	$0.01	$—
Diluted per share data (1):
Net income attributable to common shareholders	$0.17	$0.34	$0.01	$—
Basic weighted-average common shares outstanding	123,734,173	123,785,735	140,249,961	174,147,522
Diluted weighted-average common shares outstanding	123,841,400	123,871,762	140,307,269	174,210,578

(1)
On August 31, 2017, the Company completed its merger with FelCor and acquired an ownership interest in 37 hotel properties. The increase in the quarterly financial data was a result of the financial impact related to the merger transaction. Refer to Note 3, Merger with FelCor Lodging Trust Incorporated, for more information on the accounting for the business combination.

	For the year ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$275,171	$317,112	$296,259	$271,453
Net income	$25,350	$58,740	$41,389	$75,835
Net income attributable to common shareholders	$25,298	$58,447	$41,174	$75,433
Comprehensive income attributable to RLJ	$5,050	$53,081	$50,644	$103,277
Basic per share data (1):
Net income attributable to common shareholders	$0.20	$0.47	$0.33	$0.61
Diluted per share data (1):
Net income attributable to common shareholders	$0.20	$0.47	$0.33	$0.61
Basic weighted-average common shares outstanding	123,739,823	123,544,034	123,621,323	123,698,633
Diluted weighted-average common shares outstanding	124,141,824	123,942,846	123,836,452	123,757,660

(1)
The basic and diluted net income per share attributable to common shareholders are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly amounts may not agree with the total for the year presented.

RLJ Lodging Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017
(amounts in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2017
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Marriott Austin South	$—	$2,253	$16,522	$1,761	$2,253	$18,283	$20,536	$5,120	2006	15 - 40 years
Marriott Denver South @ Park Meadows	—	5,385	39,488	3,692	5,352	43,212	48,564	12,224	2006	15 - 40 years
Marriott Louisville Downtown	80,000	—	89,541	7,603	—	97,144	97,144	26,547	2006	15 - 40 years
Marriott Chicago Midway	—	4,464	32,736	2,255	4,499	34,957	39,456	10,059	2006	15 - 40 years
Renaissance Boulder Flatiron Hotel	—	4,440	32,557	2,718	4,718	34,996	39,714	9,862	2006	15 - 40 years
Renaissance Fort Lauderdale Plantation Hotel	—	4,842	35,517	1,998	4,876	37,481	42,357	10,594	2006	15 - 40 years
Courtyard Austin Northwest Arboretum	—	1,443	10,585	3,019	1,447	13,600	15,047	3,682	2006	15 - 40 years
Courtyard Austin South	—	1,530	11,222	1,526	1,553	12,725	14,278	3,672	2006	15 - 40 years
Courtyard Chicago Downtown Magnificent Mile	—	8,140	59,696	8,486	8,142	68,180	76,322	18,073	2006	15 - 40 years
Courtyard Denver West Golden	—	1,325	9,716	1,441	1,325	11,157	12,482	3,185	2006	15 - 40 years
Courtyard Chicago Southeast Hammond	—	1,038	7,616	1,376	1,080	8,950	10,030	2,619	2006	15 - 40 years
Courtyard Indianapolis @ The Capitol	—	2,482	18,207	1,664	2,482	19,870	22,352	5,481	2006	15 - 40 years
Courtyard Boulder Longmont	—	1,192	8,745	1,027	1,192	9,772	10,964	2,798	2006	15 - 40 years
Courtyard Boulder Louisville	—	1,640	12,025	1,443	1,642	13,466	15,108	3,919	2006	15 - 40 years
Courtyard Louisville Northeast	—	1,374	10,079	891	1,382	10,962	12,344	3,181	2006	15 - 40 years
Courtyard Midway Airport	—	2,172	15,927	2,492	2,197	18,393	20,590	5,821	2006	15 - 40 years
Courtyard South Bend Mishawaka	—	640	4,699	1,255	642	5,951	6,593	1,911	2006	15 - 40 years
Courtyard Salt Lake City Airport	—	2,333	17,110	1,397	2,333	18,507	20,840	5,157	2006	15 - 40 years
Courtyard Houston Sugarland	—	1,217	8,931	1,862	1,217	10,792	12,009	2,783	2006	15 - 40 years
Courtyard Fort Lauderdale SW Miramar	—	1,619	11,872	1,181	1,619	13,053	14,672	3,325	2007	15 - 40 years
Courtyard Austin Downtown Convention Center	47,448	6,049	44,361	1,538	6,049	45,898	51,947	11,588	2007	15 - 40 years
Courtyard Austin Airport	—	1,691	12,404	3,687	1,753	16,029	17,782	3,797	2007	15 - 40 years
Residence Inn Austin Northwest Arboretum	—	1,403	10,290	1,959	1,403	12,249	13,652	3,430	2006	15 - 40 years
Residence Inn Austin South	—	802	5,883	966	820	6,831	7,651	1,836	2006	15 - 40 years
Residence Inn Austin North Parmer Lane	—	1,483	10,872	1,728	1,483	12,601	14,084	3,299	2006	15 - 40 years
Residence Inn Indianapolis Fishers	—	998	7,322	1,005	1,048	8,277	9,325	2,294	2006	15 - 40 years
Residence Inn Denver West Golden	—	1,222	8,963	1,195	1,222	10,158	11,380	2,811	2006	15 - 40 years
Residence Inn Chicago Southeast Hammond	—	980	7,190	1,010	1,043	8,138	9,181	2,239	2006	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2017
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Residence Inn Houston By The Galleria	—	2,665	19,549	2,790	2,665	22,340	25,005	6,330	2006	15 - 40 years
Residence Inn Indianapolis Downtown On The Canal	—	2,670	19,588	2,102	2,670	21,690	24,360	6,060	2006	15 - 40 years
Residence Inn Longmont Boulder	—	1,407	10,321	796	1,407	11,117	12,524	3,088	2006	15 - 40 years
Residence Inn Boulder Louisville	—	1,298	9,519	972	1,298	10,490	11,788	2,991	2006	15 - 40 years
Residence Inn Louisville Northeast	—	1,319	9,675	1,203	1,325	10,872	12,197	3,006	2006	15 - 40 years
Residence Inn Merrillville	—	595	4,372	1,262	595	5,634	6,229	1,727	2006	15 - 40 years
Residence Inn Detroit Novi	—	1,427	10,445	2,119	1,666	12,325	13,991	3,317	2006	15 - 40 years
Residence Inn Chicago Oak Brook	—	—	20,436	938	—	21,374	21,374	6,013	2006	15 - 40 years
Residence Inn Fort Lauderdale Plantation	—	2,183	16,021	4,601	2,295	20,510	22,805	5,793	2006	15 - 40 years
Residence Inn Salt Lake City Airport	—	875	6,416	1,295	875	7,712	8,587	2,171	2006	15 - 40 years
Residence Inn San Antonio Downtown Market Sq	—	1,822	13,360	2,278	1,822	15,638	17,460	4,434	2006	15 - 40 years
Residence Inn Houston Sugarland	—	1,100	8,073	1,952	1,100	10,025	11,125	2,778	2006	15 - 40 years
Residence Inn Chicago Naperville	—	1,923	14,101	838	1,923	14,938	16,861	4,343	2006	15 - 40 years
Residence Inn Louisville Downtown	—	1,815	13,308	913	1,815	14,220	16,035	3,774	2007	15 - 40 years
Residence Inn Fort Lauderdale SW Miramar	—	1,692	12,409	1,581	1,700	13,982	15,682	3,566	2007	15 - 40 years
Residence Inn Austin Downtown Convention Center	31,632	3,767	27,626	636	3,767	28,262	32,029	7,174	2007	15 - 40 years
SpringHill Suites Austin North Parmer Lane	—	1,957	14,351	577	1,957	14,928	16,885	4,215	2006	15 - 40 years
SpringHill Suites Austin South	—	1,605	11,768	2,006	1,624	13,756	15,380	3,778	2006	15 - 40 years
SpringHill Suites Louisville Hurstbourne North	—	1,890	13,869	1,729	1,890	15,598	17,488	4,293	2006	15 - 40 years
SpringHill Suites South Bend Mishawaka	—	983	7,217	1,276	983	8,493	9,476	2,360	2006	15 - 40 years
SpringHill Suites Denver North Westminster	—	2,409	17,670	1,120	2,409	18,790	21,199	5,455	2006	15 - 40 years
SpringHill Suites Boulder Longmont	—	1,144	8,388	741	1,144	9,130	10,274	2,501	2007	15 - 40 years
Fairfield Inn & Suites Austin South Airport	—	505	3,702	1,127	505	4,829	5,334	1,231	2006	15 - 40 years
Fairfield Inn & Suites Denver Cherry Creek	—	1,203	8,823	1,309	1,203	10,132	11,335	2,924	2006	15 - 40 years
Fairfield Inn & Suites Chicago SE Hammond	—	722	5,301	1,386	790	6,620	7,410	1,856	2006	15 - 40 years
Fairfield Inn & Suites Key West	—	1,803	19,325	3,284	1,853	22,559	24,412	6,130	2006	15 - 40 years
Fairfield Inn & Suites Chicago Midway Airport	—	1,425	10,449	1,934	1,446	12,361	13,807	3,338	2006	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2017
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Fairfield Inn & Suites San Antonio Dwntn Mkt	—	1,378	10,105	1,348	1,378	11,453	12,831	3,128	2006	15 - 40 years
Hampton Inn Chicago Midway Airport	—	2,747	20,143	2,905	2,793	23,002	25,795	6,460	2006	15 - 40 years
Hilton Garden Inn Chicago Midway Airport	—	2,978	21,842	1,237	3,000	23,057	26,057	6,608	2006	15 - 40 years
Sleep Inn Midway Airport	—	1,189	8,718	1,672	1,210	10,368	11,578	3,148	2006	15 - 40 years
Holiday Inn Express & Suites Midway Airport	—	1,874	13,742	1,994	1,897	15,714	17,611	4,127	2006	15 - 40 years
Hilton Garden Inn Bloomington	17,500	—	18,945	931	—	19,876	19,876	4,505	2009	15 - 40 years
TGI Friday's Chicago Midway	—	829	6,139	654	851	6,771	7,622	1,876	2006	15 - 40 years
Hampton Inn & Suites Clearwater St Petersburg Ulmerton Road	—	1,106	12,721	1,144	1,146	13,825	14,971	3,621	2007	15 - 40 years
Hampton Inn Garden City	—	5,691	22,764	1,584	5,717	24,323	30,040	6,231	2007	15 - 40 years
Courtyard Houston By The Galleria	26,000	3,069	22,508	1,423	3,069	23,931	27,000	6,063	2007	15 - 40 years
Hampton Inn Fort Walton Beach	—	8,774	6,109	2,075	8,928	8,030	16,958	1,915	2007	15 - 40 years
Embassy Suites Los Angeles Downey	26,500	4,857	29,943	6,245	4,970	36,076	41,046	8,631	2008	15 - 40 years
Hyatt House Austin Arboretum	11,000	2,813	15,940	2,157	2,813	18,098	20,911	4,168	2008	15 - 40 years
Hyatt House Dallas Lincoln Park	18,000	3,169	17,958	3,562	3,337	21,352	24,689	4,552	2008	15 - 40 years
Hyatt House Dallas Uptown	16,500	2,241	12,698	3,056	2,317	15,679	17,996	3,371	2008	15 - 40 years
Hyatt House Houston Galleria	13,000	2,976	16,866	2,027	2,976	18,893	21,869	4,468	2008	15 - 40 years
Embassy Suites Tampa Downtown Convention Ctr	—	2,161	71,017	2,861	2,410	73,628	76,038	14,378	2010	15 - 40 years
Fairfield Inn & Suites Washington DC Downtown	—	16,214	22,265	5,393	16,332	27,540	43,872	6,161	2010	15 - 40 years
Embassy Suites Fort Myers Estero	—	2,816	7,862	1,637	2,879	9,436	12,315	2,046	2010	15 - 40 years
Homewood Suites Washington DC Downtown	31,515	23,139	34,188	4,369	23,139	38,557	61,696	7,038	2010	15 - 40 years
Hampton Inn & Suites Denver Tech Center	—	2,373	9,180	1,861	2,428	10,986	13,414	2,576	2010	15 - 40 years
Hotel Indigo New Orleans Garden District	—	1,901	3,865	11,784	2,082	15,468	17,550	4,464	2010	15 - 40 years
Residence Inn Columbia	—	1,993	11,487	1,834	2,069	13,245	15,314	2,874	2010	15 - 40 years
Residence Inn National Harbor Washington DC	—	7,457	37,046	1,517	7,480	38,539	46,019	6,965	2010	15 - 40 years
Residence Inn Silver Spring	—	3,945	18,896	1,035	3,989	19,887	23,876	4,151	2010	15 - 40 years
Hilton Garden Inn New Orleans Convention Center	—	3,405	20,750	4,657	3,479	25,333	28,812	5,252	2010	15 - 40 years
Hampton Inn West Palm Beach Arprt Central	—	2,280	9,769	1,346	2,280	11,115	13,395	2,164	2010	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2017
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Hilton Garden Inn West Palm Beach Airport	—	1,206	10,811	1,469	1,215	12,271	13,486	2,287	2010	15 - 40 years
Hilton Garden Inn Los Angeles Hollywood	—	5,303	19,136	6,259	5,521	25,177	30,698	5,602	2010	15 - 40 years
DoubleTree Metropolitan Hotel New York City	—	140,332	188,014	21,100	140,456	208,990	349,446	39,008	2010	15 - 40 years
Renaissance Pittsburgh Hotel	—	3,274	39,934	6,760	3,396	46,572	49,968	8,103	2011	15 - 40 years
Courtyard Atlanta Buckhead	—	2,860	21,668	3,579	2,875	25,231	28,106	4,524	2011	15 - 40 years
DoubleTree Hotel Columbia	—	1,933	6,486	5,504	2,070	11,854	13,924	2,775	2011	15 - 40 years
Marriott Denver Airport @ Gateway Park	26,500	3,083	38,356	3,831	3,178	42,092	45,270	7,902	2011	15 - 40 years
Embassy Suites West Palm Beach Central	—	3,656	9,614	6,366	3,792	15,844	19,636	3,835	2011	15 - 40 years
Hilton Garden Inn Durham Raleigh Research Triangle Park	—	1,751	4,763	5,417	1,888	10,042	11,930	3,041	2011	15 - 40 years
Hilton Garden Inn Pittsburgh University Place	—	1,975	18,490	8,723	2,435	26,752	29,187	5,904	2011	15 - 40 years
Hampton Inn Houston Near The Galleria	—	9,326	9,220	1,999	9,395	11,151	20,546	2,236	2011	15 - 40 years
Courtyard Charleston Historic District	—	2,714	35,828	1,341	2,837	37,047	39,884	5,857	2011	15 - 40 years
Residence Inn Bethesda Downtown	32,655	8,154	52,749	4,813	8,287	57,428	65,715	8,330	2012	15 - 40 years
Courtyard New York Manhattan Upper East Side	—	20,655	60,222	4,909	20,695	65,090	85,785	9,597	2012	15 - 40 years
Hilton Garden Inn San Francisco Oakland Bay Brg	—	11,903	22,757	2,448	11,947	25,161	37,108	3,775	2012	15 - 40 years
Embassy Suites Boston Waltham	—	6,268	56,024	3,519	6,322	59,490	65,812	8,329	2012	15 - 40 years
Courtyard Houston Downtown Convention Center	—	5,799	28,953	3,899	6,033	32,618	38,651	4,124	2013	15 - 40 years
Residence Inn Houston Downtown Convention Center	—	4,674	24,913	3,125	4,875	27,837	32,712	3,569	2013	15 - 40 years
SpringHill Suites Houston Downtown Convention Center	—	2,382	12,756	15,854	2,566	28,425	30,991	3,182	2013	15 - 40 years
Courtyard Waikiki Beach	—	557	79,033	9,432	670	88,351	89,021	10,553	2013	15 - 40 years
Courtyard San Francisco	—	11,277	18,198	27,349	11,291	45,533	56,824	4,630	2013	15 - 40 years
Residence Inn Atlanta Midtown Historic	—	2,812	6,044	7,246	2,939	13,163	16,102	1,534	2013	15 - 40 years
SpringHill Suites Portland Hillsboro	—	3,488	18,283	133	3,505	18,399	21,904	2,117	2013	15 - 40 years
Hilton Cabana Miami Beach	—	25,083	40,707	2,785	25,127	43,448	68,575	4,021	2014	15 - 40 years
Hyatt House Charlotte Center City	—	3,029	26,193	527	3,029	26,720	29,749	2,538	2014	15 - 40 years
Hyatt House Cypress Anaheim	—	3,995	9,164	3,958	4,354	12,763	17,117	1,664	2014	15 - 40 years
Hyatt House Emeryville San Francisco Bay Area	—	7,425	29,137	5,485	7,517	34,530	42,047	3,902	2014	15 - 40 years
Hyatt House San Diego Sorrento Mesa	—	10,420	21,288	1,208	10,530	22,386	32,916	2,413	2014	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2017
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Hyatt House San Jose Silicon Valley	—	6,820	31,682	25	6,820	31,706	38,526	3,076	2014	15 - 40 years
Hyatt House San Ramon	—	5,712	11,852	2,723	5,717	14,571	20,288	1,522	2014	15 - 40 years
Hyatt House Santa Clara	—	8,044	27,703	2,932	8,046	30,634	38,680	3,003	2014	15 - 40 years
Hyatt Centric The Woodlands	—	5,950	16,882	384	5,957	17,260	23,217	1,669	2014	15 - 40 years
Hyatt Place Fremont Silicon Valley	—	6,209	13,730	1,314	6,217	15,036	21,253	1,637	2014	15 - 40 years
Hyatt Place Madison Downtown	—	6,701	25,478	—	6,701	25,478	32,179	2,449	2014	15 - 40 years
Embassy Suites Irvine Orange County	—	15,062	33,048	7,856	15,154	40,811	55,965	4,047	2014	15 - 40 years
Courtyard Portland City Center	—	8,019	53,024	1,339	8,022	54,361	62,383	5,000	2014	15 - 40 years
Hyatt Atlanta Midtown	—	3,737	41,731	497	3,737	42,228	45,965	3,732	2014	15 - 40 years
DoubleTree Grand Key Resort	—	48,192	27,770	5,346	48,233	33,076	81,309	3,170	2014	15 - 40 years
Hyatt Place Washington DC Downtown K Street	—	10,763	55,225	1,169	10,763	56,393	67,156	3,519	2015	15 - 40 years
Homewood Suites Seattle Lynnwood	—	3,933	30,949	41	3,959	30,965	34,924	2,009	2015	15 - 40 years
Residence Inn Palo Alto Los Altos	32,882	16,996	45,786	189	17,040	45,931	62,971	2,890	2015	15 - 40 years
DoubleTree Suites by Hilton Austin	—	7,072	50,827	21	7,072	50,848	57,920	428	2017	15 - 40 years
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	—	896	44,508	47	899	44,553	45,452	392	2017	15 - 40 years
Embassy Suites Atlanta - Buckhead	—	31,279	46,015	41	31,279	46,056	77,335	444	2017	15 - 40 years
Embassy Suites Birmingham	22,908	10,495	33,568	—	10,495	33,568	44,063	296	2017	15 - 40 years
Embassy Suites Boston Marlborough	—	5,233	18,114	376	5,233	18,490	23,723	177	2017	15 - 40 years
Embassy Suites Dallas - Love Field	—	6,408	34,694	131	6,408	34,825	41,233	299	2017	15 - 40 years
Embassy Suites Deerfield Beach - Resort & Spa	30,323	7,527	56,128	590	7,528	56,717	64,245	527	2017	15 - 40 years
Embassy Suites Fort Lauderdale 17th Street	34,339	30,933	54,592	479	31,051	54,953	86,004	534	2017	15 - 40 years
Embassy Suites Los Angeles - International Airport South	—	13,110	94,733	148	13,110	94,881	107,991	799	2017	15 - 40 years
Embassy Suites Mandalay Beach - Hotel & Resort	—	35,769	53,280	75	35,780	53,344	89,124	482	2017	15 - 40 years
Embassy Suites Miami - International Airport	—	14,765	18,099	1,157	14,813	19,208	34,021	174	2017	15 - 40 years
Embassy Suites Milpitas Silicon Valley	—	43,157	26,399	787	43,216	27,127	70,343	253	2017	15 - 40 years
Embassy Suites Minneapolis - Airport	36,832	7,248	41,202	2,213	7,248	43,415	50,663	436	2017	15 - 40 years
Embassy Suites Myrtle Beach - Oceanfront Resort	—	14,103	55,236	696	14,501	55,534	70,035	491	2017	15 - 40 years
Embassy Suites Napa Valley	26,814	24,429	63,188	190	24,429	63,378	87,807	559	2017	15 - 40 years
Embassy Suites Orlando - International Drive South/Convention Center	—	4,743	37,687	148	4,743	37,835	42,578	328	2017	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2017
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Embassy Suites Phoenix - Biltmore	—	24,680	24,487	264	24,701	24,730	49,431	222	2017	15 - 40 years
Embassy Suites San Francisco Airport - South San Francisco	—	39,616	55,163	594	39,634	55,739	95,373	476	2017	15 - 40 years
Embassy Suites San Francisco Airport - Waterfront	—	3,698	85,270	315	3,729	85,555	89,284	794	2017	15 - 40 years
Hilton Myrtle Beach Resort	—	17,864	73,713	83	17,870	73,790	91,660	646	2017	15 - 40 years
San Francisco Marriott Union Square	—	46,773	107,841	2,317	46,812	110,119	156,931	910	2017	15 - 40 years
DoubleTree by Hilton Burlington Vermont	—	8,362	30,812	1,178	8,410	31,942	40,352	342	2017	15 - 35 years
Sheraton Philadelphia Society Hill Hotel	—	13,304	83,333	289	13,317	83,608	96,925	711	2017	15 - 40 years
The Knickerbocker New York	85,404	113,613	119,453	191	113,614	119,643	233,257	1,000	2017	15 - 40 years
The Mills House Wyndham Grand Hotel	—	9,599	68,932	—	9,599	68,932	78,531	579	2017	15 - 40 years
The Vinoy Renaissance St. Petersburg Resort & Golf Club	—	3,754	64,024	7,710	4,934	70,554	75,488	693	2017	15 - 40 years
Wyndham Boston Beacon Hill	—	174	51,934	43	174	51,977	52,151	1,580	2017	12 years
Wyndham Houston - Medical Center Hotel & Suites	—	7,776	43,475	87	7,776	43,562	51,338	370	2017	15 - 40 years
Wyndham New Orleans - French Quarter	—	300	72,711	410	300	73,121	73,421	615	2017	15 - 40 years
Wyndham Philadelphia Historic District	—	8,367	51,914	78	8,367	51,992	60,359	439	2017	15 - 40 years
Wyndham Pittsburgh University Center	—	154	31,625	21	154	31,646	31,800	267	2017	15 - 40 years
Wyndham San Diego Bayside	—	989	29,440	338	989	29,778	30,767	848	2017	13 years
Wyndham Santa Monica At The Pier	—	27,054	45,866	129	27,063	45,986	73,049	390	2017	15 - 40 years
Holiday Inn San Francisco - Fisherman's Wharf	—	12,203	13,877	19	12,203	13,896	26,099	1,031	2017	2 - 40 years
Kingston Plantation Development Corp	—	—	2,000	10	—	2,010	2,010	17	2017	15 - 40 years
	$647,752	$1,266,655	$4,507,365	$391,276	$1,275,030	$4,890,266	$6,165,296	$628,518
_______________________________________________________________________________
(1) The aggregate cost of real estate for federal income tax purposes was approximately $5.8 billion at December 31, 2017.

The change in the total cost of the hotel properties is as follows:

	2017	2016	2015
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$3,725,932	$3,942,413	$3,711,887
Add: Acquisitions	2,539,854	—	163,652
Add: Improvements	60,916	40,308	84,615
Less: Sale of hotel properties (1)	(161,406)	(256,789)	(16,738)
Less: Impairment loss	—	—	(1,003)
Less: Land, building and improvements of hotels held for sale	—	—	—
Balance at end of period	$6,165,296	$3,725,932	$3,942,413
_______________________________________________________________________________
(1) The sale of the hotel properties for the year ended December 31, 2015 is net of the hotels classified as held for sale for the year ended December 31, 2014 that were subsequently sold in 2015.
The change in the accumulated depreciation of the real estate assets is as follows:

	2017	2016	2015
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$(520,517)	$(464,691)	$(382,266)
Add: Depreciation for the period	(108,986)	(91,400)	(85,062)
Less: Sale of hotel properties (1)	985	35,574	2,637
Less: Accumulated depreciation of hotels held for sale	—	—	—
Balance at end of period	$(628,518)	$(520,517)	$(464,691)
_______________________________________________________________________________
(1) The sale of the hotel properties for the year ended December 31, 2015 is net of the hotels classified as held for sale for the year ended December 31, 2014 that were subsequently sold in 2015.