Form 10-Q
period 2018-03-31
RLJ Lodging Trust
filed 2018-05-10
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
As of May 2, 2018, 175,203,156 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Investment in hotel properties, net	$5,636,933	$5,791,925
Investment in unconsolidated joint ventures	23,254	23,885
Cash and cash equivalents	401,943	586,470
Restricted cash reserves	76,380	72,606
Hotel and other receivables, net of allowance of $577 and $510, respectively	76,833	60,011
Deferred income tax asset, net	57,457	56,761
Intangible assets, net	128,794	133,211
Prepaid expense and other assets	85,412	69,936
Total assets	$6,487,006	$6,794,805
Liabilities and Equity
Debt, net	$2,621,737	$2,880,488
Accounts payable and other liabilities	192,352	225,664
Deferred income tax liability	5,547	5,547
Advance deposits and deferred revenue	37,337	30,463
Accrued interest	15,059	17,081
Distributions payable	65,574	65,284
Total liabilities	2,937,606	3,224,527
Commitments and Contingencies (Note 12)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at March 31, 2018 and December 31, 2017	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 175,205,952 and 174,869,046 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,752	1,749
Additional paid-in capital	3,210,185	3,208,002
Accumulated other comprehensive income	26,703	8,846
Distributions in excess of net earnings	(123,144)	(82,566)
Total shareholders’ equity	3,482,432	3,502,967
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	11,540	11,700
Noncontrolling interest in the Operating Partnership	10,998	11,181
Total noncontrolling interest	22,538	22,881
Preferred equity in a consolidated joint venture, liquidation value of $45,458 and $45,430 at March 31, 2018 and December 31, 2017, respectively	44,430	44,430
Total equity	3,549,400	3,570,278
Total liabilities and equity	$6,487,006	$6,794,805

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2018	2017
Revenue
Operating revenue
Room revenue	$357,645	$224,965
Food and beverage revenue	52,195	26,691
Other revenue	19,753	8,576
Total revenue	$429,593	$260,232
Expense
Operating expense
Room expense	$89,969	$51,922
Food and beverage expense	41,263	19,297
Management and franchise fee expense	35,676	26,913
Other operating expense	106,123	57,823
Total property operating expense	273,031	155,955
Depreciation and amortization	61,408	38,665
Property tax, insurance and other	34,499	19,158
General and administrative	10,913	9,123
Transaction costs	1,672	625
Total operating expense	381,523	223,526
Operating income	48,070	36,706
Other income	1,093	140
Interest income	1,230	485
Interest expense	(28,701)	(14,328)
Gain on extinguishment of indebtedness	7,659	—
Income before equity in loss from unconsolidated joint ventures	29,351	23,003
Equity in loss from unconsolidated joint ventures	(381)	—
Income before income tax expense	28,970	23,003
Income tax expense	(1,342)	(1,166)
Income from operations	27,628	21,837
Loss on sale of hotel properties	(3,734)	(60)
Net income	23,894	21,777
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	234	66
Noncontrolling interest in the Operating Partnership	(73)	(85)
Preferred distributions - consolidated joint venture	(366)	—
Net income attributable to RLJ	23,689	21,758
Preferred dividends	(6,279)	—
Net income attributable to common shareholders	$17,410	$21,758

Basic per common share data:
Net income per share attributable to common shareholders	$0.10	$0.17
Weighted-average number of common shares	174,193,671	123,734,173

Diluted per common share data:
Net income per share attributable to common shareholders	$0.10	$0.17
Weighted-average number of common shares	174,268,815	123,841,400

Dividends declared per common share	$0.33	$0.33

Comprehensive income:
Net income	$23,894	$21,777
Unrealized gain on interest rate derivatives	17,857	5,548
Comprehensive income	41,751	27,325
Comprehensive loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	234	66
Noncontrolling interest in the Operating Partnership	(73)	(85)
Preferred distributions - consolidated joint venture	(366)	—
Comprehensive income attributable to RLJ	$41,546	$27,306

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2017	12,879,475	$366,936	174,869,046	$1,749	$3,208,002	$(82,566)	$8,846	$11,181	$11,700	$44,430	$3,570,278
Net income (loss)	—	—	—	—	—	23,689	—	73	(234)	366	23,894
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	17,857	—	—	—	17,857
Contributions from joint venture partners	—	—	—	—	—	—	—	—	74	—	74
Issuance of restricted stock	—	—	360,416	4	(4)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	2,649	—	—	—	—	—	2,649
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(21,031)	(1)	(462)	—	—	—	—	—	(463)
Forfeiture of restricted stock	—	—	(2,479)	—	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(57,988)	—	(256)	—	—	(58,244)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(366)	(366)
Balance at March 31, 2018	12,879,475	$366,936	175,205,952	$1,752	$3,210,185	$(123,144)	$26,703	$10,998	$11,540	$44,430	$3,549,400

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interest
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Operating Partnership	Consolidated Joint Venture	Total Equity
Balance at December 31, 2016	124,364,178	$1,244	$2,187,333	$38,249	$(4,902)	$7,380	$5,973	$2,235,277
Net income (loss)	—	—	—	21,758	—	85	(66)	21,777
Unrealized gain on interest rate derivatives	—	—	—	—	5,548	—	—	5,548
Issuance of restricted stock	264,303	2	(2)	—	—	—	—	—
Amortization of share-based compensation	—	—	2,334	—	—	—	—	2,334
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(20,861)	—	(486)	—	—	—	—	(486)
Forfeiture of restricted stock	(131)	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(41,296)	—	(184)	—	(41,480)
Balance at March 31, 2017	124,607,489	$1,246	$2,189,179	$18,711	$646	$7,281	$5,907	$2,222,970

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$23,894	$21,777
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on sale of hotel properties	3,734	60
Gain on extinguishment of indebtedness	(7,659)	—
Depreciation and amortization	61,408	38,665
Amortization of deferred financing costs	929	843
Other amortization	(1,391)	188
Equity in loss from unconsolidated joint ventures	381	—
Distributions of income from unconsolidated joint ventures	250	—
Accretion of interest income on investment in loan	—	(210)
Amortization of share-based compensation	2,514	2,334
Deferred income taxes	1,103	938
Changes in assets and liabilities:
Hotel and other receivables, net	(16,822)	(8,650)
Prepaid expense and other assets	289	637
Accounts payable and other liabilities	(22,507)	(9,202)
Advance deposits and deferred revenue	6,874	2,288
Accrued interest	(2,022)	253
Net cash flow provided by operating activities	50,975	49,921
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	116,076	(60)
Improvements and additions to hotel properties	(38,583)	(18,533)
Additions to property and equipment	(27)	(3)
Net cash flow provided by (used in) investing activities	77,466	(18,596)
Cash flows from financing activities
Borrowings under Revolver	300,000	—
Payments of senior notes	(539,028)	—
Payments of mortgage loans principal	(1,663)	(902)
Repurchase of common shares to satisfy employee withholding requirements	(462)	(486)
Distributions on preferred shares	(6,279)	—
Distributions on common shares	(57,707)	(41,040)
Distributions on Operating Partnership units	(248)	(227)
Payments of deferred financing costs	(3,515)	—
Preferred distributions - consolidated joint venture	(366)	—
Contributions from joint venture partners	74	—
Net cash flow used in financing activities	(309,194)	(42,655)
Net change in cash, cash equivalents, and restricted cash reserves	(180,753)	(11,330)
Cash, cash equivalents, and restricted cash reserves, beginning of year	659,076	523,878
Cash, cash equivalents, and restricted cash reserves, end of period	$478,323	$512,548

 The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Notes to the Consolidated Financial Statements
(unaudited)

1.              Organization

RLJ Lodging Trust (the "Company") was formed as a Maryland real estate investment trust ("REIT") on January 31, 2011. The Company is a self-advised and self-administered REIT that owns primarily premium-branded, high-margin, focused-service and compact full-service hotels. The Company elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2011.

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2018, there were 175,979,854 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.6% of the outstanding OP units.

As of March 31, 2018, the Company owned 156 hotel properties with approximately 30,400 rooms, located in 26 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 152 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 154 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 155 of the 156 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

2.              Summary of Significant Accounting Policies

The Company's Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of the Company's significant accounting policies. Other than noted below, there have been no other significant changes to the Company's significant accounting policies since December 31, 2017.

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

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2018.

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

Revenue

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes or replaces nearly all GAAP revenue recognition guidance. The guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The Company adopted this standard on January 1, 2018 using the modified retrospective transition method. Accordingly, the Company's revenue beginning on January 1, 2018 is presented under ASC 606, while prior period revenue is reported under the accounting standards in effect for those historical periods. Based on the Company's assessment, the adoption of this standard did not have an impact to the Company's consolidated financial statements but it did result in additional disclosures in the notes to the consolidated financial statements. Refer to Note 7, Revenue, for the Company's disclosures about revenue.

Substantially all of the Company's revenue is derived from the operation of hotel properties. The Company generates room revenue by renting hotel rooms to customers at its hotel properties. The Company generates food and beverage revenue from the sale of food and beverage to customers at its hotel properties. The Company generates other revenue from parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees at its hotel properties.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. The Company's contracts generally have a single performance obligation, such as renting a hotel room to a customer, or providing food and beverage to a customer, or providing a hotel property-related good or service to a customer. The Company's performance obligations are generally satisfied at a point in time.

The Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company determines the standalone selling price based on the price it charges each customer for the use or consumption of the promised good or service.

The Company's revenue is recognized when control of the promised good or service is transferred to the customer, in an amount that reflects the consideration the Company expects to receive in exchange for the promised good or service. The revenue is recorded net of any sales and occupancy taxes collected from the customer. All rebates or discounts are recorded as a reduction to revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotel properties.

The timing of revenue recognition, billings, and cash collections results in the Company recognizing hotel and other receivables and advance deposits and deferred revenue on the consolidated balance sheet. Hotel and other receivables are recognized when the Company has provided a good or service to the customer but is only waiting for the passage of time before the customer submits consideration to the Company. Advance deposits and deferred revenue are recognized on the consolidated balance sheets when cash payments are received in advance of the Company satisfying its performance obligation. Advance deposits and deferred revenue consist of amounts that are refundable and non-refundable to the customer. The advance deposits and deferred revenue are recognized as revenue in the consolidated statements of operations and comprehensive income when the Company satisfies its performance obligation to the customer.

For the majority of its goods or services and customers, the Company requires payment at the time the respective good or service is provided to the customer. The Company's payment terms vary by the type of customer and the goods or services offered to the customer. The Company applied a practical expedient to not disclose the value of unsatisfied performance obligations for contracts that have an original expected length of one year or less. Any contracts that have an original expected length of greater than one year are insignificant.

An allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the existing accounts receivable portfolio and increases to the allowance for doubtful accounts are recorded as bad debt expense. The allowance for doubtful accounts is calculated as a percentage of the aged accounts receivable.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarifies the definition of a business by adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar identifiable asset(s), then the transaction is considered to be an asset acquisition (or disposition). As a result of this standard, the Company anticipates the majority of its hotel purchases will be considered asset acquisitions as opposed to business combinations, although the determination will be made on a transaction-by-transaction basis. Transaction costs associated with asset acquisitions will be capitalized rather than expensed as incurred. The Company adopted this guidance on January 1, 2018 on a prospective basis. The Company does not believe the accounting for each future acquisition (or disposal) of assets or a business will be materially different, therefore, the adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings and three to five years for FF&E. Maintenance and repairs are expensed and major renewals or improvements to the hotel properties are capitalized. Indirect project costs, including interest, salaries and benefits, travel and other related costs that are directly attributable to the development, are also capitalized. Upon the sale or disposition of a hotel property, the asset and related accumulated depreciation accounts are removed and the related gain or loss is included in the gain or loss on sale of hotel properties in the consolidated statements of operations and comprehensive income. A sale or disposition of a hotel property that represents a strategic shift that has or will have a major effect on the Company's operations and financial results is presented as discontinued operations in the consolidated statements of operations and comprehensive income.

The Company assesses the carrying value of its hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the estimated future undiscounted cash flows which take into account current market conditions and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions or third-party appraisals.

Sale of Real Estate

ASU 2014-09 also applies to the sale of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This guidance clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets, including real estate, and in substance nonfinancial assets, which are defined as assets or a group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. As a result of this guidance, sales and partial sales of real estate assets will be accounted for similar to all other sales of nonfinancial and in substance nonfinancial assets. The Company adopted this guidance on January 1, 2018 using the modified retrospective transition method. Based on the Company's assessment, the adoption of this guidance did not have an impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance will require lessees to recognize a right-of-use asset and a lease liability for most of their leases on the balance sheet, and an entity will need to classify its leases as either an operating or finance lease in order to determine the income statement presentation. Leases with a term of 12 months or less will be accounted for similar to the existing guidance today for operating leases. Lessors will classify their leases using an approach that is substantially equivalent to the existing guidance today for operating, direct financing, or sales-type leases. Lessors may only capitalize the incremental direct costs of leasing, so any indirect costs of leasing will be expensed as incurred. The guidance requires an entity to separate the lease components from the non-lease components in a contract, with the lease components being accounted for in accordance with ASC 842 and the non-lease components being accounted for in accordance with other applicable accounting guidance. The guidance is effective for annual reporting periods beginning after December 15, 2018, and the interim periods within those annual periods, with early adoption permitted. The Company will adopt this new standard on January 1, 2019. The Company has not yet completed its analysis on this standard, but it believes the application of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet for each of its ground leases and equipment leases, which represent the majority of the Company's current operating lease payments. The Company does not expect the adoption of this standard will materially affect its consolidated statements of operations and comprehensive income.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance amends the hedge accounting recognition and presentation requirements in ASC 815. The guidance is meant to simplify the application of hedge accounting and better align the financial reporting for hedging activities with the entity's economic and risk management activities. Under the new guidance, all changes in the fair value of highly effective cash flow hedges will be recorded in other comprehensive income and they will be reclassified to earnings when the hedged item impacts earnings. The guidance is effective for annual reporting periods beginning after December 15, 2018, and the interim periods within those annual periods, with early adoption permitted. The Company expects to adopt this new standard on January 1, 2019. Based on the Company's assessment, the adoption of this standard will not have a material impact on the Company's consolidated financial statements.

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

The Company accounted for the Mergers under the acquisition method of accounting in ASC 805, Business Combinations. As a result of the Mergers, the Company acquired an ownership interest in the following 37 hotel properties:

Hotel Property Name	Location	Ownership Interest	Management Company	Rooms
DoubleTree Suites by Hilton Austin	Austin, TX	100%	Hilton	188
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	Orlando, FL	100%	Hilton	229
Embassy Suites Atlanta - Buckhead	Atlanta, GA	100%	Hilton	316
Embassy Suites Birmingham	Birmingham, AL	100%	Hilton	242
Embassy Suites Boston Marlborough (1)	Marlborough, MA	100%	Hilton	229
Embassy Suites Dallas - Love Field	Dallas, TX	100%	Aimbridge Hospitality	248
Embassy Suites Deerfield Beach - Resort & Spa	Deerfield Beach, FL	100%	Hilton	244
Embassy Suites Fort Lauderdale 17th Street	Fort Lauderdale, FL	100%	Hilton	361
Embassy Suites Los Angeles - International Airport South	El Segundo, CA	100%	Hilton	349
Embassy Suites Mandalay Beach - Hotel & Resort	Oxnard, CA	100%	Hilton	250
Embassy Suites Miami - International Airport	Miami, FL	100%	Hilton	318
Embassy Suites Milpitas Silicon Valley	Milpitas, CA	100%	Hilton	266
Embassy Suites Minneapolis - Airport	Bloomington, MN	100%	Hilton	310
Embassy Suites Myrtle Beach - Oceanfront Resort	Myrtle Beach, SC	100%	Hilton	255
Embassy Suites Napa Valley	Napa, CA	100%	Hilton	205
Embassy Suites Orlando - International Drive South/Convention Center	Orlando, FL	100%	Hilton	244
Embassy Suites Phoenix - Biltmore	Phoenix, AZ	100%	Hilton	232
Embassy Suites San Francisco Airport - South San Francisco	San Francisco, CA	100%	Hilton	312
Embassy Suites San Francisco Airport - Waterfront	Burlingame, CA	100%	Hilton	340
Embassy Suites Secaucus - Meadowlands (2)	Secaucus, NJ	50%	Hilton	261
Hilton Myrtle Beach Resort	Myrtle Beach, SC	100%	Hilton	385
Holiday Inn San Francisco - Fisherman's Wharf	San Francisco, CA	100%	InterContinental Hotels	585
San Francisco Marriott Union Square	San Francisco, CA	100%	Marriott Hotel Services	400
Sheraton Burlington Hotel & Conference Center (3)	Burlington, VT	100%	Marriott Hotel Services	309
Sheraton Philadelphia Society Hill Hotel (4)	Philadelphia, PA	100%	Marriott Hotel Services	364
The Fairmont Copley Plaza (5)	Boston, MA	100%	FRHI Hotels & Resorts	383
The Knickerbocker New York	New York, NY	95%	Highgate Hotels	330
The Mills House Wyndham Grand Hotel	Charleston, SC	100%	Wyndham	216
The Vinoy Renaissance St. Petersburg Resort & Golf Club	St. Petersburg, FL	100%	Marriott Hotel Services	361
Wyndham Boston Beacon Hill	Boston, MA	100%	Wyndham	304
Wyndham Houston - Medical Center Hotel & Suites	Houston, TX	100%	Wyndham	287
Wyndham New Orleans - French Quarter	New Orleans, LA	100%	Wyndham	374
Wyndham Philadelphia Historic District	Philadelphia, PA	100%	Wyndham	364
Wyndham Pittsburgh University Center	Pittsburgh, PA	100%	Wyndham	251
Wyndham San Diego Bayside	San Diego, CA	100%	Wyndham	600
Wyndham Santa Monica At The Pier	Santa Monica, CA	100%	Wyndham	132
Chateau LeMoyne - French Quarter, New Orleans (6)	New Orleans, LA	50%	InterContinental Hotels	171
				11,215

(1)	In February 2018, the Company sold this hotel property for a sale price of $23.7 million.

(2)
The Company owns an indirect 50% ownership interest in the real estate at this hotel property and records the real estate interests using the equity method of accounting. The Company leases the hotel property to its TRS, of which the Company owns a controlling financial interest in the operating lessee, so the Company consolidates its ownership interest in the leased hotel.

(3)	In December 2017, this hotel property was converted to the DoubleTree by Hilton Burlington Vermont.

(4)	In March 2018, the Company sold this hotel property for a sale price of $95.5 million.

(5)	In December 2017, the Company sold this hotel property for a sale price of $170.0 million.

(6)
The Company owns an indirect 50% ownership interest in this hotel property and accounts for its ownership interest using the equity method of accounting. This hotel property is operated without a lease.

The total consideration for the Mergers was approximately $1.4 billion, which included the Company's issuance of approximately 50.4 million common shares at $20.18 per share to former FelCor common stockholders, the Company's issuance of approximately 12.9 million Series A Preferred Shares at $28.49 per share to former FelCor preferred stockholders, the Operating Partnership's issuance of approximately 0.2 million OP Units at $20.18 per unit to former FelCor LP limited partners, and cash. The total consideration consisted of the following (in thousands):

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

•
Debt — The Company estimated the fair value of the Senior Notes (as defined in Note 8) by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the mortgage loans using a discounted cash flow model and incorporated various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy. The Company recognized approximately $71.7 million in above market debt fair value adjustments on the Senior Notes and the mortgage loans assumed in the Mergers, which is included in debt, net in the accompanying consolidated balance sheet. The above market debt fair value adjustments are amortized over the remaining terms of the respective debt instruments as adjustments to interest expense in the consolidated statements of operations and comprehensive income.

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

During the three months ended March 31, 2018, the Company recognized approximately $1.3 million of integration costs in connection with the Mergers. The integration costs primarily related to employee-related costs, including compensation for transition employees. The merger-related costs are included in transaction costs in the accompanying consolidated statements of operations and comprehensive income.

During the three months ended March 31, 2018 and 2017, the Company did not acquire any hotel properties.

4.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Land and improvements	$1,257,386	$1,275,030
Buildings and improvements	4,807,233	4,890,266
Furniture, fixtures and equipment	759,171	756,546
	6,823,790	6,921,842
Accumulated depreciation	(1,186,857)	(1,129,917)
Investment in hotel properties, net	$5,636,933	$5,791,925

For the three months ended March 31, 2018 and 2017, the Company recognized depreciation and amortization expense related to its investment in hotel properties of approximately $58.8 million and $38.6 million, respectively.

Impairment

The Company determined that there was no impairment of any assets for the three months ended March 31, 2018 or the three months ended March 31, 2017.

5.              Investment in Unconsolidated Joint Ventures

As of March 31, 2018, the Company owned 50% interests in joint ventures that owned two hotel properties. The Company also owned 50% interests in joint ventures that owned real estate and a condominium management business that are associated with two of our resort hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income (loss) from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of March 31, 2018, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

March 31, 2018
Equity basis of the joint venture investments	$(11)
Cost of the joint venture investments in excess of the joint venture book value	23,265
Investment in unconsolidated joint ventures	$23,254

The following table summarizes the components of the Company's equity in loss from unconsolidated joint ventures (in thousands):

For the three months ended March 31, 2018
Unconsolidated joint ventures net loss attributable to the Company	$(14)
Depreciation of cost in excess of book value	(367)
Equity in loss from unconsolidated joint ventures	$(381)

There were no unconsolidated joint ventures during the three months ended March 31, 2017.

6.            Sale of Hotel Properties

During the three months ended March 31, 2018, the Company sold two hotel properties for a total sale price of approximately $119.2 million. In conjunction with these transactions, the Company recorded a $3.7 million loss on sale, which is included in loss on sale of hotel properties in the accompanying consolidated statement of operations and comprehensive income. The loss on sale is presented net of a gain on extinguishment of indebtedness of $5.1 million associated with the two hotel properties.

The following table discloses the hotel properties that were sold during the three months ended March 31, 2018:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Boston Marlborough	Marlborough, MA	February 21, 2018	229
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	March 27, 2018	364
		Total	593

During the three months ended March 31, 2017, the Company did not sell any hotel properties.

7.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended March 31, 2018				For the three months ended March 31, 2017
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$54,269	$5,360	$1,737	$61,366	$22,095	$1,240	$533	$23,868
South Florida	46,780	5,732	1,829	54,341	27,496	3,612	1,218	32,326
Southern California	30,413	4,128	1,926	36,467	13,087	1,096	427	14,610
Austin	23,674	2,497	912	27,083	21,615	2,408	600	24,623
New York City	22,640	2,786	914	26,340	13,399	864	611	14,874
Houston	16,580	981	929	18,490	15,334	747	714	16,795
Denver	14,648	3,039	232	17,919	14,787	3,007	291	18,085
Chicago	12,943	2,932	374	16,249	11,659	2,884	371	14,914
Washington, DC	14,809	652	523	15,984	15,451	683	513	16,647
Louisville	8,258	3,103	473	11,834	9,046	3,690	530	13,266
Other	112,631	20,985	9,904	143,520	60,996	6,460	2,768	70,224
Total	$357,645	$52,195	$19,753	$429,593	$224,965	$26,691	$8,576	$260,232

8.              Debt

The Company's debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Senior Notes	$508,866	$1,062,716
Revolver and Term Loans, net	1,467,895	1,170,954
Mortgage loans, net	644,976	646,818
Debt, net	$2,621,737	$2,880,488

Senior Notes

The Company's senior secured notes and the senior unsecured notes are collectively the "Senior Notes". The Company's Senior Notes consisted of the following (in thousands):

				Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date	March 31, 2018	December 31, 2017
Senior secured notes (1) (2) (3)	9	5.63%	March 2023	$—	$552,669
Senior unsecured notes (1) (2) (4)	—	6.00%	June 2025	508,866	510,047
Total Senior Notes				$508,866	$1,062,716

(1)	Requires payments of interest only through maturity.

(2)
The senior secured notes include $28.7 million at December 31, 2017, and the senior unsecured notes include $33.9 million and $35.1 million at March 31, 2018 and December 31, 2017, respectively, related to fair value adjustments on the Senior Notes that were assumed in the Mergers.

(3)
On March 9, 2018 (the "Redemption Date"), the Company completed the early redemption of the senior secured notes in full for an aggregate amount of approximately $539.0 million, which included the redemption price of 102.813% for the outstanding principal amount. The Company recognized a gain of approximately $7.7 million on the early redemption, which is included in gain on extinguishment of indebtedness in the accompanying consolidated statements of operations and comprehensive income. The gain on extinguishment of indebtedness excludes $5.1 million related to two hotel properties that were sold during the three months ended March 31, 2018 that is included in loss on sale of hotel properties in the accompanying consolidated statement of operations and comprehensive income.

(4)	The Company has the option to redeem the senior unsecured notes beginning June 1, 2020 at a premium of 103.0%.

The Senior Notes are subject to customary financial covenants. As of March 31, 2018 and December 31, 2017, the Company was in compliance with all financial covenants.

Revolver and Term Loans

The Company has the following unsecured credit agreements in place:

•	$600.0 million revolving credit facility with a scheduled maturity date of April 22, 2020 with a one-year extension option if certain conditions are satisfied (the "Revolver");

•	$400.0 million term loan with a scheduled maturity date of April 22, 2021 (the "$400 Million Term Loan Maturing 2021");

•	$150.0 million term loan with a scheduled maturity date of January 22, 2022 (the "$150 Million Term Loan Maturing 2022");

•
$400.0 million term loan with a scheduled maturity date of January 25, 2023 (the "$400 Million Term Loan Maturing 2023"). This term loan was referred to as the $400 Million Term Loan Maturing 2019 in previous periodic filings; and

•
$225.0 million term loan with a scheduled maturity date of January 25, 2023 (the "$225 Million Term Loan Maturing 2023"). This term loan was referred to as the $225 Million Term Loan Maturing 2019 in previous periodic filings.

The $400 Million Term Loan Maturing 2021, the $150 Million Term Loan Maturing 2022, the $400 Million Term Loan Maturing 2023, and the $225 Million Term Loan Maturing 2023 are collectively the "Term Loans". The Revolver and Term

Loans are subject to customary financial covenants. As of March 31, 2018 and December 31, 2017, the Company was in compliance with all financial covenants.

The Company's unsecured credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at March 31, 2018 (1)	Maturity Date	March 31, 2018	December 31, 2017
Revolver (2)	3.38%	April 2020	$300,000	$—
$400 Million Term Loan Maturing 2021	3.03%	April 2021	400,000	400,000
$150 Million Term Loan Maturing 2022	3.43%	January 2022	150,000	150,000
$400 Million Term Loan Maturing 2023	3.14%	January 2023	400,000	400,000
$225 Million Term Loan Maturing 2023	3.44%	January 2023	225,000	225,000
			1,475,000	1,175,000
Deferred financing costs, net (3)			(7,105)	(4,046)
Total Revolver and Term Loans, net			$1,467,895	$1,170,954

(1)	Interest rate at March 31, 2018 gives effect to interest rate hedges.

(2)
At March 31, 2018 and December 31, 2017, there was $300.0 million and $600.0 million, respectively, of borrowing capacity on the Revolver. The Company has the ability to further increase the borrowing capacity to $750.0 million, subject to certain lender requirements.

(3)
Excludes $2.3 million and $2.6 million as of March 31, 2018 and December 31, 2017, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Principal balance at
Lender	Number of Assets Encumbered	Interest Rate at March 31, 2018 (1)	Maturity Date		March 31, 2018	December 31, 2017
Wells Fargo (2)	4	4.06%	October 2018	(4)	150,000	150,000
Wells Fargo (5)	4	4.04%	March 2019	(3)	$142,500	$143,250
PNC Bank (2) (6)	5	3.98%	March 2021	(7)	85,000	85,000
Wells Fargo (8)	1	5.25%	June 2022		32,675	32,882
PNC Bank/Wells Fargo (9)	4	4.95%	October 2022		120,131	120,893
Prudential (10)	1	4.94%	October 2022		30,132	30,323
Scotiabank (2) (11)	1	LIBOR + 3.00%	November 2018		85,294	85,404
	20				645,732	647,752
Deferred financing costs, net					(756)	(934)
Total mortgage loans, net					$644,976	$646,818

(1)	Interest rate at March 31, 2018 gives effect to interest rate hedges.

(2)	Requires payments of interest only through maturity.

(3)
In March 2018, the Company extended the maturity date for a one-year term. The maturity date may be extended for three additional one-year terms at the Company’s option, subject to certain lender requirements.

(4)	The maturity date may be extended for three one-year terms at the Company's option, subject to certain lender requirements.

(5)	Two of the four hotels encumbered by the Wells Fargo loan are cross-collateralized.

(6)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(7)	The maturity date may be extended for two one-year terms at the Company’s option, subject to certain lender requirements.

(8)	Includes $0.8 million and $0.8 million at March 31, 2018 and December 31, 2017, respectively, related to a fair value adjustment on mortgage debt assumed in conjunction with an acquisition.

(9)	Includes $2.9 million and $3.0 million at March 31, 2018 and December 31, 2017, respectively, related to fair value adjustments on the mortgage loans that were assumed in the Mergers.

(10)	Includes $0.7 million and $0.7 million at March 31, 2018 and December 31, 2017, respectively, related to a fair value adjustment on the mortgage loan that was assumed in the Mergers.

(11)	Includes $0.3 million and $0.4 million at March 31, 2018 and December 31, 2017, respectively, related to a fair value adjustment on the mortgage loan that was assumed in the Mergers.

Certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with all financial covenants at March 31, 2018 and December 31, 2017.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended March 31,
	2018	2017
Senior Notes	$10,587	$—
Revolver and Term Loans	10,578	9,517
Mortgage loans	6,607	3,968
Amortization of deferred financing costs	929	843
Total interest expense	$28,701	$14,328

9.              Derivatives and Hedging

The Company's interest rate swaps consisted of the following (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Swap-cash flow	1.56%	March 2018	$—	$175,000	$—	$(38)
Swap-cash flow	1.64%	March 2018	—	175,000	—	(71)
Swap-cash flow	1.83%	September 2018	15,675	15,758	9	(23)
Swap-cash flow	1.75%	September 2018	15,675	15,758	16	(14)
Swap-cash flow	1.83%	September 2018	38,475	38,678	23	(57)
Swap-cash flow	1.75%	September 2018	39,425	39,632	39	(35)
Swap-cash flow	1.83%	September 2018	17,100	17,190	10	(25)
Swap-cash flow	1.75%	September 2018	16,150	16,235	16	(14)
Swap-cash flow	2.02%	March 2019	125,000	125,000	85	(383)
Swap-cash flow	1.94%	March 2019	100,000	100,000	143	(213)
Swap-cash flow	1.27%	March 2019	125,000	125,000	1,088	836
Swap-cash flow	1.96%	March 2019	100,000	100,000	141	(230)
Swap-cash flow	1.85%	March 2019	50,000	50,000	130	(43)
Swap-cash flow	1.81%	March 2019	50,000	50,000	150	(19)
Swap-cash flow	1.74%	March 2019	25,000	25,000	93	13
Swap-cash flow (1)	1.80%	September 2020	33,000	33,000	417	202
Swap-cash flow (1)	1.80%	September 2020	82,000	82,000	1,037	502
Swap-cash flow (1)	1.80%	September 2020	35,000	35,000	443	214
Swap-cash flow	1.81%	October 2020	143,000	143,000	2,175	803
Swap-cash flow	1.15%	April 2021	100,000	100,000	3,958	2,880
Swap-cash flow	1.20%	April 2021	100,000	100,000	3,804	2,726
Swap-cash flow	2.15%	April 2021	75,000	75,000	665	(144)
Swap-cash flow	1.91%	April 2021	75,000	75,000	1,223	415
Swap-cash flow	1.61%	June 2021	50,000	50,000	1,363	769
Swap-cash flow	1.56%	June 2021	50,000	50,000	1,456	869
Swap-cash flow	1.71%	June 2021	50,000	50,000	1,205	598
Swap-cash flow (2)	2.29%	December 2022	200,000	200,000	2,560	(413)
Swap-cash flow (2)	2.29%	December 2022	125,000	125,000	1,612	(259)
Swap-cash flow (2)	2.38%	December 2022	200,000	—	1,893	—
Swap-cash flow (2)	2.38%	December 2022	100,000	—	949	—
			$2,135,500	$2,186,251	$26,703	$8,846

(1)	Effective between the maturity of the existing swaps in September 2018 and September 2020.

(2)	Effective between the maturity of the existing swaps in March 2019 and December 2022.

 As of March 31, 2018 and December 31, 2017, the aggregate fair value of the interest rate swap assets of $26.7 million and $10.8 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2017, the aggregate fair value of the interest rate swap liabilities of $2.0 million was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of March 31, 2018 and December 31, 2017, there was approximately $26.7 million and $8.8 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the three month periods ended March 31, 2018 and 2017. For the three months ended March 31, 2018 and 2017, approximately $0.4 million and $2.8 million, respectively, of the amounts included in accumulated other comprehensive income were reclassified into interest expense. Approximately $5.2 million of the unrealized gains included in accumulated other comprehensive income at March 31, 2018 is expected to be reclassified into interest expense within the next 12 months.

10.              Fair Value

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

The fair value of the Company's debt was as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$508,866	$496,169	$1,062,716	$1,038,892
Revolver and Term Loans, net	1,467,895	1,475,000	1,170,954	1,179,052
Mortgage loans, net	644,976	642,717	646,818	643,078
Debt, net	$2,621,737	$2,613,886	$2,880,488	$2,861,022

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 (in thousands):

	Fair Value at March 31, 2018
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$26,703	$—	$26,703
Interest rate swap liability	—	—	—	—
Total	$—	$26,703	$—	$26,703

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$10,827	$—	$10,827
Interest rate swap liability	—	(1,981)	—	(1,981)
Total	$—	$8,846	$—	$8,846

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

11.              Income Taxes

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Reform Act"). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing limitations on net operating loss carryovers, and allowing dividend income from a REIT to be eligible for a 20% qualified business income deduction. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. During the three months ended March 31, 2018, the Company did not make any adjustments to the provisional amounts that were recorded during the year ended December 31, 2017.

The Company had no accruals for tax uncertainties as of March 31, 2018 and December 31, 2017.

12.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of March 31, 2018 and December 31, 2017, approximately $76.4 million and $72.6 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Other than the legal proceeding mentioned below, neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

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

Based on the current assessment of the claim, the resolution of this matter may not occur until 2022. As of March 31, 2018, the Company maintained an accrual of approximately $5.1 million for the future quarterly payments to the pension trust fund, which is included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

The Company plans to vigorously defend the underlying claims and, if appropriate, IHG’s demand for indemnification.

Management Agreements

As of March 31, 2018, 155 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years. This number includes 44 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, Wyndham, and other hotel brands. Each management company receives a base management fee generally between 3.0% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally between 2.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three months ended March 31, 2018 and 2017, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $15.9 million and $10.4 million, respectively.

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100.0 million limit over the term and an annual $21.5 million limit. For the three months ended March 31, 2018, the Company recorded $1.9 million for the pro-rata portion of the projected aggregate full-year guaranties. The Company recognized this amount as a reduction of Wyndham's contractual management and other fees.

Franchise Agreements

As of March 31, 2018, 110 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes 44 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, Wyndham, and other hotel brands. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of generally 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three months ended March 31, 2018 and 2017, the Company incurred franchise fee expense of approximately $19.7 million and $16.5 million, respectively.

13.       Equity

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

During the three months ended March 31, 2018 and 2017, the Company did not repurchase and retire any of its Common Shares. As of March 31, 2018, the share repurchase program had a remaining capacity of $198.9 million.

14.       Equity Incentive Plan

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

A summary of the unvested restricted shares as of March 31, 2018 is as follows:

	2018
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	700,325	$22.88
Granted	360,416	21.10
Vested	(65,341)	24.10
Forfeited	(2,479)	22.84
Unvested at March 31,	992,921	$22.15

For the three months ended March 31, 2018 and 2017, the Company recognized approximately $2.0 million and $2.0 million, respectively, of share-based compensation expense related to restricted share awards. As of March 31, 2018, there was $19.6 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.8 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the three months ended March 31, 2018 and 2017 was approximately $1.4 million and $1.4 million, respectively.

Performance Units

In February 2017, the Company awarded 259,000 performance units with a grant date fair value of $14.93 per unit to certain employees. The performance units vest over a four-year period, including three years of performance-based vesting plus an additional one year of time-based vesting.

In February 2018, the Company awarded 264,000 performance units with a grant date fair value of $13.99 per unit to certain employees. The performance units vest over a four-year period, including three years of performance-based vesting (the "2018 performance units measurement period") plus an additional one year of time-based vesting. These performance units may convert into restricted shares at a range of 25% to 150% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return and a relative total shareholder return over the measurement period at specified percentiles of the peer group, as defined by the award. If at the end of the 2018 performance units measurement period the target criterion is met, then 50% of the restricted shares will vest immediately. The remaining 50% will vest one year later. The award recipients will not be entitled to receive any dividends prior to the date of conversion. For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the 2018 performance units measurement period. The fair value of the performance units is determined using a Monte Carlo simulation with the following assumptions: a risk-free interest rate of 2.42%, volatility of 27.44%, and an expected term equal to the requisite service period for the awards. The Company estimated the compensation expense for the performance units on a straight line basis using a calculation that recognizes 50% of the grant date fair value over three years and 50% of the grant date fair value over four years.

For the three months ended March 31, 2018 and 2017, the Company recognized approximately $0.5 million and $0.3 million, respectively, of share-based compensation expense related to the performance unit awards. As of March 31, 2018, there was $7.5 million of total unrecognized compensation cost related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.8 years.

As of March 31, 2018, there were 3,102,567 Common Shares available for future grant under the 2015 Plan.

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

The limited partners’ outstanding OP Units (which may be redeemed for Common Shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three months ended March 31, 2018 and 2017, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per Common Share is as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2018	2017
Numerator:
Net income attributable to RLJ	$23,689	$21,758
Less: Preferred dividends	(6,279)	—
Less: Dividends paid on unvested restricted shares	(328)	(282)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$17,082	$21,476

Denominator:
Weighted-average number of Common Shares - basic	174,193,671	123,734,173
Unvested restricted shares	75,144	107,227
Weighted-average number of Common Shares - diluted	174,268,815	123,841,400

Net income per share attributable to common shareholders - basic	$0.10	$0.17

Net income per share attributable to common shareholders - diluted	$0.10	$0.17

16.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$401,943	$451,010
Restricted cash reserves	76,380	61,538
Cash, cash equivalents, and restricted cash reserves	$478,323	$512,548

Interest paid	$32,257	$13,280

Income taxes paid	$1,623	$212

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$119,200	$—
Transaction costs	(2,587)	(60)
Operating prorations	(537)	—
Proceeds from the sale of hotel properties, net	$116,076	$(60)

Supplemental non-cash transactions
Accrued capital expenditures	$5,314	$—

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018 (the "Annual Report"), which is accessible on the SEC’s website at www.sec.gov.

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

 Overview

We are a self-advised and self-administered Maryland real estate investment trust ("REIT") that owns primarily premium-branded, high-margin, focused-service and compact full-service hotels. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in markets that we believe exhibit multiple demand generators and attractive long-term growth prospects. We believe premium-branded, focused-service and compact full-service hotels with these characteristics generate high levels of Revenue per Available Room ("RevPAR"), strong operating margins and attractive returns.

Our strategy is to own primarily premium-branded, focused-service and compact full-service hotels. Focused-service and compact full-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets and meeting space, and require fewer employees than traditional full-service hotels. We believe these types of hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve RevPAR levels at or close to those achieved by traditional full-service hotels while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

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

As of March 31, 2018, we owned 156 hotel properties with approximately 30,400 rooms, located in 26 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 152 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 154 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. We lease 155 of the 156 hotel properties to our taxable REIT subsidiaries ("TRS"), of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of March 31, 2018, we owned, through a combination of direct and indirect interests, 99.6% of the units of limited partnership interest in the Operating Partnership ("OP units").

Recent Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. During the three months ended March 31, 2018, the following significant activities took place:

•
In January 2018, we modified our $400.0 million term loan initially due in 2019, our $225.0 million term loan initially due in 2019, and our $150 million term loan due in 2022. We extended the maturity for both the $400.0 million term loan and the $225.0 million term loan to January 2023, and we improved the overall pricing for each of the modified term loans.

•	In February 2018, we sold the Embassy Suites Boston Marlborough in Marlborough, Massachusetts for $23.7 million.

•	In March 2018, we completed the early redemption of the senior secured notes in full for an aggregate principal amount of $524.0 million.

•	In March 2018, we sold the Sheraton Philadelphia Society Hill Hotel in Philadelphia, Pennsylvania for $95.5 million.

•	We declared a cash dividend of $0.4875 on each Series A Preferred Share.

•	We declared a cash dividend of $0.33 per Common Share.

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

We also use non-GAAP measures such as FFO, Adjusted FFO, EBITDA, EBITDAre, and Adjusted EBITDA to evaluate the operating performance of our business. For a more in depth discussion of the non-GAAP measures, please refer to the "Non-GAAP Financial Measures" section.

Critical Accounting Policies

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of our critical accounting policies. As discussed in Note 2 to our accompanying consolidated financial statements, Summary of Significant Accounting Policies, we adopted ASU 2014-09 on January 1, 2018. Other than noted below, there have been no other significant changes to our critical accounting policies since December 31, 2017.

Revenue

Our revenue consists of room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees). A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. Our contracts generally have a single performance obligation, such as renting a hotel room to a customer, or providing food and beverage to a customer, or providing a hotel property-related good or service to a customer. Our performance obligations are generally satisfied at a point in time. We recognize revenue when control of the promised good or service is transferred to the customer, in an amount that reflects the consideration we expect to receive in exchange for the promised good or service. The revenue is recorded net of any sales and occupancy taxes collected from the customer. All rebates or discounts are recorded as a reduction to revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotel properties.

Advance deposits and deferred revenue are recognized on the consolidated balance sheets when cash payments are received prior to the satisfaction of a performance obligation. Advance deposits and deferred revenue consist of amounts that are refundable and non-refundable to the customer. The advance deposits and deferred revenue are recognized as revenue in the consolidated statements of operations and comprehensive income when we satisfy our performance obligation to the customer.

An allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable portfolio and increases to the allowance for doubtful accounts are recorded as bad debt expense. The allowance for doubtful accounts is calculated as a percentage of the aged accounts receivable.

Results of Operations

At March 31, 2018 and 2017, we owned 156 and 122 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three months ended March 31, 2018 and 2017.  The non-comparable hotel properties include 37 hotel properties that were acquired in the Company's merger with FelCor Lodging Trust Incorporated ("FelCor") and three dispositions that were completed between January 1, 2017 and March 31, 2018.

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

	For the three months ended March 31,
	2018	2017	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$357,645	$224,965	$132,680	59.0%
Food and beverage revenue	52,195	26,691	25,504	95.6%
Other revenue	19,753	8,576	11,177	—%
Total revenue	$429,593	$260,232	$169,361	65.1%
Expense
Operating expense
Room expense	$89,969	$51,922	$38,047	73.3%
Food and beverage expense	41,263	19,297	21,966	—%
Management and franchise fee expense	35,676	26,913	8,763	32.6%
Other operating expense	106,123	57,823	48,300	83.5%
Total property operating expense	273,031	155,955	117,076	75.1%
Depreciation and amortization	61,408	38,665	22,743	58.8%
Property tax, insurance and other	34,499	19,158	15,341	80.1%
General and administrative	10,913	9,123	1,790	19.6%
Transaction costs	1,672	625	1,047	—%
Total operating expense	381,523	223,526	157,997	70.7%
Operating income	48,070	36,706	11,363	31.0%
Other income	1,093	140	953	—%
Interest income	1,230	485	745	—%
Interest expense	(28,701)	(14,328)	(14,373)	—%
Gain on extinguishment of indebtedness	7,659	—	7,659	100.0%
Income before equity in loss from unconsolidated joint ventures	29,351	23,003	6,347	27.6%
Equity in loss from unconsolidated joint ventures	(381)	—	(381)	100.0%
Income before income tax expense	28,970	23,003	5,966	25.9%
Income tax expense	(1,342)	(1,166)	(176)	15.1%
Income from operations	27,628	21,837	5,791	26.5%
Loss on sale of hotel properties	(3,734)	(60)	(3,674)	—%
Net income	23,894	21,777	2,117	9.7%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	234	66	168	—%
Noncontrolling interest in the Operating Partnership	(73)	(85)	12	(14.1)%
Preferred distributions - consolidated joint venture	(366)	—	(366)	100.0%
Net income attributable to RLJ	23,689	21,758	1,931	8.9%
Preferred dividends	(6,279)	—	(6,279)	100.0%
Net income attributable to common shareholders	$17,410	$21,758	$(4,348)	(20.0)%

Revenue

Total revenue increased $169.4 million, or 65.1%, to $429.6 million for the three months ended March 31, 2018 from $260.2 million for the three months ended March 31, 2017. The increase was a result of a $132.7 million increase in room revenue, a $25.5 million increase in food and beverage revenue, and an $11.2 million increase in other revenue.

Room Revenue

Room revenue increased $132.7 million, or 59.0%, to $357.6 million for the three months ended March 31, 2018 from $225.0 million for the three months ended March 31, 2017.  The increase was a result of a $134.2 million increase in room revenue attributable to the non-comparable properties, partially offset by a $1.6 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 0.7% decrease in RevPAR, led by RevPAR decreases in our Houston and Louisville markets of 11.1% and 8.7%, respectively, which were partially offset by RevPAR increases in our Chicago and South Florida markets of 11.0% and 6.2%, respectively.

The following are the year-to-date key hotel operating statistics for the comparable properties owned at March 31, 2018 and 2017, respectively:

	For the three months ended March 31,
	2018	2017	% Change
Number of comparable properties (at end of period)	122	122	—
Occupancy	75.0%	74.4%	0.8%
ADR	$164.32	$166.82	(1.5)%
RevPAR	$123.26	$124.12	(0.7)%

Food and Beverage Revenue

Food and beverage revenue increased $25.5 million, or 95.6%, to $52.2 million for the three months ended March 31, 2018 from $26.7 million for the three months ended March 31, 2017. The increase was a result of a $26.6 million increase in food and beverage revenue attributable to the non-comparable properties, partially offset by a $1.1 million decrease in food and beverage revenue attributable to the comparable properties.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees, increased $11.2 million to $19.8 million for the three months ended March 31, 2018 from $8.6 million for the three months ended March 31, 2017.  The increase was due to an $11.1 million increase in other revenue attributable to the non-comparable properties and a $0.1 million increase in other revenue attributable to the comparable properties.

Property Operating Expense

Property operating expense increased $117.1 million, or 75.1%, to $273.0 million for the three months ended March 31, 2018 from $156.0 million for the three months ended March 31, 2017. The increase was due to a $115.3 million increase in property operating expense attributable to the non-comparable properties and a $1.8 million increase in property operating expense attributable to the comparable properties. The increase in property operating expense attributable to the comparable properties was primarily due to higher food and beverage expense and other operating expenses. Food and beverage expense and other operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.

Depreciation and Amortization

Depreciation and amortization expense increased $22.7 million, or 58.8%, to $61.4 million for the three months ended March 31, 2018 from $38.7 million for the three months ended March 31, 2017. The increase was a result of a $23.0 million increase in depreciation and amortization expense attributable to the non-comparable properties, partially offset by a $0.3 million decrease in depreciation and amortization expense attributable to the comparable properties as a result of furniture, fixtures and equipment at certain hotel properties that were fully depreciated in 2017.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $15.3 million, or 80.1%, to $34.5 million for the three months ended March 31, 2018 from $19.2 million for the three months ended March 31, 2017.  The increase was primarily attributable to a $15.3 million increase in property tax, insurance and other expense attributable to the non-comparable properties and a $0.1 million increase in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense increased $1.8 million, or 19.6%, to $10.9 million for the three months ended March 31, 2018 from $9.1 million for the three months ended March 31, 2017.  The increase in general and administrative expense was primarily attributable to a net increase of $1.3 million in other general and administrative costs, including legal fees and other professional fees and costs, and a $0.5 million increase in compensation expense.

Transaction Costs

Transaction costs increased $1.0 million to $1.7 million for the three months ended March 31, 2018 from $0.6 million for the three months ended March 31, 2017. The increase in transaction costs was attributable to approximately $1.3 million in integration costs that were incurred by the Company related to the merger with FelCor.

Interest Expense

The components of our interest expense for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	For the three months ended March 31,
	2018	2017	$ Change	% Change
Senior Notes	$10,587	$—	$10,587	100.0%
Revolver and Term Loans	10,578	9,517	1,061	11.1%
Mortgage loans	6,607	3,968	2,639	66.5%
Amortization of deferred financing costs	929	843	86	10.2%
Total interest expense	$28,701	$14,328	$14,373	100.3%

Interest expense increased $14.4 million to $28.7 million for the three months ended March 31, 2018 from $14.3 million for the three months ended March 31, 2017.  The increase in interest expense was primarily due to assuming the senior secured notes and the senior unsecured notes (collectively the "Senior Notes") and mortgage loans in the merger with FelCor.

Gain on Extinguishment of Indebtedness

During the three months ended March 31, 2018, the Company recognized a gain on extinguishment of indebtedness of approximately $7.7 million, which was due to the early redemption of the senior secured notes in March 2018. The gain on extinguishment of indebtedness excludes $5.1 million related to two hotel properties that were sold during the three months ended March 31, 2018 that is included in loss on sale of hotel properties in the accompanying consolidated statement of operations and comprehensive income.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. The Company's effective tax rates were 5.3% and 5.1% for the three months ended March 31, 2018 and 2017, respectively. Income tax expense increased $0.2 million to $1.3 million for the three months ended March 31, 2018 from $1.2 million for the three months ended March 31, 2017. The increase in income tax expense was primarily due to higher taxable income and revenue during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our performance: (1) FFO, (2) Adjusted FFO, (3) EBITDA, (4) EBITDAre and (5) Adjusted EBITDA. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss as a measure of our operating performance. FFO, Adjusted FFO, EBITDA, EBITDAre, and Adjusted EBITDA, as calculated by us, may not be comparable to FFO, Adjusted FFO, EBITDA, EBITDAre and Adjusted EBITDA as reported by other companies that do not define such terms exactly as we define such terms.

Funds From Operations

We calculate funds from operations ("FFO") in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income or loss, excluding gains or losses from sales of real estate, impairment, the cumulative effect of changes in accounting principles, plus depreciation and amortization, and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations. We believe that the presentation of FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. Additionally, FFO may not be helpful when comparing us to non-REITs. We present FFO attributable to common shareholders, which includes our OP units, because our OP units may be redeemed for common shares. We believe it is meaningful for the investor to understand FFO attributable to all common shares and OP units.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
Net income	$23,894	$21,777
Preferred dividends	(6,279)	—
Preferred distributions - consolidated joint venture	(366)	—
Depreciation and amortization	61,408	38,665
Loss on sale of hotel properties	3,734	60
Noncontrolling interest in consolidated joint ventures	234	66
Adjustments related to consolidated joint ventures (1)	(75)	(33)
Adjustments related to unconsolidated joint ventures (2)	668	—
FFO	83,218	60,535
Transaction costs	1,672	625
Gain on extinguishment of indebtedness	(7,659)	—
Amortization of share-based compensation	2,514	2,334
Non-cash income tax expense	1,103	938
Other expenses (3)	622	—
Adjusted FFO	$81,470	$64,432

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint ventures.

(2)	Includes our ownership interest of the depreciation and amortization expense of the unconsolidated joint ventures.

(3)
Represents income and expenses outside of the normal course of operations, including debt modification costs, hurricane-related costs that are not reimbursed by insurance, and activist shareholder costs.

EBITDA and EBITDAre

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

In addition to EBITDA, we present EBITDAre in accordance with NAREIT guidelines, which defines EBITDAre as net income or loss excluding interest expense, income tax expense, depreciation and amortization expense, gains or losses from sales of real estate, impairment, and adjustments for unconsolidated joint ventures. We believe that the presentation of EBITDAre provides useful information to investors regarding the Company’s operating performance and can facilitate comparisons of operating performance between periods and between REITs.

We also present Adjusted EBITDA, which includes additional adjustments for items such as gains or losses on extinguishment of indebtedness, transaction costs, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA, and EBITDAre, is beneficial to an investor’s understanding of our operating performance. We previously presented Adjusted EBITDA in a similar manner similar, with the exception of the adjustments for noncontrolling interests in consolidated joint ventures, which totaled less than $0.1 million for the three months ended March 31, 2017. The rationale for including 100% of Adjusted EBITDA for consolidated joint ventures with noncontrolling interests is that the full amount of any debt of these consolidated joint ventures is reported in our consolidated balance sheet and metrics using debt to EBITDA provide a better understanding of the Company’s leverage. This is also consistent with NAREIT’s definition of EBITDAre.

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
Net income	$23,894	$21,777
Depreciation and amortization	61,408	38,665
Interest expense, net (1)	27,471	14,317
Income tax expense	1,342	1,166
Adjustments related to unconsolidated joint ventures (2)	795	—
EBITDA	114,910	75,925
Loss on sale of hotel properties	3,734	60
EBITDA re	118,644	75,985
Transaction costs	1,672	625
Gain on extinguishment of indebtedness	(7,659)	—
Amortization of share-based compensation	2,514	2,334
Other expenses (3)	622	—
Adjusted EBITDA	$115,793	$78,944

(1)	Excludes amounts attributable to investment in loans of $0.5 million for the three months ended March 31, 2017.

(2)	Includes our ownership interest of the interest, depreciation, and amortization expense of the unconsolidated joint ventures.

(3)
Represents income and expenses outside of the normal course of operations, including debt modification costs, hurricane-related costs that are not reimbursed by insurance, and activist shareholder costs.

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

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolver, of which $300.0 million was available at March 31, 2018, or proceeds from public offerings of common shares.

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

Sources and Uses of Cash

As of March 31, 2018, we had $478.3 million of cash, cash equivalents and restricted cash reserves as compared to $659.1 million at December 31, 2017.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $51.0 million and $49.9 million for the three months ended March 31, 2018 and 2017, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2018 and 2017.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $77.5 million for the three months ended March 31, 2018 primarily due to $116.1 million of net cash proceeds from the sale of two hotel properties, partially offset by $38.6 million in routine capital improvements and additions to our hotel properties.

The net cash flow used in investing activities totaled $18.6 million for the three months ended March 31, 2017 primarily due to $18.5 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $309.2 million for the three months ended March 31, 2018 primarily due to a payment of $539.0 million to early redeem the senior secured notes, $64.2 million in distributions to shareholders and unitholders, $3.5 million in deferred financing cost payments, and $1.7 million in mortgage loans principal payments. The net cash flow used in financing activities was partially offset by $300.0 million in borrowings on the Revolver.

The net cash flow used in financing activities totaled $42.7 million for the three months ended March 31, 2017 primarily due to $41.3 million in distributions to shareholders and unitholders, $0.9 million in mortgage loans principal payments, and $0.5 million paid to repurchase common shares.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2018, approximately $73.3 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2018, we owned 50% interests in joint ventures that owned two hotel properties. We own more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. The Company also owned 50% interests in joint ventures that owned real estate and a condominium management business that are associated with two of our resort hotel properties. None of our trustees, officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $21.4 million of non-recourse mortgage debt, of which our pro rata portion was $10.7 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity's obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2018, we had approximately $1.9 billion of total variable rate debt outstanding (or 74.8% of total indebtedness) with a weighted-average interest rate of 3.48% per annum. After taking into consideration the effect of interest rate swaps, $577.0 million (or 22.3% of total indebtedness) was subject to variable rates. If market interest rates on our variable rate debt outstanding as of March 31, 2018 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $5.8 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2018, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt (1)	$2,391	$3,765	$3,936	$4,166	$164,308	$475,000	$653,566
Weighted-average interest rate	5.00%	5.00%	5.00%	5.00%	5.00%	6.00%	5.73%
Variable rate debt (1)	$237,250	$140,250	$300,000	$485,000	$150,000	$625,000	$1,937,500
Weighted-average interest rate (2)	4.36%	4.04%	3.38%	3.20%	3.43%	3.25%	3.48%
Total (3)	$239,641	$144,015	$303,936	$489,166	$314,308	$1,100,000	$2,591,066

(1)	Excludes $7.1 million and $0.8 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.

(2)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

(3)	Excludes a total of $38.5 million related to fair value adjustments on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of March 31, 2018, the estimated fair value of our fixed rate debt was $0.7 billion, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $35.6 million.

Item 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.

The nature of the operations of our hotels exposes our hotel properties, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2018 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

During the three months ended March 31, 2018, certain of the Company's employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2015 Plan.

The following table summarizes all of the share repurchases during the three months ended March 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2018 through January 31, 2018	3,453	$23.20	—	8,604,348
February 1, 2018 through February 28, 2018	17,578	$21.75	—	10,042,025
March 1, 2018 through March 31, 2018	—	$—	—	10,233,154
Total	21,031		—

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
10.1
Second Amendment to Second Amended and Restated Credit Agreement, dated January 25, 2018, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 31, 2018)

10.2
Sixth Amendment to Term Loan Agreement, dated January 25, 2018, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 31, 2018)

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

RLJ LODGING TRUST

Dated: May 10, 2018	/s/ ROSS H. BIERKAN
Ross H. Bierkan
President, Chief Executive Officer, Chief Investment Officer and Trustee

Dated: May 10, 2018	/s/ LESLIE D. HALE
Leslie D. Hale
Chief Operating Officer, Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

Dated: May 10, 2018	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)