Form 10-Q
period 2018-06-30
RLJ Lodging Trust
filed 2018-08-09
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
As of August 1, 2018, 175,307,476 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Investment in hotel properties, net	$5,534,069	$5,791,925
Investment in unconsolidated joint ventures	23,488	23,885
Cash and cash equivalents	382,455	586,470
Restricted cash reserves	78,222	72,606
Hotel and other receivables, net of allowance of $649 and $510, respectively	73,617	60,011
Deferred income tax asset, net	55,632	56,761
Intangible assets, net	125,453	133,211
Prepaid expense and other assets	74,870	69,936
Assets of hotel properties held for sale, net	99,415	—
Total assets	$6,447,221	$6,794,805
Liabilities and Equity
Debt, net	$2,569,066	$2,880,488
Accounts payable and other liabilities	208,336	225,664
Deferred income tax liability	5,547	5,547
Advance deposits and deferred revenue	31,725	30,463
Accrued interest	8,126	17,081
Distributions payable	65,852	65,284
Total liabilities	2,888,652	3,224,527
Commitments and Contingencies (Note 12)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at June 30, 2018 and December 31, 2017	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 175,278,298 and 174,869,046 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,753	1,749
Additional paid-in capital	3,213,049	3,208,002
Accumulated other comprehensive income	33,639	8,846
Distributions in excess of net earnings	(123,808)	(82,566)
Total shareholders’ equity	3,491,569	3,502,967
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	11,595	11,700
Noncontrolling interest in the Operating Partnership	10,975	11,181
Total noncontrolling interest	22,570	22,881
Preferred equity in a consolidated joint venture, liquidation value of $45,487 and $45,430 at June 30, 2018 and December 31, 2017, respectively	44,430	44,430
Total equity	3,558,569	3,570,278
Total liabilities and equity	$6,447,221	$6,794,805

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenue
Operating revenue
Room revenue	$403,232	$253,739	$760,877	$478,704
Food and beverage revenue	58,444	29,121	110,639	55,812
Other revenue	23,015	9,424	42,769	18,000
Total revenue	$484,691	$292,284	$914,285	$552,516
Expense
Operating expense
Room expense	$94,459	$55,221	$184,428	$107,143
Food and beverage expense	42,406	20,101	83,669	39,398
Management and franchise fee expense	37,252	29,626	72,928	56,539
Other operating expense	108,556	59,058	214,679	116,880
Total property operating expense	282,673	164,006	555,704	319,960
Depreciation and amortization	61,648	38,240	123,056	76,905
Property tax, insurance and other	35,537	18,152	70,036	37,310
General and administrative	15,523	10,129	26,436	19,252
Transaction costs	247	3,691	1,920	4,316
Total operating expense	395,628	234,218	777,152	457,743
Operating income	89,063	58,066	137,133	94,773
Other income	565	73	1,657	214
Interest income	960	664	2,190	1,149
Interest expense	(25,443)	(14,548)	(54,144)	(28,877)
Gain on extinguishment of indebtedness	7	—	7,666	—
Income before equity in income from unconsolidated joint ventures	65,152	44,255	94,502	67,259
Equity in income from unconsolidated joint ventures	799	—	418	—
Income before income tax expense	65,951	44,255	94,920	67,259
Income tax expense	(2,354)	(1,821)	(3,696)	(2,987)
Income from operations	63,597	42,434	91,224	64,272
Gain (loss) on sale of hotel properties	796	30	(2,938)	(30)
Net income	64,393	42,464	88,286	64,242
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(55)	(29)	179	37
Noncontrolling interest in the Operating Partnership	(254)	(189)	(327)	(275)
Preferred distributions - consolidated joint venture	(370)	—	(735)	—
Net income attributable to RLJ	63,714	42,246	87,403	64,004
Preferred dividends	(6,279)	—	(12,557)	—
Net income attributable to common shareholders	$57,435	$42,246	$74,846	$64,004

Basic per common share data:
Net income per share attributable to common shareholders	$0.33	$0.34	$0.43	$0.51
Weighted-average number of common shares	174,238,854	123,785,735	174,216,387	123,760,096

Diluted per common share data:
Net income per share attributable to common shareholders	$0.33	$0.34	$0.43	$0.51
Weighted-average number of common shares	174,364,547	123,871,762	174,316,348	123,856,388

Dividends declared per common share	$0.33	$0.33	$0.66	$0.66

Comprehensive income:
Net income	$64,393	$42,464	$88,286	$64,242
Unrealized gain (loss) on interest rate derivatives	6,936	(1,715)	24,793	3,833
Comprehensive income	71,329	40,749	113,079	68,075
Comprehensive (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(55)	(29)	179	37
Noncontrolling interest in the Operating Partnership	(254)	(189)	(327)	(275)
Preferred distributions - consolidated joint venture	(370)	—	(735)	—
Comprehensive income attributable to RLJ	$70,650	$40,531	$112,196	$67,837

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2017	12,879,475	$366,936	174,869,046	$1,749	$3,208,002	$(82,566)	$8,846	$11,181	$11,700	$44,430	$3,570,278
Net income (loss)	—	—	—	—	—	87,403	—	327	(179)	735	88,286
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	24,793	—	—	—	24,793
Contributions from joint venture partners	—	—	—	—	—	—	—	—	74	—	74
Issuance of restricted stock	—	—	458,207	5	(5)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	6,050	—	—	—	—	—	6,050
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(45,472)	(1)	(998)	—	—	—	—	—	(999)
Forfeiture of restricted stock	—	—	(3,483)	—	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(12,557)	—	—	—	—	(12,557)
Distributions on common shares and units	—	—	—	—	—	(116,088)	—	(533)	—	—	(116,621)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(735)	(735)
Balance at June 30, 2018	12,879,475	$366,936	175,278,298	$1,753	$3,213,049	$(123,808)	$33,639	$10,975	$11,595	$44,430	$3,558,569

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity					Noncontrolling Interest
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Venture	Total Equity
Balance at December 31, 2016	124,364,178	$1,244	$2,187,333	$38,249	$(4,902)	$7,380	$5,973	$2,235,277
Net income (loss)	—	—	—	64,004	—	275	(37)	64,242
Unrealized gain on interest rate derivatives	—	—	—	—	3,833	—	—	3,833
Issuance of restricted stock	333,836	3	(3)	—	—	—	—	—
Amortization of share-based compensation	—	—	5,469	—	—	—	—	5,469
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(53,284)	(1)	(1,138)	—	—	—	—	(1,139)
Forfeiture of restricted stock	(4,791)	—	—	—	—	—	—	—
Distributions on common shares and units	—	—	—	(82,579)	—	(369)	—	(82,948)
Balance at June 30, 2017	124,639,939	$1,246	$2,191,661	$19,674	$(1,069)	$7,286	$5,936	$2,224,734

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$88,286	$64,242
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on sale of hotel properties	2,938	30
Gain on extinguishment of indebtedness	(7,666)	—
Depreciation and amortization	123,056	76,905
Amortization of deferred financing costs	1,808	1,704
Other amortization	(1,857)	375
Equity in income from unconsolidated joint ventures	(418)	—
Distributions of income from unconsolidated joint ventures	814	—
Accretion of interest income on investment in loan	—	(460)
Amortization of share-based compensation	5,686	5,469
Deferred income taxes	2,929	2,261
Changes in assets and liabilities:
Hotel and other receivables, net	(13,606)	(8,390)
Prepaid expense and other assets	16,884	(1,466)
Accounts payable and other liabilities	(15,385)	1,852
Advance deposits and deferred revenue	1,262	(1,483)
Accrued interest	(8,955)	474
Net cash flow provided by operating activities	195,776	141,513
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	117,117	(30)
Improvements and additions to hotel properties	(85,045)	(39,186)
Additions to property and equipment	(30)	(64)
Net cash flow provided by (used in) investing activities	32,042	(39,280)
Cash flows from financing activities
Borrowings under Revolver	300,000	—
Repayments under Revolver	(50,000)	—
Redemption of senior notes	(539,021)	—
Payments of mortgage loans principal	(3,312)	(1,801)
Repurchase of common shares to satisfy employee withholding requirements	(998)	(1,139)
Distributions on preferred shares	(12,557)	—
Distributions on common shares	(115,525)	(82,161)
Distributions on Operating Partnership units	(524)	(360)
Payments of deferred financing costs	(3,615)	(74)
Preferred distributions - consolidated joint venture	(739)	—
Contributions from joint venture partners	74	—
Net cash flow used in financing activities	(426,217)	(85,535)
Net change in cash, cash equivalents, and restricted cash reserves	(198,399)	16,698
Cash, cash equivalents, and restricted cash reserves, beginning of year	659,076	523,878
Cash, cash equivalents, and restricted cash reserves, end of period	$460,677	$540,576

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2018, there were 176,052,200 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.6% of the outstanding OP units.

As of June 30, 2018, the Company owned 156 hotel properties with approximately 30,400 rooms, located in 26 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 152 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 154 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 155 of the 156 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

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

In accordance with the guidance on impairment or disposal of long-lived assets, the Company does not consider the "held for sale" classification on the consolidated balance sheet until it is probable that the sale will be completed within one year and the other requisite criteria for such classification have been met. The Company does not depreciate assets so long as they are classified as held for sale. Upon designation as held for sale and quarterly thereafter, the Company reviews the realizability of the carrying value, less costs to sell, in accordance with the guidance. Any such adjustment to the carrying value is recorded as an impairment loss.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance amends the hedge accounting recognition and presentation requirements in ASC 815. The guidance is meant to simplify the application of hedge accounting and better align the financial reporting for hedging activities with the entity's economic and risk management activities. Under the new guidance, all changes in the fair value of highly effective cash flow hedges will be recorded in other comprehensive income and they will be reclassified to earnings when the hedged item impacts earnings. The guidance is effective for annual reporting periods beginning after December 15, 2018, and the interim periods within those annual periods, with early adoption permitted. The Company will adopt this new standard on January 1, 2019. Based on the Company's assessment, the adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

The Company accounted for the Mergers under the acquisition method of accounting in ASC 805, Business Combinations. As a result of the Mergers, the Company acquired an ownership interest in the following 37 hotel properties:

Hotel Property Name	Location	Ownership Interest	Management Company	Rooms
DoubleTree Suites by Hilton Austin	Austin, TX	100%	Hilton	188
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	Orlando, FL	100%	Hilton	229
Embassy Suites Atlanta - Buckhead	Atlanta, GA	100%	Hilton	316
Embassy Suites Birmingham	Birmingham, AL	100%	Hilton	242
Embassy Suites Boston Marlborough (1)	Marlborough, MA	100%	Hilton	229
Embassy Suites Dallas - Love Field	Dallas, TX	100%	Aimbridge Hospitality	248
Embassy Suites Deerfield Beach - Resort & Spa	Deerfield Beach, FL	100%	Hilton	244
Embassy Suites Fort Lauderdale 17th Street	Fort Lauderdale, FL	100%	Hilton	361
Embassy Suites Los Angeles - International Airport South	El Segundo, CA	100%	Hilton	349
Embassy Suites Mandalay Beach - Hotel & Resort	Oxnard, CA	100%	Hilton	250
Embassy Suites Miami - International Airport	Miami, FL	100%	Hilton	318
Embassy Suites Milpitas Silicon Valley	Milpitas, CA	100%	Hilton	266
Embassy Suites Minneapolis - Airport	Bloomington, MN	100%	Hilton	310
Embassy Suites Myrtle Beach - Oceanfront Resort	Myrtle Beach, SC	100%	Hilton	255
Embassy Suites Napa Valley (2)	Napa, CA	100%	Hilton	205
Embassy Suites Orlando - International Drive South/Convention Center	Orlando, FL	100%	Hilton	244
Embassy Suites Phoenix - Biltmore	Phoenix, AZ	100%	Hilton	232
Embassy Suites San Francisco Airport - South San Francisco	San Francisco, CA	100%	Hilton	312
Embassy Suites San Francisco Airport - Waterfront	Burlingame, CA	100%	Hilton	340
Embassy Suites Secaucus - Meadowlands (3)	Secaucus, NJ	50%	Hilton	261
Hilton Myrtle Beach Resort	Myrtle Beach, SC	100%	Hilton	385
Holiday Inn San Francisco - Fisherman's Wharf	San Francisco, CA	100%	InterContinental Hotels	585
San Francisco Marriott Union Square	San Francisco, CA	100%	Marriott	400
Sheraton Burlington Hotel & Conference Center (4)	Burlington, VT	100%	Marriott	309
Sheraton Philadelphia Society Hill Hotel (5)	Philadelphia, PA	100%	Marriott	364
The Fairmont Copley Plaza (6)	Boston, MA	100%	FRHI Hotels & Resorts	383
The Knickerbocker New York	New York, NY	95%	Highgate Hotels	330
The Mills House Wyndham Grand Hotel	Charleston, SC	100%	Wyndham	216
The Vinoy Renaissance St. Petersburg Resort & Golf Club	St. Petersburg, FL	100%	Marriott	361
Wyndham Boston Beacon Hill	Boston, MA	100%	Wyndham	304
Wyndham Houston - Medical Center Hotel & Suites	Houston, TX	100%	Wyndham	287
Wyndham New Orleans - French Quarter	New Orleans, LA	100%	Wyndham	374
Wyndham Philadelphia Historic District	Philadelphia, PA	100%	Wyndham	364
Wyndham Pittsburgh University Center	Pittsburgh, PA	100%	Wyndham	251
Wyndham San Diego Bayside	San Diego, CA	100%	Wyndham	600
Wyndham Santa Monica At The Pier	Santa Monica, CA	100%	Wyndham	132
Chateau LeMoyne - French Quarter, New Orleans (7)	New Orleans, LA	50%	InterContinental Hotels	171
				11,215

(1)	In February 2018, the Company sold this hotel property for a sale price of $23.7 million.

(2)	In July 2018, the Company sold this hotel property.

(3)
The Company owns an indirect 50% ownership interest in the real estate at this hotel property and records the real estate interests using the equity method of accounting. The Company leases the hotel property to its TRS, of which the Company owns a controlling financial interest in the operating lessee, so the Company consolidates its ownership interest in the leased hotel.

(4)	In December 2017, this hotel property was converted to the DoubleTree by Hilton Burlington Vermont.

(5)	In March 2018, the Company sold this hotel property for a sale price of $95.5 million.

(6)	In December 2017, the Company sold this hotel property for a sale price of $170.0 million.

(7)
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

The following table presents the costs that were incurred in connection with the Mergers (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Transaction costs	$(476)	$3,627	$(613)	$4,247
Integration costs	305	—	1,725	—
	$(171)	$3,627	$1,112	$4,247

The transaction costs primarily related to transfer taxes (refund of transfer taxes) and financial advisory, legal, and other professional service fees in connection with the Mergers. The integration costs primarily related to professional fees and employee-related costs, including compensation for transition employees. The merger-related costs noted above were expensed to transaction costs in the accompanying consolidated statements of operations and comprehensive income.

4.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Land and improvements	$1,232,308	$1,275,030
Buildings and improvements	4,756,592	4,890,266
Furniture, fixtures and equipment	780,635	756,546
	6,769,535	6,921,842
Accumulated depreciation	(1,235,466)	(1,129,917)
Investment in hotel properties, net	$5,534,069	$5,791,925

For the three and six months ended June 30, 2018, the Company recognized depreciation expense related to its investment in hotel properties of approximately $59.0 million and $117.9 million, respectively. For the three and six months ended June 30, 2017, the Company recognized depreciation expense related to its investment in hotel properties of approximately $38.2 million and $76.8 million, respectively.

Held for Sale

In May 2018, the Company entered into a purchase and sale agreement to sell the Embassy Suites Napa Valley. At June 30, 2018, this hotel property has been included in assets of hotel properties held for sale, net in the accompanying consolidated balance sheet. The transaction closed on July 13, 2018.

In May 2018, the Company entered into a purchase and sale agreement to sell the DoubleTree Hotel Columbia. At June 30, 2018, this hotel property has been included in assets of hotel properties held for sale, net in the accompanying consolidated balance sheet. The transaction closed on August 7, 2018.

The following table is a summary of the major classes of assets held for sale (in thousands):

June 30, 2018
Land and improvements	$24,675
Buildings and improvements	72,717
Furniture, fixtures and equipment	1,978
Total investment in hotel properties, net	99,370
Intangible assets	45
Total assets of hotel properties held for sale, net	$99,415

5.              Investment in Unconsolidated Joint Ventures

As of June 30, 2018 and December 31, 2017, the Company owned 50% interests in joint ventures that owned two hotel properties. The Company also owned 50% interests in joint ventures that owned real estate and a condominium management business that are associated with two of our resort hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income (loss) from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of June 30, 2018 and December 31, 2017, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	June 30, 2018	December 31, 2017
Equity basis of the joint venture investments	$591	$253
Cost of the joint venture investments in excess of the joint venture book value	22,897	23,632
Investment in unconsolidated joint ventures	$23,488	$23,885

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

	For the three months ended June 30, 2018	For the six months ended June 30, 2018
Unconsolidated joint ventures net income attributable to the Company	$1,166	$1,152
Depreciation of cost in excess of book value	(367)	(734)
Equity in income from unconsolidated joint ventures	$799	$418

6.            Sale of Hotel Properties

During the six months ended June 30, 2018, the Company sold two hotel properties for a total sale price of approximately $119.2 million. In conjunction with these transactions, the Company recorded a $3.8 million loss on sale, which is included in loss on sale of hotel properties in the accompanying consolidated statement of operations and comprehensive income. The loss on sale is presented net of a gain on extinguishment of indebtedness of $5.1 million associated with the two hotel properties.

The following table discloses the hotel properties that were sold during the six months ended June 30, 2018:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Boston Marlborough	Marlborough, MA	February 21, 2018	229
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	March 27, 2018	364
		Total	593

During the year ended December 31, 2016, the Company sold two hotel properties and deferred a gain of $15.0 million related to the Company's maximum exposure to loss with respect to certain post-closing obligations. During the three and six months ended June 30, 2018, the Company satisfied certain post-closing obligations and recognized an additional $0.8 million gain on sale, which is included in gain (loss) on sale of hotel properties in the accompanying consolidated statements of operations and comprehensive income. The Company has satisfied all post-closing obligations with respect to the sale of the two hotel properties.

On July 13, 2018, the Company sold the Embassy Suites Napa Valley.

On August 7, 2018, the Company sold the DoubleTree Hotel Columbia.

During the six months ended June 30, 2017, the Company did not sell any hotel properties.

7.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended June 30, 2018				For the three months ended June 30, 2017
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$62,658	$5,521	$2,144	$70,323	$24,195	$1,078	$570	$25,843
New York City	36,038	4,843	1,029	41,910	22,304	1,331	560	24,195
Southern California	33,605	4,228	2,149	39,982	13,972	1,265	483	15,720
South Florida	31,483	5,255	1,868	38,606	19,251	3,293	1,087	23,631
Austin	22,895	2,481	919	26,295	20,498	2,212	652	23,362
Chicago	21,573	3,506	519	25,598	21,239	3,811	438	25,488
Washington, DC	21,198	908	648	22,754	20,703	912	643	22,258
Denver	19,142	3,198	371	22,711	19,818	3,408	390	23,616
Houston	16,847	969	1,121	18,937	12,456	717	742	13,915
Louisville	12,339	3,997	583	16,919	14,322	4,073	760	19,155
Other	125,454	23,538	11,664	160,656	64,981	7,021	3,099	75,101
Total	$403,232	$58,444	$23,015	$484,691	$253,739	$29,121	$9,424	$292,284

	For the six months ended June 30, 2018				For the six months ended June 30, 2017
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$116,927	$10,881	$3,881	$131,689	$46,290	$2,318	$1,103	$49,711
South Florida	78,263	10,987	3,697	92,947	46,747	6,905	2,305	55,957
Southern California	64,018	8,356	4,075	76,449	27,059	2,361	910	30,330
New York City	58,678	7,629	1,943	68,250	35,703	2,195	1,171	39,069
Austin	46,569	4,978	1,831	53,378	42,113	4,620	1,252	47,985
Chicago	34,516	6,438	893	41,847	32,898	6,695	809	40,402
Denver	33,790	6,237	603	40,630	34,605	6,415	681	41,701
Washington, DC	36,007	1,560	1,171	38,738	36,154	1,595	1,156	38,905
Houston	33,427	1,950	2,050	37,427	27,790	1,464	1,456	30,710
Louisville	20,597	7,100	1,056	28,753	23,368	7,763	1,290	32,421
Other	238,085	44,523	21,569	304,177	125,977	13,481	5,867	145,325
Total	$760,877	$110,639	$42,769	$914,285	$478,704	$55,812	$18,000	$552,516

8.              Debt

The Company's debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Senior Notes	$507,685	$1,062,716
Revolver and Term Loans, net	1,418,282	1,170,954
Mortgage loans, net	643,099	646,818
Debt, net	$2,569,066	$2,880,488

Senior Notes

The Company's senior secured notes and the senior unsecured notes are collectively the "Senior Notes". The Company's Senior Notes consisted of the following (in thousands):

				Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date	June 30, 2018	December 31, 2017
Senior secured notes (1) (2) (3)	9	5.63%	—	$—	$552,669
Senior unsecured notes (1) (2) (4)	—	6.00%	June 2025	507,685	510,047
Total Senior Notes				$507,685	$1,062,716

(1)	Requires payments of interest only through maturity.

(2)
The senior secured notes include $28.7 million at December 31, 2017, and the senior unsecured notes include $32.7 million and $35.1 million at June 30, 2018 and December 31, 2017, respectively, related to fair value adjustments on the Senior Notes that were assumed in the Mergers.

(3)
On March 9, 2018 (the "Redemption Date"), the Company completed the early redemption of the senior secured notes in full for an aggregate amount of approximately $539.0 million, which included the redemption price of 102.813% for the outstanding principal amount. The Company recognized a gain of approximately $7.7 million on the early redemption, which is included in gain on extinguishment of indebtedness in the accompanying consolidated statements of operations and comprehensive income. The gain on extinguishment of indebtedness excludes $5.1 million related to two hotel properties that were sold during the six months ended June 30, 2018 that is included in loss on sale of hotel properties in the accompanying consolidated statement of operations and comprehensive income.

(4)	The Company has the option to redeem the senior unsecured notes beginning June 1, 2020 at a premium of 103.0%.

The Senior Notes are subject to customary financial covenants. As of June 30, 2018 and December 31, 2017, the Company was in compliance with all financial covenants.

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

The $400 Million Term Loan Maturing 2021, the $150 Million Term Loan Maturing 2022, the $400 Million Term Loan Maturing 2023, and the $225 Million Term Loan Maturing 2023 are collectively the "Term Loans". The Revolver and Term

Loans are subject to customary financial covenants. As of June 30, 2018 and December 31, 2017, the Company was in compliance with all financial covenants.

The Company's unsecured credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at June 30, 2018 (1)	Maturity Date	June 30, 2018	December 31, 2017
Revolver (2)	3.59%	April 2020	$250,000	$—
$400 Million Term Loan Maturing 2021	3.06%	April 2021	400,000	400,000
$150 Million Term Loan Maturing 2022	3.08%	January 2022	150,000	150,000
$400 Million Term Loan Maturing 2023	3.17%	January 2023	400,000	400,000
$225 Million Term Loan Maturing 2023	3.44%	January 2023	225,000	225,000
			1,425,000	1,175,000
Deferred financing costs, net (3)			(6,718)	(4,046)
Total Revolver and Term Loans, net			$1,418,282	$1,170,954

(1)	Interest rate at June 30, 2018 gives effect to interest rate hedges.

(2)
At June 30, 2018 and December 31, 2017, there was $350.0 million and $600.0 million, respectively, of borrowing capacity on the Revolver. The Company has the ability to further increase the borrowing capacity to $750.0 million, subject to certain lender requirements.

(3)
Excludes $2.0 million and $2.6 million as of June 30, 2018 and December 31, 2017, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Principal balance at
Lender	Number of Assets Encumbered	Interest Rate at June 30, 2018 (1)	Maturity Date		June 30, 2018	December 31, 2017
Wells Fargo (2)	4	4.07%	October 2018	(4)	$150,000	$150,000
Wells Fargo (5)	4	4.04%	March 2019	(3)	141,750	143,250
PNC Bank (2) (6)	5	4.19%	March 2021	(7)	85,000	85,000
Wells Fargo (8)	1	5.25%	June 2022		32,471	32,882
PNC Bank/Wells Fargo (9)	4	4.95%	October 2022		119,378	120,893
Prudential (10)	1	4.94%	October 2022		29,944	30,323
Scotiabank (2) (11)	1	LIBOR + 3.00%	November 2018		85,183	85,404
	20				643,726	647,752
Deferred financing costs, net					(627)	(934)
Total mortgage loans, net					$643,099	$646,818

(1)	Interest rate at June 30, 2018 gives effect to interest rate hedges.

(2)	Requires payments of interest only through maturity.

(3)
In March 2018, the Company extended the maturity date for a one-year term. The maturity date may be extended for three additional one-year terms at the Company’s option, subject to certain lender requirements.

(4)	The maturity date may be extended for three one-year terms at the Company's option, subject to certain lender requirements.

(5)	Two of the four hotels encumbered by the Wells Fargo loan are cross-collateralized.

(6)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(7)	The maturity date may be extended for two one-year terms at the Company’s option, subject to certain lender requirements.

(8)	Includes $0.7 million and $0.8 million at June 30, 2018 and December 31, 2017, respectively, related to a fair value adjustment on mortgage debt assumed in conjunction with an acquisition.

(9)	Includes $2.7 million and $3.0 million at June 30, 2018 and December 31, 2017, respectively, related to fair value adjustments on the mortgage loans that were assumed in the Mergers.

(10)	Includes $0.7 million and $0.7 million at June 30, 2018 and December 31, 2017, respectively, related to a fair value adjustment on the mortgage loan that was assumed in the Mergers.

(11)	Includes $0.2 million and $0.4 million at June 30, 2018 and December 31, 2017, respectively, related to a fair value adjustment on the mortgage loan that was assumed in the Mergers.

Certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with all financial covenants at June 30, 2018 and December 31, 2017.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Senior Notes	$5,944	$—	$16,531	$—
Revolver and Term Loans	11,809	9,629	22,387	19,147
Mortgage loans	6,810	4,058	13,418	8,026
Amortization of deferred financing costs	880	861	1,808	1,704
Total interest expense	$25,443	$14,548	$54,144	$28,877

9.              Derivatives and Hedging

The Company's interest rate swaps consisted of the following (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Swap-cash flow	1.56%	March 2018	$—	$175,000	$—	$(38)
Swap-cash flow	1.64%	March 2018	—	175,000	—	(71)
Swap-cash flow	1.83%	September 2018	15,593	15,758	10	(23)
Swap-cash flow	1.75%	September 2018	15,593	15,758	15	(14)
Swap-cash flow	1.83%	September 2018	38,273	38,678	28	(57)
Swap-cash flow	1.75%	September 2018	39,217	39,632	38	(35)
Swap-cash flow	1.83%	September 2018	17,010	17,190	13	(25)
Swap-cash flow	1.75%	September 2018	16,065	16,235	15	(14)
Swap-cash flow	2.02%	March 2019	125,000	125,000	232	(383)
Swap-cash flow	1.94%	March 2019	100,000	100,000	242	(213)
Swap-cash flow	1.27%	March 2019	125,000	125,000	1,009	836
Swap-cash flow	1.96%	March 2019	100,000	100,000	251	(230)
Swap-cash flow	1.85%	March 2019	50,000	50,000	171	(43)
Swap-cash flow	1.81%	March 2019	50,000	50,000	186	(19)
Swap-cash flow	1.74%	March 2019	25,000	25,000	107	13
Swap-cash flow (1)	1.80%	September 2020	33,000	33,000	517	202
Swap-cash flow (1)	1.80%	September 2020	82,000	82,000	1,284	502
Swap-cash flow (1)	1.80%	September 2020	35,000	35,000	548	214
Swap-cash flow	1.81%	October 2020	143,000	143,000	2,684	803
Swap-cash flow	1.15%	April 2021	100,000	100,000	4,235	2,880
Swap-cash flow	1.20%	April 2021	100,000	100,000	4,094	2,726
Swap-cash flow	2.15%	April 2021	75,000	75,000	1,048	(144)
Swap-cash flow	1.91%	April 2021	75,000	75,000	1,565	415
Swap-cash flow	1.61%	June 2021	50,000	50,000	1,570	769
Swap-cash flow	1.56%	June 2021	50,000	50,000	1,656	869
Swap-cash flow	1.71%	June 2021	50,000	50,000	1,424	598
Swap-cash flow (2)	2.29%	December 2022	200,000	200,000	3,735	(413)
Swap-cash flow (2)	2.29%	December 2022	125,000	125,000	2,354	(259)
Swap-cash flow (2)	2.38%	December 2022	200,000	—	3,066	—
Swap-cash flow (2)	2.38%	December 2022	100,000	—	1,542	—
			$2,134,751	$2,186,251	$33,639	$8,846

(1)	Effective between the maturity of the existing swaps in September 2018 and September 2020.

(2)	Effective between the maturity of the existing swaps in March 2019 and December 2022.

 As of June 30, 2018 and December 31, 2017, the aggregate fair value of the interest rate swap assets of $33.6 million and $10.8 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2017, the aggregate fair value of the interest rate swap liabilities of $2.0 million was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of June 30, 2018 and December 31, 2017, there was approximately $33.6 million and $8.8 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the three and six month periods ended June 30, 2018 and 2017. For the three and six months ended June 30, 2018, approximately $0.7 million and $0.3 million, respectively, of the amounts included in accumulated other comprehensive income were reclassified into interest expense. For the three and six months ended June 30, 2017, approximately $2.0 million and $4.9 million, respectively, of the amounts included in accumulated other comprehensive loss were reclassified into interest expense. Approximately $8.0 million of the unrealized gains included in accumulated other comprehensive income at June 30, 2018 is expected to be reclassified into interest expense within the next 12 months.

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

•
Debt — The Company estimated the fair value of the Senior Notes by using publicly available trading prices, market interest rates, and spreads for the Senior Notes, which are Level 2 and Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the Revolver and Term Loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms, which are Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy.

The fair value of the Company's debt was as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$507,685	$492,162	$1,062,716	$1,038,892
Revolver and Term Loans, net	1,418,282	1,425,000	1,170,954	1,179,052
Mortgage loans, net	643,099	642,570	646,818	643,078
Debt, net	$2,569,066	$2,559,732	$2,880,488	$2,861,022

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 (in thousands):

	Fair Value at June 30, 2018
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$33,639	$—	$33,639
Interest rate swap liability	—	—	—	—
Total	$—	$33,639	$—	$33,639

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$10,827	$—	$10,827
Interest rate swap liability	—	(1,981)	—	(1,981)
Total	$—	$8,846	$—	$8,846

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

11.              Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 2011.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to shareholders.  The Company’s intention is to adhere to the REIT qualification requirements and to maintain its qualification for taxation as a REIT.  As a REIT, the Company is generally not subject to federal corporate income tax on the portion of taxable income that is distributed to shareholders.  If the Company fails to qualify for taxation as a REIT in any taxable year, the Company will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and it may not be able to qualify as a REIT for four subsequent taxable years. As a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on undistributed taxable income. The Company’s TRSs will generally be subject to U.S. federal, state, and local income taxes at the applicable rates.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Reform Act"). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing limitations on net operating loss carryovers, and allowing dividend income from a REIT to be eligible for a 20% qualified business income deduction. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. During the six months ended June 30, 2018, the Company did not make any adjustments to the provisional amounts that were recorded during the year ended December 31, 2017.

The Company had no accruals for tax uncertainties as of June 30, 2018 and December 31, 2017.

12.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of June 30, 2018 and December 31, 2017, approximately $78.2 million and $72.6 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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

Based on the current assessment of the claim, the resolution of this matter may not occur until 2022. As of June 30, 2018, the Company maintained an accrual of approximately $4.8 million for the future quarterly payments to the pension trust fund, which is included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

The Company plans to vigorously defend the underlying claims and, if appropriate, IHG’s demand for indemnification.

Management Agreements

As of June 30, 2018, 155 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years. This number includes 44 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, Wyndham, and other hotel brands. Each management company receives a base management fee generally between 3.0% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally between 2.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2018, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $15.1 million and $31.0 million, respectively. For the three and six months ended June 30, 2017, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $11.1 million and $21.6 million, respectively.

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100.0 million limit over the term and an annual $21.5 million limit. For the three and six months ended June 30, 2018, the Company recorded $2.4 million and $4.3 million, respectively, for the pro-rata portion of the projected aggregate full-year guaranties. The Company recognized this amount as a reduction of Wyndham's contractual management and other fees.

Franchise Agreements

As of June 30, 2018, 110 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes 44 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, Wyndham, and other hotel brands. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of generally 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2018, the Company incurred franchise fee expense of approximately $22.2 million and $41.9 million, respectively. For the three and six months ended June 30, 2017, the Company incurred franchise fee expense of approximately $18.5 million and $35.0 million, respectively.

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

During the six months ended June 30, 2018 and 2017, the Company did not repurchase and retire any of its Common Shares under the share repurchase program. As of June 30, 2018, the share repurchase program had a remaining capacity of $198.9 million.

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

A summary of the unvested restricted shares as of June 30, 2018 is as follows:

	2018
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	700,325	$22.88
Granted	458,207	21.12
Vested	(138,803)	23.58
Forfeited	(3,483)	23.03
Unvested at June 30,	1,016,246	$21.99

For the three and six months ended June 30, 2018, the Company recognized approximately $2.3 million and $4.4 million, respectively, of share-based compensation expense related to restricted share awards. For the three and six months ended June 30, 2017, the Company recognized approximately $2.7 million and $4.7 million, respectively, of share-based compensation expense related to restricted share awards. As of June 30, 2018, there was $19.2 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.7 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the six months ended June 30, 2018 and 2017 was approximately $3.0 million and $3.2 million, respectively.

Performance Units

In February 2017, the Company awarded 259,000 performance units with a grant date fair value of $14.93 per unit to certain employees. The performance units vest over a four-year period, including three years of performance-based vesting plus an additional one year of time-based vesting.

In February 2018, the Company awarded 264,000 performance units with a grant date fair value of $13.99 per unit to certain employees. The performance units vest over a four-year period, including three years of performance-based vesting (the "2018 performance units measurement period") plus an additional one year of time-based vesting. These performance units may convert into restricted shares at a range of 25% to 150% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return and a relative total shareholder return over the measurement period at specified percentiles of the peer group, as defined by the award. If at the end of the 2018 performance units measurement period the target criterion is met, then 50% of the restricted shares will vest immediately. The remaining 50% will vest one year later. The award recipients will not be entitled to receive any dividends prior to the date of conversion. For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the 2018 performance units measurement period. The fair value of the performance units is determined using a Monte Carlo simulation with the following assumptions: a risk-free interest rate of 2.42%, volatility of 27.44%, and an expected term equal to the requisite service period for the awards. The Company estimated the compensation expense for the performance units on a straight-line basis using a calculation that recognizes 50% of the grant date fair value over three years and 50% of the grant date fair value over four years.

For the three and six months ended June 30, 2018, the Company recognized approximately $0.8 million and $1.3 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and six months ended June 30, 2017, the Company recognized approximately $0.4 million and $0.8 million, respectively, of share-based compensation expense related to the performance unit awards. As of June 30, 2018, there was $6.7 million of total unrecognized compensation cost related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.6 years.

As of June 30, 2018, there were 3,005,780 Common Shares available for future grant under the 2015 Plan.

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

The limited partners’ outstanding OP Units (which may be redeemed for Common Shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and six months ended June 30, 2018 and 2017, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per Common Share is as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to RLJ	$63,714	$42,246	$87,403	$64,004
Less: Preferred dividends	(6,279)	—	(12,557)	—
Less: Dividends paid on unvested restricted shares	(335)	(273)	(663)	(555)
Less: Undistributed earnings attributable to unvested restricted shares	—	(7)	—	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$57,100	$41,966	$74,183	$63,449

Denominator:
Weighted-average number of Common Shares - basic	174,238,854	123,785,735	174,216,387	123,760,096
Unvested restricted shares	125,693	86,027	99,961	96,292
Weighted-average number of Common Shares - diluted	174,364,547	123,871,762	174,316,348	123,856,388

Net income per share attributable to common shareholders - basic	$0.33	$0.34	$0.43	$0.51

Net income per share attributable to common shareholders - diluted	$0.33	$0.34	$0.43	$0.51

16.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$382,455	$479,879
Restricted cash reserves	78,222	60,697
Cash, cash equivalents, and restricted cash reserves	$460,677	$540,576

Interest paid	$65,290	$26,793

Income taxes paid	$3,382	$1,107

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$120,200	$—
Transaction costs	(2,546)	(30)
Operating prorations	(537)	—
Proceeds from the sale of hotel properties, net	$117,117	$(30)

Supplemental non-cash transactions
Accrued capital expenditures	$14,176	$—

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

As we look at factors that could impact our business, we find that the consumer is generally in good financial health, job creation remains positive, and an increase in wages is adding to consumers' disposable income. While geopolitical and global economic uncertainty still exists, we remain hopeful that positive employment trends, high consumer confidence, and improving corporate sentiment will continue to drive economic expansion in the U.S.

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

As of June 30, 2018, we owned 156 hotel properties with approximately 30,400 rooms, located in 26 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 152 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 154 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. We lease 155 of the 156 hotel properties to our taxable REIT subsidiaries ("TRS"), of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of June 30, 2018, we owned, through a combination of direct and indirect interests, 99.6% of the units of limited partnership interest in the Operating Partnership ("OP units").

Recent Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. During the six months ended June 30, 2018, the following significant activities took place:

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

•
In May 2018, we entered into a purchase and sale agreement to sell the Embassy Suites Napa Valley. At June 30, 2018, this hotel property has been included in assets of hotel properties held for sale, net on the consolidated balance sheet. The transaction closed on July 13, 2018.

•
In May 2018, we entered into a purchase and sale agreement to sell the DoubleTree Hotel Columbia. At June 30, 2018, this hotel property has been included in assets of hotel properties held for sale, net on the consolidated balance sheet. The transaction closed on August 7, 2018.

•	We declared a cash dividend of $0.4875 on each Series A Preferred Share for both the first and second quarters of 2018.

•	We declared a cash dividend of $0.33 per Common Share for both the first and second quarters of 2018.

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

Results of Operations

At June 30, 2018 and 2017, we owned 156 and 122 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2018 and 2017.  The non-comparable hotel properties include 37 hotel properties that were acquired in the Company's merger with FelCor Lodging Trust Incorporated ("FelCor") and three dispositions that were completed between January 1, 2017 and June 30, 2018.

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017

	For the three months ended June 30,
	2018	2017	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$403,232	$253,739	$149,493	58.9%
Food and beverage revenue	58,444	29,121	29,323	—%
Other revenue	23,015	9,424	13,591	—%
Total revenue	$484,691	$292,284	$192,407	65.8%
Expense
Operating expense
Room expense	$94,459	$55,221	$39,238	71.1%
Food and beverage expense	42,406	20,101	22,305	—%
Management and franchise fee expense	37,252	29,626	7,626	25.7%
Other operating expense	108,556	59,058	49,498	83.8%
Total property operating expense	282,673	164,006	118,667	72.4%
Depreciation and amortization	61,648	38,240	23,408	61.2%
Property tax, insurance and other	35,537	18,152	17,385	95.8%
General and administrative	15,523	10,129	5,394	53.3%
Transaction costs	247	3,691	(3,444)	(93.3)%
Total operating expense	395,628	234,218	161,410	68.9%
Operating income	89,063	58,066	30,997	53.4%
Other income	565	73	492	—%
Interest income	960	664	296	44.6%
Interest expense	(25,443)	(14,548)	(10,895)	74.9%
Gain on extinguishment of indebtedness	7	—	7	100.0%
Income before equity in income from unconsolidated joint ventures	65,152	44,255	20,897	47.2%
Equity in income from unconsolidated joint ventures	799	—	799	100.0%
Income before income tax expense	65,951	44,255	21,696	49.0%
Income tax expense	(2,354)	(1,821)	(533)	29.3%
Income from operations	63,597	42,434	21,163	49.9%
Gain on sale of hotel properties	796	30	766	—%
Net income	64,393	42,464	21,929	51.6%
Net income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(55)	(29)	(26)	89.7%
Noncontrolling interest in the Operating Partnership	(254)	(189)	(65)	34.4%
Preferred distributions - consolidated joint venture	(370)	—	(370)	(100.0)%
Net income attributable to RLJ	63,714	42,246	21,468	50.8%
Preferred dividends	(6,279)	—	(6,279)	100.0%
Net income attributable to common shareholders	$57,435	$42,246	$15,189	36.0%

Revenue

Total revenue increased $192.4 million, or 65.8%, to $484.7 million for the three months ended June 30, 2018 from $292.3 million for the three months ended June 30, 2017. The increase was the result of a $149.5 million increase in room revenue, a $29.3 million increase in food and beverage revenue, and a $13.6 million increase in other revenue.

Room Revenue

Room revenue increased $149.5 million, or 58.9%, to $403.2 million for the three months ended June 30, 2018 from $253.7 million for the three months ended June 30, 2017.  The increase was a result of a $145.3 million increase in room revenue attributable to the non-comparable properties and a $4.2 million increase in room revenue attributable to the comparable properties. The increase in room revenue from the comparable properties was attributable to a 1.6% increase in RevPAR, led by RevPAR increases in our Houston and Northern California markets of 11.9% and 10.3%, respectively, which were partially offset by RevPAR decreases in our Louisville and Denver markets of 13.8% and 3.4%, respectively.

The following are the quarter-to-date key hotel operating statistics for the comparable properties owned at June 30, 2018 and 2017, respectively:

	For the three months ended June 30,
	2018	2017	% Change
Number of comparable properties (at end of period)	122	122	—
Occupancy	82.0%	80.8%	1.4%
ADR	$171.61	$171.28	0.2%
RevPAR	$140.72	$138.47	1.6%

Food and Beverage Revenue

Food and beverage revenue increased $29.3 million to $58.4 million for the three months ended June 30, 2018 from $29.1 million for the three months ended June 30, 2017. The increase was a result of a $30.1 million increase in food and beverage revenue attributable to the non-comparable properties, partially offset by a $0.8 million decrease in food and beverage revenue attributable to the comparable properties.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees, increased $13.6 million to $23.0 million for the three months ended June 30, 2018 from $9.4 million for the three months ended June 30, 2017.  The increase was due to a $13.3 million increase in other revenue attributable to the non-comparable properties and a $0.2 million increase in other revenue attributable to the comparable properties.

Property Operating Expense

Property operating expense increased $118.7 million, or 72.4%, to $282.7 million for the three months ended June 30, 2018 from $164.0 million for the three months ended June 30, 2017. The increase was due to a $113.7 million increase in property operating expense attributable to the non-comparable properties and a $5.0 million increase in property operating expense attributable to the comparable properties. The increase in property operating expense attributable to the comparable properties was due to higher room expense, food and beverage expense, management and franchise fee expense, and other operating expenses.  Room expense, food and beverage expense, and other operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues at the comparable properties.

Depreciation and Amortization

Depreciation and amortization expense increased $23.4 million, or 61.2%, to $61.6 million for the three months ended June 30, 2018 from $38.2 million for the three months ended June 30, 2017. The increase was a result of a $22.8 million increase in depreciation and amortization expense attributable to the non-comparable properties and a $0.6 million increase in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $17.4 million, or 95.8%, to $35.5 million for the three months ended June 30, 2018 from $18.2 million for the three months ended June 30, 2017.  The increase was attributable to a $16.2 million increase in property tax, insurance and other expense attributable to the non-comparable properties and a $1.2 million increase in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense increased $5.4 million, or 53.3%, to $15.5 million for the three months ended June 30, 2018 from $10.1 million for the three months ended June 30, 2017.  The increase in general and administrative expense included an increase of $3.5 million related to expenses that were outside of the normal course of operations, including debt modification costs, executive transition costs, and costs related to activity by an activist shareholder. The remaining increase in general and administrative expense was primarily attributable to a larger operating platform as a result of the merger with FelCor, including a net increase of $1.2 million in professional fees and other general and administrative costs, and a $0.7 million increase in compensation expense. The increase in compensation expense for the three months ended June 30, 2018 was due to an increase in salary, bonus, and other employee compensation costs.

Transaction Costs

Transaction costs decreased $3.4 million, or 93.3%, to $0.2 million for the three months ended June 30, 2018 from $3.7 million for the three months ended June 30, 2017. The decrease in transaction costs was attributable to a decrease of approximately $3.8 million in transaction and integration costs related to the merger with FelCor during the three months ended June 30, 2018, partially offset by an increase of approximately $0.4 million in transaction costs that were incurred by the Company as a result of the higher volume of asset disposition transactions during the three months ended June 30, 2018.

Interest Expense

The components of our interest expense for the three months ended June 30, 2018 and 2017 were as follows (in thousands):

	For the three months ended June 30,
	2018	2017	$ Change	% Change
Senior Notes	$5,944	$—	$5,944	100.0%
Revolver and Term Loans	11,809	9,629	2,180	22.6%
Mortgage loans	6,810	4,058	2,752	67.8%
Amortization of deferred financing costs	880	861	19	2.2%
Total interest expense	$25,443	$14,548	$10,895	74.9%

Interest expense increased $10.9 million, or 74.9%, to $25.4 million for the three months ended June 30, 2018 from $14.5 million for the three months ended June 30, 2017.  The increase in interest expense was primarily due to assuming the senior secured notes and the senior unsecured notes (collectively the "Senior Notes") and mortgage loans in the merger with FelCor, along with the outstanding borrowings under the revolving credit facility during the three months ended June 30, 2018.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. The Company's effective tax rates were 3.5% and 4.1% for the three months ended June 30, 2018 and 2017, respectively. Income tax expense increased $0.5 million, or 29.3%, to $2.4 million for the three months ended June 30, 2018 from $1.8 million for the three months ended June 30, 2017. The increase in income tax expense was primarily due to higher taxable income and revenue during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

	For the six months ended June 30,
	2018	2017	$ Change	% Change
	(amounts in thousands)
Revenue
Operating revenue
Room revenue	$760,877	$478,704	$282,173	58.9%
Food and beverage revenue	110,639	55,812	54,827	98.2%
Other revenue	42,769	18,000	24,769	—%
Total revenue	$914,285	$552,516	$361,769	65.5%
Expense
Operating expense
Room expense	$184,428	$107,143	$77,285	72.1%
Food and beverage expense	83,669	39,398	44,271	—%
Management and franchise fee expense	72,928	56,539	16,389	29.0%
Other operating expense	214,679	116,880	97,799	83.7%
Total property operating expense	555,704	319,960	235,744	73.7%
Depreciation and amortization	123,056	76,905	46,151	60.0%
Property tax, insurance and other	70,036	37,310	32,726	87.7%
General and administrative	26,436	19,252	7,184	37.3%
Transaction costs	1,920	4,316	(2,396)	(55.5)%
Total operating expense	777,152	457,743	319,409	69.8%
Operating income	137,133	94,773	42,360	44.7%
Other income	1,657	214	1,443	—%
Interest income	2,190	1,149	1,041	90.6%
Interest expense	(54,144)	(28,877)	(25,267)	87.5%
Gain on extinguishment of indebtedness	7,666	—	7,666	100.0%
Income before equity in income from unconsolidated joint ventures	94,502	67,259	27,243	40.5%
Equity in income from unconsolidated joint ventures	418	—	418	100.0%
Income before income tax expense	94,920	67,259	27,661	41.1%
Income tax expense	(3,696)	(2,987)	(709)	23.7%
Income from operations	91,224	64,272	26,952	41.9%
Loss on sale of hotel properties	(2,938)	(30)	(2,908)	—%
Net income	88,286	64,242	24,044	37.4%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	179	37	142	—%
Noncontrolling interest in the Operating Partnership	(327)	(275)	(52)	18.9%
Preferred distributions - consolidated joint venture	(735)	—	(735)	100.0%
Net income attributable to RLJ	87,403	64,004	23,399	36.6%
Preferred dividends	(12,557)	—	(12,557)	100.0%
Net income attributable to common shareholders	$74,846	$64,004	$10,842	16.9%

Revenue

Total revenue increased $361.8 million, or 65.5%, to $914.3 million for the six months ended June 30, 2018 from $552.5 million for the six months ended June 30, 2017. The increase was a result of a $282.2 million increase in room revenue, a $54.8 million increase in food and beverage revenue, and a $24.8 million increase in other revenue.

Room Revenue

Room revenue increased $282.2 million, or 58.9%, to $760.9 million for the six months ended June 30, 2018 from $478.7 million for the six months ended June 30, 2017.  The increase was a result of a $279.6 million increase in room revenue attributable to the non-comparable properties and a $2.6 million increase in room revenue attributable to the comparable properties. The increase in room revenue from the comparable properties was attributable to a 0.5% increase in RevPAR, led by RevPAR increases in our Northern California and South Florida markets of 8.0% and 5.1%, respectively, which were partially offset by RevPAR decreases in our Louisville and Austin markets of 11.9% and 3.7%, respectively.

The following are the year-to-date key hotel operating statistics for the comparable properties owned at June 30, 2018 and 2017, respectively:

	For the six months ended June 30,
	2018	2017	% Change
Number of comparable properties (at end of period)	122	122	—
Occupancy	78.5%	77.6%	1.1%
ADR	$168.14	$169.15	(0.6)%
RevPAR	$132.04	$131.34	0.5%

Food and Beverage Revenue

Food and beverage revenue increased $54.8 million, or 98.2%, to $110.6 million for the six months ended June 30, 2018 from $55.8 million for the six months ended June 30, 2017. The increase was a result of a $56.7 million increase in food and beverage revenue attributable to the non-comparable properties, partially offset by a $1.9 million decrease in food and beverage revenue attributable to the comparable properties.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees, increased $24.8 million to $42.8 million for the six months ended June 30, 2018 from $18.0 million for the six months ended June 30, 2017.  The increase was due to a $24.5 million increase in other revenue attributable to the non-comparable properties and a $0.3 million increase in other revenue attributable to the comparable properties.

Property Operating Expense

Property operating expense increased $235.7 million, or 73.7%, to $555.7 million for the six months ended June 30, 2018 from $320.0 million for the six months ended June 30, 2017. The increase was due to a $229.0 million increase in property operating expense attributable to the non-comparable properties and a $6.8 million increase in property operating expense attributable to the comparable properties. The increase in property operating expense attributable to the comparable properties was due to higher room expense, food and beverage expense, management and franchise fee expense, and other operating expenses. Room expense, food and beverage expense, and other operating expenses fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs. Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues at the comparable properties.

Depreciation and Amortization

Depreciation and amortization expense increased $46.2 million, or 60.0%, to $123.1 million for the six months ended June 30, 2018 from $76.9 million for the six months ended June 30, 2017. The increase was a result of a $45.9 million increase in depreciation and amortization expense attributable to the non-comparable properties and a $0.3 million increase in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $32.7 million, or 87.7%, to $70.0 million for the six months ended June 30, 2018 from $37.3 million for the six months ended June 30, 2017.  The increase was primarily attributable to a $31.4 million increase in property tax, insurance and other expense attributable to the non-comparable properties and a $1.3 million increase in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense increased $7.2 million, or 37.3%, to $26.4 million for the six months ended June 30, 2018 from $19.3 million for the six months ended June 30, 2017.  The increase in general and administrative expense included an increase of $3.7 million related to expenses that were outside of the normal course of operations, including debt modification costs, executive transition costs, and costs related to activity by an activist shareholder. The remaining increase in general and administrative expense was primarily attributable to a larger operating platform as a result of the merger with FelCor, including a net increase of $2.4 million in professional fees and other general and administrative costs, and a $1.1 million increase in compensation expense. The increase in compensation expense for the six months ended June 30, 2018 was due to an increase in salary, bonus, and other employee compensation costs.

Transaction Costs

Transaction costs decreased $2.4 million, or 55.5%, to $1.9 million for the six months ended June 30, 2018 from $4.3 million for the six months ended June 30, 2017. The decrease in transaction costs was attributable to a decrease of approximately $3.1 million in transaction and integration costs related to the merger with FelCor during the six months ended June 30, 2018, partially offset by an increase of approximately $0.7 million in transaction costs that were incurred by the Company as a result of the higher volume of asset disposition transactions during the six months ended June 30, 2018.

Interest Expense

The components of our interest expense for the six months ended June 30, 2018 and 2017 were as follows (in thousands):

	For the six months ended June 30,
	2018	2017	$ Change	% Change
Senior Notes	$16,531	$—	$16,531	100.0%
Revolver and Term Loans	22,387	19,147	3,240	16.9%
Mortgage loans	13,418	8,026	5,392	67.2%
Amortization of deferred financing costs	1,808	1,704	104	6.1%
Total interest expense	$54,144	$28,877	$25,267	87.5%

Interest expense increased $25.3 million to $54.1 million for the six months ended June 30, 2018 from $28.9 million for the six months ended June 30, 2017.  The increase in interest expense was primarily due to assuming the Senior Notes and mortgage loans in the merger with FelCor, along with the outstanding borrowings under the revolving credit facility during the six months ended June 30, 2018.

Gain on Extinguishment of Indebtedness

During the six months ended June 30, 2018, the Company recognized a gain on extinguishment of indebtedness of approximately $7.7 million, which was due to the early redemption of the senior secured notes in March 2018. The gain on extinguishment of indebtedness excludes $5.1 million related to two hotel properties that were sold during the six months ended June 30, 2018 that is included in loss on sale of hotel properties in the accompanying consolidated statement of operations and comprehensive income.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. The Company's effective tax rates were 4.0% and 4.4% for the six months ended June 30, 2018 and 2017, respectively. Income tax expense increased $0.7 million, or 23.7%, to $3.7 million for the six months ended June 30, 2018 from $3.0 million for the six months ended June 30,

2017. The increase in income tax expense was primarily due to higher taxable income and revenue during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income	$64,393	$42,464	$88,286	$64,242
Preferred dividends	(6,279)	—	(12,557)	—
Preferred distributions - consolidated joint venture	(370)	—	(735)	—
Depreciation and amortization	61,648	38,240	123,056	76,905
(Gain) loss on sale of hotel properties	(796)	(30)	2,938	30
Noncontrolling interest in consolidated joint ventures	(55)	(29)	179	37
Adjustments related to consolidated joint ventures (1)	(80)	(30)	(155)	(62)
Adjustments related to unconsolidated joint ventures (2)	669	—	1,337	—
FFO	119,130	80,615	202,349	141,152
Transaction costs	247	3,691	1,920	4,316
Gain on extinguishment of indebtedness	(7)	—	(7,666)	—
Amortization of share-based compensation	3,172	3,134	5,686	5,469
Non-cash income tax expense	1,826	1,323	2,929	2,261
Other expenses (3)	3,547	—	4,168	—
Adjusted FFO	$127,915	$88,763	$209,386	$153,198

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint ventures.

(2)	Includes our ownership interest of the depreciation and amortization expense of the unconsolidated joint ventures.

(3)
Represents income and expenses outside of the normal course of operations, including debt modification costs, hurricane-related costs that are not reimbursed by insurance, executive transition costs, and activist shareholder costs.

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

We also present Adjusted EBITDA, which includes additional adjustments for items such as gains or losses on extinguishment of indebtedness, transaction costs, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA, and EBITDAre, is beneficial to an investor’s understanding of our operating performance. We previously presented Adjusted EBITDA in a similar manner, with the exception of the adjustments for noncontrolling interests in consolidated joint ventures, which totaled less than $0.1 million for both the three and six months ended June 30, 2017. The rationale for including 100% of Adjusted EBITDA for the consolidated joint ventures with noncontrolling interests is that the full amount of any debt for the consolidated joint ventures is reported in our consolidated balance sheet and the metrics using debt to EBITDA provide a better understanding of the Company’s leverage. This is also consistent with NAREIT’s definition of EBITDAre.

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income	$64,393	$42,464	$88,286	$64,242
Depreciation and amortization	61,648	38,240	123,056	76,905
Interest expense, net (1)	24,483	14,399	51,954	28,716
Income tax expense	2,354	1,821	3,696	2,987
Adjustments related to unconsolidated joint ventures (2)	796	—	1,591	—
EBITDA	153,674	96,924	268,583	172,850
(Gain) loss on sale of hotel properties	(796)	(30)	2,938	30
EBITDAre	152,878	96,894	271,521	172,880
Transaction costs	247	3,691	1,920	4,316
Gain on extinguishment of indebtedness	(7)	—	(7,666)	—
Amortization of share-based compensation	3,172	3,134	5,686	5,469
Other expenses (3)	3,547	—	4,168	—
Adjusted EBITDA	$159,837	$103,719	$275,629	$182,665

(1)	Excludes amounts attributable to investment in loans of $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively.

(2)	Includes our ownership interest of the interest, depreciation, and amortization expense of the unconsolidated joint ventures.

(3)
Represents income and expenses outside of the normal course of operations, including debt modification costs, hurricane-related costs that are not reimbursed by insurance, executive transition costs, and activist shareholder costs.

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

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our Revolver, of which $350.0 million was available at June 30, 2018, or proceeds from public offerings of common shares.

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

Sources and Uses of Cash

As of June 30, 2018, we had $460.7 million of cash, cash equivalents and restricted cash reserves as compared to $659.1 million at December 31, 2017.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $195.8 million and $141.5 million for the six months ended June 30, 2018 and 2017, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the six months ended June 30, 2018 and 2017.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $32.0 million for the six months ended June 30, 2018 primarily due to $117.1 million of net cash proceeds from the sale of two hotel properties, partially offset by $85.0 million in routine capital improvements and additions to our hotel properties.

The net cash flow used in investing activities totaled $39.3 million for the six months ended June 30, 2017 primarily due to $39.2 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $426.2 million for the six months ended June 30, 2018 primarily due to a payment of $539.0 million to early redeem the senior secured notes, $128.6 million in distributions to shareholders and unitholders, $3.6 million in deferred financing cost payments, and $3.3 million in mortgage loans principal payments. The net cash flow used in financing activities was partially offset by $250.0 million in net borrowings on the Revolver.

The net cash flow used in financing activities totaled $85.5 million for the six months ended June 30, 2017 primarily due to $82.5 million in distributions to shareholders and unitholders, $1.8 million in mortgage loans principal payments, and $1.1 million paid to repurchase common shares.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2018, approximately $74.2 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of June 30, 2018, we owned 50% interests in joint ventures that owned two hotel properties. We own more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. The Company also owned 50% interests in joint ventures that owned real estate and a condominium management business that are associated with two of our resort hotel properties. None of our trustees, officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $21.3 million of non-recourse mortgage debt, of which our pro rata portion was $10.6 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity's obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2018, we had approximately $1.9 billion of total variable rate debt outstanding (or 74.3% of total indebtedness) with a weighted-average interest rate of 3.48% per annum. After taking into consideration the effect of interest rate swaps, $527.0 million (or 20.8% of total indebtedness) was subject to variable rates. If market interest rates on our variable rate debt outstanding as of June 30, 2018 were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $5.3 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2018, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt (1)	$1,491	$3,765	$3,936	$4,166	$164,308	$475,000	$652,666
Weighted-average interest rate	5.00%	5.00%	5.00%	5.00%	5.00%	6.00%	5.73%
Variable rate debt (1)	$236,500	$140,250	$250,000	$485,000	$150,000	$625,000	$1,886,750
Weighted-average interest rate (2)	4.44%	4.04%	3.59%	3.26%	3.08%	3.26%	3.48%
Total (3)	$237,991	$144,015	$253,936	$489,166	$314,308	$1,100,000	$2,539,416

(1)	Excludes $6.7 million and $0.6 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.

(2)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

(3)	Excludes a total of $37.0 million related to fair value adjustments on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of June 30, 2018, the estimated fair value of our fixed rate debt was $0.7 billion, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $34.2 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.            Risk Factors

For a discussion of our potential risks and uncertainties, please refer to the "Risk Factors" section in the Annual Report which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the Annual Report.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2018 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

During the six months ended June 30, 2018, certain of the Company's employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2015 Plan.

The following table summarizes all of the share repurchases during the six months ended June 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2018 through January 31, 2018	3,453	$23.20	—	8,604,348
February 1, 2018 through February 28, 2018	17,578	$21.75	—	10,042,025
March 1, 2018 through March 31, 2018	—	$—	—	10,233,154
April 1, 2018 through April 30, 2018	1,605	$20.58	—	9,577,878
May 1, 2018 through May 31, 2018	22,836	$22.00	—	8,501,390
June 1, 2018 through June 30, 2018	—	$—	—	9,021,883
Total	45,472		—

(1)
The maximum number of shares that may yet be repurchased under the share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

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

RLJ LODGING TRUST

Dated: August 9, 2018	/s/ ROSS H. BIERKAN
Ross H. Bierkan
President, Chief Executive Officer and Chief Investment Officer

Dated: August 9, 2018	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: August 9, 2018	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)