Form 10-Q
period 2018-09-30
RLJ Lodging Trust
filed 2018-11-07
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of November 1, 2018, 175,199,264 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Investment in hotel properties, net	$5,373,171	$5,791,925
Investment in unconsolidated joint ventures	22,472	23,885
Cash and cash equivalents	425,384	586,470
Restricted cash reserves	78,113	72,606
Hotel and other receivables, net of allowance of $610 and $510, respectively	76,914	60,011
Deferred income tax asset, net	52,415	56,761
Intangible assets, net	53,633	133,211
Prepaid expense and other assets	77,154	69,936
Assets of hotel properties held for sale, net	25,449	—
Total assets	$6,184,705	$6,794,805
Liabilities and Equity
Debt, net	$2,290,164	$2,880,488
Accounts payable and other liabilities	203,982	225,664
Deferred income tax liability	5,547	5,547
Advance deposits and deferred revenue	29,506	30,463
Accrued interest	14,296	17,081
Distributions payable	65,746	65,284
Total liabilities	2,609,241	3,224,527
Commitments and Contingencies (Note 12)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at September 30, 2018 and December 31, 2017	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 175,215,202 and 174,869,046 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,752	1,749
Additional paid-in capital	3,215,208	3,208,002
Accumulated other comprehensive income	38,315	8,846
Distributions in excess of net earnings	(113,841)	(82,566)
Total shareholders’ equity	3,508,370	3,502,967
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	11,640	11,700
Noncontrolling interest in the Operating Partnership	11,024	11,181
Total noncontrolling interest	22,664	22,881
Preferred equity in a consolidated joint venture, liquidation value of $45,515 and $45,430 at September 30, 2018 and December 31, 2017, respectively	44,430	44,430
Total equity	3,575,464	3,570,278
Total liabilities and equity	$6,184,705	$6,794,805

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues
Operating revenues
Room revenue	$377,237	$292,046	$1,138,115	$770,751
Food and beverage revenue	47,211	35,580	157,850	91,392
Other revenue	22,594	13,629	65,362	31,628
Total revenues	$447,042	$341,255	$1,361,327	$893,771
Expenses
Operating expenses
Room expense	$95,161	$69,380	$279,589	$176,523
Food and beverage expense	37,780	27,061	121,450	66,458
Management and franchise fee expense	34,838	29,571	107,766	86,110
Other operating expense	105,646	78,120	320,325	195,000
Total property operating expenses	273,425	204,132	829,130	524,091
Depreciation and amortization	60,373	45,231	183,429	122,136
Property tax, insurance and other	34,382	23,618	104,418	60,929
General and administrative	11,622	9,506	38,059	28,757
Transaction costs	261	32,607	2,181	36,923
Total operating expenses	380,063	315,094	1,157,217	772,836
Operating income	66,979	26,161	204,110	120,935
Other income	856	110	2,514	323
Interest income	1,149	1,157	3,339	2,306
Interest expense	(24,629)	(19,650)	(78,772)	(48,527)
Gain (loss) on sale of hotel properties, net	35,895	(19)	32,957	(49)
(Loss) gain on extinguishment of indebtedness, net	(1,656)	—	6,010	—
Gain on settlement of investment in loan	—	2,670	—	2,670
Income before equity in income from unconsolidated joint ventures	78,594	10,429	170,158	77,658
Equity in income from unconsolidated joint ventures	219	57	637	57
Income before income tax expense	78,813	10,486	170,795	77,715
Income tax expense	(4,156)	(6,375)	(7,852)	(9,362)
Net income	74,657	4,111	162,943	68,353
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(9)	(32)	170	5
Noncontrolling interest in the Operating Partnership	(299)	(43)	(626)	(318)
Preferred distributions - consolidated joint venture	(374)	(122)	(1,109)	(122)
Net income attributable to RLJ	73,975	3,914	161,378	67,918
Preferred dividends	(6,279)	(2,093)	(18,836)	(2,093)
Net income attributable to common shareholders	$67,696	$1,821	$142,542	$65,825

Basic per common share data:
Net income per share attributable to common shareholders	$0.39	$0.01	$0.81	$0.50
Weighted-average number of common shares	174,326,198	140,249,961	174,253,393	129,317,120

Diluted per common share data:
Net income per share attributable to common shareholders	$0.39	$0.01	$0.81	$0.50
Weighted-average number of common shares	174,479,341	140,307,269	174,365,101	129,399,177

Comprehensive income:
Net income	$74,657	$4,111	$162,943	$68,353
Unrealized gain on interest rate derivatives	4,675	1,746	29,469	5,579
Comprehensive income	79,332	5,857	192,412	73,932
Comprehensive (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(9)	(32)	170	5
Noncontrolling interest in the Operating Partnership	(299)	(43)	(626)	(318)
Preferred distributions - consolidated joint venture	(374)	(122)	(1,109)	(122)
Comprehensive income attributable to RLJ	$78,650	$5,660	$190,847	$73,497

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2017	12,879,475	$366,936	174,869,046	$1,749	$3,208,002	$(82,566)	$8,846	$11,181	$11,700	$44,430	$3,570,278
Net income (loss)	—	—	—	—	—	161,378	—	626	(170)	1,109	162,943
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	29,469	—	—	—	29,469
Contributions from joint venture partners	—	—	—	—	—	—	—	—	110	—	110
Issuance of restricted stock	—	—	591,851	6	(6)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	10,135	—	—	—	—	—	10,135
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(132,370)	(2)	(2,924)	—	—	—	—	—	(2,926)
Forfeiture of restricted stock	—	—	(113,325)	(1)	1	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(18,836)	—	—	—	—	(18,836)
Distributions on common shares and units	—	—	—	—	—	(173,817)	—	(783)	—	—	(174,600)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(1,109)	(1,109)
Balance at September 30, 2018	12,879,475	$366,936	175,215,202	$1,752	$3,215,208	$(113,841)	$38,315	$11,024	$11,640	$44,430	$3,575,464

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$162,943	$68,353
Adjustments to reconcile net income to cash flow provided by operating activities:
(Gain) loss on sale of hotel properties, net	(32,957)	49
Gain on extinguishment of indebtedness, net	(6,010)	—
Gain on settlement of investment in loan	—	(2,670)
Depreciation and amortization	183,429	122,136
Amortization of deferred financing costs	2,688	2,597
Other amortization	(2,450)	(104)
Equity in income from unconsolidated joint ventures	(637)	(57)
Distributions of income from unconsolidated joint ventures	2,050	750
Accretion of interest income on investment in loan	—	(664)
Amortization of share-based compensation	9,722	7,964
Deferred income taxes	6,145	7,972
Changes in assets and liabilities:
Hotel and other receivables, net	(18,420)	(16,493)
Prepaid expense and other assets	12,871	74
Accounts payable and other liabilities	(6,916)	28,411
Advance deposits and deferred revenue	3,801	(1,238)
Accrued interest	(2,785)	(9,751)
Net cash flow provided by operating activities	313,474	207,329
Cash flows from investing activities
Acquisition of FelCor, net of cash acquired	—	(24,883)
Proceeds from the sale of hotel properties, net	447,737	(49)
Improvements and additions to hotel properties	(144,195)	(58,853)
Additions to property and equipment	(116)	(152)
Proceeds from the settlement of an investment in loan	—	12,792
Net cash flow provided by (used in) investing activities	303,426	(71,145)
Cash flows from financing activities
Borrowings under Revolver	300,000	—
Repayments under Revolver	(300,000)	—
Redemption of senior notes	(539,025)	—
Payments of mortgage loans principal	(32,942)	(3,168)
Repurchase of common shares under a share repurchase program	—	(2,610)
Repurchase of common shares to satisfy employee withholding requirements	(2,925)	(2,216)
Distributions on preferred shares	(18,836)	—
Distributions on common shares	(173,367)	(150,701)
Distributions on Operating Partnership units	(766)	(667)
Payments of deferred financing costs	(3,615)	(1,050)
Preferred distributions - consolidated joint venture	(1,113)	(126)
Contributions from joint venture partners	110	—
Net cash flow used in financing activities	(772,479)	(160,538)
Net change in cash, cash equivalents, and restricted cash reserves	(155,579)	(24,354)
Cash, cash equivalents, and restricted cash reserves, beginning of year	659,076	523,878
Cash, cash equivalents, and restricted cash reserves, end of period	$503,497	$499,524

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2018, there were 175,989,104 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.6% of the outstanding OP units.

As of September 30, 2018, the Company owned 152 hotel properties with approximately 29,400 rooms, located in 25 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 148 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 150 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 151 of the 152 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

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

Substantially all of the Company's revenues are derived from the operation of hotel properties. The Company generates room revenue by renting hotel rooms to customers at its hotel properties. The Company generates food and beverage revenue from the sale of food and beverage to customers at its hotel properties. The Company generates other revenue from parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees at its hotel properties.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance will require lessees to recognize a right-of-use asset and a lease liability for most of their leases on the balance sheet, and an entity will need to classify its leases as either an operating or finance lease in order to determine the income statement presentation. Leases with a term of 12 months or less will be accounted for similar to the existing guidance today for operating leases. Lessors will classify their leases using an approach that is substantially equivalent to the existing guidance today for operating, direct financing, or sales-type leases. Lessors may only capitalize the incremental direct costs of leasing, so any indirect costs of leasing will be expensed as incurred. The guidance requires an entity to separate the lease components from the non-lease components in a contract, with the lease components being accounted for in accordance with ASC 842 and the non-lease components being accounted for in accordance with other applicable accounting guidance. The guidance is effective for annual reporting periods beginning after December 15, 2018, and the interim periods within those annual periods, with early adoption permitted. The Company will adopt this new standard on January 1, 2019. The Company has not yet completed its analysis on this standard, but it believes the application of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet for each of its ground leases, parking leases, and equipment leases, which represent the majority of the Company's current operating lease payments. The Company does not expect the adoption of this standard will materially affect its consolidated statements of operations and comprehensive income.

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

In August 2018, the SEC issued SEC Final Rule 33-10532, Disclosure Update and Simplification. The amendments simplify or eliminate duplicative, overlapping, or outdated disclosure requirements. The amendments also add certain disclosure requirements, such as requiring entities to disclose the current and comparative quarter and year-to-date changes in shareholders' equity for interim periods. The amended rules are effective for reports filed on or after November 5, 2018. However, the SEC issued Compliance & Disclosure Interpretation 105.09 that allows entities to defer the adoption of the new disclosure requirement relating to changes in shareholders' equity for interim periods until the Form 10-Q for the quarterly period that begins after November 5, 2018. The Company will adopt the new disclosure requirement relating to changes in shareholders' equity for interim periods on January 1, 2019. Based on the Company's assessment, the adoption of the new disclosures will not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The guidance modifies the disclosure requirements for fair value measurements by removing or modifying some of the disclosures, while also adding new disclosures. The guidance is effective for annual reporting periods beginning after December 15, 2019, and the interim periods within those annual periods, with early adoption permitted. The Company will adopt this new standard on January 1, 2020. Based on the Company's assessment, the adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

The Company accounted for the Mergers under the acquisition method of accounting in ASC 805, Business Combinations. As a result of the Mergers, the Company acquired an ownership interest in the following 37 hotel properties:

Hotel Property Name	Location	Ownership Interest	Management Company	Rooms
DoubleTree Suites by Hilton Austin	Austin, TX	100%	Hilton	188
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	Orlando, FL	100%	Hilton	229
Embassy Suites Atlanta - Buckhead	Atlanta, GA	100%	Hilton	316
Embassy Suites Birmingham	Birmingham, AL	100%	Hilton	242
Embassy Suites Boston Marlborough (1)	Marlborough, MA	100%	Hilton	229
Embassy Suites Dallas - Love Field	Dallas, TX	100%	Aimbridge Hospitality	248
Embassy Suites Deerfield Beach - Resort & Spa	Deerfield Beach, FL	100%	Hilton	244
Embassy Suites Fort Lauderdale 17th Street	Fort Lauderdale, FL	100%	Hilton	361
Embassy Suites Los Angeles - International Airport South	El Segundo, CA	100%	Hilton	349
Embassy Suites Mandalay Beach - Hotel & Resort	Oxnard, CA	100%	Hilton	250
Embassy Suites Miami - International Airport	Miami, FL	100%	Hilton	318
Embassy Suites Milpitas Silicon Valley	Milpitas, CA	100%	Hilton	266
Embassy Suites Minneapolis - Airport	Bloomington, MN	100%	Hilton	310
Embassy Suites Myrtle Beach - Oceanfront Resort	Myrtle Beach, SC	100%	Hilton	255
Embassy Suites Napa Valley (2)	Napa, CA	100%	Hilton	205
Embassy Suites Orlando - International Drive South/Convention Center	Orlando, FL	100%	Hilton	244
Embassy Suites Phoenix - Biltmore	Phoenix, AZ	100%	Hilton	232
Embassy Suites San Francisco Airport - South San Francisco	San Francisco, CA	100%	Hilton	312
Embassy Suites San Francisco Airport - Waterfront	Burlingame, CA	100%	Hilton	340
Embassy Suites Secaucus - Meadowlands (3)	Secaucus, NJ	50%	Hilton	261
Hilton Myrtle Beach Resort	Myrtle Beach, SC	100%	Hilton	385
Holiday Inn San Francisco - Fisherman's Wharf (4)	San Francisco, CA	100%	InterContinental Hotels	585
San Francisco Marriott Union Square	San Francisco, CA	100%	Marriott	400
Sheraton Burlington Hotel & Conference Center (5) (6)	Burlington, VT	100%	Marriott	309
Sheraton Philadelphia Society Hill Hotel (7)	Philadelphia, PA	100%	Marriott	364
The Fairmont Copley Plaza (8)	Boston, MA	100%	FRHI Hotels & Resorts	383
The Knickerbocker New York	New York, NY	95%	Highgate Hotels	330
The Mills House Wyndham Grand Hotel	Charleston, SC	100%	Wyndham	216
The Vinoy Renaissance St. Petersburg Resort & Golf Club (9)	St. Petersburg, FL	100%	Marriott	361
Wyndham Boston Beacon Hill	Boston, MA	100%	Wyndham	304
Wyndham Houston - Medical Center Hotel & Suites	Houston, TX	100%	Wyndham	287
Wyndham New Orleans - French Quarter	New Orleans, LA	100%	Wyndham	374
Wyndham Philadelphia Historic District	Philadelphia, PA	100%	Wyndham	364
Wyndham Pittsburgh University Center	Pittsburgh, PA	100%	Wyndham	251
Wyndham San Diego Bayside	San Diego, CA	100%	Wyndham	600
Wyndham Santa Monica At The Pier	Santa Monica, CA	100%	Wyndham	132
Chateau LeMoyne - French Quarter, New Orleans (10)	New Orleans, LA	50%	InterContinental Hotels	171
				11,215

(1)	In February 2018, the Company sold this hotel property for a sale price of $23.7 million.

(2)	In July 2018, the Company sold this hotel property for a sale price of $102.0 million.

(3)
The Company owns an indirect 50% ownership interest in the real estate at this hotel property and records the real estate interests using the equity method of accounting. The Company leases the hotel property to its TRS, of which the Company owns a controlling financial interest in the operating lessee, so the Company consolidates its ownership interest in the leased hotel.

(4)	In October 2018, the Company sold this hotel property for a sale price of $75.3 million.

(5)	In December 2017, this hotel property was converted to the DoubleTree by Hilton Burlington Vermont.

(6)	In September 2018, the Company sold this hotel property for a sale price of $35.0 million.

(7)	In March 2018, the Company sold this hotel property for a sale price of $95.5 million.

(8)	In December 2017, the Company sold this hotel property for a sale price of $170.0 million.

(9)	In August 2018, the Company sold this hotel property for a sale price of $185.0 million.

(10)
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

For the hotel properties acquired during the nine months ended September 30, 2017, the total revenues and net income from the date of acquisition through September 30, 2017 are included in the accompanying consolidated statements of operations as follows (in thousands):

For the one month ended September 30, 2017
Revenue	$66,457
Net income	$6,768

The following table presents the costs that were incurred in connection with the Mergers (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Transaction costs	$86	$30,270	$(527)	$34,517
Integration costs	156	2,193	1,881	2,193
	$242	$32,463	$1,354	$36,710

The transaction costs primarily related to transfer taxes, including any refund of transfer taxes, and financial advisory, legal, and other professional service fees in connection with the Mergers. The integration costs primarily related to professional fees and employee-related costs, including compensation for transition employees. The merger-related costs noted above were expensed to transaction costs in the accompanying consolidated statements of operations and comprehensive income.

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

	For the three months ended September 30, 2017	For the nine months ended September 30, 2017
	(unaudited)
Revenue	$482,839	$1,431,409
Net income attributable to common shareholders	$35,275	$104,528
Net income per share attributable to common shareholders - basic	$0.20	$0.60
Net income per share attributable to common shareholders - diluted	$0.20	$0.60
Weighted-average number of shares outstanding - basic	174,186,944	174,141,367
Weighted-average number of shares outstanding - diluted	174,244,252	174,223,424

4.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Land and improvements	$1,208,365	$1,275,030
Buildings and improvements	4,660,962	4,890,266
Furniture, fixtures and equipment	785,418	756,546
	6,654,745	6,921,842
Accumulated depreciation	(1,281,574)	(1,129,917)
Investment in hotel properties, net	$5,373,171	$5,791,925

For the three and nine months ended September 30, 2018, the Company recognized depreciation expense related to its investment in hotel properties of approximately $58.5 million and $176.4 million, respectively. For the three and nine months ended September 30, 2017, the Company recognized depreciation expense related to its investment in hotel properties of approximately $44.1 million and $120.8 million, respectively.

Held for Sale

In July 2018, the Company entered into a purchase and sale agreement to sell the Holiday Inn San Francisco - Fisherman's Wharf. At September 30, 2018, this hotel property has been included in assets of hotel properties held for sale, net in the accompanying consolidated balance sheet. The transaction closed on October 15, 2018.

The following table is a summary of the major classes of assets held for sale (in thousands):

September 30, 2018
Land and improvements	$12,203
Buildings and improvements	10,900
Furniture, fixtures and equipment	2,074
Total investment in hotel properties, net	25,177
Intangible assets	272
Total assets of hotel properties held for sale, net	$25,449

5.              Investment in Unconsolidated Joint Ventures

As of September 30, 2018 and December 31, 2017, the Company owned 50% interests in joint ventures that owned two hotel properties. The Company also owned 50% interests in joint ventures that owned real estate and a condominium management business that are associated with two of our resort hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income (loss) from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of September 30, 2018 and December 31, 2017, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	September 30, 2018	December 31, 2017
Equity basis of the joint venture investments	$(58)	$253
Cost of the joint venture investments in excess of the joint venture book value	22,530	23,632
Investment in unconsolidated joint ventures	$22,472	$23,885

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Unconsolidated joint ventures net income attributable to the Company	$587	$150	$1,739	$150
Depreciation of cost in excess of book value	(368)	(93)	(1,102)	(93)
Equity in income from unconsolidated joint ventures	$219	$57	$637	$57

6.            Sale of Hotel Properties

During the nine months ended September 30, 2018, the Company sold six hotel properties for a total sale price of approximately $454.1 million. In connection with these transactions, the Company recorded an aggregate $30.9 million net gain on sales, which is included in gain (loss) on sale of hotel properties, net in the accompanying consolidated statement of operations and comprehensive income. The gain on sale includes a gain on extinguishment of indebtedness of $5.1 million associated with two of the hotel properties that were sold.

The following table discloses the hotel properties that were sold during the nine months ended September 30, 2018:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Boston Marlborough	Marlborough, MA	February 21, 2018	229
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	March 27, 2018	364
Embassy Suites Napa Valley	Napa, CA	July 13, 2018	205
DoubleTree Hotel Columbia	Columbia, MD	August 7, 2018	152
The Vinoy Renaissance St. Petersburg Resort & Golf Club	St. Petersburg, FL	August 28, 2018	362
DoubleTree by Hilton Burlington Vermont	Burlington, VT	September 27, 2018	309
		Total	1,621

During the nine months ended September 30, 2018, the Company also sold a parcel of land for a sale price of $1.5 million. In connection with this transaction, the Company recorded a $1.4 million gain on sale, which is included in gain on sale of hotel properties, net in the accompanying consolidated statement of operations and comprehensive income.

During the year ended December 31, 2016, the Company sold two hotel properties and deferred a gain of $15.0 million related to the Company's maximum exposure to loss with respect to certain post-closing obligations. During the nine months ended September 30, 2018, the Company satisfied certain post-closing obligations and recognized an additional $0.7 million gain on sale, which is included in gain on sale of hotel properties, net in the accompanying consolidated statement of operations and comprehensive income. The Company has satisfied all post-closing obligations with respect to the sale of the two hotel properties.

On October 15, 2018, the Company sold the Holiday Inn San Francisco - Fisherman's Wharf for $75.3 million. In connection with the sale, the Company transferred its purchase option on the land underlying the ground lease to the buyer. The proceeds to the Company as a result of the sale was approximately $30.4 million.

During the nine months ended September 30, 2017, the Company did not sell any hotel properties.

7.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended September 30, 2018				For the three months ended September 30, 2017
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$67,161	$4,705	$2,238	$74,104	$39,998	$2,808	$1,064	$43,870
Southern California	36,820	4,189	2,612	43,621	21,268	2,293	1,130	24,691
New York City	34,935	4,093	1,164	40,192	26,987	2,158	800	29,945
South Florida	24,678	4,426	1,773	30,877	18,186	2,966	992	22,144
Chicago	21,935	3,457	577	25,969	20,553	3,648	473	24,674
Denver	21,503	3,186	372	25,061	22,432	3,330	428	26,190
Austin	17,399	2,058	865	20,322	17,356	2,103	688	20,147
Houston	14,041	853	1,150	16,044	13,549	617	741	14,907
Washington, DC	15,570	487	614	16,671	16,511	814	675	18,000
Louisville	8,233	3,361	468	12,062	9,935	2,215	566	12,716
Other	114,962	16,396	10,761	142,119	85,271	12,628	6,072	103,971
Total	$377,237	$47,211	$22,594	$447,042	$292,046	$35,580	$13,629	$341,255

	For the nine months ended September 30, 2018				For the nine months ended September 30, 2017
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$184,087	$15,586	$6,120	$205,793	$86,288	$5,126	$2,168	$93,582
South Florida	102,940	15,413	5,470	123,823	64,933	9,871	3,297	78,101
Southern California	100,838	12,545	6,688	120,071	48,326	4,654	2,039	55,019
New York City	93,612	11,722	3,106	108,440	62,678	4,353	1,995	69,026
Austin	63,968	7,035	2,696	73,699	59,469	6,723	1,941	68,133
Chicago	56,451	9,895	1,470	67,816	53,451	10,343	1,282	65,076
Denver	55,292	9,423	976	65,691	57,038	9,745	1,109	67,892
Washington, DC	51,577	2,047	1,785	55,409	52,664	2,410	1,831	56,905
Houston	47,469	2,803	3,199	53,471	41,339	2,080	2,197	45,616
Louisville	28,830	10,461	1,525	40,816	33,303	9,977	1,856	45,136
Other	353,051	60,920	32,327	446,298	211,262	26,110	11,913	249,285
Total	$1,138,115	$157,850	$65,362	$1,361,327	$770,751	$91,392	$31,628	$893,771

8.              Debt

The Company's debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Senior Notes	$506,503	$1,062,716
Revolver and Term Loans, net	1,168,736	1,170,954
Mortgage loans, net	614,925	646,818
Debt, net	$2,290,164	$2,880,488

Senior Notes

The Company's senior secured notes and the senior unsecured notes are collectively the "Senior Notes". The Company's Senior Notes consisted of the following (in thousands):

				Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date	September 30, 2018	December 31, 2017
Senior secured notes (1) (2) (3)	9	5.63%	—	$—	$552,669
Senior unsecured notes (1) (2) (4)	—	6.00%	June 2025	506,503	510,047
Total Senior Notes				$506,503	$1,062,716

(1)	Requires payments of interest only through maturity.

(2)
The senior secured notes include $28.7 million at December 31, 2017, and the senior unsecured notes include $31.5 million and $35.1 million at September 30, 2018 and December 31, 2017, respectively, related to fair value adjustments on the Senior Notes that were assumed in the Mergers.

(3)
On March 9, 2018 (the "Redemption Date"), the Company completed the early redemption of the senior secured notes in full for an aggregate amount of approximately $539.0 million, which included the redemption price of 102.813% for the outstanding principal amount. The Company recognized a gain of approximately $7.7 million on the early redemption, which is included in gain (loss) on extinguishment of indebtedness, net in the accompanying consolidated statements of operations and comprehensive income. The gain on extinguishment of indebtedness excludes $5.1 million related to two hotel properties that were sold during the nine months ended September 30, 2018 that is included in gain (loss) on sale of hotel properties, net in the accompanying consolidated statement of operations and comprehensive income.

(4)	The Company has the option to redeem the senior unsecured notes beginning June 1, 2020 at a premium of 103.0%.

The Senior Notes are subject to customary financial covenants. As of September 30, 2018 and December 31, 2017, the Company was in compliance with all financial covenants.

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

The $400 Million Term Loan Maturing 2021, the $150 Million Term Loan Maturing 2022, the $400 Million Term Loan Maturing 2023, and the $225 Million Term Loan Maturing 2023 are collectively the "Term Loans". The Revolver and Term

Loans are subject to customary financial covenants. As of September 30, 2018 and December 31, 2017, the Company was in compliance with all financial covenants.

The Company's unsecured credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at September 30, 2018 (1)	Maturity Date	September 30, 2018	December 31, 2017
Revolver (2)	3.76%	April 2020	$—	$—
$400 Million Term Loan Maturing 2021	3.08%	April 2021	400,000	400,000
$150 Million Term Loan Maturing 2022	3.08%	January 2022	150,000	150,000
$400 Million Term Loan Maturing 2023	3.19%	January 2023	400,000	400,000
$225 Million Term Loan Maturing 2023	3.44%	January 2023	225,000	225,000
			1,175,000	1,175,000
Deferred financing costs, net (3)			(6,264)	(4,046)
Total Revolver and Term Loans, net			$1,168,736	$1,170,954

(1)	Interest rate at September 30, 2018 gives effect to interest rate hedges.

(2)
At both September 30, 2018 and December 31, 2017, there was $600.0 million of borrowing capacity on the Revolver. The Company has the ability to further increase the borrowing capacity to $750.0 million, subject to certain lender requirements.

(3)
Excludes $1.7 million and $2.6 million as of September 30, 2018 and December 31, 2017, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Principal balance at
Lender	Number of Assets Encumbered	Interest Rate at September 30, 2018 (1)	Maturity Date		September 30, 2018	December 31, 2017
Wells Fargo (5)	4	4.05%	March 2019	(3)	$141,000	$143,250
Wells Fargo (2)	4	4.08%	October 2019	(4)	150,000	150,000
PNC Bank (2) (6)	5	4.36%	March 2021	(7)	85,000	85,000
Wells Fargo (8)	1	5.25%	June 2022		32,269	32,882
PNC Bank/Wells Fargo (9)	3	4.95%	October 2022		92,322	120,893
Prudential (10)	1	4.94%	October 2022		29,758	30,323
Scotiabank (2) (11)	1	LIBOR + 3.00%	November 2018	(12)	85,073	85,404
	19				615,422	647,752
Deferred financing costs, net					(497)	(934)
Total mortgage loans, net					$614,925	$646,818

(1)	Interest rate at September 30, 2018 gives effect to interest rate hedges.

(2)	Requires payments of interest only through maturity.

(3)
In March 2018, the Company extended the maturity date for a one-year term. The maturity date may be extended for three additional one-year terms at the Company’s option, subject to certain lender requirements.

(4)
In October 2018, the Company extended the maturity date for a one-year term. The maturity date may be extended for two additional one-year terms at the Company's option, subject to certain lender requirements.

(5)	Two of the four hotels encumbered by the Wells Fargo loan are cross-collateralized.

(6)	The five hotels encumbered by the PNC Bank loan are cross-collateralized.

(7)	The maturity date may be extended for two one-year terms at the Company’s option, subject to certain lender requirements.

(8)
Includes $0.7 million and $0.8 million at September 30, 2018 and December 31, 2017, respectively, related to a fair value adjustment on the mortgage loan that was assumed in conjunction with an acquisition.

(9)	Includes $2.0 million and $3.0 million at September 30, 2018 and December 31, 2017, respectively, related to fair value adjustments on the mortgage loans that were assumed in the Mergers.

(10)	Includes $0.6 million and $0.7 million at September 30, 2018 and December 31, 2017, respectively, related to a fair value adjustment on the mortgage loan that was assumed in the Mergers.

(11)	Includes $0.1 million and $0.4 million at September 30, 2018 and December 31, 2017, respectively, related to a fair value adjustment on the mortgage loan that was assumed in the Mergers.

(12)	On November 5, 2018, the Company paid off the Scotiabank mortgage loan in full.

Certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with all financial covenants at September 30, 2018 and December 31, 2017.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Senior Notes	$5,954	$3,980	$22,485	$3,980
Revolver and Term Loans	11,042	9,834	33,428	28,981
Mortgage loans	6,753	4,943	20,171	12,969
Amortization of deferred financing costs	880	893	2,688	2,597
Total interest expense	$24,629	$19,650	$78,772	$48,527

9.              Derivatives and Hedging

The Company's interest rate swaps consisted of the following (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Swap-cash flow	1.56%	March 2018	$—	$175,000	$—	$(38)
Swap-cash flow	1.64%	March 2018	—	175,000	—	(71)
Swap-cash flow	1.83%	September 2018	—	15,758	—	(23)
Swap-cash flow	1.75%	September 2018	—	15,758	—	(14)
Swap-cash flow	1.83%	September 2018	—	38,678	—	(57)
Swap-cash flow	1.75%	September 2018	—	39,632	—	(35)
Swap-cash flow	1.83%	September 2018	—	17,190	—	(25)
Swap-cash flow	1.75%	September 2018	—	16,235	—	(14)
Swap-cash flow	2.02%	March 2019	125,000	125,000	212	(383)
Swap-cash flow	1.94%	March 2019	100,000	100,000	207	(213)
Swap-cash flow	1.27%	March 2019	125,000	125,000	750	836
Swap-cash flow	1.96%	March 2019	100,000	100,000	224	(230)
Swap-cash flow	1.85%	March 2019	50,000	50,000	142	(43)
Swap-cash flow	1.81%	March 2019	50,000	50,000	153	(19)
Swap-cash flow	1.74%	March 2019	25,000	25,000	86	13
Swap-cash flow	1.80%	September 2020	33,000	33,000	589	202
Swap-cash flow	1.80%	September 2020	82,000	82,000	1,463	502
Swap-cash flow	1.80%	September 2020	35,000	35,000	624	214
Swap-cash flow	1.81%	October 2020	143,000	143,000	2,958	803
Swap-cash flow	1.15%	April 2021	100,000	100,000	4,346	2,880
Swap-cash flow	1.20%	April 2021	100,000	100,000	4,217	2,726
Swap-cash flow	2.15%	April 2021	75,000	75,000	1,323	(144)
Swap-cash flow	1.91%	April 2021	75,000	75,000	1,793	415
Swap-cash flow	1.61%	June 2021	50,000	50,000	1,699	769
Swap-cash flow	1.56%	June 2021	50,000	50,000	1,778	869
Swap-cash flow	1.71%	June 2021	50,000	50,000	1,566	598
Swap-cash flow (1)	2.29%	December 2022	200,000	200,000	4,849	(413)
Swap-cash flow (1)	2.29%	December 2022	125,000	125,000	3,054	(259)
Swap-cash flow (1)	2.38%	December 2022	200,000	—	4,180	—
Swap-cash flow (1)	2.38%	December 2022	100,000	—	2,102	—
			$1,993,000	$2,186,251	$38,315	$8,846

(1)	Effective between the maturity of the existing swaps in March 2019 and December 2022.

 As of September 30, 2018 and December 31, 2017, the aggregate fair value of the interest rate swap assets of $38.3 million and $10.8 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2017, the aggregate fair value of the interest rate swap liabilities of $2.0 million was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of September 30, 2018 and December 31, 2017, there was approximately $38.3 million and $8.8 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the three and nine month periods ended September 30, 2018 and 2017. For the three and nine months ended September 30, 2018, approximately $1.4 million and $1.7 million, respectively, of the amounts included in accumulated other comprehensive income were reclassified into interest expense. For the three and nine months ended September 30, 2017, approximately $1.3 million and $6.2 million, respectively, of the amounts included in accumulated other comprehensive loss were reclassified into interest expense. Approximately $10.1 million of the unrealized gains included in accumulated other comprehensive income at September 30, 2018 is expected to be reclassified into interest expense within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$506,503	$503,969	$1,062,716	$1,038,892
Revolver and Term Loans, net	1,168,736	1,175,000	1,170,954	1,179,052
Mortgage loans, net	614,925	613,712	646,818	643,078
Debt, net	$2,290,164	$2,292,681	$2,880,488	$2,861,022

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 (in thousands):

	Fair Value at September 30, 2018
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$38,315	$—	$38,315
Interest rate swap liability	—	—	—	—
Total	$—	$38,315	$—	$38,315

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$10,827	$—	$10,827
Interest rate swap liability	—	(1,981)	—	(1,981)
Total	$—	$8,846	$—	$8,846

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

11.              Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code").  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to shareholders.  The Company’s intention is to adhere to the REIT qualification requirements and to maintain its qualification for taxation as a REIT.  As a REIT, the Company is generally not subject to federal corporate income tax on the portion of taxable income that is distributed to shareholders.  If the Company fails to qualify for taxation as a REIT in any taxable year, the Company will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and it may not be able to qualify as a REIT for four subsequent taxable years. As a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on undistributed taxable income. The Company’s TRSs will generally be subject to U.S. federal, state, and local income taxes at the applicable rates.

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

The Company had no accruals for tax uncertainties as of September 30, 2018 and December 31, 2017.

12.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues and maintain the reserves in restricted cash reserve escrows. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of September 30, 2018 and December 31, 2017, approximately $78.1 million and $72.6 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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

Based on the current assessment of the claim, the resolution of this matter may not occur until 2022. As of September 30, 2018, the Company maintained an accrual of approximately $4.6 million for the future quarterly payments to the pension trust fund, which is included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

The Company plans to vigorously defend the underlying claims and, if appropriate, IHG’s demand for indemnification.

Management Agreements

As of September 30, 2018, 151 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years. This number includes 42 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, Wyndham, and other hotel brands. Each management company receives a base management fee generally between 3.0% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally between 2.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2018, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $14.7 million and $45.7 million, respectively. For the three and nine months ended September 30, 2017, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $10.9 million and $32.5 million, respectively.

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100.0 million limit over the term and an annual $21.5 million limit. The Company recognizes the pro-rata portion of the projected aggregate full-year guaranties as a reduction of Wyndham's contractual management and other fees.

Franchise Agreements

As of September 30, 2018, 108 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes 42 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, Wyndham, and other hotel brands. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of generally 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2018, the Company incurred franchise fee expense of approximately $20.2 million and $62.1 million, respectively. For the three and nine months ended September 30, 2017, the Company incurred franchise fee expense of approximately $18.6 million and $53.6 million, respectively.

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

During the nine months ended September 30, 2018, the Company did not repurchase and retire any of its Common Shares under the share repurchase program. As of September 30, 2018, the share repurchase program had a remaining capacity of $198.9 million. During the nine months ended September 30, 2017, the Company repurchased and retired 122,508 Common Shares for approximately $2.6 million.

As a result of the REIT Merger, on August 31, 2017, the Company issued 50.4 million Common Shares at a price of $20.18 per share to former FelCor common stockholders as consideration in the REIT Merger.

During the nine months ended September 30, 2018, the Company declared a cash dividend of $0.33 per Common Share in each of the first, second, and third quarters of 2018. During the nine months ended September 30, 2017, the Company declared a cash dividend of $0.33 per Common Share in each of the first, second, and third quarters of 2017.

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

During the nine months ended September 30, 2018, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first, second, and third quarters of 2018. During the nine months ended September 30, 2017, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in the third quarter of 2017.

Noncontrolling Interest

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of Common Shares. As a result of the Partnership Merger, the Operating Partnership issued 215,152 OP units at a price of $20.18 per unit, to former FelCor LP limited partners as consideration in the Partnership Merger. As of September 30, 2018, 773,902 outstanding OP Units are held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

Consolidated Joint Venture Preferred Equity

The Company's joint venture that redeveloped The Knickerbocker raised $45.0 million ($44.4 million net of issuance costs) through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. The purchasers receive a 3.25% current annual return (which increases to 8% if the Company does not redeem the equity interest before the fifth anniversary of the respective equity issuance), plus a 0.25% non-compounding annual return payable at redemption. The fifth anniversary for the majority of the equity issuance is in February 2019. The preferred equity raised by the joint venture is included in preferred equity in a consolidated joint venture on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of September 30, 2018 is as follows:

	2018
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	700,325	$22.88
Granted	591,851	21.42
Vested	(348,580)	23.22
Forfeited	(113,325)	21.58
Unvested at September 30, 2018	830,271	$21.87

For the three and nine months ended September 30, 2018, the Company recognized approximately $3.8 million and $8.1 million, respectively, of share-based compensation expense related to restricted share awards, which includes the accelerated vesting of restricted share awards as a result of the Company's President and Chief Executive Officer retiring in August 2018. For the three and nine months ended September 30, 2017, the Company recognized approximately $2.0 million and $6.7 million, respectively, of share-based compensation expense related to restricted share awards. As of September 30, 2018, there was $15.9 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.5 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the nine months ended September 30, 2018 and 2017 was approximately $7.7 million and $5.7 million, respectively.

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

For the three and nine months ended September 30, 2018, the Company recognized approximately $0.2 million and $1.6 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and nine months ended September 30, 2017, the Company recognized approximately $0.5 million and $1.3 million, respectively, of share-based compensation expense related to the performance unit awards. As of September 30, 2018, there was $3.8 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.3 years.

As of September 30, 2018, there were 2,981,978 Common Shares available for future grant under the 2015 Plan.

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

The limited partners’ outstanding OP Units (which may be redeemed for Common Shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and nine months ended September 30, 2018 and 2017, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per Common Share is as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to RLJ	$73,975	$3,914	$161,378	$67,918
Less: Preferred dividends	(6,279)	(2,093)	(18,836)	(2,093)
Less: Dividends paid on unvested restricted shares	(274)	(243)	(937)	(798)
Less: Undistributed earnings attributable to unvested restricted shares	(46)	—	—	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$67,376	$1,578	$141,605	$65,027

Denominator:
Weighted-average number of Common Shares - basic	174,326,198	140,249,961	174,253,393	129,317,120
Unvested restricted shares	129,075	57,308	109,523	82,057
Unvested performance units	24,068	—	2,185	—
Weighted-average number of Common Shares - diluted	174,479,341	140,307,269	174,365,101	129,399,177

Net income per share attributable to common shareholders - basic	$0.39	$0.01	$0.81	$0.50

Net income per share attributable to common shareholders - diluted	$0.39	$0.01	$0.81	$0.50

16.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$425,384	$421,181
Restricted cash reserves	78,113	78,343
Cash, cash equivalents, and restricted cash reserves	$503,497	$499,524

Interest paid	$84,377	$34,170

Income taxes paid	$1,902	$1,107

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$456,600	$—
Transaction costs	(8,432)	(49)
Operating prorations	(431)	—
Proceeds from the sale of hotel properties, net	$447,737	$(49)

Supplemental non-cash transactions (1)
Accrued capital expenditures	$5,879	$5,465

(1) Refer to Note 3, Merger with FelCor Lodging Trust Incorporated, for information related to the non-cash investing and financing activities associated with the acquisition of FelCor.

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

As we look at factors that could impact our business, we find that the consumer is generally in good financial health, job creation remains positive, and an increase in wages is adding to consumers' disposable income. While geopolitical and global economic uncertainty still exists and interest rates are rising, we remain cautiously optimistic that positive employment trends, high consumer confidence, and elevated corporate sentiment will continue to drive economic expansion in the U.S. and generate positive lodging demand and RevPAR growth for the industry. However, in light of accelerating supply, RevPAR growth is likely to be moderate.

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

As of September 30, 2018, we owned 152 hotel properties with approximately 29,400 rooms, located in 25 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 148 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 150 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotels in which we hold an indirect 50% interest using the equity method of accounting. We lease 151 of the 152 hotel properties to our taxable REIT subsidiaries ("TRS"), of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of September 30, 2018, we owned, through a combination of direct and indirect interests, 99.6% of the units of limited partnership interest in the Operating Partnership ("OP units").

Recent Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. During the nine months ended September 30, 2018, the following significant activities took place:

•
In January 2018, we modified our $400.0 million term loan initially due in 2019, our $225.0 million term loan initially due in 2019, and our $150 million term loan due in 2022. We extended the maturity for both the $400.0 million term loan and the $225.0 million term loan to January 2023, and we improved the overall pricing for each of the modified term loans.

•	In February 2018, we sold the Embassy Suites Boston Marlborough in Marlborough, Massachusetts for $23.7 million.

•	In March 2018, we completed the early redemption of the senior secured notes in full for an aggregate principal amount of $524.0 million.

•	In March 2018, we sold the Sheraton Philadelphia Society Hill Hotel in Philadelphia, Pennsylvania for $95.5 million.

•	In July 2018, we sold the Embassy Suites Napa Valley in Napa, California for $102.0 million.

•
In July 2018, we entered into a purchase and sale agreement to sell the Holiday Inn San Francisco - Fisherman's Wharf. At September 30, 2018, this hotel property has been included in assets of hotel properties held for sale, net on the consolidated balance sheet. The transaction closed on October 15, 2018.

•	In August 2018, we sold the DoubleTree Hotel Columbia in Columbia, Maryland for $12.9 million.

•	In August 2018, we sold The Vinoy Renaissance St. Petersburg Resort & Golf Club in St. Petersburg, Florida for $185.0 million.

•	In September 2018, we sold the DoubleTree by Hilton Burlington Vermont in Burlington, Vermont for $35.0 million.

•	We declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first, second, and third quarters of 2018.

•	We declared a cash dividend of $0.33 per Common Share in each of the first, second, and third quarters of 2018.

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

Our Revenues and Expenses

Our revenues are primarily derived from the operation of hotels, including the sale of rooms, food and beverage revenue and other revenue, which consists of parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees.

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

Results of Operations

At September 30, 2018 and 2017, we owned 152 and 159 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2018 and 2017.  The non-comparable hotel properties include 37 hotel properties that were acquired in the Company's merger with FelCor Lodging Trust Incorporated ("FelCor") and seven dispositions that were completed between January 1, 2017 and September 30, 2018.

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017

	For the three months ended September 30,
	2018	2017	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$377,237	$292,046	$85,191	29.2%
Food and beverage revenue	47,211	35,580	11,631	32.7%
Other revenue	22,594	13,629	8,965	65.8%
Total revenues	$447,042	$341,255	$105,787	31.0%
Expenses
Operating expenses
Room expense	$95,161	$69,380	$25,781	37.2%
Food and beverage expense	37,780	27,061	10,719	39.6%
Management and franchise fee expense	34,838	29,571	5,267	17.8%
Other operating expense	105,646	78,120	27,526	35.2%
Total property operating expenses	273,425	204,132	69,293	33.9%
Depreciation and amortization	60,373	45,231	15,142	33.5%
Property tax, insurance and other	34,382	23,618	10,764	45.6%
General and administrative	11,622	9,506	2,116	22.3%
Transaction costs	261	32,607	(32,346)	(99.2)%
Total operating expenses	380,063	315,094	64,969	20.6%
Operating income	66,979	26,161	40,818	—%
Other income	856	110	746	—%
Interest income	1,149	1,157	(8)	(0.7)%
Interest expense	(24,629)	(19,650)	(4,979)	25.3%
Gain (loss) on sale of hotel properties, net	35,895	(19)	35,914	—%
Loss on extinguishment of indebtedness	(1,656)	—	(1,656)	100.0%
Gain on settlement of an investment in loan	—	2,670	(2,670)	(100.0)%
Income before equity in income from unconsolidated joint ventures	78,594	10,429	68,165	—%
Equity in income from unconsolidated joint ventures	219	57	162	—%
Income before income tax expense	78,813	10,486	68,327	—%
Income tax expense	(4,156)	(6,375)	2,219	(34.8)%
Net income	74,657	4,111	70,546	—%
Net income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(9)	(32)	23	(71.9)%
Noncontrolling interest in the Operating Partnership	(299)	(43)	(256)	—%
Preferred distributions - consolidated joint venture	(374)	(122)	(252)	—%
Net income attributable to RLJ	73,975	3,914	70,061	—%
Preferred dividends	(6,279)	(2,093)	(4,186)	—%
Net income attributable to common shareholders	$67,696	$1,821	$65,875	—%

Revenues

Total revenues increased $105.8 million, or 31.0%, to $447.0 million for the three months ended September 30, 2018 from $341.3 million for the three months ended September 30, 2017. The increase was a result of an $85.2 million increase in room revenue, an $11.6 million increase in food and beverage revenue, and a $9.0 million increase in other revenue.

Room Revenue

Room revenue increased $85.2 million, or 29.2%, to $377.2 million for the three months ended September 30, 2018 from $292.0 million for the three months ended September 30, 2017.  The increase was a result of an $89.0 million increase in room revenue attributable to the non-comparable properties, partially offset by a $3.8 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 1.6% decrease in RevPAR, led by RevPAR decreases in our Louisville and Austin markets of 17.1% and 9.0%, respectively, which were partially offset by RevPAR increases in our Northern California and Chicago markets of 7.3% and 6.7%, respectively.

The following are the quarter-to-date key hotel operating statistics for the comparable properties owned at September 30, 2018 and 2017, respectively:

	For the three months ended September 30,
	2018	2017	% Change
Number of comparable properties (at end of period)	121	121	—
Occupancy	78.4%	80.3%	(2.3)%
ADR	$163.33	$162.15	0.7%
RevPAR	$128.10	$130.18	(1.6)%

Food and Beverage Revenue

Food and beverage revenue increased $11.6 million to $47.2 million for the three months ended September 30, 2018 from $35.6 million for the three months ended September 30, 2017. The increase was a result of an $11.3 million increase in food and beverage revenue attributable to the non-comparable properties and a $0.3 million increase in food and beverage revenue attributable to the comparable properties.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees, increased $9.0 million to $22.6 million for the three months ended September 30, 2018 from $13.6 million for the three months ended September 30, 2017.  The increase was due to an $8.5 million increase in other revenue attributable to the non-comparable properties and a $0.4 million increase in other revenue attributable to the comparable properties.

Property Operating Expenses

Property operating expenses increased $69.3 million, or 33.9%, to $273.4 million for the three months ended September 30, 2018 from $204.1 million for the three months ended September 30, 2017. The increase was due to a $66.4 million increase in property operating expenses attributable to the non-comparable properties and a $2.9 million increase in property operating expenses attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at September 30, 2018 and 2017, respectively, were as follows (in thousands):

	For the three months ended September 30,
	2018	2017	$ Change	% Change
Room expense	$58,000	$55,765	$2,235	4.0%
Food and beverage expense	19,022	18,539	483	2.6%
Management and franchise fee expense	26,649	26,991	(342)	(1.3)%
Other operating expense	60,429	59,939	490	0.8%
Total property operating expenses	$164,100	$161,234	$2,866	1.8%

The increase in property operating expenses attributable to the comparable properties was due to higher room expense, food and beverage expense, and other operating expense.  Room expense, food and beverage expense, and other operating expense fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, decreased as a result of lower revenues at the comparable properties.

Depreciation and Amortization

Depreciation and amortization expense increased $15.1 million, or 33.5%, to $60.4 million for the three months ended September 30, 2018 from $45.2 million for the three months ended September 30, 2017. The increase was a result of a $13.9 million increase in depreciation and amortization expense attributable to the non-comparable properties and a $1.2 million increase in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $10.8 million, or 45.6%, to $34.4 million for the three months ended September 30, 2018 from $23.6 million for the three months ended September 30, 2017.  The increase was attributable to a $10.3 million increase in property tax, insurance and other expense attributable to the non-comparable properties and a $0.4 million increase in property tax, insurance and other expense attributable to the comparable properties. The increase in property tax, insurance and other expense attributable to the non-comparable properties includes property tax reassessments in certain jurisdictions as a result of the merger with FelCor.

General and Administrative

General and administrative expense increased $2.1 million, or 22.3%, to $11.6 million for the three months ended September 30, 2018 from $9.5 million for the three months ended September 30, 2017.  The increase in general and administrative expense was primarily due to the Company's larger operating platform as a result of the merger with FelCor, which included a $1.8 million increase in compensation expense and an increase of $1.2 million in professional fees and other general and administrative costs. The increase in compensation expense for the three months ended September 30, 2018 was due to an increase in salary, bonus, and other employee compensation costs, which includes the accelerated vesting of restricted share awards as a result of the Company's President and Chief Executive Officer retiring in August 2018. The increase in general and administrative expense was partially offset by a net decrease of $0.9 million related to expenses that were outside of the normal course of operations, including debt modification costs, executive transition costs, receipts of prior year employee tax credits, and professional fees incurred related to an activist shareholder defense.

Transaction Costs

Transaction costs decreased $32.3 million, or 99.2%, to $0.3 million for the three months ended September 30, 2018 from $32.6 million for the three months ended September 30, 2017. The decrease in transaction costs was attributable to a decrease of approximately $32.2 million in transaction and integration costs related to the merger with FelCor during the three months ended September 30, 2018.

Interest Expense

The components of our interest expense for the three months ended September 30, 2018 and 2017 were as follows (in thousands):

	For the three months ended September 30,
	2018	2017	$ Change	% Change
Senior Notes	$5,954	$3,980	$1,974	49.6%
Revolver and Term Loans	11,042	9,834	1,208	12.3%
Mortgage loans	6,753	4,943	1,810	36.6%
Amortization of deferred financing costs	880	893	(13)	(1.5)%
Total interest expense	$24,629	$19,650	$4,979	25.3%

Interest expense increased $5.0 million, or 25.3%, to $24.6 million for the three months ended September 30, 2018 from $19.7 million for the three months ended September 30, 2017.  The increase in interest expense was primarily due to assuming the senior secured notes and the senior unsecured notes (collectively the "Senior Notes") and mortgage loans in the merger with FelCor, along with the outstanding borrowings under the Revolver during the three months ended September 30, 2018. The increase in interest expense was partially offset by the redemption of the senior secured notes in March 2018 and the payoff of the Revolver in August 2018.

Loss on Extinguishment of Indebtedness

During the three months ended September 30, 2018, the Company recognized a loss on extinguishment of indebtedness of approximately $1.7 million, which was due to the early payoff of a mortgage loan that was encumbered by a hotel property that was sold during the three months ended September 30, 2018.

Gain on Settlement of Investment in Loan

During the three months ended September 30, 2017, the Company recognized a gain on settlement of investment in loan of approximately $2.7 million as a result of the investment in loan maturing in September 2017.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. Income tax expense decreased $2.2 million, or 34.8%, to $4.2 million for the three months ended September 30, 2018 from $6.4 million for the three months ended September 30, 2017. The decrease in income tax expense was due to a decrease in the U.S. corporate income tax rate from 35% to 21% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

	For the nine months ended September 30,
	2018	2017	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$1,138,115	$770,751	$367,364	47.7%
Food and beverage revenue	157,850	91,392	66,458	72.7%
Other revenue	65,362	31,628	33,734	—%
Total revenues	$1,361,327	$893,771	$467,556	52.3%
Expenses
Operating expenses
Room expense	$279,589	$176,523	$103,066	58.4%
Food and beverage expense	121,450	66,458	54,992	82.7%
Management and franchise fee expense	107,766	86,110	21,656	25.1%
Other operating expense	320,325	195,000	125,325	64.3%
Total property operating expenses	829,130	524,091	305,039	58.2%
Depreciation and amortization	183,429	122,136	61,293	50.2%
Property tax, insurance and other	104,418	60,929	43,489	71.4%
General and administrative	38,059	28,757	9,302	32.3%
Transaction costs	2,181	36,923	(34,742)	(94.1)%
Total operating expenses	1,157,217	772,836	384,381	49.7%
Operating income	204,110	120,935	83,175	68.8%
Other income	2,514	323	2,191	—%
Interest income	3,339	2,306	1,033	44.8%
Interest expense	(78,772)	(48,527)	(30,245)	62.3%
Gain (loss) on sale of hotel properties, net	32,957	(49)	33,006	—%
Gain on extinguishment of indebtedness, net	6,010	—	6,010	100.0%
Gain on settlement of an investment in loan	—	2,670	(2,670)	(100.0)%
Income before equity in income from unconsolidated joint ventures	170,158	77,658	92,500	76.6%
Equity in income from unconsolidated joint ventures	637	57	580	—%
Income before income tax expense	170,795	77,715	93,080	77.3%
Income tax expense	(7,852)	(9,362)	1,510	(16.1)%
Net income	162,943	68,353	94,590	—%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	170	5	165	—%
Noncontrolling interest in the Operating Partnership	(626)	(318)	(308)	96.9%
Preferred distributions - consolidated joint venture	(1,109)	(122)	(987)	—%
Net income attributable to RLJ	161,378	67,918	93,460	—%
Preferred dividends	(18,836)	(2,093)	(16,743)	—%
Net income attributable to common shareholders	$142,542	$65,825	$76,717	—%

Revenues

Total revenues increased $467.6 million, or 52.3%, to $1.36 billion for the nine months ended September 30, 2018 from $893.8 million for the nine months ended September 30, 2017. The increase was a result of a $367.4 million increase in room revenue, a $66.5 million increase in food and beverage revenue, and a $33.7 million increase in other revenue.

Room Revenue

Room revenue increased $367.4 million, or 47.7%, to $1.14 billion for the nine months ended September 30, 2018 from $770.8 million for the nine months ended September 30, 2017.  The increase was a result of a $368.6 million increase in room revenue attributable to the non-comparable properties, partially offset by a $1.2 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 0.2% decrease in RevPAR, led by RevPAR decreases in our Louisville and Austin markets of 13.4% and 5.2%, respectively, which were partially offset by RevPAR increases in our Northern California and Chicago markets of 7.7% and 5.6%, respectively.

The following are the year-to-date key hotel operating statistics for the comparable properties owned at September 30, 2018 and 2017, respectively:

	For the nine months ended September 30,
	2018	2017	% Change
Number of comparable properties (at end of period)	121	121	—
Occupancy	78.5%	78.6%	(0.1)%
ADR	$166.71	$166.93	(0.1)%
RevPAR	$130.92	$131.16	(0.2)%

Food and Beverage Revenue

Food and beverage revenue increased $66.5 million, or 72.7%, to $157.9 million for the nine months ended September 30, 2018 from $91.4 million for the nine months ended September 30, 2017. The increase was a result of a $68.0 million increase in food and beverage revenue attributable to the non-comparable properties, partially offset by a $1.5 million decrease in food and beverage revenue attributable to the comparable properties.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees, increased $33.7 million to $65.4 million for the nine months ended September 30, 2018 from $31.6 million for the nine months ended September 30, 2017.  The increase was due to a $33.0 million increase in other revenue attributable to the non-comparable properties and a $0.7 million increase in other revenue attributable to the comparable properties.

Property Operating Expenses

Property operating expenses increased $305.0 million, or 58.2%, to $829.1 million for the nine months ended September 30, 2018 from $524.1 million for the nine months ended September 30, 2017. The increase was due to a $295.5 million increase in property operating expenses attributable to the non-comparable properties and a $9.6 million increase in property operating expenses attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at September 30, 2018 and 2017, respectively, were as follows (in thousands):

	For the nine months ended September 30,
	2018	2017	$ Change	% Change
Room expense	$167,782	$162,383	$5,399	3.3%
Food and beverage expense	58,891	57,417	1,474	2.6%
Management and franchise fee expense	83,190	83,211	(21)	—%
Other operating expense	178,504	175,797	2,707	1.5%
Total property operating expenses	$488,367	$478,808	$9,559	2.0%

The increase in property operating expense attributable to the comparable properties was due to higher room expense, food and beverage expense, and other operating expense. Room expense, food and beverage expense, and other operating expense fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs. Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, decreased as a result of lower revenues at the comparable properties.

Depreciation and Amortization

Depreciation and amortization expense increased $61.3 million, or 50.2%, to $183.4 million for the nine months ended September 30, 2018 from $122.1 million for the nine months ended September 30, 2017. The increase was a result of a $59.7 million increase in depreciation and amortization expense attributable to the non-comparable properties and a $1.6 million increase in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $43.5 million, or 71.4%, to $104.4 million for the nine months ended September 30, 2018 from $60.9 million for the nine months ended September 30, 2017.  The increase was primarily attributable to a $41.7 million increase in property tax, insurance and other expense attributable to the non-comparable properties and a $1.8 million increase in property tax, insurance and other expense attributable to the comparable properties. The increase in property tax, insurance and other expense attributable to the non-comparable properties includes property tax reassessments in certain jurisdictions as a result of the merger with FelCor.

General and Administrative

General and administrative expense increased $9.3 million, or 32.3%, to $38.1 million for the nine months ended September 30, 2018 from $28.8 million for the nine months ended September 30, 2017.  The increase in general and administrative expense was primarily attributable to the Company's larger operating platform as a result of the merger with FelCor, which included an increase of $3.6 million in professional fees and other general and administrative costs and a $2.9 million increase in compensation expense. The increase in compensation expense for the nine months ended September 30, 2018 was due to an increase in salary, bonus, and other employee compensation costs, which includes the accelerated vesting of restricted share awards as a result of the Company's President and Chief Executive Officer retiring in August 2018. The remaining increase in general and administrative expense was due to an increase of $2.8 million related to expenses that were outside of the normal course of operations, including debt modification costs, executive transition costs, receipts of prior year employee tax credits, and professional fees incurred related to an activist shareholder defense.

Transaction Costs

Transaction costs decreased $34.7 million, or 94.1%, to $2.2 million for the nine months ended September 30, 2018 from $36.9 million for the nine months ended September 30, 2017. The decrease in transaction costs was attributable to a decrease of approximately $35.4 million in transaction and integration costs related to the merger with FelCor during the nine months ended September 30, 2018, partially offset by an increase of approximately $0.6 million in transaction costs that were incurred by the Company as a result of the higher volume of asset disposition transactions during the nine months ended September 30, 2018.

Interest Expense

The components of our interest expense for the nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	For the nine months ended September 30,
	2018	2017	$ Change	% Change
Senior Notes	$22,485	$3,980	$18,505	464.9%
Revolver and Term Loans	33,428	28,981	4,447	15.3%
Mortgage loans	20,171	12,969	7,202	55.5%
Amortization of deferred financing costs	2,688	2,597	91	3.5%
Total interest expense	$78,772	$48,527	$30,245	62.3%

Interest expense increased $30.2 million to $78.8 million for the nine months ended September 30, 2018 from $48.5 million for the nine months ended September 30, 2017.  The increase in interest expense was primarily due to assuming the Senior Notes and mortgage loans in the merger with FelCor, along with the outstanding borrowings under the Revolver during the nine months ended September 30, 2018. The increase in interest expense was partially offset by the redemption of the senior secured notes in March 2018 and the payoff of the Revolver in August 2018.

Gain on Extinguishment of Indebtedness, net

During the nine months ended September 30, 2018, the Company recognized a net gain on extinguishment of indebtedness of approximately $6.0 million. In March 2018, the Company recognized a $7.7 million gain on extinguishment of indebtedness, which was due to the early redemption of the senior secured notes. The gain on extinguishment of indebtedness related to the early redemption of the senior secured notes excludes $5.1 million related to two hotel properties that were sold during the nine months ended September 30, 2018, which is included in gain on sale of hotel properties in the accompanying consolidated statement of operations and comprehensive income. In July 2018, the Company recognized a $1.7 million loss on extinguishment of indebtedness, which was due to the early payoff of a mortgage loan that was encumbered by a hotel property that was sold during the nine months ended September 30, 2018.

Gain on Settlement of Investment in Loan

During the nine months ended September 30, 2017, the Company recognized a gain on settlement of investment in loan of approximately $2.7 million as a result of the investment in loan maturing in September 2017.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. Income tax expense decreased $1.5 million, or 16.1%, to $7.9 million for the nine months ended September 30, 2018 from $9.4 million for the nine months ended September 30, 2017. The decrease in income tax expense was due to a decrease in the U.S. corporate income tax rate from 35% to 21% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income	$74,657	$4,111	$162,943	$68,353
Preferred dividends	(6,279)	(2,093)	(18,836)	(2,093)
Preferred distributions - consolidated joint venture	(374)	(122)	(1,109)	(122)
Depreciation and amortization	60,373	45,231	183,429	122,136
(Gain) loss on sale of hotel properties, net	(35,895)	19	(32,957)	49
Noncontrolling interest in consolidated joint ventures	(9)	(32)	170	5
Adjustments related to consolidated joint ventures (1)	(78)	(46)	(233)	(109)
Adjustments related to unconsolidated joint ventures (2)	661	193	1,998	193
FFO	93,056	47,261	295,405	188,412
Transaction costs	261	32,607	2,181	36,923
Loss (gain) on extinguishment of indebtedness, net	1,656	—	(6,010)	—
Gain on settlement of investment in loan	—	(2,670)	—	(2,670)
Amortization of share-based compensation	4,036	2,495	9,722	7,964
Non-cash income tax expense	3,217	5,711	6,171	7,972
Other (income) expenses (3)	(839)	1,116	3,330	1,116
Adjusted FFO	$101,387	$86,520	$310,799	$239,717

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint ventures.

(2)	Includes our ownership interest of the depreciation and amortization expense of the unconsolidated joint ventures.

(3)
Represents income and expenses outside of the normal course of operations, including debt modification costs, hurricane-related costs that were not reimbursed by insurance, executive transition costs, receipts of prior year employee tax credits, and activist shareholder costs.

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

We also present Adjusted EBITDA, which includes additional adjustments for items such as gains or losses on extinguishment of indebtedness, transaction costs, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA, and EBITDAre, is beneficial to an investor’s understanding of our operating performance. We previously presented Adjusted EBITDA in a similar manner, with the exception of the adjustments for noncontrolling interests in consolidated joint ventures, which totaled less than $0.1 million for both the three and nine months ended September 30, 2017. The rationale for including

100% of Adjusted EBITDA for the consolidated joint ventures with noncontrolling interests is that the full amount of any debt for the consolidated joint ventures is reported in our consolidated balance sheet and the metrics using debt to EBITDA provide a better understanding of the Company’s leverage. This is also consistent with NAREIT’s definition of EBITDAre.

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income	$74,657	$4,111	$162,943	$68,353
Depreciation and amortization	60,373	45,231	183,429	122,136
Interest expense, net (1)	23,479	18,873	75,433	47,589
Income tax expense	4,156	6,375	7,852	9,362
Adjustments related to unconsolidated joint ventures (2)	788	236	2,379	236
EBITDA	163,453	74,826	432,036	247,676
(Gain) loss on sale of hotel properties, net	(35,895)	19	(32,957)	49
EBITDAre	127,558	74,845	399,079	247,725
Transaction costs	261	32,607	2,181	36,923
Loss (gain) on extinguishment of indebtedness, net	1,656	—	(6,010)	—
Gain on settlement of investment in loan	—	(2,670)	—	(2,670)
Amortization of share-based compensation	4,036	2,495	9,722	7,964
Other (income) expenses (3)	(839)	1,116	3,330	1,116
Adjusted EBITDA	$132,672	$108,393	$408,302	$291,058

(1)	Excludes amounts attributable to investment in loans of $0.4 million and $1.4 million for the three and nine months ended September 30, 2017, respectively.

(2)	Includes our ownership interest of the interest, depreciation, and amortization expense of the unconsolidated joint ventures.

(3)
Represents income and expenses outside of the normal course of operations, including debt modification costs, hurricane-related costs that were not reimbursed by insurance, executive transition costs, receipts of prior year employee tax credits, and activist shareholder costs.

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

In addition, we expect to incur severance and termination payments to certain employees who were terminated in connection with the closure of one of the two buildings at the Holiday Inn San Francisco - Fisherman’s Wharf hotel property.  The building closed due to the underlying ground lease expiring on October 31, 2018, which resulted in the land and the building reverting to the ground lessor.  The second building at the Holiday Inn San Francisco - Fisherman’s Wharf hotel property was sold in connection with the sale of the hotel property, which is discussed in Note 6 to our accompanying consolidated financial statements, Sale of Hotel Properties.

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances, short-term borrowings under our Revolver, of which $600.0 million was available at September 30, 2018, proceeds from the sale of hotel properties, and proceeds from public offerings of common shares.

Our long-term liquidity requirements consist primarily of the funds necessary to pay for the costs of acquiring additional hotel properties, the redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, at maturity or otherwise. We expect to meet our long-term liquidity requirements through various sources of capital, including our Revolver and future equity (including OP units) or debt offerings, existing working capital, the net cash provided by operations, long-term mortgage loans and other secured and unsecured borrowings, and the proceeds from the sale of hotel properties.

Sources and Uses of Cash

As of September 30, 2018, we had $503.5 million of cash, cash equivalents, and restricted cash reserves as compared to $659.1 million at December 31, 2017.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $313.5 million and $207.3 million for the nine months ended September 30, 2018 and 2017, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the nine months ended September 30, 2018 and 2017.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $303.4 million for the nine months ended September 30, 2018 primarily due to $447.7 million of net cash proceeds from the sale of hotel properties, partially offset by $144.2 million in routine capital improvements and additions to our hotel properties.

The net cash flow used in investing activities totaled $71.1 million for the nine months ended September 30, 2017 primarily due to $58.9 million in routine capital improvements and additions to our hotel properties and a net cash payment of $24.9 million for the acquisition of FelCor. The net cash flow used in investing activities was partially offset by $12.8 million in proceeds on the settlement of an investment in loan.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $772.5 million for the nine months ended September 30, 2018 primarily due to a payment of $539.0 million to redeem the senior secured notes, $193.0 million in distributions to shareholders and unitholders, $32.9 million in mortgage loans principal payments, $3.6 million in deferred financing cost payments, and $2.9 million paid to repurchase common shares.

The net cash flow used in financing activities totaled $160.5 million for the nine months ended September 30, 2017 primarily due to $151.4 million in distributions to shareholders and unitholders, $2.6 million paid to repurchase common shares under a share repurchase program, $2.2 million paid to repurchase common shares, and $3.2 million in mortgage loans principal payments.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2018, approximately $73.2 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2018, we owned 50% interests in joint ventures that owned two hotel properties. We own more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. The Company also owned 50% interests in joint ventures that owned real estate and a condominium management business that are associated with two of our resort hotel properties. None of our trustees, officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $21.1 million of non-recourse mortgage debt, of which our pro rata portion was $10.6 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity's obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2018, we had approximately $1.6 billion of total variable rate debt outstanding (or 72.3% of total indebtedness) with a weighted-average interest rate of 3.51% per annum. After taking into consideration the effect of interest rate swaps, $268.0 million (or 11.8% of total indebtedness) was subject to variable rates. As of September 30, 2018, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $2.7 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2018, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate debt (1)	$517	$3,215	$3,361	$3,558	$140,386	$475,000	$626,037
Weighted-average interest rate	5.01%	5.01%	5.01%	5.01%	5.01%	6.00%	5.76%
Variable rate debt (1)	$85,750	$290,250	$—	$485,000	$150,000	$625,000	$1,636,000
Weighted-average interest rate (2)	5.25%	4.07%	—%	3.31%	3.08%	3.28%	3.51%
Total (3)	$86,267	$293,465	$3,361	$488,558	$290,386	$1,100,000	$2,262,037

(1)	Excludes $6.3 million and $0.5 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.

(2)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

(3)	Excludes a total of $34.9 million related to fair value adjustments on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of September 30, 2018, the estimated fair value of our fixed rate debt was $0.7 billion, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $32.7 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2018 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2018, certain of the Company's employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2015 Plan.

The following table summarizes all of the share repurchases during the nine months ended September 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2018 through January 31, 2018	3,453	$23.20	—	8,604,348
February 1, 2018 through February 28, 2018	17,578	$21.75	—	10,042,025
March 1, 2018 through March 31, 2018	—	$—	—	10,233,154
April 1, 2018 through April 30, 2018	1,605	$20.58	—	9,577,878
May 1, 2018 through May 31, 2018	22,836	$22.00	—	8,501,390
June 1, 2018 through June 30, 2018	—	$—	—	9,021,883
July 1, 2018 through July 31, 2018	1,297	$22.57	—	8,806,220
August 1, 2018 through August 31, 2018	85,601	$22.17	—	9,079,531
September 1, 2018 through September 30, 2018	—	$—	—	9,030,073
Total	132,370		—

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
10.1
Employment Agreement, dated as of July 16, 2018, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., and Sean Mahoney (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 20, 2018).

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

RLJ LODGING TRUST

Dated: November 7, 2018	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: November 7, 2018	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: November 7, 2018	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Chief Accounting Officer
(Principal Accounting Officer)