Form 10-K
period 2018-12-31
RLJ Lodging Trust
filed 2019-03-01
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The aggregate market value of the 172,201,500 common shares of beneficial interest held by non-affiliates of the Registrant was approximately $3,797,042,903 based on the closing price of $22.05 as reported on the New York Stock Exchange for such common shares of beneficial interest on June 29, 2018.
As of February 20, 2019, 173,688,558 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2018.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the use of the words "believe," "project," "expect," "anticipate," "estimate," "plan," "may," "will," "will continue," "intend," "should," "may" or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic uncertainty, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, access to capital through offerings of our common and preferred shares of beneficial interest, or debt, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses, and inaccuracies of our accounting estimates. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" within this Annual Report on Form 10-K. Given these uncertainties, undue reliance should not be placed on such statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Except where the context suggests otherwise, we define certain terms in this Annual Report on Form 10-K as follows:

•
"our company," "we," "us" and "our" refer to RLJ Lodging Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries, including RLJ Lodging Trust, L.P., a Delaware limited partnership, which we refer to as the "Operating Partnership";

•	"our hotel properties" refers to the 151 hotels owned by us as of December 31, 2018;

•
a "compact full-service hotel" typically refers to any hotel with (1) less than 300 guestrooms and less than 12,000 square feet of meeting space, or (2) more than 300 guestrooms where, unlike traditional full-service hotels, the operations focus primarily on the rental of guestrooms such that a significant majority of its total revenue is generated from room rentals rather than other sources, such as food and beverage;

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

•	"TRS" refers to each of our taxable REIT subsidiaries that are wholly-owned, directly or indirectly, by the Operating Partnership and any disregarded subsidiaries of our TRSs;

•	"Average Daily Rate" ("ADR") represents the total hotel room revenues divided by the total number of rooms sold in a given period;

•	"Occupancy" represents the total number of hotel rooms sold in a given period divided by the total number of rooms available; and

•	"Revenue Per Available Room" ("RevPAR") is the product of ADR and Occupancy.
For a more in depth discussion of ADR, Occupancy and RevPAR, please refer to the "Key Indicators of Operating Performance" section.

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
As of December 31, 2018, we owned 151 hotel properties with approximately 28,800 rooms, located in 25 states and the District of Columbia. We owned, through wholly-owned subsidiaries, a 100% interest in 147 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 149 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 150 of the 151 hotel properties to our TRSs, of which we own a controlling financial interest.
For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole general partner of the Operating Partnership. As of December 31, 2018, we owned, through a combination of direct and indirect interests, 99.6% of the units of limited partnership interest in the Operating Partnership ("OP units").

The Lodging Industry

The lodging industry in the United States consists of public and private entities that operate in an extremely diversified market under a variety of brand names. The key participants in the lodging industry are as follows:

•
Owners — own the hotel property and typically enter into a management agreement with an independent third party to manage the hotel property. The hotel properties may be branded and operated under the manager’s brand or branded under a separate franchise agreement.

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

Our Investment and Business Strategies

Our objective is to generate strong returns for our shareholders by acquiring and owning primarily premium-branded, focused-service and compact full-service hotels at prices where we believe we can generate attractive returns on investment and long-term value appreciation through proactive asset management. We also intend to selectively dispose of hotel properties when we believe the returns have been maximized or the hotel properties no longer meet our strategy in order to have investment capacity for other opportunities, which may include acquisitions. We intend to pursue this objective through the following investment and business strategies:

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

•
Focus on high-growth markets.  We focus on owning and acquiring hotel properties in markets that we believe exhibit multiple demand generators and attractive long-term growth prospects. As a result, we believe that these hotel properties generate higher returns on investment.

Business Strategies

•
Maximize returns from our hotel properties.  We believe that our hotel properties have the potential to generate improvements in RevPAR and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a result of our proactive asset management and the anticipated long-term growth in the United States economy. We actively monitor and advise our third-party management companies on most aspects of our hotels' operations, including property positioning, physical design, capital planning and investment, guest experience and overall strategic direction. We regularly review opportunities to further invest in our hotel properties in an effort to enhance quality and attractiveness, increase long-term value and generate attractive returns on investment.

•
Pursue a disciplined hotel acquisition strategy.  We seek to acquire additional hotel properties at prices below replacement cost where we believe we can generate attractive returns on investment. We intend to target acquisition opportunities where we can enhance value by pursuing proactive investment strategies such as renovation, repositioning or rebranding.

•
Pursue a disciplined capital recycling program.  We intend to continue to pursue a disciplined capital allocation strategy designed to maximize the return on our investments by selectively selling hotel properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. To the extent that we sell our hotel properties, we intend to redeploy the capital into other investment opportunities, which may include acquisitions.

•
Continue to improve our balance sheet. We intend to continue to maintain a flexible capital structure that allows us to execute our strategy. We believe that a strong balance sheet is a key competitive advantage that affords us a lower cost of capital and positions us for growth. We structure our debt profile to maintain financial flexibility and a balanced maturity schedule with access to different forms of financing.

•
Execute our share repurchase program. We intend to create value over the long-term for our shareholders by deploying investment capacity into share repurchases during periods of share price dislocation.

Our Hotels

Overview

As of December 31, 2018, we owned a high-quality portfolio of 151 hotel properties with approximately 28,800 rooms, located in 25 states and the District of Columbia. No single hotel property accounted for more than 3.7% of our total revenue for the year ended December 31, 2018.

Brand Affiliations

Our hotel properties operate under strong, premium brands, with approximately 97% of our hotel properties operating under existing relationships with Marriott, Hilton, Hyatt or Wyndham. The following table sets forth the brand affiliations of our hotel properties as of December 31, 2018:

Brand Affiliations	Number of hotels	Percentage of total hotels	Number of rooms	Percentage of total rooms
Marriott
Residence Inn	29	19.2%	3,376	11.7%
Courtyard	24	15.9%	4,038	14.0%
SpringHill Suites	8	5.3%	1,040	3.6%
Fairfield Inn & Suites	7	4.6%	819	2.9%
Marriott	6	4.0%	1,945	6.8%
Renaissance	3	2.0%	782	2.7%
Subtotal	77	51.0%	12,000	41.7%
Hilton
Embassy Suites	22	14.6%	6,040	21.0%
Hilton Garden Inn	8	5.3%	1,545	5.4%
Hampton Inn/Hampton Inn & Suites	7	4.6%	945	3.3%
DoubleTree	4	2.6%	1,397	4.9%
Homewood Suites	2	1.3%	345	1.2%
Hilton	2	1.3%	616	2.1%
Subtotal	45	29.7%	10,888	37.9%
Hyatt
Hyatt House	11	7.3%	1,762	6.1%
Hyatt Place	3	2.0%	466	1.6%
Hyatt Centric	2	1.3%	266	0.9%
Subtotal	16	10.6%	2,494	8.6%
Wyndham
Wyndham	8	5.3%	2,528	8.8%
Subtotal	8	5.3%	2,528	8.8%
Other Brand Affiliation	5	3.4%	858	3.0%
Total	151	100.0%	28,768	100.0%

Asset Management

We have a dedicated team of asset management professionals that proactively work with our third-party management companies to maximize profitability at each of our hotels. Our asset management team monitors the performance of our hotels on a daily basis and holds frequent ownership meetings with corporate operations executives and key personnel at the hotels. Our asset management team works closely with our third-party management companies on key aspects of each hotel's operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting, as well as the identification and evaluation of return on investment initiatives and overall business strategy. In addition, we retain approval rights on key staffing positions at many of our hotels, such as the hotel's general manager and director of sales. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our franchisors' standards, that our hotel properties are being adequately maintained in order to preserve the value of the asset and to ensure the safety of our customers, and that our management companies are maximizing revenues, profits and operating margins.

Competition

The U.S. lodging industry is highly competitive. Our hotel properties compete with other participants in the lodging industry for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels, amenities and the availability of lodging and event space. Competition is often specific to the individual markets in which our hotel properties are located and includes competition from existing and new hotels in the focused-service and compact full-service hotel segments and non-traditional accommodations for travelers, such as online room sharing services. We believe that hotels, such as our hotels, that are affiliated with leading national brands, such as the Marriott, Hilton, Hyatt and Wyndham brands, will enjoy competitive advantages associated with operating under such brands.

We face competition for the acquisition of hotel properties from institutional pension funds, private equity funds, REITs, hotel companies and other parties who are engaged in the acquisition of hotel properties. Some of these competitors may have substantially greater financial and operational resources and access to capital, a lower cost of capital and/or greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and decrease the attractiveness of the terms on which we may acquire our targeted hotel investments, including the cost thereof.

Seasonality

The lodging industry is seasonal in nature, which can cause quarterly fluctuations in our revenues. For example, our hotels in the Chicago, Illinois metropolitan area experience lower revenues and profits during the winter months of December through March, while our hotels in Florida generally have higher revenues in the months of January through April. This seasonality can be expected to cause periodic fluctuations in a hotel's room revenues, occupancy levels, room rates, operating expenses and cash flows.

Our Financing Strategy

We expect to continue to maintain a prudent capital structure by limiting our net debt-to-EBITDA ratio to 4.0x or below. We define net debt as total indebtedness minus cash and cash equivalents. Over time, we intend to finance our long-term growth with equity issuances and debt financing with staggered maturities. Our strategy with respect to our debt profile is to primarily have unsecured debt and a greater percentage of fixed rate and hedged floating rate debt as compared to unhedged floating rate debt. We will also continue to evaluate pursuing an investment grade rating. Our debt is currently comprised of unsecured senior notes, unsecured credit agreements, and mortgage loans secured by our hotel properties. We have a mix of fixed and floating rate debt; however, the majority of our debt either bears interest at fixed rates or effectively bears interest at fixed rates due to interest rate swaps on the debt.

Organizational Structure

We were formed as a Maryland REIT in January 2011. We conduct our business through a traditional umbrella partnership real estate investment trust ("UPREIT") in which our hotel properties are indirectly owned by the Operating Partnership, through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of the Operating Partnership and, as of December 31, 2018, we owned 99.6% of the OP units in the Operating Partnership. In the future, we may issue OP units from time to time in connection with acquiring hotel properties, financing, compensation or other reasons.

In order for the income from our hotel operations to constitute "rents from real property" for purposes of the gross income tests required for REIT qualification, we cannot directly or indirectly operate any of our hotel properties. Accordingly, we lease our hotels, and we intend to lease any hotels we acquire in the future, to subsidiaries of our TRSs ("TRS lessees"), which are wholly-owned by us. Our TRS lessees have engaged, or will engage, third-party management companies to manage our hotel properties, and any hotel properties we acquire in the future, on market terms.

Our TRS lessees pay rent to us that we intend to treat as "rents from real property," provided that the third-party management companies engaged by our TRS lessees to manage our hotel properties are deemed to be "eligible independent contractors" and certain other requirements are met. Our TRSs are subject to U.S. federal, state and local income taxes applicable to corporations.

The following chart generally depicts our corporate structure as of December 31, 2018:

Regulation

General

Our hotel properties are subject to various U.S. federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and life safety requirements. We believe that each of our hotel properties has the necessary permits and approvals to operate its business.

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

Environmental Matters

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator (including tenants) of real estate may be subject to liability related to contamination resulting from the presence or discharge of hazardous or toxic substances at that property and may be required to investigate and clean up such contamination at that property or emanating from that property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. The presence of contamination or the failure to remediate contamination at our hotels may expose us to third-party liability for cleanup costs, property damage or bodily injury, natural resource damages and costs or expenses related to liens or property use restrictions and materially and adversely affect our ability to sell, lease or develop the real estate or to incur debt using the real estate as collateral.

Our hotel properties are subject to various federal, state, and local environmental, health and safety laws and regulations. Our hotel properties incur costs to comply with these laws and regulations and could be subject to fines and penalties for non-compliance. The costs of complying with environmental, health and safety laws could increase as new laws are enacted and existing laws are modified.

Some of our hotel properties contain asbestos-containing building materials. We believe that the asbestos is appropriately contained in accordance with current environmental regulations and that we have no need for any immediate remediation or current plans to remove the asbestos.

We believe that our hotel properties are in compliance, in all material respects, with all federal, state and local environmental ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on us. Although we have not received written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our present properties, we can offer no assurance that a material environmental claim will not be asserted against us in the future.

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

Employees

As of December 31, 2018, we had 84 employees.

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

This Annual Report on Form 10-K and other reports filed with the SEC are available on the SEC's website, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's website address is www.sec.gov.

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

Our hotels located in the Northern California, South Florida, Southern California, New York, New York, Austin, Texas, and Chicago, Illinois metropolitan areas accounted for approximately 14.9%, 9.2%, 8.8%, 8.8%, 5.5%, and 5.0%, respectively, of our total revenue for the fiscal year ended December 31, 2018. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses, any oversupply of hotel rooms, political unrest or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business or political climate, could materially and adversely affect us.

We are dependent on the performance of the third-party management companies that manage the operations of each of our hotels and we could be materially and adversely affected if such third-party hotel managers do not manage our hotels in our best interests.

Because U.S. federal income tax laws restrict REITs and their subsidiaries from operating or managing hotel properties, we do not operate or manage our hotel properties. Instead, we retain third-party hotel managers to operate our hotel properties pursuant to management agreements. As of December 31, 2018, all of our hotel properties had individual management agreements, 72 of which were with Interstate Hotels & Resorts ("Interstate").

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

The success of our hotel properties depends largely on our ability to establish and maintain good relationships with the hotel managers. If we are unable to maintain good relationships with the hotel managers, we may be unable to renew existing management agreements or expand upon the relationships we have with them. Additionally, opportunities for developing new relationships with other hotel managers may be adversely affected. This, in turn, could have an adverse effect on our results of operations and our ability to execute our strategy through a change in brand or a change in hotel manager.

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

In the event that any of our management agreements are terminated, we can provide no assurances that we could find a replacement manager or that our franchisors will consent to a replacement manager in a timely manner, or at all, or that any replacement manager will be successful in operating our hotels. Furthermore, if Interstate, as our largest provider of management services, is financially unable or unwilling to perform its obligations pursuant to our management agreements, our ability to find a replacement manager or managers for our Interstate-managed hotels could be challenging and time consuming, depending on the number of Interstate-managed hotels affected, and could cause us to incur significant costs to obtain new management agreements for the affected hotels, or disrupt the hotels' operations, either of which could materially and adversely affect us.

We are subject to the risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

Our third-party management companies are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage the employees at our hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, the hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to higher labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations. We are also subject to the risk of labor shortages and increases in the cost of labor due to low unemployment rates or to government regulations surrounding wage rates, health care coverage or other benefits.

Restrictive covenants in certain of our management and franchise agreements contain provisions limiting or restricting the sale or financing of our hotels, which could have a material and adverse effect on us.

Our management and franchise agreements typically contain restrictive covenants that limit or restrict our ability to sell or refinance a hotel without the consent of the management company or franchisor. Many of our franchise agreements provide the franchisor with a right of first offer in the event of certain sales or transfers of a hotel and provide that the franchisor has the right to approve any change in the management company engaged to manage the hotel. Generally, we may not agree to sell, lease or otherwise transfer particular hotels unless the transferee is not a competitor of the management company or franchisor and the transferee assumes the related management and franchise agreements. If the management company or franchisor does not consent to the sale or financing of our hotels, we may be prohibited from taking actions that would otherwise be in our and our shareholders' best interests.

Substantially all of our hotel properties operate under either Marriott, Hilton, Hyatt or Wyndham brands; therefore, we are subject to the risks associated with concentrating our portfolio in just four brand families.

146 of the 151 hotel properties that we owned as of December 31, 2018 utilize brands owned by Marriott, Hilton, Hyatt or Wyndham. As a result, our success is dependent in part on the continued success of Marriott, Hilton, Hyatt or Wyndham and their respective brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton and/or Hyatt and/or Wyndham is reduced or compromised, the goodwill associated with the Marriott-, Hilton-, Hyatt- or Wyndham-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hilton, Hyatt or Wyndham were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton and/or Hyatt and/or Wyndham could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.

Our long-term growth depends in part on successfully identifying, consummating and integrating acquisitions of additional hotels and the failure to make and integrate such acquisitions could materially and adversely impede our growth.

We can provide no assurances that we will be successful in identifying attractive hotel properties or portfolios of hotel properties or that, once identified, we will be successful in consummating an acquisition or integrating the acquired property or portfolio into our business. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources, a lower cost of capital and greater access to debt and equity capital to acquire hotel properties than we do. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of such competition, we may be unable to acquire certain hotel properties or portfolios of hotel properties that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of borrowings under our unsecured revolving credit facility, the use of retained cash flows, and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially and adversely impede our growth. Following an acquisition or expansion, we may incur acquisition-related costs and assume potential unknown liabilities and unforeseen increased costs or expenses, and we may be unable to realize the anticipated synergies and other expected benefits of the acquisition. The integration of such acquisitions, especially acquisitions of portfolios of hotel properties, may cause disruptions to our business, strain management time and resources and materially and adversely affect our operating results and financial condition.

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

The operating performance of our hotel properties in various U.S. markets declined during the most recent economic recession. Our business strategy depends on achieving revenue and net income growth from anticipated improvement in demand for hotel rooms as part of the growth of the U.S. economy as well as the global economy. Accordingly, any delay or weaker than anticipated economic growth could materially and adversely affect us and our growth prospects. Furthermore, even if the U.S. economy and the global economy continue to grow, we cannot provide any assurances that demand for hotel rooms will increase from current levels. If demand does not increase in the near future, or if demand weakens, our future results of operations and our growth prospects could be materially and adversely affected.

Any difficulties in obtaining the capital necessary to make required periodic capital expenditures and to renovate our hotel properties could materially and adversely affect our financial condition and results of operations.

Our hotel properties have an ongoing need for renovations and other capital improvements, including the replacement of furniture, fixtures and equipment ("FF&E"). The franchisors of our hotel properties also require periodic capital improvements as a condition to maintain the respective franchise license. Our lenders will also likely require that we set aside annual amounts for capital improvements to our hotel properties. The costs of these capital improvements could materially and adversely affect us. In addition, acquisitions or the redevelopment of additional hotel properties will require significant capital expenditures.

We may not be able to fund the capital improvements to our hotel properties or acquisitions solely from the cash provided from our operating activities because we must distribute annually at least 90% of our REIT taxable income to shareholders in order to maintain our qualification as a REIT. As a result, our ability to fund capital expenditures, acquisitions or hotel redevelopment through retained earnings is very limited. Consequently, we expect to rely upon the availability of debt or equity capital to fund capital improvements and acquisitions. If we are unable to obtain the capital necessary to make the required periodic capital expenditures and to renovate our hotel properties on favorable terms, or at all, our financial condition, liquidity and results of operations could be materially and adversely affected.

Adverse global market and economic conditions and dislocations in the markets could cause us to recognize impairment losses, which could materially and adversely affect our business, financial condition and results of operations.

We continually monitor events or changes in circumstances that could indicate that the carrying values of our hotel properties may not be recoverable. When events or changes in circumstances indicate that the carrying value may not be recoverable, we assess the recoverability by determining whether the carrying value of the hotel properties will be recovered through the estimated undiscounted future cash flows which take into account current market conditions and our intent with respect to holding or disposing of the respective hotel property. If the estimated undiscounted future cash flows do not exceed the carrying value, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The resulting impairment loss could materially and adversely affect our business, financial condition and results of operations.

Competition from other lodging industry participants in the markets in which we operate could adversely affect occupancy levels and/or ADRs, which could have a material and adverse effect on us.

We face significant competition from owners and operators of other hotels and other lodging industry participants. In addition, we face competition from non-traditional accommodations for travelers, such as online room sharing services. We compete based on a number of factors, including location, quality of accommodations, convenience, brand affiliation, room rates, service levels, amenities, customer service, and the availability of lodging and event space. Our competitors may have an operating model that enables them to offer accommodations at lower rates than we can, which could result in our competitors increasing their occupancy at our expense and adversely affecting our ADRs. Given the importance of occupancy and ADR at focused-service and compact full-service hotels, this competition could adversely affect our ability to attract prospective guests, which could materially and adversely affect our business, financial condition and results of operations.

At December 31, 2018, we had approximately $2.2 billion of debt outstanding, which could materially and adversely affect our operating performance and put us at a competitive disadvantage.

Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2018, we had approximately $2.2 billion of outstanding debt. After taking into consideration the effect of interest rate swaps, $192.0 million of our borrowings are subject to variable rates. Increases in interest rates on our existing or future variable rate debt would increase our interest expense, which could adversely affect our cash flows and our ability to pay distributions to shareholders.

Our organizational documents contain no limitations on the amount of debt that we may incur, and our board of trustees may change our financing policy at any time without shareholder notice or approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future.

Because we anticipate that our operating cash flow will be adequate to repay only a portion of our debt at maturity, we expect that we will be required to repay debt through debt refinancings and/or offerings of our securities. The amount of our outstanding debt may adversely affect our ability to refinance our debt.

If we are unable to refinance our debt on acceptable terms, or at all, we may be forced to dispose of one or more of our hotels on disadvantageous terms, which may result in losses to us and may adversely affect the cash available for distributions to our shareholders. In addition, if the prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, our interest expense would increase, which would adversely affect our future operating results and liquidity.

Our outstanding debt, and any additional debt borrowed in the future, may subject us to many risks, including the risk that:

•	our cash flows from operations may be insufficient to make required payments of principal and interest;

•	we may be required to use a substantial portion of our cash flows to pay principal and interest, which would reduce the cash available for distributions to our shareholders;

•	we may be at a competitive disadvantage compared to our competitors that have less debt;

•	we may be vulnerable to economic volatility, particularly if growth were to slow or stall and reduce our flexibility to respond to difficult market, industry, or economic conditions;

•	the terms of any refinancing may not be in the same amount or on terms as favorable as the terms of the debt being refinanced; and

•
the use of leverage could adversely affect our ability to borrow more money for operations, capital improvements, to finance future acquisitions of hotel properties, to make distributions to our shareholders, to repurchase common shares, and it could adversely affect the market price of our common shares.

Disruptions in the financial markets could adversely affect our ability to obtain sufficient third-party financing for our capital needs on favorable terms, or at all, which could materially and adversely affect us.

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

Replacement of the LIBOR benchmark interest rate could materially and adversely affect our business, financial condition, results of operations and cash flows.

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark or what rate or rates may become acceptable alternatives to LIBOR.

Our existing interest rate hedging arrangements for our variable rate debt use LIBOR as a reference rate. The transition from LIBOR, or any changes or reforms to the determination or supervision of LIBOR, could have an adverse impact on our current interest rate hedging arrangements. The transition from LIBOR could also create considerable costs and additional risk, which could materially and adversely impact our financial condition or results of operations. Since the proposed alternative rates are calculated differently, the payments under interest rate hedging arrangements that reference the new rates will differ from those that reference LIBOR. We can provide no assurance regarding the future of LIBOR, whether our current interest rate hedging arrangements will continue to use LIBOR as a reference rate or whether any reliance on such rate will be appropriate. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could hinder our ability to establish effective hedges on our variable rate debt.

Our existing indebtedness contains covenants and our failure to comply with all covenants in our debt agreements could materially and adversely affect us.

Our existing indebtedness contains customary and financial covenants that may limit our ability to enter into future indebtedness. In addition, our ability to borrow under our unsecured revolving credit facility is subject to compliance with our financial and other covenants, including covenants relating to debt service coverage ratios and leverage ratios, and our ability to meet these covenants may be adversely affected if U.S. lodging fundamentals deteriorate dramatically. Our failure to comply with covenants in our existing or future indebtedness, as well as our inability to make required principal and interest payments, could cause a default under the applicable debt agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on secured debt, lenders can take possession of the hotel(s) securing such debt. In addition, debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default on its debt and to enforce remedies, including accelerating the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on several of our debt agreements or any significant debt agreement, we could be materially and adversely affected.

Costs associated with, or failure to maintain, franchisor operating standards may materially and adversely affect us.

Under the terms of our franchise license agreements, we are required to meet specified operating standards and other terms and conditions. We expect that our franchisors will periodically inspect our hotel properties to ensure that we and the hotel management companies follow brand standards. Failure by us, or any management company that we engage, to maintain these standards or other terms and conditions could result in a franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If a franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we also may be liable to the franchisor for a termination payment, which will vary by franchisor and by hotel. If the funds required to maintain franchisor operating standards are significant, we could be materially and adversely affected.

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

As a REIT, we are subject to various restrictions on our income, assets and business activities. Due to these restrictions, we anticipate that we will continue to conduct certain business activities in one or more of our TRSs. Our TRSs are taxable as regular C corporations and are subject to U.S. federal, state, local and, if applicable, foreign taxation on their taxable income. In addition, neither we, nor our TRSs can directly manage or operate hotels, making us dependent on third-party operators/managers.

U.S. federal income tax provisions applicable to REITs may restrict our business decisions regarding the potential sale of a hotel property.

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

The U.S. federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a "prohibited transaction" that is subject to a 100% excise tax. Under existing law, whether property, including hotel properties, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. We intend to hold our hotel properties for investment with a view of long-term appreciation, to engage in the business of acquiring and owning hotel properties, and to make occasional sales of hotel properties consistent with our investment objectives. There can be no assurance, however, that the Internal Revenue Service (the "IRS") might not contend that one or more of these sales are subject to the 100% excise tax. Moreover, the potential to incur this penalty tax could deter us from selling one or more hotel properties even though it would be in the best interests of us and our shareholders for us to do so. There is a statutory safe harbor available for a limited number of sales in a single taxable year of properties that have been owned by a REIT for at least two years, but that safe harbor likely would not apply to all sale transactions that we might otherwise consider.

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

We face competition for the acquisition of hotel properties from institutional pension funds, private equity funds, REITs, hotel companies and other parties who are engaged in the acquisition of hotel properties. Some of these competitors may have greater financial and operational resources and access to capital, a lower cost of capital and greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and decrease the attractiveness of the terms on which we may acquire our targeted hotel investments, including the cost thereof.

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

•
acquired, redeveloped, repositioned, renovated or re-branded hotels may not initially be accretive to our results of operations, and we and the management companies may not successfully manage newly acquired, redeveloped, repositioned, renovated, or re-branded hotels to meet our expectations;

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

Our ownership of hotel properties with ground leases exposes us to the risks that we may be forced to sell such hotel properties for a lower price, we may have difficulties financing such hotel properties, we may be unable to renew a ground lease or we may lose such hotel properties upon breach of a ground lease.

As of December 31, 2018, 14 of our consolidated hotel properties and two of our unconsolidated hotel properties were on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those 16 hotel properties. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotel properties which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying hotel properties subject to a ground lease and may pay a lower price for such hotel properties than for a comparable hotel property with a fee simple interest or they may not purchase such hotel properties at any price. Secured lenders may be unwilling to lend, or otherwise charge higher interest rates, for loans secured by a leasehold mortgage as compared to loans secured by a fee simple mortgage. If we are found to be in breach of a ground lease, we could lose the right to use the hotel property. In addition, unless we can purchase a fee simple interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these hotel properties and our interest in the improvements upon expiration of the leases. If we were to lose the right to use a hotel property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel property and we would be required to purchase an interest in another hotel property in an attempt to replace that income, which could materially and adversely affect us.

The increasing use of Internet travel intermediaries by consumers may materially and adversely affect our profitability.

Although a majority of rooms sold on the Internet are sold through websites maintained by the hotel franchisors and managers, including Marriott, Hilton, Hyatt and Wyndham, some of our hotel rooms are booked through Internet travel intermediaries. Typically, these Internet travel intermediaries have access to the room inventory from participating hotels. These intermediaries charge higher commissions, which reduces the hotel property's profitability. If the bookings through these intermediaries increase, these Internet travel intermediaries may be able to negotiate higher commissions, reduced room rates, or other contract concessions from us, our managers, or our franchisors. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality, such as a "three-star downtown hotel," at the expense of brand identification or quality of product or service normally associated with these brands. The Internet travel intermediaries use extensive marketing so if consumers develop brand loyalties to the Internet reservation systems rather than to the brands pursuant to which our hotels are franchised, the value of our hotel properties could deteriorate and our business could be materially and adversely affected. In response to these Internet travel intermediaries, the hotel franchisors have launched initiatives to offer discounted room rates for booking on their websites, which could put downward pressure on room rates and revenue. Although most of our hotel properties' business is expected to be derived from traditional channels, if the amount of sales made through Internet travel intermediaries increases significantly, the commissions paid to these intermediaries may increase and our profitability may be materially and adversely affected.

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

We face possible risks associated with natural disasters, weather events, and the physical effects of climate change.

We are subject to the risks associated with natural disasters, weather events, and the physical effects of climate change, which can include more frequent or severe storms, droughts, hurricanes and flooding, any of which could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our coastal markets could experience an increase in storm intensity and rising sea-levels, which could cause damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Weather events and climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that natural disasters, weather events, and climate change will not have a material adverse effect on our hotel properties, operations or business.

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

The employment agreements that we entered into with each of our executive officers provide that, if their employment with us terminates under certain circumstances (including upon a change in our control), we are required to pay them severance compensation, including accelerating the vesting of their respective equity awards, thereby making it costly to terminate their employment without cause. Furthermore, these provisions could delay or prevent a transaction or a change in control that might involve a premium paid for our common shares or otherwise be in the best interests of our shareholders.

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

In connection with operating as a public company, we are required to provide reliable financial statements and reports to our shareholders. To monitor the accuracy and reliability of our financial reporting, we have established an internal audit function that oversees our internal controls. In addition, we have developed policies and procedures with respect to company-wide business processes and cycles in order to implement an effective system of internal control over financial reporting. We have established, or caused our third-party management companies to establish, controls and procedures designed to ensure that hotel revenues and expenses are properly recorded at our hotels. While we have undertaken substantial work to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we cannot be certain that we will be successful in maintaining effective internal control over financial reporting and we may determine in the future that our existing internal controls need improvement. If we fail to maintain an effective system of internal control, we could be materially harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency in our internal controls could result in errors to our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information, any of which could lead to a substantial decline in the market price of our common shares.

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

We maintain comprehensive property insurance on all but four of our hotel properties and we intend to maintain comprehensive property insurance on any hotels that we acquire in the future, including fire, terrorism, and extended coverage. The four hotel properties that are not insured through our comprehensive property insurance program do participate in a comprehensive property insurance program sponsored by one of our management companies. In addition to the comprehensive property insurance, we maintain general liability insurance at all but seventeen of our hotel properties. Our general liability insurance program has no deductible. The seventeen hotel properties that do not participate in our general liability insurance program do participate in general liability insurance programs sponsored by three of our management companies, with no deductible. There can be no assurances that insurance coverage will be available at reasonable rates. Certain types of catastrophic losses, such as windstorms, earthquakes, floods, and losses from foreign and domestic terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Our coastal hotel properties each have a deductible of 5% of total insured value for a named storm. Our lenders may require such insurance and our failure to obtain such insurance could constitute a default under the loan agreements, which could have a material and adverse effect on us.

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

In addition, our hotel properties are subject to various U.S. federal, state, and local environmental, health and safety laws and regulations. Our hotel properties incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with the applicable requirements.

Certain of our hotel properties contain ACM. Federal, state and local environmental, health and safety laws require that ACM be properly managed and maintained. Such laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

The liabilities and the costs associated with environmental contamination at our hotel properties, defending against the claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could materially and adversely affect us. We can make no assurances that changes in current laws or regulations or future laws or regulations will not impose additional, new, or material environmental liabilities or that the current environmental condition of our hotels will not be affected by our operations, the condition of the properties in the vicinity of our hotels, or by third parties unrelated to us. The discovery of material environmental liabilities at our hotel properties could subject us to unanticipated costs, which could significantly reduce or eliminate our profitability and the cash available for distribution to our shareholders.

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

Some of the FelCor Lodging Trust Incorporated ("FelCor") hotel properties are subject to property tax reappraisal.

As a result of our merger with FelCor on August 31, 2017 (the "Acquisition Date"), some of the FelCor hotel properties became subject to property tax reappraisal, which could increase our property tax expense and adversely affect our profitability. Certain of the hotel properties are located in jurisdictions that may provide for property tax reappraisal upon a change of ownership and so may face such a reassessment. Further, certain additional hotel properties are located in jurisdictions where the property tax value is subject to a ceiling that is no longer applicable following the Acquisition Date.

Risks Related to Our Status as a REIT

Legislative or regulatory tax changes related to REITs could materially and adversely affect us.

There are a number of issues associated with an investment in a REIT that are related to the U.S. federal income tax laws, including, but not limited to, the consequences of a company's failing to qualify or to continue to qualify as a REIT and the tax rates applicable to REITs and their shareholders. At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended or modified. We cannot predict when or if any other U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective. Any such new law, regulation or interpretation may take effect retroactively and could materially and adversely affect us.

We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and its potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a C corporation.

If we do not qualify as a REIT, or if we fail to remain qualified as a REIT, we will be subject to U.S. federal income tax and potentially state and local taxes, which would reduce our earnings and the amount of cash available for distribution to our shareholders.

If we were to fail to qualify as a REIT in any taxable year and any available relief provisions do not apply, we would be subject to U.S. federal and state corporate income tax, including any applicable alternative minimum tax (for taxable years beginning before January 1, 2018), on our taxable income, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Unless we were entitled to statutory relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. Further, under amendments to the Code made by the Tax Reform Act, income must be accrued for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, subject to certain exceptions, which could also create mismatches between REIT taxable income and the receipt of cash attributable to such income. If we do not have other funds available in these situations we could be required to (i) borrow funds on unfavorable terms, (ii) sell investments at disadvantageous prices, (iii) distribute amounts that would otherwise be invested in future acquisitions, or (iv) make a taxable distribution of our common shares as part of a distribution in which shareholders may elect to receive our common shares or (subject to a limit measured as a percentage of the total distribution) cash to make distributions sufficient to enable us to pay out enough of our REIT taxable income to satisfy the REIT distribution requirements. These alternatives could increase our costs or reduce our shareholders' equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our shares.

Since the REIT distribution requirements prevent us from retaining earnings, we generally will be required to refinance debt at its maturity with additional debt or equity.

Dividends paid by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from "qualified dividends" paid by non-REIT C corporations to U.S. shareholders that are individuals, trusts or estates generally is 20% (excluding the 3.8% net investment income tax). Dividends paid by REITs, however, generally are not eligible for the reduced 20% maximum tax rate and are taxed at the applicable ordinary income tax rates, with certain exceptions. Effective for the taxable years beginning after December 31, 2017 and before January 1, 2026, those U.S. shareholders that are mutual funds, individuals, trusts or estates may deduct 20% of their dividends from REITs (excluding qualified dividends and capital gains dividends). For those U.S. shareholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% (exclusive of the 3.8% net investment income tax) on REIT dividends, which is higher than the 20% tax rate on qualified dividends paid by non-REIT C corporations (although the maximum effective rate applicable to such dividends, after taking into account the 21% federal income tax rate applicable to non-REIT C corporations is 36.8% (exclusive of the 3.8% net investment income tax)). Although the reduced rates applicable to qualified dividends from non-REIT C corporations do not adversely affect the taxation of REITs or the dividends paid by REITs, these reduced rates could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT C corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common shares.

If our leases are not respected as true leases for U.S. federal income tax purposes, we would likely fail to qualify as a REIT.

To qualify as a REIT, we must satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRSs, which we currently expect will continue to constitute substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We believe that the leases will be respected as true leases for U.S. federal income tax purposes. There can be no assurance, however, that the IRS will agree with this characterization. If the leases were not respected as true leases for U.S. federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs and would likely lose our REIT status. Additionally, we could be subject to a 100% excise tax for any adjustment to our leases.

If our TRSs fail to qualify as "taxable REIT subsidiaries" under the Code, we would likely fail to qualify as a REIT.

Rent paid by a lessee that is a "related party tenant" will not be qualifying income for purposes of the gross income tests applicable to REITs. We currently lease and expect to continue to lease substantially all of our hotels to our TRSs, which will not be treated as "related party tenants" so long as they qualify as "taxable REIT subsidiaries" under the Code. To qualify as such, most significantly, a TRS cannot engage in the operation or management of hotels. We believe that our TRSs qualify to be treated as "taxable REIT subsidiaries" for U.S. federal income tax purposes. There can be no assurance, however, that the IRS will not challenge the status of a TRS for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying any of our TRSs from treatment as a "taxable REIT subsidiary," it is likely that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset tests or the gross income tests, we would likely lose our REIT status.

If any management companies that we engage do not qualify as "eligible independent contractors," or if our hotel properties are not "qualified lodging facilities," we would likely fail to qualify as a REIT.

Rent paid by a lessee that is a "related party tenant" of ours generally will not be qualifying income for purposes of the gross income tests applicable to REITs. An exception is provided, however, for leases of "qualified lodging facilities" to a TRS so long as the hotels are managed by an "eligible independent contractor" and certain other requirements are satisfied. We currently lease and expect to continue to lease all or substantially all of our hotels to TRS lessees and we currently engage and expect to continue to engage management companies that are intended to qualify as "eligible independent contractors." In addition, for a management company to qualify as an eligible independent contractor, (i) the management company must not own, directly or through its shareholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the management company and (ii) such company or a related person must be actively engaged in the trade or business of operating "qualified lodging facilities" (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a management contract with a TRS or its TRS lessee. Finally, each hotel with respect to which our TRS lessees pay rent must be a "qualified lodging facility." A "qualified lodging facility" is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe the management companies operate qualified lodging facilities for certain persons who are not related to us or our TRS. As of the date hereof, we believe that all of the hotels leased to our TRS lessees will be qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of hotels, the REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied in all cases.

Our ownership of TRSs is limited, and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.

A REIT may own up to 100% of the equity interests of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for taxable years that began before January 1, 2018) of the value of a REIT's assets may consist of stock or securities of one or more TRS. In addition, the rules applicable to TRSs limit the deductibility of interest paid or accrued by a TRS to its parent REIT in order to assure that the TRS is subject to an appropriate level of corporate taxation.

Our TRSs will pay U.S. federal, state and local income taxes on their net taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed. We believe that the aggregate value of the stock and securities of our TRSs has been less than 20% (25% for our taxable years that began before January 1, 2018) of the value of our total assets (including the stock and securities of our TRSs). Furthermore, we have monitored and will continue to monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. We believe that our rents and other transactions with our TRSs have each been entered into on an arm's-length basis and reflect normal business practices, but there can be no assurance that the IRS will agree with our belief.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of the value of our total assets may be represented by debt instruments issued by publicly offered REITs that are "nonqualified" (i.e., not secured by real property or interests in real property). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would otherwise be advantageous to us. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of, certain attractive investments.

Our TRSs may be limited in using certain tax benefits.

If a corporation undergoes an "ownership change" within the meaning of Section 382 of the Code and the Treasury Regulations thereunder, such corporation's ability to use net operating losses ("NOLs"), generated prior to the time of that ownership change may be limited. To the extent the affected corporation's ability to use NOLs is limited, such corporation's taxable income may increase. As of December 31, 2018, we had approximately $323.3 million of NOLs (all of which are attributable to our TRSs), which will begin to expire in 2024 for U.S. federal tax purposes and during the period from 2019 to 2032 for state tax purposes if not utilized. An ownership change within the meaning of Section 382 of the Code with respect to one of the REIT's TRSs occurred during the 2012 and 2013 tax years. The ownership change with respect to the acquisition of FelCor in 2017 also resulted in NOL limitations under Section 382 of the Code. Accordingly, to the extent that the TRSs have taxable income in future years, their ability to use NOLs incurred prior to these ownership changes in such future years will be limited, and they may have greater taxable income as a result of such limitation. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the TRSs; provided, however, losses in our TRSs arising in taxable years beginning after December 31, 2017 may not be carried back and may only be deducted against 80% of future taxable income in the TRSs.

Section 383 of the Code and the Treasury Regulations thereunder govern the limitations of tax credits generated prior to the time of an ownership change. To the extent the affected corporation's ability to use tax credits is limited, such corporation's tax liability may increase. As of December 31, 2018, we had approximately $19.4 million of tax credit carryforwards related to historic tax credits (all of which are attributable to our TRSs), which will begin to expire in 2035.

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

If our Operating Partnership fails to maintain its status as a partnership for U.S. federal income tax purposes, its income may be subject to taxation, and we would lose our REIT status.

Our Operating Partnership will qualify as a partnership for U.S. federal income tax purposes; however, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This could also result in our losing REIT status and becoming subject to corporate level tax on our income. This would substantially reduce our cash available to pay distributions and the return on a shareholder's investment. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a disregarded entity or a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a re-characterization of an underlying property owner could also threaten our ability to maintain REIT status.

Legislation modifying the rules applicable to partnership tax audits could materially and adversely affect us.

The Bipartisan Budget Act of 2015 (the "Act"), effective for tax years beginning after December 31, 2017, requires our Operating Partnership and any subsidiary partnership to pay any hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items due to an audit or other tax proceedings, unless the partnership elects an alternative method under which the taxes (and interest and penalties) resulting from any such adjustment are assessed at the partner level. Many uncertainties remain as to the application of the Act, including the application of the alternative tax assessment method to partners that are REITs, and the impact the Act will have on us. However, it is possible that the partnerships in which we invest may be subject to U.S. federal income tax, interest and penalties in the event of a U.S. federal income tax audit as a result of the Act. If this were to occur, the partners of the partnership in question, in the year of adjustment, rather than the year under examination, would be allocated a share of that partnership's assessed tax liability, unless the partnership elects to use statutory provisions to allocate the impact to the partners of the partnership in the year under audit.

We would incur adverse tax consequences if FelCor failed to qualify as a REIT for U.S. federal income tax purposes prior to our merger with FelCor.

In connection with the closing of the merger with FelCor on the Acquisition Date, FelCor received an opinion of counsel to the effect that it qualified as a REIT for U.S. federal income tax purposes under the Code through the Acquisition Date. FelCor, however, did not request a ruling from the IRS that it qualified as a REIT. If, notwithstanding this opinion, FelCor’s REIT status prior to the Acquisition Date were successfully challenged, we would face serious tax consequences that would substantially reduce our core funds from operations, and cash available for distribution, including cash available to pay dividends to our shareholders, because:

•
FelCor, would be subject to U.S. federal, state and local income tax on its net income at regular corporate rates for the years that it did not qualify as a REIT (and, for such years, would not be allowed a deduction for dividends paid to shareholders in computing its taxable income) and we would succeed to the liability for such taxes;

•
the deemed sale of assets by FelCor on the Acquisition Date would be subject to U.S. federal, state and local income tax at regular corporate rates (and FelCor would not be allowed a deduction for dividends paid for the deemed liquidating distribution paid to its shareholders) and we would succeed to the liability for such taxes; and

•
we would succeed to any earnings and profits accumulated by FelCor, as applicable, for the tax periods that FelCor did not qualify as a REIT and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits to maintain our REIT qualification.

As a result of these factors, FelCor’s failure to qualify as a REIT prior to the Acquisition Date could impair our ability to expand our business and raise capital and could materially adversely affect the value of our stock.  In addition, even if FelCor qualified as a REIT for the duration of its existence, if there is an adjustment to FelCor’s taxable income or dividends-paid deductions, we could be required to elect to use the deficiency dividend procedure to maintain FelCor’s REIT status. That deficiency dividend procedure could require us to make significant distributions to our shareholders and pay significant interest to the IRS.

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

As of February 20, 2019, we had 173,688,558 common shares outstanding. In addition, as of such date, 773,193 OP units in the Operating Partnership were outstanding, which are redeemable for cash or, at our option, for a like number of our common shares. We cannot predict the effect, if any, of future resales of our common shares or OP units, or the perception of such resales, on the market price of our common shares. Any such future resales, or the perception that such resales might occur, could adversely affect the market price of our common shares and may also make it more difficult for us to sell equity or equity-related securities in the future and at terms that we deem appropriate.

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

We cannot guarantee that we will repurchase our common shares pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common shares and could diminish our cash reserves.

Our board of trustees authorized a share repurchase program to repurchase up to $440.0 million of our common shares. Although our board of trustees authorized our share repurchase program, our share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common shares, our cost of capital, and the nature of other investment opportunities. Our share repurchase program may be limited, suspended, or discontinued at any time without prior notice. In addition, repurchases of our common shares pursuant to our share repurchase program could affect our share price and increase its volatility. The existence of our share repurchase program could cause our share price to be higher than it would be in the absence of such a program. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common shares may decline below the levels at which we repurchased the common shares. Although our share repurchase program is intended to enhance long-term shareholder value, there can be no assurance that it will do so and share-term share price fluctuations could reduce the program's effectiveness.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our Hotel Properties

The following table provides a comprehensive list of our hotel properties as of December 31, 2018:

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
Alabama			Kentucky
	Embassy Suites Birmingham	242		Courtyard Louisville Northeast	114
Arizona				Marriott Louisville Downtown	616
	Embassy Suites Phoenix - Biltmore	232		Residence Inn Louisville Downtown	140
California				Residence Inn Louisville Northeast	102
	Courtyard San Francisco	166		SpringHill Suites Louisville Hurstbourne North	142
	Embassy Suites Irvine Orange County	293	Louisiana
	Embassy Suites Los Angeles Downey	220		Chateau LeMoyne - French Quarter, New Orleans (1)	171
	Embassy Suites Los Angeles - International Airport South	349		Hilton Garden Inn New Orleans Convention Center	286
	Embassy Suites Mandalay Beach - Hotel & Resort	250		Hotel Indigo New Orleans Garden District	132

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
	Embassy Suites Milpitas Silicon Valley	266		Wyndham New Orleans - French Quarter	374
	Embassy Suites San Francisco Airport - South San Francisco	312	Massachusetts
	Embassy Suites San Francisco Airport - Waterfront	340		Embassy Suites Boston Waltham	275
	Hilton Garden Inn Los Angeles Hollywood	160		Wyndham Boston Beacon Hill	304
	Hilton Garden Inn San Francisco Oakland Bay Bridge	278	Maryland
	Hyatt House Cypress Anaheim	142		Residence Inn Bethesda Downtown	188
	Hyatt House Emeryville San Francisco Bay Area	234		Residence Inn Columbia	108
	Hyatt House San Diego Sorrento Mesa	193		Residence Inn National Harbor Washington DC	162
	Hyatt House San Jose Silicon Valley	164		Residence Inn Silver Spring	130
	Hyatt House San Ramon	142	Michigan
	Hyatt House Santa Clara	150		Residence Inn Detroit Novi	107
	Hyatt Place Fremont Silicon Valley	151	Minnesota
	Residence Inn Palo Alto Los Altos	156		Embassy Suites Minneapolis - Airport	310
	San Francisco Marriott Union Square	401	New Jersey
	Wyndham San Diego Bayside	600		Embassy Suites Secaucus - Meadowlands (2)	261
	Wyndham Santa Monica At The Pier	132	New York
Colorado				Courtyard New York Manhattan Upper East Side	226
	Courtyard Boulder Longmont	78		DoubleTree Metropolitan Hotel New York City (3)	764
	Courtyard Boulder Louisville	154		Hampton Inn Garden City	143
	Courtyard Denver West Golden	110		The Knickerbocker New York (4)	330
	Fairfield Inn & Suites Denver Cherry Creek	134	North Carolina
	Hampton Inn & Suites Denver Tech Center	123		Hilton Garden Inn Durham Raleigh Research Triangle Park	177
	Marriott Denver Airport @ Gateway Park	238		Hyatt House Charlotte Center City	163
	Marriott Denver South @ Park Meadows	279	Oregon
	Renaissance Boulder Flatiron Hotel	232		Courtyard Portland City Center	256
	Residence Inn Boulder Louisville	88		SpringHill Suites Portland Hillsboro	106
	Residence Inn Denver West Golden	88	Pennsylvania
	Residence Inn Longmont Boulder	84		Hilton Garden Inn Pittsburgh University Place	202
	SpringHill Suites Boulder Longmont	90		Renaissance Pittsburgh Hotel	300
	SpringHill Suites Denver North Westminster	164		Wyndham Philadelphia Historic District	364
District of Columbia				Wyndham Pittsburgh University Center	251
	Fairfield Inn & Suites Washington DC Downtown	198	South Carolina
	Homewood Suites Washington DC Downtown	175		Courtyard Charleston Historic District	176
	Hyatt Place Washington DC Downtown K Street	164		Embassy Suites Myrtle Beach - Oceanfront Resort	255
Florida				Hilton Myrtle Beach Resort	385
	Courtyard Fort Lauderdale SW Miramar	128		The Mills House Wyndham Grand Hotel	216
	DoubleTree Grand Key Resort	216	Texas
	DoubleTree Suites by Hilton Orlando - Lake Buena Vista	229		Courtyard Austin Airport	150
	Embassy Suites Deerfield Beach - Resort & Spa	244		Courtyard Austin Downtown Convention Center	270
	Embassy Suites Fort Lauderdale 17th Street	361		Courtyard Austin Northwest Arboretum	102
	Embassy Suites Fort Myers Estero	150		Courtyard Austin South	110
	Embassy Suites Miami - International Airport	318		Courtyard Houston By The Galleria	190
	Embassy Suites Orlando - International Drive South/Convention Center	244		Courtyard Houston Downtown Convention Center	191
	Embassy Suites Tampa Downtown Convention Center	360		Courtyard Houston Sugarland	112
	Embassy Suites West Palm Beach Central	194		DoubleTree Suites by Hilton Austin	188
	Fairfield Inn & Suites Key West	106		Embassy Suites Dallas - Love Field	248
	Hampton Inn Fort Walton Beach	100		Fairfield Inn & Suites Austin South Airport	63
	Hampton Inn & Suites Clearwater St Petersburg Ulmerton Road	128		Fairfield Inn & Suites San Antonio Downtown Market	110

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
	Hampton Inn West Palm Beach Airport Central	105		Hampton Inn Houston Near The Galleria	176
	Hilton Cabana Miami Beach	231		Hyatt House Austin Arboretum	131
	Hilton Garden Inn West Palm Beach Airport	100		Hyatt House Dallas Lincoln Park	155
	Renaissance Fort Lauderdale Plantation Hotel	250		Hyatt House Dallas Uptown	141
	Residence Inn Fort Lauderdale Plantation	138		Hyatt House Houston Galleria	147
	Residence Inn Fort Lauderdale SW Miramar	130		Hyatt Centric The Woodlands	70
Georgia				Marriott Austin South	211
	Courtyard Atlanta Buckhead	181		Residence Inn Austin Downtown Convention Center	179
	Embassy Suites Atlanta - Buckhead	316		Residence Inn Austin North Parmer Lane	88
	Hyatt Centric Midtown Atlanta	194		Residence Inn Austin Northwest Arboretum	84
	Residence Inn Atlanta Midtown Historic	90		Residence Inn Austin South	66
Hawaii				Residence Inn Houston By The Galleria	146
	Courtyard Waikiki Beach	403		Residence Inn Houston Downtown Convention Center	171
Illinois				Residence Inn Houston Sugarland	78
	Courtyard Chicago Downtown Magnificent Mile	306		Residence Inn San Antonio Downtown Market Square	95
	Courtyard Midway Airport	174		SpringHill Suites Austin North Parmer Lane	132
	Fairfield Inn & Suites Chicago Midway Airport	114		SpringHill Suites Austin South	152
	Hampton Inn Chicago Midway Airport	170		SpringHill Suites Houston Downtown Convention Center	167
	Hilton Garden Inn Chicago Midway Airport	174		Wyndham Houston - Medical Center Hotel & Suites	287
	Holiday Inn Express & Suites Midway Airport	104	Utah
	Marriott Chicago Midway	200		Courtyard Salt Lake City Airport	154
	Residence Inn Chicago Oak Brook	156		Residence Inn Salt Lake City Airport	104
	Residence Inn Chicago Naperville	130	Washington
	Sleep Inn Midway Airport	121		Homewood Suites Seattle Lynnwood	170
Indiana			Wisconsin
	Courtyard Chicago Southeast Hammond	85		Hyatt Place Madison Downtown	151
	Courtyard Indianapolis @ The Capitol	124
	Courtyard South Bend Mishawaka	78
	Fairfield Inn & Suites Chicago SE Hammond	94
	Hilton Garden Inn Bloomington	168
	Residence Inn Chicago Southeast Hammond	78
	Residence Inn Indianapolis Downtown On The Canal	134
	Residence Inn Indianapolis Fishers	78
	Residence Inn Merrillville	78
	SpringHill Suites South Bend Mishawaka	87

(1)	We own an indirect 50% ownership interest in this hotel property and we account for the ownership interest using the equity method of accounting. This hotel property is operated without a lease.

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

Management Agreements

In order to qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. We lease all but one of our hotel properties to TRS lessees, which in turn engage hotel property management companies to manage our hotel properties. All of our hotel properties are operated pursuant to a management agreement with one of 17 independent management companies. 42 of our hotel properties receive the benefits of a franchise agreement pursuant to a management agreement with Hilton, Hyatt, Marriott, Wyndham, or other hotel brands.

As of December 31, 2018, Interstate was the management company for 72 of our hotel properties. Interstate became our largest provider of management services on January 24, 2018, when 62 of our management agreements with White Lodging

Services ("WLS") were transferred to Interstate, with the terms of the original WLS management agreements remaining in effect. As of December 31, 2018, our remaining 79 hotel properties were managed by 15 other management companies located in the United States.

The management agreements generally have initial terms that range from three to 25 years, and some provide for one or two automatic extension periods ranging from one to 10 years each.

Each management company receives a base management fee generally between 3.0% and 3.5% of hotel revenues. The management agreements that include the benefits of a franchise agreement incur a base management fee generally between 3.0% and 7.0% of hotel revenues.

The management companies are also eligible to receive an incentive management fee upon the achievement of certain financial thresholds as set forth in each applicable management agreement. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel.

Each of the management agreements provides us with a right to terminate such management agreement if the management company fails to reach certain performance targets (as provided in the applicable management agreement). Certain management agreements also provide us with a right to terminate the management agreement in our sole and absolute discretion. In addition, certain management agreements give us the right to terminate the management agreement upon the sale of the hotel property or for any reason upon payment of a stipulated termination fee. Subject to certain qualifications and applicable cure periods, the management agreements are generally terminable by either party upon material casualty, or condemnation of the hotel property, or the occurrence of certain customary events of default. Certain management agreements also stipulate that in the event that a management company elects to terminate a management agreement due to an event of default by us, the management company may elect to recover a termination fee, as liquidated damages, equal to 2.5 times the actual base management fee and incentive management fee earned by the management company under that management agreement in the fiscal year immediately preceding the fiscal year in which such termination occurred.

Many of our Interstate and WLS management agreements state that we cannot sell the applicable hotel property to any unrelated third party or engage in certain change of control actions (1) if we are in default under the management agreement, or (2) with or to a person or entity that is known in the community as being of bad moral character or has been convicted of a felony or is in control of or controlled by persons convicted of a felony or would be in violation of any franchise agreement requirements applicable to us. In addition, those Interstate and WLS management agreements further require that any future owner of the applicable hotel property, at the option of the management company, assume the management agreement or enter into a new management agreement for such hotel property.

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100.0 million limit over the term and an annual $21.5 million limit. We recognize the net operating income guaranties as a reduction of Wyndham's contractual management and other fees.

Franchise Agreements

As of December 31, 2018, 108 of our hotels operated under franchise agreements with Marriott, Hilton, Hyatt or other hotel brands. This numbers excludes 42 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, Wyndham, or other hotel brands. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement.

The franchisors provide a variety of benefits to the franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, personnel training and operational quality at the hotels across the brand system. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures, all of which our TRS lessees, as the franchisees, must follow. The franchise agreements require our TRS lessees to comply with the franchisors' standards and requirements, including the training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the TRS lessee, the display of signage and the type, quality and age of furniture, fixtures and equipment included in the guest rooms and the nature of the lobbies and other common areas. The franchise agreements have initial terms ranging from 10 to 30 years. Each of our franchise agreements require that we pay a royalty fee generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of generally 3.0% of food and beverage revenues.

The franchise agreements also provide for termination at the applicable franchisor's option upon the occurrence of certain events, including the failure to pay royalties and fees, the failure to perform our obligations under the franchise license, bankruptcy and the abandonment of the franchise, or a change in control. The TRS lessee is responsible for making all payments under the applicable franchise agreement to the franchisor; however, we are required to guarantee the obligations under each of the franchise agreements. In addition, many of our existing franchise agreements provide the franchisor with a right of first offer in the event of certain sales or transfers of a hotel and provide the franchisor the right to approve a change in the management company who manages the hotel.

TRS Leases

In order for us to qualify as a REIT, neither our company nor any of our subsidiaries may directly or indirectly operate any of our hotels. The subsidiaries of the Operating Partnership, as the lessors, lease our hotels to our TRS lessees, which, in turn, are the parties to the existing management agreements with the third-party management companies at each of our hotels. The TRS leases contain the provisions that are described below. For the hotels that are acquired in the future, we intend for the leases to contain substantially similar provisions as to those described below; however, we may, in our discretion, alter any of these provisions with respect to any particular lease.

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

Maintenance and Modifications

Under each TRS lease, the TRS lessee may, at its expense, make additions, modifications or improvements to the hotel that it deems desirable, and that we approve. In addition, our TRS lessees are required, at their expense, to maintain the hotels in good order and repair, except for ordinary wear and tear, and to make repairs that may be necessary and appropriate to keep the hotel in good order and repair. Under the TRS lease, we are responsible for maintaining, at our cost, any underground utilities or structural elements, including the exterior walls and the roof of the hotel (excluding, among other things, windows and mechanical, electrical and plumbing systems). Each TRS lessee, when and as required to meet the standards of the applicable management agreement, any applicable hotel franchise agreement, or to satisfy the requirements of any lender, must establish an FF&E reserve in an amount equal to up to 5% of gross revenue for the purpose of periodically repairing, replacing or refurbishing the furnishings and equipment.

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

Ground Leases

As of December 31, 2018, 14 of our consolidated hotel properties and two of our unconsolidated hotel properties were subject to ground lease agreements that cover the land under the respective hotel properties. Additional information on the ground leases can be found in Note 12 to our accompanying consolidated financial statements.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "RLJ." For each quarterly period during the years ended December 31, 2018 and 2017, we paid a cash dividend of $0.33 per common share.

On December 31, 2018 and February 20, 2019, the closing price of our common shares as reported on the NYSE was $16.40 and $19.37, respectively.

Share Return Performance

The graph and the table set forth below assume $100 was invested on December 31, 2013 in RLJ Lodging Trust's common shares. The graph and the table compare the total shareholder return of our common shares against the cumulative total returns of the Standard & Poor's 500 Index ("S&P 500 Index") and the Dow Jones U.S. Select Real Estate Hotels Index ("Dow Jones US REIT Hotels Index") between December 31, 2013 and December 31, 2018. The graph assumes an initial investment of $100 in our common shares and in each of the indices, and it also assumes the reinvestment of dividends.

Name	Initial Investment at December 31, 2013	Value of Initial Investment at December 31, 2014	Value of Initial Investment at December 31, 2015	Value of Initial Investment at December 31, 2016	Value of Initial Investment at December 31, 2017	Value of Initial Investment at December 31, 2018
RLJ Lodging Trust	$100.00	$142.78	$96.77	$116.34	$110.92	$88.50
S&P 500 Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
Dow Jones US REIT Hotels Index	$100.00	$129.43	$94.00	$116.80	$124.66	$109.10
This performance graph shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Shareholder Information

At February 20, 2019, we had 185 holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than record holders. At February 20, 2019, there were 15 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for our common shares.

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

Unregistered Sales of Equity Securities

The Company did not sell any securities during the fiscal year ended December 31, 2018 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

As of December 31, 2018, the Company's board of trustees had authorized a share repurchase program up to a total of $440.0 million, which expired on February 28, 2019. On February 15, 2019, the Company's board of trustees approved a new share repurchase program, authorizing the repurchase of up to $250.0 million of our common shares from March 1, 2019 to February 28, 2020. During the year ended December 31, 2018, the Company repurchased and retired 1.2 million common shares for approximately $21.8 million in connection with its share repurchase program.

Additionally, during the year ended December 31, 2018, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the RLJ Lodging Trust 2015 Equity Incentive Plan (the "2015 Plan").

The following table summarizes all of the share repurchases during the year ended December 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2018 through January 31, 2018	3,453	$23.20	—	8,604,348
February 1, 2018 through February 28, 2018	17,578	$21.75	—	10,042,025
March 1, 2018 through March 31, 2018	—	$—	—	10,233,154
April 1, 2018 through April 30, 2018	1,605	$20.58	—	9,577,878
May 1, 2018 through May 31, 2018	22,836	$22.00	—	8,501,390
June 1, 2018 through June 30, 2018	—	$—	—	9,021,883
July 1, 2018 through July 31, 2018	1,297	$22.57	—	8,806,220
August 1, 2018 through August 31, 2018	85,601	$22.17	—	9,079,531
September 1, 2018 through September 30, 2018	—	$—	—	9,030,073
October 1, 2018 through October 31, 2018	15,938	$19.17	—	10,233,154
November 1, 2018 through November 30, 2018	321,195	$19.79	303,282	9,485,228
December 1, 2018 through December 31, 2018	859,275	$18.40	859,275	10,799,929
Total for the year ended December 31, 2018	1,328,778		1,162,557

(1)
The maximum number of shares that may yet be repurchased under the share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 6.    Selected Financial Data
The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements as of December 31, 2018 and 2017 and for the three years ended December 31, 2018, 2017 and 2016, and the related notes included elsewhere in this Annual Report on Form 10-K.

The selected financial information as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 has been derived from our audited historical financial statements.

	For the year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except share and per share data)
Statements of Operations Data:
Revenues
Room revenue	$1,473,047	$1,146,882	$1,010,637	$985,361	$969,402
Other property revenue	288,177	209,379	149,358	150,979	139,795
Total revenues	1,761,224	1,356,261	1,159,995	1,136,340	1,109,197
Expenses
Room expense	364,820	270,729	228,656	220,101	213,071
Other property expense	712,409	541,142	439,453	437,545	433,274
Total property operating expenses	1,077,229	811,871	668,109	657,646	646,345
Depreciation and amortization	241,641	186,993	162,500	156,226	144,294
Impairment loss	—	—	—	1,003	9,200
Property tax, insurance and other	135,059	91,406	77,281	76,682	71,443
General and administrative	49,195	40,453	31,516	37,810	41,671
Transaction costs	2,057	44,398	192	3,058	4,850
Total operating expenses	1,505,181	1,175,121	939,598	932,425	917,803
Interest income, other income and other gains, net	13,678	5,926	1,998	3,161	2,688
Interest expense	(101,643)	(78,322)	(58,820)	(54,788)	(56,810)
Gain on sale of hotel properties, net	30,941	8,980	45,929	28,398	353
Income before equity in income from unconsolidated joint ventures and income tax (expense) benefit	199,019	117,724	209,504	180,686	137,625
Equity in income from unconsolidated joint ventures	636	133	—	—	—
Income tax (expense) benefit	(8,793)	(42,118)	(8,190)	39,126	(1,145)
Net income	190,862	75,739	201,314	219,812	136,480
Net income attributable to noncontrolling interests	(2,219)	(904)	(962)	(1,591)	(1,039)
Preferred dividends	(25,115)	(8,372)	—	—	—
Net income attributable to common shareholders	$163,528	$66,463	$200,352	$218,221	$135,441

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands, except share and per share data)
Balance Sheet Data:
Investment in hotel properties, net	$5,378,651	$5,791,925	$3,368,674	$3,674,999	$3,518,803
Cash and cash equivalents	$320,147	$586,470	$456,672	$134,192	$262,458
Total assets	$6,005,097	$6,794,805	$4,023,393	$3,972,942	$4,118,727
Total debt	$2,202,676	$2,880,488	$1,582,715	$1,575,486	$1,548,095
Total liabilities	$2,508,156	$3,224,527	$1,788,116	$1,772,418	$1,740,243
Total equity	$3,496,941	$3,570,278	$2,235,277	$2,200,524	$2,378,484
Per Common Share Data:
Basic net income per share	$0.93	$0.47	$1.61	$1.69	$1.06
Diluted net income per share (1)	$0.93	$0.47	$1.61	$1.68	$1.05
Weighted-average common shares outstanding — basic	174,225,130	140,616,838	123,651,003	128,444,469	127,360,669
Weighted-average common shares outstanding — diluted (1)	174,316,405	140,694,049	123,879,007	128,967,754	128,293,843
Dividends declared per common share	$1.32	$1.32	$1.32	$1.32	$1.04

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements, the related notes included thereto, and Item 1A., "Risk Factors", all of which appear elsewhere in this Annual Report on Form 10-K.

Overview

We are a self-advised and self-administered Maryland REIT that owns primarily premium-branded, high-margin, focused-service and compact full-service hotels. Our hotels are concentrated in markets that we believe exhibit multiple demand generators and attractive long-term growth prospects. We believe premium-branded, focused-service and compact full-service hotels with these characteristics generate high levels of RevPAR, strong operating margins and attractive returns.

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

As we look at factors that could impact our business, we find that the consumer is generally in good financial health, job creation remains positive, and an increase in wages is adding to consumers' disposable income. While geopolitical and global economic uncertainty still exists and interest rates are rising, we remain cautiously optimistic that positive employment trends, high consumer confidence, and elevated corporate sentiment will continue to drive economic expansion in the U.S. and generate positive lodging demand and RevPAR growth for the industry. However, in light of accelerating supply and signs of slowing economic growth, RevPAR growth is likely to be moderate. Low unemployment rates can impact the cost of labor through higher wages and benefits, which negatively impact our financial and operating results.

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

As of December 31, 2018, we owned 151 hotel properties with approximately 28,800 rooms, located in 25 states and the District of Columbia. We owned, through wholly-owned subsidiaries, a 100% interest in 147 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 149 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 150 of the 151 hotel properties to our TRS, of which we own a controlling financial interest.

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

Our operating costs and expenses consist of the costs to provide hotel services, including room expense, food and beverage expense, management and franchise fees and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and the associated labor costs. Other operating expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance and utility costs. Our hotels that are subject to franchise agreements are charged a royalty fee, plus additional fees for marketing, central reservation systems and other franchisor costs, in order for the hotel properties to operate under the respective brands. Franchise fees are based on a percentage of room revenue and for certain hotels additional franchise fees are charged for food and beverage revenue. Our hotels are managed by independent, third-party management companies under long-term agreements pursuant to which the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel property. We generally receive a cash distribution from the management companies on a monthly basis, which reflects hotel-level sales less hotel-level operating expenses.

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

ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel property level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 83.6% of our total revenues for the year ended December 31, 2018, and it is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.

We also use non-GAAP measures such as FFO, Adjusted FFO, EBITDA, EBITDAre and Adjusted EBITDA to evaluate the operating performance of our business. For a more in depth discussion of the non-GAAP measures, please refer to the "Non-GAAP Financial Measures" section.

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

•	Supply — The development of new hotels is driven largely by construction costs, the availability of financing, the expected performance of existing hotels and other lodging options.
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

•	Revenues — Substantially all of our revenues are derived from the operation of hotels. Specifically, our revenues are comprised of:

◦	Room revenue — Occupancy and ADR are the major drivers of room revenue. Room revenue accounts for the majority of our total revenues.

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

•	Property Operating Expenses — The components of our property operating expenses are as follows:

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

◦
Management and franchise fee expense — A base management fee is computed as a percentage of gross hotel revenues. An incentive management fee is typically paid when the hotel's operating income exceeds certain thresholds, and it is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. A franchise fee is computed as a percentage of room revenue, plus an additional percentage of room revenue for marketing, central reservation systems and other franchisor costs. Certain hotels will also pay an additional franchise fee which is computed as a percentage of food and beverage revenue. For a more in depth discussion of the management and franchise fees, please refer to the "Our Hotel Properties — Management Agreements" and "Our Hotel Properties — Franchise Agreements" sections.

◦
Other operating expense — These expenses include labor and other costs associated with the sources of our other revenue, as well as the labor and other costs associated with the administrative departments, sales and marketing, repairs and maintenance, and utility costs at the hotel properties.

Most categories of variable operating expenses, including labor costs, fluctuate with changes in occupancy. Increases in occupancy are accompanied by increases in most categories of variable operating expenses, while increases in ADR typically only result in increases in certain categories of operating costs and expenses, such as management fees, franchise fees, travel agency commissions, and credit card processing fees, all of which are based on hotel revenues. Therefore, changes in ADR have a more significant impact on operating margins than changes in occupancy.

2018 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. During the year ended December 31, 2018, the following significant activities took place:

•
In January 2018, we modified our $400.0 million term loan initially due in 2019, our $225.0 million term loan initially due in 2019, and our $150 million term loan due in 2022. We extended the maturity for both the $400.0 million term loan and the $225.0 million term loan to January 2023, and we improved the overall pricing for each of the modified term loans.

•	In February 2018, we sold the Embassy Suites Boston Marlborough in Marlborough, Massachusetts for $23.7 million.

•	In March 2018, we completed the early redemption of the senior secured notes in full for an aggregate principal amount of $524.0 million.

•	In March 2018, we sold the Sheraton Philadelphia Society Hill Hotel in Philadelphia, Pennsylvania for $95.5 million.

•	In July 2018, we sold the Embassy Suites Napa Valley in Napa, California for $102.0 million.

•	In August 2018, we sold the DoubleTree Hotel Columbia in Columbia, Maryland for $12.9 million.

•	In August 2018, we sold The Vinoy Renaissance St. Petersburg Resort & Golf Club in St. Petersburg, Florida for $185.0 million.

•	In September 2018, we sold the DoubleTree by Hilton Burlington Vermont in Burlington, Vermont for $35.0 million.

•	In October 2018, we sold the Holiday Inn San Francisco - Fisherman's Wharf in San Francisco, California for $75.3 million.

•	In November 2018, we repaid an $85.0 million mortgage loan that encumbered one hotel property.

•
We repurchased and retired 1.2 million common shares for approximately $21.8 million at an average price per share of $18.76. Since we announced our share repurchase program in 2015, we have repurchased and retired 9.9 million common shares for approximately $262.9 million. As of December 31, 2018, we had $177.1 million of remaining capacity under the share repurchase program.

•	We declared cash dividends of $1.95 on each Series A Cumulative Convertible Preferred Share for the year.

•	We declared cash dividends of $1.32 per common share for the year.

Results of Operations

At December 31, 2018, 2017 and 2016 we owned 151, 158 and 122 hotel properties, respectively.  Based on when a hotel property is acquired, sold, or closed for renovation, the operating results for certain hotel properties are not comparable for the years ended December 31, 2018, 2017 and 2016.

For the comparison between the years ended December 31, 2018 and 2017, the non-comparable properties include 37 hotel properties that were acquired in the merger with FelCor on August 31, 2017, and eight dispositions that were completed between January 1, 2017 and December 31, 2018.

For the comparison between the years ended December 31, 2017 and 2016, the non-comparable properties include 37 hotel properties that were acquired in the merger with FelCor on August 31, 2017, and five dispositions that were completed between January 1, 2016 and December 31, 2017.

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017

	For the year ended December 31,
	2018	2017	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$1,473,047	$1,146,882	$326,165	28.4%
Food and beverage revenue	205,518	157,672	47,846	30.3%
Other revenue	82,659	51,707	30,952	59.9%
Total revenues	1,761,224	1,356,261	404,963	29.9%
Expenses
Operating expenses
Room expense	364,820	270,729	94,091	34.8%
Food and beverage expense	157,156	113,914	43,242	38.0%
Management and franchise fee expense	138,143	122,633	15,510	12.6%
Other operating expense	417,110	304,595	112,515	36.9%
Total property operating expenses	1,077,229	811,871	265,358	32.7%
Depreciation and amortization	241,641	186,993	54,648	29.2%
Property tax, insurance and other	135,059	91,406	43,653	47.8%
General and administrative	49,195	40,453	8,742	21.6%
Transaction costs	2,057	44,398	(42,341)	(95.4)%
Total operating expenses	1,505,181	1,175,121	330,060	28.1%
Other income	2,791	269	2,522	—%
Interest income	4,891	2,987	1,904	63.7%
Interest expense	(101,643)	(78,322)	(23,321)	29.8%
Gain on sale of hotel properties, net	30,941	8,980	21,961	—%
Gain on extinguishment of indebtedness, net	5,996	—	5,996	100.0%
Gain on settlement of an investment in loan	—	2,670	(2,670)	(100.0)%
Income before equity in income from unconsolidated joint ventures	199,019	117,724	81,295	69.1%
Equity in income from unconsolidated joint ventures	636	133	503	—%
Income before income tax expense	199,655	117,857	81,798	69.4%
Income tax expense	(8,793)	(42,118)	33,325	(79.1)%
Net income	190,862	75,739	115,123	—%
Net income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(17)	(117)	100	(85.5)%
Noncontrolling interest in the Operating Partnership	(719)	(291)	(428)	—%
Preferred distributions - consolidated joint venture	(1,483)	(496)	(987)	—%
Net income attributable to RLJ	188,643	74,835	113,808	—%
Preferred dividends	(25,115)	(8,372)	(16,743)	—%
Net income attributable to common shareholders	$163,528	$66,463	$97,065	—%

Revenues

Total revenues increased $405.0 million, or 29.9%, to $1.76 billion for the year ended December 31, 2018 from $1.36 billion for the year ended December 31, 2017. The increase was a result of a $326.2 million increase in room revenue, a $47.8 million increase in food and beverage revenue, and a $31.0 million increase in other revenue.

Room Revenue

Room revenue increased $326.2 million, or 28.4%, to $1.47 billion for the year ended December 31, 2018 from $1.15 billion for the year ended December 31, 2017.  The increase was a result of a $338.0 million increase in room revenue attributable to the non-comparable properties, which was partially offset by an $11.8 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 1.3% decrease in RevPAR, led by RevPAR decreases in our Louisville, Houston, and Austin markets of 14.6%, 6.9% and 6.2%, respectively, which were partially offset by RevPAR increases in our Northern California, Chicago, and New York City markets of 5.7%, 4.8% and 1.4%, respectively.

The following are the key hotel operating statistics for the comparable properties owned at December 31, 2018 and 2017, respectively:

	For the year ended December 31,
	2018	2017	% Change
Number of comparable properties (at end of period)	121	121	—
Occupancy	77.1%	77.9%	(1.0)%
ADR	$166.01	$166.39	(0.2)%
RevPAR	$127.96	$129.59	(1.3)%

Food and Beverage Revenue

Food and beverage revenue increased $47.8 million, or 30.3%, to $205.5 million for the year ended December 31, 2018 from $157.7 million for the year ended December 31, 2017. The increase was a result of a $51.4 million increase in food and beverage revenue attributable to the non-comparable properties, which was partially offset by a $3.5 million decrease in food and beverage revenue attributable to the comparable properties.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees, increased $31.0 million, or 59.9%, to $82.7 million for the year ended December 31, 2018 from $51.7 million for the year ended December 31, 2017.  The increase was due to a $29.6 million increase in other revenue attributable to the non-comparable properties and a $1.4 million increase in other revenue attributable to the comparable properties.

Property Operating Expenses

Property operating expenses increased $265.4 million, or 32.7%, to $1.08 billion for the year ended December 31, 2018 from $811.9 million for the year ended December 31, 2017. The increase was due to a $258.5 million increase in property operating expenses attributable to the non-comparable properties and a $6.8 million increase in property operating expenses attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at December 31, 2018 and 2017, respectively, were as follows (in thousands):

	For the year ended December 31,
	2018	2017	$ Change	% Change
Room expense	$222,172	$216,720	$5,452	2.5%
Food and beverage expense	78,829	77,528	1,301	1.7%
Management and franchise fee expense	108,726	110,014	(1,288)	(1.2)%
Other operating expense	236,610	235,257	1,353	0.6%
Total property operating expenses	$646,337	$639,519	$6,818	1.1%

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

Depreciation and Amortization

Depreciation and amortization expense increased $54.6 million, or 29.2%, to $241.6 million for the year ended December 31, 2018 from $187.0 million for the year ended December 31, 2017. The increase was a result of a $51.7 million increase in depreciation and amortization expense attributable to the non-comparable properties and a $3.0 million increase in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $43.7 million, or 47.8%, to $135.1 million for the year ended December 31, 2018 from $91.4 million for the year ended December 31, 2017.  The increase was primarily attributable to a $39.8 million increase in property tax, insurance and other expense attributable to the non-comparable properties and a $3.8 million increase in property tax, insurance and other expense attributable to the comparable properties. The increase in property tax, insurance and other expense attributable to the non-comparable properties includes property tax reassessments in certain jurisdictions as a result of the merger with FelCor.

General and Administrative

General and administrative expense increased $8.7 million, or 21.6%, to $49.2 million for the year ended December 31, 2018 from $40.5 million for the year ended December 31, 2017.  The increase in general and administrative expense was primarily attributable to our larger operating platform as a result of the merger with FelCor, which included an increase of $3.6 million in professional fees and other general and administrative costs and a $2.3 million increase in compensation expense. The increase in compensation expense for the year ended December 31, 2018 was due to an increase in salary, bonus, and other employee compensation costs, which includes the accelerated vesting of restricted share awards as a result of our former President and Chief Executive Officer retiring in August 2018. The remaining increase in general and administrative expense was due to an increase of $2.8 million related to expenses that were outside of the normal course of operations, including debt modification costs, executive transition costs, and professional fees incurred related to an activist shareholder defense, all of which were partially offset by receipts of prior year employee tax credits.

Transaction Costs

Transaction costs decreased $42.3 million, or 95.4%, to $2.1 million for the year ended December 31, 2018 from $44.4 million for the year ended December 31, 2017.  The decrease in transaction costs in 2018 was attributable to a decrease of approximately $42.5 million in transaction and integration costs related to the merger with FelCor in 2017, which was partially offset by approximately $0.2 million in transaction costs that we incurred as a result of the higher volume of asset disposition transactions that occurred during the year ended December 31, 2018.

Interest Expense

The components of our interest expense for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	For the year ended December 31,
	2018	2017	$ Change	% Change
Senior Notes	$28,428	$15,918	$12,510	78.6%
Revolver and Term Loans	43,458	39,262	4,196	10.7%
Mortgage loans	26,253	19,643	6,610	33.7%
Amortization of deferred financing costs	3,504	3,499	5	0.1%
Total interest expense	$101,643	$78,322	$23,321	29.8%

Interest expense increased $23.3 million, or 29.8%, to $101.6 million for the year ended December 31, 2018 from $78.3 million for the year ended December 31, 2017.  The increase in interest expense was primarily due to the impact of assuming the senior notes and mortgage loans in the merger with FelCor in 2017, along with the outstanding borrowings under the Revolver during the year ended December 31, 2018. The increase in interest expense was partially offset by the redemption of the senior secured notes in March 2018, the payoff of the Revolver in August 2018, and the payoff of an $85.0 million mortgage loan that encumbered one hotel property in November 2018.

Gain on Sale of Hotel Properties, net

During the year ended December 31, 2018, we recognized a net gain on the sale of hotel properties of $30.9 million, which was primarily due to a $30.3 million net gain from the sale of seven hotel properties and a parcel of land and a $0.7 million gain on sale as a result of satisfying certain post-closing obligations with respect to the sale of two hotel properties during the year ended December 31, 2016. During the year ended December 31, 2017, we recognized a net gain on the sale of hotel properties of $9.0 million, which was due to a $9.6 million gain on sale as a result of satisfying certain post-closing obligations with respect to the sale of two hotel properties during the year ended December 31, 2016 that was partially offset by a $0.6 million loss from the sale of one hotel property during the year ended December 31, 2017.

Gain on Extinguishment of Indebtedness, net

During the year ended December 31, 2018, we recognized a net gain on extinguishment of indebtedness of approximately $6.0 million. In March 2018, we recognized a $7.7 million gain on extinguishment of indebtedness, which was due to the early redemption of the senior secured notes. The gain on extinguishment of indebtedness related to the early redemption of the senior secured notes excludes $5.1 million related to two hotel properties that were sold during the year ended December 31, 2018, which is included in gain on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income. In July 2018, we recognized a $1.7 million loss on extinguishment of indebtedness, which was due to the early payoff of a mortgage loan that encumbered a hotel property that was sold during the year ended December 31, 2018.

Gain on Settlement of an Investment in Loan

During the year ended December 31, 2017, we recognized a gain on settlement of an investment in loan of approximately $2.7 million as a result of the investment in loan maturing in September 2017.

Income Taxes

As part of our structure, we own TRSs that are subject to U.S. federal and state income taxes. Income tax expense decreased $33.3 million, or 79.1%, to $8.8 million for the year ended December 31, 2018 from $42.1 million for the year ended December 31, 2017. The decrease in income tax expense was primarily due to a decrease in the U.S. corporate income tax rate to 21% for the year ended December 31, 2018 as compared to 35% for the year ended December 31, 2017.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

	For the year ended December 31,
	2017	2016	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$1,146,882	$1,010,637	$136,245	13.5%
Food and beverage revenue	157,672	111,691	45,981	41.2%
Other revenue	51,707	37,667	14,040	37.3%
Total revenues	1,356,261	1,159,995	196,266	16.9%
Expenses
Operating expenses
Room expense	270,729	228,656	42,073	18.4%
Food and beverage expense	113,914	79,589	34,325	43.1%
Management and franchise fee expense	122,633	118,210	4,423	3.7%
Other operating expense	304,595	241,654	62,941	26.0%
Total property operating expenses	811,871	668,109	143,762	21.5%
Depreciation and amortization	186,993	162,500	24,493	15.1%
Property tax, insurance and other	91,406	77,281	14,125	18.3%
General and administrative	40,453	31,516	8,937	28.4%
Transaction costs	44,398	192	44,206	—%
Total operating expenses	1,175,121	939,598	235,523	25.1%
Other income	269	303	(34)	(11.2)%
Interest income	2,987	1,695	1,292	76.2%
Interest expense	(78,322)	(58,820)	(19,502)	33.2%
Gain on sale of hotel properties, net	8,980	45,929	(36,949)	(80.4)%
Gain on settlement of an investment in loan	2,670	—	2,670	100.0%
Income before equity in income from unconsolidated joint ventures	117,724	209,504	(91,780)	(43.8)%
Equity in income from unconsolidated joint ventures	133	—	133	100.0%
Income before income tax expense	117,857	209,504	(91,647)	(43.7)%
Income tax expense	(42,118)	(8,190)	(33,928)	—%
Net income	75,739	201,314	(125,575)	(62.4)%
Net income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(117)	(55)	(62)	—%
Noncontrolling interest in the Operating Partnership	(291)	(907)	616	(67.9)%
Preferred distributions - consolidated joint venture	(496)	—	(496)	100.0%
Net income attributable to RLJ	74,835	200,352	(125,517)	(62.6)%
Preferred dividends	(8,372)	—	(8,372)	100.0%
Net income attributable to common shareholders	$66,463	$200,352	$(133,889)	(66.8)%

Revenues

Total revenues increased $196.3 million, or 16.9%, to $1.36 billion for the year ended December 31, 2017 from $1.16 billion for the year ended December 31, 2016. The increase was a result of a $136.2 million increase in room revenue, a $46.0 million increase in food and beverage revenue, and a $14.0 million increase in other revenue.

Room Revenue

Room revenue increased $136.2 million, or 13.5%, to $1.15 billion for the year ended December 31, 2017 from $1.01 billion for the year ended December 31, 2016.  The increase was a result of a $146.0 million increase in room revenue attributable to the non-comparable properties, which was partially offset by a $9.7 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 0.7% decrease in RevPAR, led by RevPAR decreases in our Louisville, Chicago and New York City markets of 5.6%, 5.5% and 3.8%, respectively, which were partially offset by RevPAR increases in our Southern California, South Florida and Washington, D.C. markets of 4.6%, 3.9% and 3.5%, respectively.

The following are the key hotel operating statistics for the comparable properties owned at December 31, 2017 and 2016, respectively:

	For the year ended December 31,
	2017	2016	% Change
Number of comparable properties (at end of period)	122	122	—
Occupancy	77.8%	78.2%	(0.5)%
ADR	$166.10	$166.62	(0.3)%
RevPAR	$129.27	$130.23	(0.7)%

Food and Beverage Revenue

Food and beverage revenue increased $46.0 million, or 41.2%, to $157.7 million for the year ended December 31, 2017 from $111.7 million for the year ended December 31, 2016. The increase was a result of a $47.1 million increase in food and beverage revenue attributable to the non-comparable properties, which was partially offset by a $1.1 million decrease in food and beverage revenue attributable to the comparable properties.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees, increased $14.0 million, or 37.3%, to $51.7 million for the year ended December 31, 2017 from $37.7 million for the year ended December 31, 2016.  The increase was due to a $14.7 million increase in other revenue attributable to the non-comparable properties, which was partially offset by a $0.7 million decrease in other revenue attributable to the comparable properties.

Property Operating Expenses

Property operating expenses increased $143.8 million, or 21.5%, to $811.9 million for the year ended December 31, 2017 from $668.1 million for the year ended December 31, 2016. The increase was due to a $136.9 million increase in property operating expense attributable to the non-comparable properties and a $6.9 million increase in property operating expense attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at December 31, 2017 and 2016, respectively, were as follows (in thousands):

	For the year ended December 31,
	2017	2016	$ Change	% Change
Room expense	$217,859	$214,368	$3,491	1.6%
Food and beverage expense	78,648	78,833	(185)	(0.2)%
Management and franchise fee expense	110,616	112,334	(1,718)	(1.5)%
Other operating expense	237,493	232,212	5,281	2.3%
Total property operating expenses	$644,616	$637,747	$6,869	1.1%

The increase in property operating expenses attributable to the comparable properties was related to higher room expense and other operating expense. Room expense and other operating expense fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs.  Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, decreased as a result of lower revenues at the comparable properties.

Depreciation and Amortization

Depreciation and amortization expense increased $24.5 million, or 15.1%, to $187.0 million for the year ended December 31, 2017 from $162.5 million for the year ended December 31, 2016. The increase was due to a $28.1 million increase in depreciation and amortization expense attributable to the non-comparable properties, which was partially offset by a $3.6 million decrease in depreciation and amortization expense attributable to the comparable properties as a result of furniture, fixtures and equipment at certain hotel properties that were fully depreciated in 2016.

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

General and Administrative

General and administrative expense increased $8.9 million, or 28.4%, to $40.5 million for the year ended December 31, 2017 from $31.5 million for the year ended December 31, 2016.  The increase in general and administrative expense was primarily attributable to an $8.0 million increase in compensation expense and a net increase of $1.0 million in other general and administrative costs, including legal fees and other professional fees and costs. The increase in compensation expense for the year ended December 31, 2017 was primarily due to an increase in salary, bonus, and other employee compensation costs and the impact of a $2.8 million benefit realized during the year ended December 31, 2016 from the forfeiture of restricted shares and performance units upon the resignation of our former President and Chief Executive Officer in 2016.

Transaction Costs

Transaction costs increased $44.2 million to $44.4 million for the year ended December 31, 2017 from $0.2 million for the year ended December 31, 2016.  The increase in transaction costs was attributable to approximately $38.4 million in transaction costs and $5.7 million in integration costs that we incurred related to the merger with FelCor.

Interest Expense

The components of our interest expense for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	For the year ended December 31,
	2017	2016	$ Change	% Change
Senior Notes	$15,918	$—	$15,918	100.0%
Revolver and Term Loans	39,262	38,849	413	1.1%
Mortgage loans	19,643	16,006	3,637	22.7%
Amortization of deferred financing costs	3,499	3,965	(466)	(11.8)%
Total interest expense	$78,322	$58,820	$19,502	33.2%

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

Gain on Sale of Hotel Properties, net

During the year ended December 31, 2017, we recognized a net gain on the sale of hotel properties of $9.0 million, which was due to a $9.6 million gain on sale as a result of satisfying certain post-closing obligations with respect to the sale of two hotel properties during the year ended December 31, 2016 that was partially offset by a $0.6 million loss from the sale of one hotel property during the year ended December 31, 2017. During the year ended December 31, 2016, we recognized a net gain on the sale of hotel properties of $45.9 million, which was due to the sale of four hotel properties.

Gain on Settlement of an Investment in Loan

During the year ended December 31, 2017, we recognized a gain on settlement of an investment in loan of approximately $2.7 million as a result of the investment in loan maturing in September 2017.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the year ended December 31,
	2018	2017	2016
Net income	$190,862	$75,739	$201,314
Preferred dividends	(25,115)	(8,372)	—
Preferred distributions - consolidated joint venture	(1,483)	(496)	—
Depreciation and amortization	241,641	186,993	162,500
Gain on sale of hotel properties, net	(30,941)	(8,980)	(45,929)
Noncontrolling interest in consolidated joint ventures	(17)	(117)	(55)
Adjustments related to consolidated joint ventures (1)	(307)	(193)	(152)
Adjustments related to unconsolidated joint ventures (2)	2,644	900	—
FFO	377,284	245,474	317,678
Transaction costs	2,057	44,398	192
Gain on extinguishment of indebtedness, net	(5,996)	—	—
Gain on settlement of an investment in loan	—	(2,670)	—
Amortization of share-based compensation	12,251	10,607	5,990
Non-cash income tax expense	6,584	39,747	7,001
Other expenses (3)	3,558	1,591	1,851
Adjusted FFO	$395,738	$339,147	$332,712

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint ventures.

(2)	Includes our ownership interest of the depreciation and amortization expense of the unconsolidated joint ventures.

(3)
Represents income and expenses outside of the normal course of operations, including debt modification costs, debt extinguishment costs, the accelerated amortization of deferred financing costs, hurricane-related costs that were not reimbursed by insurance, executive transition costs, receipts of prior year employee tax credits and activist shareholder costs.

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

We also present Adjusted EBITDA, which includes additional adjustments for items such as gains or losses on extinguishment of indebtedness, transaction costs, the amortization of share-based compensation, and certain other income or expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA and EBITDAre, is beneficial to an investor’s understanding of our operating performance. We previously presented Adjusted EBITDA in a similar manner, with the exception of the adjustments for noncontrolling interests in consolidated joint ventures, which totaled approximately $0.1 million for each of the years ended December 31, 2017 and 2016. The rationale for including 100% of Adjusted EBITDA for the consolidated joint ventures with noncontrolling interests is that the full amount of any debt for the consolidated joint ventures is reported in our consolidated balance sheet and the metrics using debt to EBITDA provide a better understanding of the Company’s leverage. This is also consistent with NAREIT’s definition of EBITDAre.

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the year ended December 31,
	2018	2017	2016
Net income	$190,862	$75,739	$201,314
Depreciation and amortization	241,641	186,993	162,500
Interest expense, net (1)	96,752	76,703	58,793
Income tax expense	8,793	42,118	8,190
Adjustments related to unconsolidated joint ventures (2)	3,152	1,072	—
EBITDA	541,200	382,625	430,797
Gain on sale of hotel properties, net	(30,941)	(8,980)	(45,929)
EBITDAre	510,259	373,645	384,868
Transaction costs	2,057	44,398	192
Gain on extinguishment of indebtedness, net	(5,996)	—	—
Gain on settlement of an investment in loan	—	(2,670)	—
Amortization of share-based compensation	12,251	10,607	5,990
Other expenses (3)	3,558	1,591	1,528
Adjusted EBITDA	$522,129	$427,571	$392,578

(1)	Excludes amounts attributable to investment in loans of $1.4 million and $1.7 million for the years ended December 31, 2017 and 2016, respectively.

(2)	Includes our ownership interest of the interest, depreciation, and amortization expense of the unconsolidated joint ventures.

(3)
Represents income and expenses outside of the normal course of operations, including debt modification costs, debt extinguishment costs, hurricane-related costs that were not reimbursed by insurance, executive transition costs, receipts of prior year employee tax credits, and activist shareholder costs.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of the funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•	recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	distributions necessary to qualify for taxation as a REIT; and

•	corporate and other general and administrative expenses.

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances, short-term borrowings under our Revolver, of which $600.0 million was available at December 31, 2018, proceeds from the sale of hotel properties, and proceeds from public offerings of common shares.

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

Sources and Uses of Cash

As of December 31, 2018, we had $384.8 million of cash, cash equivalents, and restricted cash reserves as compared to $659.1 million at December 31, 2017.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $394.8 million, $260.6 million, and $331.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2018, 2017 and 2016.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $277.1 million for the year ended December 31, 2018 primarily due to $475.1 million of net cash proceeds from the sale of hotel properties, partially offset by $197.3 million in routine capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $65.0 million for the year ended December 31, 2017 primarily due to $180.3 million of net cash proceeds from the sale of hotel properties and $12.8 million in proceeds from the settlement of an investment in loan. The net cash flow provided by investing activities was partially offset by $103.0 million in routine capital improvements and additions to our hotel properties, and cash consideration, net of cash, cash equivalents, and restricted cash reserves acquired, of $24.9 million for the acquisition of FelCor.

The net cash flow provided by investing activities totaled $185.1 million for the year ended December 31, 2016 primarily due to $269.2 million of net cash proceeds from the sale of hotel properties. The net cash flow provided by investing activities was partially offset by $83.8 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $946.2 million for the year ended December 31, 2018 primarily due to a payment of $539.0 million to redeem the senior secured notes, $257.3 million in distributions to shareholders and unitholders, $113.1 million in repayments of mortgage loans, $21.8 million paid to repurchase common shares under a share repurchase program, $6.3 million in scheduled mortgage loans principal payments, $3.6 million in deferred financing cost payments, and $3.6 million paid to repurchase common shares to satisfy employee tax withholding requirements.

The net cash flow used in financing activities totaled $190.4 million for the year ended December 31, 2017 primarily due to $177.0 million in distributions to shareholders and unitholders, $4.8 million in scheduled mortgage loans principal payments, $3.1 million paid to repurchase common shares to satisfy employee tax withholding requirements, $2.6 million paid to repurchase common shares under a share repurchase program, and $1.6 million in deferred financing cost payments.

The net cash flow used in financing activities totaled $182.3 million for the year ended December 31, 2016 primarily due to $165.2 million in distributions to shareholders and unitholders, $13.3 million paid to repurchase common shares under a share repurchase program, $5.5 million paid to repurchase common shares to satisfy employee tax withholding requirements, $5.4 million in deferred financing cost payments, and $3.7 million in scheduled mortgage loans principal payments. The net cash flow used in financing activities was partially offset by $11.0 million in additional mortgage loan debt.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2018, approximately $62.0 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of December 31, 2018, we owned 50% interests in joint ventures that owned two hotel properties. We own more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. The Company also owned 50% interests in joint ventures that owned real estate and a condominium management business that are associated with two of our resort hotel properties. None of our trustees, officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $21.0 million of non-recourse mortgage debt, of which our pro rata portion was $10.5 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity's obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044 and 2094.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2018 (in thousands):

Obligations and Commitments	2019 (2)	2020	2021	2022	2023	Thereafter	Total
Senior Notes and interest (1)	$28,500	$28,500	$28,500	$28,500	$28,500	$515,375	$657,875
Mortgage loans and interest (1)	310,583	14,700	96,766	146,216	—	—	568,265
Revolver and Term Loans and interest (1)	37,658	37,658	429,085	170,881	626,431	—	1,301,713
Ground rent	9,013	9,023	9,034	9,058	9,107	533,789	579,024
Operating lease obligations	2,187	2,234	2,806	1,160	1,176	23,858	33,421
	$387,941	$92,115	$566,191	$355,815	$665,214	$1,073,022	$3,140,298

(1)	Amounts include principal and interest payments. The interest payments are based on the interest rate at December 31, 2018, giving consideration to the effect of interest rate swaps, if applicable.

(2)	Excludes a payment of $45.6 million in February 2019 to fully redeem the preferred equity under the EB-5 Immigrant Investor Program.

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

Investment in Hotel Properties

Our acquisitions generally consist of land, land improvements, buildings, building improvements, FF&E, and inventory. We may also acquire intangible assets or liabilities related to in-place leases, management agreements, franchise agreements, and advanced bookings.  We allocate the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. We determine the fair value by using market data and independent appraisals available to us and making numerous estimates and assumptions. Transaction costs are expensed for acquisitions that are considered business combinations and capitalized for asset acquisitions.

Our investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings, and three to five years for FF&E. Maintenance and repairs are expensed and major renewals or improvements to the hotel properties are capitalized. Indirect project costs, including interest, salaries and benefits, travel and other related costs that are directly attributable to the development, are also capitalized. Upon the sale or disposition of a hotel property, the asset and related accumulated depreciation accounts are removed and the related gain or loss is included in the gain or loss on sale of hotel properties in the consolidated statements of operations and comprehensive income. A sale or disposition of a hotel property that represents a strategic shift that has or will have a major effect on our operations and financial results is presented as discontinued operations in the consolidated statements of operations and comprehensive income.

In accordance with the guidance on impairment or disposal of long-lived assets, we do not consider the "held for sale" classification on the consolidated balance sheet until it is expected to qualify for recognition as a completed sale within one year and the other requisite criteria for such classification have been met.  We do not depreciate assets so long as they are classified as held for sale.  Upon designation as held for sale and quarterly thereafter, we review the realizability of the carrying value, less costs to sell, in accordance with the guidance.  Any such adjustment to the carrying value is recorded as an impairment loss.

We assess the carrying value of our investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  The recoverability is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated from the operations and the eventual disposition of the hotel properties over the estimated hold period, which take into account current market conditions and our intent with respect to holding or disposing of the hotel properties.  If our analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general, including discount rates, terminal capitalization rates, average daily rates, occupancy rates, operating expenses and capital expenditures, and our intent with respect to holding or disposing of the underlying hotel properties.

Revenue

Our revenues consist of room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees). A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. Our contracts generally have a single performance obligation, such as renting a hotel room to a customer, or providing food and beverage to a customer, or providing a hotel property-related good or service to a customer. Our performance obligations are generally satisfied at a point in time.

We allocate revenue to the performance obligation based on its relative standalone selling price. We determine the standalone selling price based on the price we charge each customer for the use or consumption of the promised good or service.

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

Hotel and other receivables are recognized on the consolidated balance sheets when we have provided a good or service to the customer and we are waiting for the customer to submit consideration to us. Advance deposits and deferred revenue are recognized on the consolidated balance sheets when cash payments are received prior to the satisfaction of a performance obligation. Advance deposits and deferred revenue consist of amounts that are refundable and non-refundable to the customer. The advance deposits and deferred revenue are recognized as revenue in the consolidated statements of operations and comprehensive income when we satisfy our performance obligation to the customer.

We record an allowance for doubtful accounts based on our best estimate of the amount of probable credit losses in the existing accounts receivable portfolio. We recognize increases to the allowance for doubtful accounts as bad debt expense. The allowance for doubtful accounts is calculated as a percentage of the aged accounts receivable based on our historical collection activity and our understanding of the circumstances related to a specific receivable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2018, we had approximately $1.6 billion of total variable rate debt outstanding (or 71.3% of total indebtedness) with a weighted-average interest rate of 3.44% per annum.  After taking into consideration the effect of interest rate swaps, $192.0 million (or 8.8% of total indebtedness) was subject to variable rates. As of December 31, 2018, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.9 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2018, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt (1)	$2,967	$3,361	$3,557	$140,386	$—	$475,000	$625,271
Weighted-average interest rate	5.01%	5.01%	5.01%	5.01%	—%	6.00%	5.76%
Variable rate debt (1)	$290,250	$—	$485,000	$150,000	$625,000	$—	$1,550,250
Weighted-average interest rate (2)	4.07%	—%	3.37%	3.08%	3.30%	—%	3.44%
Total (3)	$293,217	$3,361	$488,557	$290,386	$625,000	$475,000	$2,175,521

(1)	Excludes $5.8 million and $0.4 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.

(2)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

(3)	Excludes a total of $33.4 million related to fair value adjustments on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements.  As of December 31, 2018, the estimated fair value of our fixed rate debt was $646.0 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $31.0 million.

Item 8.    Financial Statements and Supplementary Data

Refer to the Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, the Company's disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                     Other information

None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2018, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:
(1)   Financial Statements — Refer to the Index to Financial Statements on page F-1
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

10.10	RLJ Lodging Trust 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-203947) filed on May 7, 2015)
10.11	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on May 5, 2011)
10.12	Form of Restricted Share Agreement for Trustees (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on May 5, 2011)
10.13	Form of Non-Qualified Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on April 13, 2011)
10.14	Form of Share Units Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on April 13, 2011)
10.15
Employment Agreement, dated as of May 14, 2015, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Robert L. Johnson (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 20, 2015)

10.16
Employment Agreement, dated as of August 22, 2016, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 26, 2016)

10.17
Employment Agreement, dated as of July 16, 2018, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., and Sean Mahoney (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 20, 2018).

10.18
Second Amended and Restated Credit Agreement, dated as of April 22, 2016, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 28, 2016)

10.19
First Amendment to Second Amended and Restated Credit Agreement, dated as of August 31, 2017, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 1, 2017)

10.20
Second Amendment to Second Amended and Restated Credit Agreement, dated January 25, 2018, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 31, 2018)

10.21
Second Amended and Restated Guaranty, dated as of April 22, 2016, by and among RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto and Wells Fargo Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 28, 2016)

10.22
Term Loan Agreement, dated as of November 20, 2012, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Capital One, N.A., as Documentation Agent, Raymond James, as Managing Agent, Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.23
First Amendment to Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.24
Second Amendment to Term Loan Agreement, dated as of June 1, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.25
Third Amendment to Term Loan Agreement, dated as of November 12, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.26
Fourth Amendment to Term Loan Agreement and First Amendment to Guaranty, dated as of April 22, 2016, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 28, 2016)

10.27
Fifth Amendment to Term Loan Agreement, dated August 31, 2017, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 1, 2017)

10.28
Sixth Amendment to Term Loan Agreement, dated January 25, 2018, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 31, 2018)

10.29
Additional Lender Supplement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.30
Guaranty, dated as of November 20, 2012, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.31
Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Compass Bank, an Alabama Banking Corporation, and U.S. Bank National Association, as Documentation Agents, and Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.32
Guaranty, dated as of August 27, 2013, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.33
First Amendment to Term Loan Agreement, dated as of June 1, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.34
Second Amendment to Term Loan Agreement, dated as of November 12, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.35
Additional Term Loan Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2014)

10.36
Additional Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 25, 2014)

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

_______________________________________________________________________________
 *Filed herewith

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2019.

RLJ LODGING TRUST
By:	/s/ LESLIE D. HALE
Leslie D. Hale President and Chief Executive Officer and Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. JOHNSON	Executive Chairman and Trustee	March 1, 2019
Robert L. Johnson
/s/ LESLIE D. HALE	President and Chief Executive Officer and Trustee (Principal Executive Officer)	March 1, 2019
Leslie D. Hale
/s/ SEAN M. MAHONEY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2019
Sean M. Mahoney
/s/ CHRISTOPHER A. GORMSEN	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2019
Christopher A. Gormsen
/s/ EVAN BAYH	Trustee	March 1, 2019
Evan Bayh
/s/ ARTHUR R. COLLINS	Trustee	March 1, 2019
Arthur R. Collins
/s/ NATHANIEL A. DAVIS	Trustee	March 1, 2019
Nathaniel A. Davis
/s/ PATRICIA L. GIBSON	Trustee	March 1, 2019
Patricia L. Gibson
/s/ ROBERT M. LA FORGIA	Trustee	March 1, 2019
Robert M. La Forgia
/s/ ROBERT J. MCCARTHY	Trustee	March 1, 2019
Robert J. McCarthy
/s/ GLENDA G. MCNEAL	Trustee	March 1, 2019
Glenda G. McNeal

Item 8.         Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of RLJ Lodging Trust:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of RLJ Lodging Trust and its subsidiaries (the "Company") as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
March 1, 2019

We have served as the Company’s auditor since 2001.

RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Investment in hotel properties, net	$5,378,651	$5,791,925
Investment in unconsolidated joint ventures	22,279	23,885
Cash and cash equivalents	320,147	586,470
Restricted cash reserves	64,695	72,606
Hotel and other receivables, net of allowance of $598 and $510, respectively	52,115	60,011
Deferred income tax asset, net	47,395	56,761
Intangible assets, net	52,448	133,211
Prepaid expense and other assets	67,367	69,936
Total assets	$6,005,097	$6,794,805
Liabilities and Equity
Debt, net	$2,202,676	$2,880,488
Accounts payable and other liabilities	203,833	225,664
Deferred income tax liability	2,766	5,547
Advance deposits and deferred revenue	25,411	30,463
Accrued interest	7,913	17,081
Distributions payable	65,557	65,284
Total liabilities	2,508,156	3,224,527

Commitments and Contingencies (Note 12)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at December 31, 2018 and 2017	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 174,019,616 and 174,869,046 shares issued and outstanding at December 31, 2018 and 2017, respectively	1,740	1,749
Additional paid-in capital	3,195,381	3,208,002
Accumulated other comprehensive income	16,195	8,846
Distributions in excess of net earnings	(150,476)	(82,566)
Total shareholders’ equity	3,429,776	3,502,967
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	11,908	11,700
Noncontrolling interest in the Operating Partnership	10,827	11,181
Total noncontrolling interest	22,735	22,881
Preferred equity in a consolidated joint venture, liquidation value of $45,544 and $45,430 at December 31, 2018 and 2017, respectively	44,430	44,430
Total equity	3,496,941	3,570,278
Total liabilities and equity	$6,005,097	$6,794,805

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2018	2017	2016
Revenues
Operating revenues
Room revenue	$1,473,047	$1,146,882	$1,010,637
Food and beverage revenue	205,518	157,672	111,691
Other revenue	82,659	51,707	37,667
Total revenues	1,761,224	1,356,261	1,159,995
Expenses
Operating expenses
Room expense	364,820	270,729	228,656
Food and beverage expense	157,156	113,914	79,589
Management and franchise fee expense	138,143	122,633	118,210
Other operating expense	417,110	304,595	241,654
Total property operating expenses	1,077,229	811,871	668,109
Depreciation and amortization	241,641	186,993	162,500
Property tax, insurance and other	135,059	91,406	77,281
General and administrative	49,195	40,453	31,516
Transaction costs	2,057	44,398	192
Total operating expenses	1,505,181	1,175,121	939,598
Other income	2,791	269	303
Interest income	4,891	2,987	1,695
Interest expense	(101,643)	(78,322)	(58,820)
Gain on sale of hotel properties, net	30,941	8,980	45,929
Gain on extinguishment of indebtedness, net	5,996	—	—
Gain on settlement of an investment in loan	—	2,670	—
Income before equity in income from unconsolidated joint ventures	199,019	117,724	209,504
Equity in income from unconsolidated joint ventures	636	133	—
Income before income tax expense	199,655	117,857	209,504
Income tax expense	(8,793)	(42,118)	(8,190)
Net income	190,862	75,739	201,314
Net income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(17)	(117)	(55)
Noncontrolling interest in the Operating Partnership	(719)	(291)	(907)
Preferred distributions - consolidated joint venture	(1,483)	(496)	—
Net income attributable to RLJ	188,643	74,835	200,352
Preferred dividends	(25,115)	(8,372)	—
Net income attributable to common shareholders	$163,528	$66,463	$200,352

Basic per common share data:
Net income per share attributable to common shareholders	$0.93	$0.47	$1.61
Weighted-average number of common shares	174,225,130	140,616,838	123,651,003

Diluted per common share data:
Net income per share attributable to common shareholders	$0.93	$0.47	$1.61
Weighted-average number of common shares	174,316,405	140,694,049	123,879,007

Comprehensive income:
Net income	$190,862	$75,739	$201,314
Unrealized gain on interest rate derivatives	7,349	13,748	11,700
Comprehensive income	198,211	89,487	213,014
Comprehensive income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(17)	(117)	(55)
Noncontrolling interest in the Operating Partnership	(719)	(291)	(907)
Preferred distributions - consolidated joint venture	(1,483)	(496)	—
Comprehensive income attributable to RLJ	$195,992	$88,583	$212,052

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

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2017	12,879,475	$366,936	174,869,046	$1,749	$3,208,002	$(82,566)	$8,846	$11,181	$11,700	$44,430	$3,570,278
Net income	—	—	—	—	—	188,643	—	719	17	1,483	190,862
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	7,349	—	—	—	7,349
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(14)	—	—	(14)
Issuance of restricted stock	—	—	592,673	6	(6)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	12,769	—	—	—	—	—	12,769
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(166,221)	(2)	(3,583)	—	—	—	—	—	(3,585)
Shares acquired as part of a share repurchase program	—	—	(1,162,557)	(12)	(21,802)	—	—	—	—	—	(21,814)
Forfeiture of restricted stock	—	—	(113,325)	(1)	1	—	—	—	—	—	—
Contributions from joint venture partners	—	—	—	—	—	—	—	—	191	—	191
Distributions on preferred shares	—	—	—	—	—	(25,115)	—	—	—	—	(25,115)
Distributions on common shares and units	—	—	—	—	—	(231,438)	—	(1,059)	—	—	(232,497)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(1,483)	(1,483)
Balance at December 31, 2018	12,879,475	$366,936	174,019,616	$1,740	$3,195,381	$(150,476)	$16,195	$10,827	$11,908	$44,430	$3,496,941

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the year ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$190,862	$75,739	$201,314
Adjustments to reconcile net income to cash flow provided by operating activities:
Gain on sale of hotel properties, net	(30,941)	(8,980)	(45,929)
Gain on extinguishment of indebtedness, net	(5,996)	—	—
Gain on settlement of an investment in loan	—	(2,670)	—
Depreciation and amortization	241,641	186,993	162,500
Amortization of deferred financing costs	3,504	3,499	3,965
Other amortization	(3,081)	(2,098)	751
Equity in income from unconsolidated joint ventures	(636)	(133)	—
Distributions of income from unconsolidated joint ventures	2,591	1,900	—
Accretion of interest income on an investment in loan	—	(664)	(613)
Share grants to trustees	—	—	57
Amortization of share-based compensation	12,251	10,607	5,990
Deferred income taxes	8,384	40,140	6,994
Changes in assets and liabilities:
Hotel and other receivables, net	5,580	(5,686)	(263)
Prepaid expense and other assets	351	3,805	(5,162)
Accounts payable and other liabilities	(20,590)	(27,575)	2,870
Advance deposits and deferred revenue	82	(5,307)	328
Accrued interest	(9,168)	(8,975)	(1,439)
Net cash flow provided by operating activities	394,834	260,595	331,363
Cash flows from investing activities
Acquisition of FelCor, net of cash acquired	—	(24,883)	—
Proceeds from the sale of hotel properties, net	475,063	180,279	269,185
Improvements and additions to hotel properties	(197,320)	(102,989)	(83,780)
Additions to property and equipment	(279)	(219)	(283)
Contributions to unconsolidated joint ventures	(350)	—	—
Proceeds from the settlement of an investment in loan	—	12,792	—
Net cash flow provided by investing activities	277,114	64,980	185,122
Cash flows from financing activities
Borrowings under Revolver	300,000	—	51,000
Repayments under Revolver	(300,000)	—	(51,000)
Redemption of senior notes	(539,026)	(990)	—
Proceeds from mortgage loans	—	—	11,000
Scheduled mortgage loan principal payments	(6,335)	(4,770)	(3,651)
Repayments of mortgage loans	(113,137)	—	—
Repurchase of common shares under a share repurchase program	(21,814)	(2,610)	(13,271)
Repurchase of common shares to satisfy employee tax withholding requirements	(3,585)	(3,050)	(5,502)
Distributions on preferred shares	(25,115)	(6,279)	—
Distributions on common shares	(231,188)	(169,942)	(164,364)
Distributions on Operating Partnership units	(1,036)	(775)	(838)
Redemption of Operating Partnership units	(14)	—	—
Payments of deferred financing costs	(3,640)	(1,582)	(5,369)
Preferred distributions - consolidated joint venture	(1,483)	(496)	—
Contributions from joint venture partners	191	117	—
Distributions to joint venture partners	—	—	(259)
Net cash flow used in financing activities	(946,182)	(190,377)	(182,254)
Net change in cash, cash equivalents, and restricted cash reserves	(274,234)	135,198	334,231
Cash, cash equivalents, and restricted cash reserves, beginning of year	659,076	523,878	189,647
Cash, cash equivalents, and restricted cash reserves, end of year	$384,842	$659,076	$523,878
 The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Notes to the Consolidated Financial Statements

1. Organization

RLJ Lodging Trust (the "Company") was formed as a Maryland real estate investment trust ("REIT") on January 31, 2011. The Company is a self-advised and self-administered REIT that acquires primarily premium-branded, high-margin, focused-service and compact full-service hotels. The Company elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2011.

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2018, there were 174,792,809 units of limited partnership interest in the Operating Partnership (“OP units”) outstanding and the Company owned, through a combination of direct and indirect interests, 99.6% of the outstanding OP units.

As of December 31, 2018, the Company owned 151 hotel properties with approximately 28,800 rooms, located in 25 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 147 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 149 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 150 of the 151 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

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

Revenue

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which superseded or replaced nearly all GAAP revenue recognition guidance. The guidance established a new control-based revenue recognition model that changed the basis for deciding when revenue is recognized over time or at a point in time and expanded the disclosures about revenue. The guidance also applied to the sale of real estate, for which the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The Company adopted this standard on January 1, 2018 using the modified retrospective transition method. Accordingly, the Company's revenue beginning on January 1, 2018 is presented under ASC 606, while prior period revenue is reported under the accounting standards in effect for those historical periods. Based on the Company's assessment, the adoption of this standard did not have an impact to the Company's consolidated financial statements but it did result in additional disclosures in the notes to the consolidated financial statements. Refer to Note 8 for the Company's disclosures about revenue.

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

The Company allocates revenue to the performance obligation based on its relative standalone selling price. The Company determines the standalone selling price based on the price it charges each customer for the use or consumption of the promised good or service.

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

The timing of revenue recognition, billings, and cash collections results in the Company recognizing hotel and other receivables and advance deposits and deferred revenue on the consolidated balance sheet. Hotel and other receivables are recognized on the consolidated balance sheets when the Company has provided a good or service to the customer and is waiting for the customer to submit consideration to the Company. Advance deposits and deferred revenue are recognized on the consolidated balance sheets when cash payments are received in advance of the Company satisfying its performance obligation. Advance deposits and deferred revenue consist of amounts that are refundable and non-refundable to the customer. The advance deposits and deferred revenue are recognized as revenue in the consolidated statements of operations and comprehensive income when the Company satisfies its performance obligation to the customer.

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

The Company records an allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in the existing accounts receivable portfolio. The Company recognizes increases to the allowance for doubtful accounts as bad debt expense. The allowance for doubtful accounts is calculated as a percentage of the aged accounts receivable based on the Company's historical collection activity and its understanding of the circumstances related to a specific receivable.

Investment in Hotel Properties

The Company’s acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment ("FF&E"), and inventory. The Company may also acquire intangible assets or liabilities related to in-place leases, management agreements, franchise agreements, and advanced bookings.  The Company allocates the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. The Company estimates the fair values of the assets acquired and the liabilities assumed by using a combination of the market, cost and income approaches. The Company determines the fair value by using market data and independent appraisals available to us and making numerous estimates and assumptions, such as estimates of future income growth, capitalization rates, discount rates, capital expenditures and cash flow projections at the respective hotel properties. Transaction costs are expensed for acquisitions that are considered business combinations and capitalized for asset acquisitions.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarified the definition of a business by adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar identifiable asset(s), then the transaction is considered to be an asset acquisition (or disposition). As a result of this standard, the Company anticipates the majority of its hotel purchases will be considered asset acquisitions as opposed to business combinations, although the determination will be made on a transaction-by-transaction basis. Transaction costs associated with asset acquisitions will be capitalized rather than expensed as incurred. The Company adopted this guidance on January 1, 2018 on a prospective basis.

The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings, and three to five years for FF&E. Maintenance and repairs are expensed and major renewals or improvements to the hotel properties are capitalized. Indirect project costs, including interest, salaries and benefits, travel and other related costs that are directly attributable to the development, are also capitalized. Upon the sale or disposition of a hotel property, the asset and related accumulated depreciation accounts are removed and the related gain or loss is included in the gain or loss on sale of hotel properties in the consolidated statements of operations and comprehensive income. A sale or disposition of a hotel property that represents a strategic shift that has or will have a major effect on the Company's operations and financial results is presented as discontinued operations in the consolidated statements of operations and comprehensive income.

In accordance with the guidance on impairment or disposal of long-lived assets, the Company does not consider the "held for sale" classification on the consolidated balance sheet until it is expected to qualify for recognition as a completed sale within one year and the other requisite criteria for such classification have been met. The Company does not depreciate assets so long as they are classified as held for sale. Upon designation as held for sale and quarterly thereafter, the Company reviews the realizability of the carrying value, less costs to sell, in accordance with the guidance. Any such adjustment to the carrying value is recorded as an impairment loss.

The Company assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated from the operations and the eventual disposition of the hotel properties over the estimated hold period, which take into account current market conditions and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general, including discount rates, terminal capitalization rates, average daily rates, occupancy rates, operating expenses and capital expenditures, and the Company's intent with respect to holding or disposing of the underlying hotel properties.

Sale of Real Estate

ASU 2014-09 also applied to the sale of real estate, for which the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This guidance clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets, including real estate, and in substance nonfinancial assets, which are defined as assets or a group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. As a result of this guidance, sales and partial sales of real estate assets are accounted for similar to all other sales of nonfinancial and in substance nonfinancial assets. The Company adopted this guidance on January 1, 2018 using the modified retrospective transition method. Based on the Company's assessment, the adoption of this guidance did not have an impact on the Company's consolidated financial statements.

Investment in Unconsolidated Joint Ventures

If the Company determines that it does not have a controlling financial interest in a joint venture, either through a controlling financial interest in a variable interest entity or through the Company's voting interest in a voting interest entity, but the Company exercises significant influence over the operating and financial policies of the joint venture, the Company accounts for the joint venture using the equity method of accounting. Under the equity method of accounting, the Company's investment is adjusted each reporting period to recognize the Company's share of the net earnings or losses of the joint venture, plus any contributions to the joint venture, less any distributions received from the joint venture and any adjustment for impairment. In addition, the Company's share of the net earnings or losses of the joint venture is adjusted for the straight-line depreciation of the difference between the Company's basis in the investment in the unconsolidated joint venture as compared to the historical basis of the underlying net assets in the joint venture at the date of acquisition.

The Company assesses the carrying value of its investment in unconsolidated joint ventures whenever events or changes in circumstances may indicate that the carrying value of the investment exceeds its fair value on an other-than-temporary basis. When an impairment indicator is present, the Company will estimate the fair value of the investment, which will be determined by using internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. If the estimated fair value is less than the carrying value, and management determines that the decline in value is considered to be other-than-temporary, the Company will recognize an impairment loss on its investment in the joint venture.

The Company evaluates the nature of the distributions from each of its unconsolidated joint ventures in order to classify the distributions as either operating activities or investing activities in the consolidated statements of cash flows. Any cash distribution that is considered to be a distribution of the earnings of the unconsolidated joint venture is presented as an operating activity in the consolidated statements of cash flows. Any cash distribution that is considered to be a return of capital from the unconsolidated joint venture is presented as an investing activity in the consolidated statements of cash flows.

Intangible Assets

In a business combination, the Company may acquire intangible assets related to in-place leases, management agreements, franchise agreements, advanced bookings, and other intangible assets. The Company recognizes each of the intangible assets at fair value. The Company estimated the fair value of the intangible assets by using market data and independent appraisals, and by making numerous estimates and assumptions. The below market lease intangible assets are amortized over the remaining terms of the respective leases as adjustments to rental expense in property tax, insurance and other in the consolidated statements of operations and comprehensive income. The advanced bookings intangible assets are amortized over the duration of the hotel room and guest event reservations period at the respective hotel property to depreciation and amortization in the consolidated statements of operations and comprehensive income. The other intangible assets are amortized over the remaining non-cancelable term of the related agreement, or the useful life of the respective intangible asset, to depreciation and amortization in the consolidated statements of operations and comprehensive income.

The Company assesses the carrying value of the intangible assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the estimated undiscounted future cash flows, which take into account current market conditions and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models or third-party appraisals. The use of projected future cash flows is based on assumptions that are consistent with a market participant's future expectations for the travel industry and the economy in general, including discount rates, market rent, and the Company's intent with respect to holding or disposing of the underlying hotel properties.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments that mature three months or less when they are purchased. The Company maintains its cash at domestic banks, which, at times, may exceed the limits of the amounts insured by the Federal Deposit Insurance Corporation.

Restricted Cash Reserves

Restricted cash reserves consist of all cash that is required to be maintained in a reserve escrow account by a management agreement, franchise agreement, and/or a mortgage loan agreement for the replacement of FF&E and the funding of real estate taxes and insurance.

Hotel Receivables

Hotel receivables consist mainly of receivables due from hotel guests and meeting and banquet room rentals. The Company typically does not require collateral as ongoing credit evaluations are performed. An allowance for doubtful accounts is established against any receivable that is estimated to be uncollectible.

Deferred Financing Costs

Deferred financing costs are the costs incurred to obtain long-term financing. The deferred financing costs are recorded at cost and are amortized using the straight-line method, which approximates the effective interest method, over the respective term of the financing agreement and are included as a component of interest expense in the consolidated statements of operations and comprehensive income. The Company expenses unamortized deferred financing costs when the associated financing agreement is refinanced or repaid before the maturity date, unless certain criteria are met that would allow for the carryover of such costs to the refinanced agreement. The Company presents the deferred financing costs for its Term Loans (as defined in Note 9) and mortgage loans on the balance sheet as a direct deduction from the carrying amount of the respective debt liability, which is included in debt, net in the accompanying consolidated balance sheets. The Company presents the deferred financing costs for its unsecured revolving credit facility (the "Revolver") on the balance sheet as an asset, which is included in prepaid expense and other assets in the accompanying consolidated balance sheets.

For the years ended December 31, 2018, 2017 and 2016, approximately $3.5 million, $3.5 million and $4.0 million, respectively, of amortization expense was recorded as a component of interest expense in the consolidated statements of operations and comprehensive income.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $9.1 million, $6.2 million and $4.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in other operating expense in the consolidated statements of operations and comprehensive income.

Transaction Costs

The Company incurs costs during the review of potential hotel property acquisitions and dispositions, including legal fees and other professional service fees. In addition, if the Company completes a hotel property acquisition, the Company may incur transfer taxes and integration costs, including professional fees and employee-related costs. If the Company completes a hotel property acquisition that is considered to be an asset acquisition, the transaction costs are capitalized on the consolidated balance sheets. If the Company completes a hotel property acquisition that is considered to be a business combination, the transaction costs are expensed as incurred in the consolidated statements of operations and comprehensive income.

Derivative Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company utilizes a variety of borrowing vehicles, including the Revolver and medium and long-term financings. The Company reduces its risk to interest rate changes by following its established risk management policies and procedures, including the use of derivative financial instruments as part of its interest rate risk management strategy. The Company utilizes derivatives to manage, or hedge, interest rate risk. To mitigate the Company's exposure to interest rate changes, the Company uses interest rate derivative instruments, typically interest rate swaps, to convert a portion of its variable rate debt to fixed rate debt. The Company attempts to require the hedging derivative instruments to be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Derivative instruments that meet the hedging criteria are formally designated as cash flow hedges at the inception of the derivative contract. The Company does not use derivative instruments for trading or speculative purposes.

Interest rate swap agreements contain a credit risk that the counterparties may be unable to fulfill the terms of the agreement. The Company has minimized the credit risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and it does not anticipate nonperformance by these counterparties.

The estimated fair values of the derivatives are determined by using available market information and appropriate valuation methods.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The Company recognizes all derivatives as assets or liabilities on its consolidated balance sheet at fair value. The gains and losses on the derivatives that have been determined to be effective cash flow hedges are reported in other comprehensive income (loss) and are reclassified to interest expense in the period in which the interest expense is recognized on the underlying hedged item. The ineffective portion of the change in fair value of the derivatives is recognized in earnings immediately.

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

As of December 31, 2018 and 2017, the Company consolidated the Operating Partnership, which has a 0.4% third-party ownership interest. The third-party ownership interest is included in the noncontrolling interest in the Operating Partnership in the equity section of the consolidated balance sheets. The portion of the income and losses associated with the third-party ownership interest are included in the noncontrolling interest in the Operating Partnership in the consolidated statements of operations and comprehensive income.

As of December 31, 2018 and 2017, the Company consolidated the joint venture that owns the DoubleTree Metropolitan Hotel New York City hotel property; this joint venture has a 1.7% third-party ownership interest in the joint venture. The Company also consolidated the joint venture that owns The Knickerbocker hotel property; this joint venture has a 5% third-party ownership interest in the joint venture. In addition, the Company consolidated the operating lessee of the Embassy Suites Secaucus - Meadowlands hotel property through its 51% controlling financial interest in the operating lessee of the joint venture; this joint venture has a 49% third-party ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures in the equity section of the consolidated balance sheets. The income and losses associated with the third-party ownership interest are included in the noncontrolling interest in consolidated joint ventures in the consolidated statements of operations and comprehensive income.

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

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to shareholders. The Company's intention is to adhere to the REIT qualification requirements and to maintain its qualification for taxation as a REIT.

As a REIT, the Company is generally not subject to U.S. federal corporate income tax on the portion of taxable income that is distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, the Company will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and it may not be able to qualify as a REIT for four subsequent taxable years. As a REIT, the Company may be subject to certain state and local taxes on its income and property, and to U.S. federal income and excise taxes on undistributed taxable income. Taxable income from non-REIT activities managed through the Company's TRSs is subject to U.S. federal, state, and local income taxes at the applicable rates.

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

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period excluding the weighted-average number of unvested restricted shares and performance units outstanding during the period.  Diluted earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period.  The potential shares consist of unvested restricted share grants and unvested performance units, calculated using the treasury stock method.  Any anti-dilutive shares have been excluded from the diluted earnings per common share calculation.

Share-based Compensation

The Company may issue share-based awards as compensation to officers, employees, non-employee trustees and other eligible persons under the RLJ Lodging Trust 2015 Equity Incentive Plan (the "2015 Plan"). The vesting of the awards issued to the officers and employees is based on either the continued employment (time-based) or the relative total shareholder returns of the Company and continued employment (performance-based), as determined by the board of trustees at the date of grant. For time-based awards, the Company recognizes compensation expense for the unvested restricted shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.  For performance-based awards, the Company recognizes compensation expense over the requisite service period for each award, based on the fair market value of the shares on the date of grant, as determined using a Monte Carlo simulation, adjusted for forfeitures.

Non-employee trustees may elect to receive unrestricted shares under the 2015 Plan as compensation that would otherwise be paid in cash for their services. The shares issued to the non-employee trustees in lieu of cash compensation are unrestricted and include no vesting conditions. The Company recognizes compensation expense for the unrestricted shares issued in lieu of cash compensation based upon the fair market value of the shares on the date of issuance.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Lessees will recognize a right-of-use asset and a lease liability for most of their leases on the balance sheet. A lessee will need to classify its leases as either an operating lease or a finance lease based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether lease expense is recognized on a straight-line basis over the term of the lease or on the effective interest method. Leases with a term of 12 months or less will be accounted for similar to the existing accounting guidance today in ASC 840, Leases, for operating leases. Lessors will classify their leases using an approach that is substantially equivalent to the existing accounting guidance today for operating, direct financing, or sales-type leases. Lessors may only capitalize the incremental direct costs of leasing, so any indirect costs of leasing will be expensed as incurred.

The guidance is effective for annual reporting periods beginning after December 15, 2018, and the interim periods within those annual periods. The Company adopted this standard on January 1, 2019 using the modified retrospective transition approach. There are two methods of applying the modified retrospective transition approach and the Company elected to not adjust the comparative periods in the consolidated financial statements and footnotes, so the Company did not recognize a cumulative effect adjustment on the date of adoption. The comparative periods will be presented in accordance with ASC 840.

The Company elected the following practical expedients in adopting the new standard:

•	The Company elected the package of practical expedients that allows the Company to not reassess:

(i)	whether any expired or existing contracts meet the definition of a lease;

(ii)	the lease classification for any expired or existing leases; and

(iii)	the initial direct costs for any existing leases.

•	The Company elected a practical expedient to make an accounting policy election to not recognize a right-of-use asset and a lease liability for leases with an initial term of 12 months or less.

•
The Company elected a practical expedient to allow the Company to not reassess whether an existing land easement not previously accounted for as a lease under ASC 840 would now be considered to be a lease under ASC 842.

•
The Company elected the practical expedient whereby lessors, by class of underlying asset, are not required to separate the nonlease components from the lease components, if certain conditions are met.

Upon adoption of this standard on January 1, 2019, the Company expects to recognize between $117.0 million and $132.0 million of lease liabilities and the related right-of-use assets on the consolidated balance sheet for its ground leases, parking leases, office leases, and equipment leases. In addition to recording the lease liabilities and right-of-use assets on the date of adoption, the Company will reclassify its below market ground lease intangible assets and its above market ground lease liabilities from intangible assets, net and accounts payable and other liabilities, respectively, on the consolidated balance sheet to the right-of-use assets. There was no impact to the Company’s consolidated statements of operations and comprehensive income and the consolidated statements of cash flows.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance amends the hedge accounting recognition and presentation requirements in ASC 815. The guidance is meant to simplify the application of hedge accounting and better align the financial reporting for hedging activities with the entity's economic and risk management activities. Under the new guidance, all changes in the fair value of highly effective cash flow hedges will be recorded in other comprehensive income and they will be reclassified to earnings when the hedged item impacts earnings. The guidance is effective for annual reporting periods beginning after December 15, 2018, and the interim periods within those annual periods, with early adoption permitted. The Company adopted this new standard on January 1, 2019. Based on the Company's assessment, the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August 2018, the SEC issued SEC Final Rule 33-10532, Disclosure Update and Simplification. The amendments simplify or eliminate duplicative, overlapping, or outdated disclosure requirements. The amendments also add certain disclosure requirements, such as requiring entities to disclose the current and comparative quarter and year-to-date changes in shareholders' equity for interim periods. The amended rules are effective for reports filed on or after November 5, 2018. However, the SEC issued Compliance & Disclosure Interpretation 105.09 that allows entities to defer the adoption of the new disclosure requirement relating to changes in shareholders' equity for interim periods until the Form 10-Q for the quarterly period that begins after November 5, 2018. The Company adopted the new disclosure requirement relating to changes in shareholders' equity for interim periods on January 1, 2019. Based on the Company's assessment, the adoption of the new disclosures did not have a material impact on the Company's consolidated financial statements.

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

For the hotel properties acquired during the year ended December 31, 2017, the total revenues and net income from the date of acquisition through December 31, 2017 are included in the accompanying consolidated statements of operations and comprehensive income as follows (in thousands):

For the year ended December 31, 2017
Revenue	$260,020
Net income	$14,994

The following table presents the costs that were incurred in connection with the Mergers (in thousands):

	For the year ended December 31,
	2018	2017
Transaction costs	$(487)	$38,391
Integration costs	2,050	5,696
	$1,563	$44,087

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

	For the year ended December 31,
	2017	2016
	(unaudited)
Revenue	$1,893,899	$1,996,517
Net income attributable to common shareholders	$110,231	$213,354
Net income per share attributable to common shareholders - basic	$0.63	$1.23
Net income per share attributable to common shareholders - diluted	$0.63	$1.22
Weighted-average number of shares outstanding - basic	174,142,918	174,009,107
Weighted-average number of shares outstanding - diluted	174,220,129	174,237,111

4. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Land and improvements	$1,209,416	$1,275,030
Buildings and improvements	4,694,490	4,890,266
Furniture, fixtures and equipment	813,797	756,546
	6,717,703	6,921,842
Accumulated depreciation	(1,339,052)	(1,129,917)
Investment in hotel properties, net	$5,378,651	$5,791,925

For the years ended December 31, 2018, 2017 and 2016, the Company recognized depreciation expense related to its investment in hotel properties of approximately $233.8 million, $182.0 million and $162.2 million, respectively.

5. Investment in Unconsolidated Joint Ventures

As of December 31, 2018 and 2017, the Company owned 50% interests in joint ventures that owned two hotel properties. The Company also owned 50% interests in joint ventures that owned real estate and a condominium management business that are associated with two of its resort hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of December 31, 2018 and 2017, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	December 31, 2018	December 31, 2017
Equity basis of the joint venture investments	$117	$253
Cost of the joint venture investments in excess of the joint venture book value	22,162	23,632
Investment in unconsolidated joint ventures	$22,279	$23,885

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

	For the year ended December 31,
	2018	2017
Unconsolidated joint ventures net income attributable to the Company	$2,105	$623
Depreciation of cost in excess of book value	(1,469)	(490)
Equity in income from unconsolidated joint ventures	$636	$133

6. Intangible Assets

The Company's intangible assets consisted of the following (in thousands):

		December 31, 2018			December 31, 2017
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Below market ground leases	27	$50,267	$(3,495)	$46,772	$118,609	$(1,217)	$117,392
Advanced bookings	1	1,902	(1,268)	634	11,360	(3,083)	8,277
Other intangible assets	5	7,500	(2,458)	5,042	9,511	(1,969)	7,542
Intangible assets, net	25	$59,669	$(7,221)	$52,448	$139,480	$(6,269)	$133,211

For the years ended December 31, 2018, 2017 and 2016, the Company recognized amortization expense related to its intangible assets of approximately $10.2 million, $5.7 million and $0.2 million, respectively.

As of December 31, 2018, the estimated amortization expense for the intangible assets over the next five years is as follows (in thousands):

	2019	2020	2021	2022	2023
Estimated amortization expense	$4,357	$3,659	$3,659	$3,659	$3,303

7. Sale of Hotel Properties

During the year ended December 31, 2018, the Company sold seven hotel properties and a parcel of land for a total sale price of approximately $530.9 million. In connection with these transactions, the Company recorded an aggregate $30.3 million net gain on sales, which is included in gain on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income. The gain on sale includes a gain on extinguishment of indebtedness of $5.1 million associated with two of the hotel properties that were sold.

The following table discloses the hotel properties that were sold during the year ended December 31, 2018:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Boston Marlborough	Marlborough, MA	February 21, 2018	229
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	March 27, 2018	364
Embassy Suites Napa Valley	Napa, CA	July 13, 2018	205
DoubleTree Hotel Columbia	Columbia, MD	August 7, 2018	152
The Vinoy Renaissance St. Petersburg Resort & Golf Club	St. Petersburg, FL	August 28, 2018	362
DoubleTree by Hilton Burlington Vermont	Burlington, VT	September 27, 2018	309
Holiday Inn San Francisco - Fisherman's Wharf (1)	San Francisco, CA	October 15, 2018	585
		Total	2,206

(1)
The Holiday Inn San Francisco - Fisherman's Wharf consists of two separate buildings, the 342-room Columbus Street building and the 243-room Annex building. On October 31, 2018, the ground lease under the Columbus Street building expired and the building was transferred to the lessor in accordance with the ground lease. On October 15, 2018, the Company separately sold the remaining 243-room Annex building for $75.3 million. In connection with the sale, the Company transferred its purchase option on the land underlying the Annex building ground lease to the buyer. The proceeds to the Company as a result of the sale were approximately $30.4 million.

During the year ended December 31, 2017, the Company sold one hotel property for a sale price of approximately $170.0 million. In conjunction with this transaction, the Company recorded a $0.6 million loss on sale which is included in gain on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income.

The following table discloses the hotel property that was sold during the year ended December 31, 2017:

Hotel Property Name	Location	Sale Date	Rooms
The Fairmont Copley Plaza	Boston, MA	December 14, 2017	383
		Total	383

During the year ended December 31, 2016, the Company sold four hotel properties in three separate transactions for a total sale price of approximately $301.5 million. In conjunction with these transactions, the Company recorded a $45.9 million gain on sale, which is included in the accompanying consolidated statement of operations and comprehensive income, and a deferred gain of $15.0 million related to certain post-closing obligations from the sale of two hotel properties, which is included in accounts payable and other liabilities in the accompanying consolidated balance sheet. During the years ended December 31, 2018 and 2017, the Company satisfied the remaining post-closing obligations from the sale of the two hotel properties and recognized an additional gain on sale of $0.7 million and $9.6 million, respectively.

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

Investment in Loan

In November 2009, the Company purchased a mortgage loan that was collateralized by one hotel property. The loan matured on September 6, 2017. At the date of maturity, the Company's investment in loan receivable balance was $10.1 million and the Company received $12.8 million in net proceeds from the debtor. Accordingly, the Company recognized a gain on settlement of an investment in loan of approximately $2.7 million.

8.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the year ended December 31, 2018
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$233,394	$20,872	$7,572	$261,838
South Florida	133,527	20,547	7,272	161,346
Southern California	129,634	16,662	8,846	155,142
New York City	133,728	16,633	4,197	154,558
Austin	84,183	9,382	3,662	97,227
Chicago	73,497	13,106	2,029	88,632
Denver	69,603	12,596	1,291	83,490
Washington, DC	66,130	2,460	2,370	70,960
Houston	61,811	3,789	4,337	69,937
Tampa	38,169	17,296	9,108	64,573
Other	449,371	72,175	31,975	553,521
Total	$1,473,047	$205,518	$82,659	$1,761,224

	For the year ended December 31, 2017
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$143,717	$11,064	$3,902	$158,683
South Florida	97,734	14,924	4,890	117,548
New York City	101,544	9,143	3,120	113,807
Austin	81,370	9,007	2,894	93,271
Southern California	77,617	8,693	4,132	90,442
Denver	72,781	13,185	1,441	87,407
Chicago	70,119	13,575	1,684	85,378
Washington, DC	68,795	3,208	2,449	74,452
Houston	58,333	3,033	3,140	64,506
Louisville	43,654	14,890	2,428	60,972
Other	331,218	56,950	21,627	409,795
Total	$1,146,882	$157,672	$51,707	$1,356,261

	For the year ended December 31, 2016
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
New York City	$132,872	$5,075	$3,489	$141,436
Northern California	99,535	4,967	2,059	106,561
South Florida	80,309	12,924	4,391	97,624
Austin	81,036	8,957	2,711	92,704
Chicago	74,605	13,382	1,807	89,794
Denver	72,119	13,005	1,377	86,501
Washington, DC	66,650	3,044	2,315	72,009
Louisville	46,378	16,092	2,784	65,254
Southern California	56,060	4,191	1,784	62,035
Houston	52,989	3,051	2,916	58,956
Other	248,084	27,003	12,034	287,121
Total	$1,010,637	$111,691	$37,667	$1,159,995

9. Debt

The Company's debt consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Senior Notes	$505,322	$1,062,716
Revolver and Term Loans, net	1,169,165	1,170,954
Mortgage loans, net	528,189	646,818
Debt, net	$2,202,676	$2,880,488

Senior Notes

The Company's senior secured notes and the senior unsecured notes are collectively the "Senior Notes". The Company's Senior Notes consisted of the following (in thousands):

				Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date	December 31, 2018	December 31, 2017
Senior secured notes (1) (2) (3)	—	5.63%	—	$—	$552,669
Senior unsecured notes (1) (2) (4)	—	6.00%	June 2025	505,322	510,047
Total Senior Notes				$505,322	$1,062,716

(1)	Requires payments of interest only through maturity.

(2)
The senior secured notes include $28.7 million at December 31, 2017, and the senior unsecured notes include $30.3 million and $35.1 million at December 31, 2018 and 2017, respectively, related to fair value adjustments on the Senior Notes that were assumed in the Mergers.

(3)
On March 9, 2018, the Company completed the early redemption of the senior secured notes in full for an aggregate amount of approximately $539.0 million, which included the redemption price of 102.813% for the outstanding principal amount. The Company recognized a gain of approximately $7.7 million on the early redemption, which is included in gain on extinguishment of indebtedness, net in the accompanying consolidated statements of operations and comprehensive income. The gain on extinguishment of indebtedness excludes $5.1 million related to two hotel properties that were sold during the year ended December 31, 2018 that is included in gain on sale of hotel properties, net in the accompanying consolidated statement of operations and comprehensive income.

(4)	The Company has the option to redeem the senior unsecured notes beginning June 1, 2020 at a price of 103.0% of face value.

The Senior Notes contain certain financial covenants relating to the Company's total leverage ratio, secured leverage ratio, and interest coverage ratio. If an event of default exists, the Company is not permitted to (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. As of December 31, 2018 and 2017, the Company was in compliance with all financial covenants.

The indenture governing the senior unsecured notes places a limitation on the Company’s ability to sell hotel properties that were acquired in the Mergers.  As a result of the Company’s sale of certain hotel properties during the year ended December 31, 2018, the Company will need to take certain actions in order to comply with the applicable covenant in the indenture.  The applicable covenant will require the Company to, within the 24-month period specified in the indenture, either (i) pay down senior indebtedness of FelCor LP, (ii) acquire new hotel properties, or (iii) consummate a tender offer for an aggregate principal amount of the senior unsecured notes equal to the amount of Excess Proceeds (as defined in the indenture) from the hotel property sales in 2018.  The Company plans to comply with the applicable covenant by conducting a tender offer for at least the required principal amount of the senior unsecured notes at a purchase price of at least 100% of the principal amount of such notes during the year ended December 31, 2019.

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

The $400 Million Term Loan Maturing 2021, the $150 Million Term Loan Maturing 2022, the $400 Million Term Loan Maturing 2023, and the $225 Million Term Loan Maturing 2023 are collectively the "Term Loans". The credit agreements contain certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, minimum tangible net worth, and maximum secured indebtedness.  If an event of default exists, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of December 31, 2018 and 2017, the Company was in compliance with all financial covenants.

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

 The Company's unsecured credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at December 31, 2018 (1)	Maturity Date	December 31, 2018	December 31, 2017
Revolver (2)	4.00%	April 2020	$—	$—
$400 Million Term Loan Maturing 2021	3.11%	April 2021	400,000	400,000
$150 Million Term Loan Maturing 2022	3.08%	January 2022	150,000	150,000
$400 Million Term Loan Maturing 2023	3.22%	January 2023	400,000	400,000
$225 Million Term Loan Maturing 2023	3.44%	January 2023	225,000	225,000
			1,175,000	1,175,000
Deferred financing costs, net (3)			(5,835)	(4,046)
Total Revolver and Term Loans, net			$1,169,165	$1,170,954

(1)	Interest rate at December 31, 2018 gives effect to interest rate hedges.

(2)
At both December 31, 2018 and 2017, there was $600.0 million of borrowing capacity on the Revolver. The Company has the ability to further increase the borrowing capacity to $750.0 million, subject to certain lender requirements.

(3)
Excludes $1.5 million and $2.6 million as of December 31, 2018 and 2017, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Principal balance at
	Number of Assets Encumbered	Interest Rate at December 31, 2018 (1)	Maturity Date		December 31, 2018	December 31, 2017
Mortgage loan (5)	4	4.05%	March 2019	(3)	$140,250	$143,250
Mortgage loan (2)	4	4.09%	October 2019	(4)	150,000	150,000
Mortgage loan (2) (6)	5	4.60%	March 2021	(7)	85,000	85,000
Mortgage loan (8)	1	5.25%	June 2022		32,066	32,882
Mortgage loan (9)	3	4.95%	October 2022		91,737	120,893
Mortgage loan (10)	1	4.94%	October 2022		29,569	30,323
Mortgage loan (2) (11)	—	—	—	(12)	—	85,404
	18				528,622	647,752
Deferred financing costs, net					(433)	(934)
Total mortgage loans, net					$528,189	$646,818

(1)	Interest rate at December 31, 2018 gives effect to interest rate hedges.

(2)	Requires payments of interest only through maturity.

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

(5)	Two of the four hotels encumbered by the mortgage loan are cross-collateralized.

(6)	The five hotels encumbered by the mortgage loan are cross-collateralized.

(7)	The maturity date may be extended for two one-year terms at the Company’s option, subject to certain lender requirements.

(8)	Includes $0.6 million and $0.8 million at December 31, 2018 and 2017, respectively, related to a fair value adjustment on the mortgage loan that was assumed in conjunction with an acquisition.

(9)	Includes $1.9 million and $3.0 million at December 31, 2018 and 2017, respectively, related to fair value adjustments on the mortgage loans that were assumed in the Mergers.

(10)	Includes $0.6 million and $0.7 million at December 31, 2018 and 2017, respectively, related to a fair value adjustment on the mortgage loan that was assumed in the Mergers.

(11)	Includes $0.4 million at December 31, 2017 related to a fair value adjustment on the mortgage loan that was assumed in the Mergers.

(12)	On November 5, 2018, the Company paid off the mortgage loan in full.

Certain mortgage agreements are subject to customary financial covenants.  The Company was in compliance with all financial covenants at December 31, 2018 and 2017.

Interest Expense

 The components of the Company's interest expense consisted of the following (in thousands):

	For the year ended December 31,
	2018	2017	2016
Senior Notes	$28,428	$15,918	$—
Revolver and Term Loans	43,458	39,262	38,849
Mortgage loans	26,253	19,643	16,006
Amortization of deferred financing costs	3,504	3,499	3,965
Total interest expense	$101,643	$78,322	$58,820

Future Minimum Principal Payments

As of December 31, 2018, the future minimum principal payments were as follows (in thousands):

2019	$293,217
2020	3,361
2021	488,557
2022	290,386
2023	625,000
Thereafter	475,000
Total (1)	$2,175,521

(1)	Excludes a total of $33.4 million related to fair value adjustments on debt.

10. Derivatives and Hedging

The Company's interest rate swaps consisted of the following (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Swap-cash flow	1.56%	March 2018	—	175,000	—	(38)
Swap-cash flow	1.64%	March 2018	—	175,000	—	(71)
Swap-cash flow	1.83%	September 2018	—	15,758	—	(23)
Swap-cash flow	1.75%	September 2018	—	15,758	—	(14)
Swap-cash flow	1.83%	September 2018	—	38,678	—	(57)
Swap-cash flow	1.75%	September 2018	—	39,632	—	(35)
Swap-cash flow	1.83%	September 2018	—	17,190	—	(25)
Swap-cash flow	1.75%	September 2018	—	16,235	—	(14)
Swap-cash flow	2.02%	March 2019	125,000	125,000	148	(383)
Swap-cash flow	1.94%	March 2019	100,000	100,000	136	(213)
Swap-cash flow	1.27%	March 2019	125,000	125,000	447	836
Swap-cash flow	1.96%	March 2019	100,000	100,000	153	(230)
Swap-cash flow	1.85%	March 2019	50,000	50,000	93	(43)
Swap-cash flow	1.81%	March 2019	50,000	50,000	99	(19)
Swap-cash flow	1.74%	March 2019	25,000	25,000	54	13
Swap-cash flow	1.80%	September 2020	30,855	33,000	370	202
Swap-cash flow	1.80%	September 2020	76,670	82,000	919	502
Swap-cash flow	1.80%	September 2020	32,725	35,000	392	214
Swap-cash flow	1.81%	October 2020	143,000	143,000	1,808	803
Swap-cash flow	1.15%	April 2021	100,000	100,000	3,072	2,880
Swap-cash flow	1.20%	April 2021	100,000	100,000	2,955	2,726
Swap-cash flow	2.15%	April 2021	75,000	75,000	539	(144)
Swap-cash flow	1.91%	April 2021	75,000	75,000	967	415
Swap-cash flow	1.61%	June 2021	50,000	50,000	1,057	769
Swap-cash flow	1.56%	June 2021	50,000	50,000	1,129	869
Swap-cash flow	1.71%	June 2021	50,000	50,000	934	598
Swap-cash flow (1)	2.29%	December 2022	200,000	200,000	938	(413)
Swap-cash flow (1)	2.29%	December 2022	125,000	125,000	607	(259)
Swap-cash flow (1)	2.38%	December 2022	200,000	—	259	—
Swap-cash flow (1)	2.38%	December 2022	100,000	—	139	—
Swap-cash flow (2)	2.75%	November 2023	100,000	—	(1,020)	—
			$2,083,250	$2,186,251	$16,195	$8,846

(1)	Effective between the maturity of the existing swaps in March 2019 and December 2022.

(2)	Effective in November 2020.

As of December 31, 2018 and 2017, the aggregate fair value of the interest rate swap assets of $17.2 million and $10.8 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2018 and 2017, the aggregate fair value of the interest rate swap liabilities of $1.0 million and $2.0 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2018 and 2017, there was approximately $16.2 million and $8.8 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the years ended December 31,

2018 and 2017. For the year ended December 31, 2018, approximately $3.7 million of the amounts included in accumulated other comprehensive income were reclassified into interest expense. For the year ended December 31, 2017, approximately $7.4 million of the amounts included in accumulated other comprehensive loss were reclassified into interest expense. Approximately $8.9 million of the unrealized gains included in accumulated other comprehensive income at December 31, 2018 is expected to be reclassified into interest expense within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$505,322	$492,554	$1,062,716	$1,038,892
Revolver and Term Loans, net	1,169,165	1,175,000	1,170,954	1,179,052
Mortgage loans, net	528,189	528,404	646,818	643,078
Debt, net	$2,202,676	$2,195,958	$2,880,488	$2,861,022

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$17,215	$—	$17,215
Interest rate swap liability	—	(1,020)	—	(1,020)
Total	$—	$16,195	$—	$16,195

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$10,827	$—	$10,827
Interest rate swap liability	—	(1,981)	—	(1,981)
Total	$—	$8,846	$—	$8,846

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

12. Commitments and Contingencies

Ground Leases

As of December 31, 2018, 14 of our hotel properties were subject to ground lease agreements that cover the land underlying the respective hotels. The total ground rent expense was $22.3 million, $11.1 million and $5.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive income.

The Residence Inn Chicago Oak Brook is subject to a ground lease with an initial term expiring in 2100. After the initial term, the Company may extend the ground lease for an additional term of 99 years. The ground rent expense was de minimis for each of the years ended December 31, 2018, 2017 and 2016, respectively.

The Marriott Louisville Downtown is subject to a ground lease with an initial term expiring in 2053. After the initial term, the ground lease may be extended for up to four additional twenty-five year terms at the Company's option. The ground rent expense was de minimis for each of the years ended December 31, 2018, 2017 and 2016, respectively.

The Courtyard Austin Downtown Convention Center and Residence Inn Austin Downtown Convention Center are subject to a ground lease with a term expiring in 2100. The ground rent expense was $0.9 million, $0.9 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Hilton Garden Inn Bloomington is subject to a ground lease with an initial term expiring in 2053. After the initial term, the ground lease automatically extends for up to five additional ten-year terms unless certain conditions are met. The ground rent expense was de minimis for each of the years ended December 31, 2018, 2017 and 2016, respectively. In addition, the Hilton Garden Inn Bloomington is subject to an agreement to lease parking spaces with an initial term expiring in 2033.

The agreement to lease parking spaces may be extended if certain events occur. The ground rent expense was de minimis for each of the years ended December 31, 2018, 2017 and 2016, respectively.

A portion of the site of the Courtyard Charleston Historic District is subject to a ground lease with a term expiring in 2096. The ground rent expense was $1.0 million for each of the years ended December 31, 2018, 2017 and 2016, respectively.

The Courtyard Waikiki Beach is subject to a ground lease with a term expiring in 2112.  The ground rent expense was $3.5 million for each of the years ended December 31, 2018 and 2017 and $3.4 million for the year ended December 31, 2016.

A portion of the site of the Residence Inn Palo Alto Los Altos is subject to a ground lease with a term expiring in 2033. The ground rent expense was $0.1 million for each of the years ended December 31, 2018, 2017 and 2016.

The DoubleTree Suites by Hilton Orlando Lake Buena Vista is subject to a ground lease with an initial term expiring in 2032. After the initial term, the Company may extend the ground lease for an additional term of 25 years to 2057. The ground rent expense was $0.8 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively.

The Embassy Suites San Francisco Airport Waterfront is subject to a ground lease with a term expiring in 2059. The ground rent expense was $2.3 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively.

The DoubleTree by Hilton Burlington Vermont was subject to an agreement to lease parking spaces with a term expiring in 2051. The ground rent expense was $0.1 million for each of the years ended December 31, 2018 and 2017. The Company sold the DoubleTree by Hilton Burlington Vermont on September 27, 2018.

The Vinoy Renaissance St. Petersburg Resort & Golf Club was subject to three ground leases on the hotel property. The hotel was subject to a ground lease with a term expiring in 2090. The golf course was subject to a ground lease with a term expiring in 2090. The marina was subject to a ground lease with a term expiring in 2088. The ground rent expense was $1.9 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively. The Company sold The Vinoy Renaissance St. Petersburg Resort & Golf Club on August 28, 2018.

The Wyndham Boston Beacon Hill is subject to a ground lease with a term expiring in 2028. The ground rent expense was $0.9 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

The Wyndham New Orleans French Quarter is subject to a ground lease with a term expiring in 2065. The ground rent expense was $0.5 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

The Wyndham Pittsburgh University Center is subject to a ground lease with an initial term expiring in 2038. After the initial term, the Company may extend the ground lease for up to five additional nine-year renewal terms to 2083. The ground rent expense was $0.8 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

The Wyndham San Diego Bayside is subject to a ground lease with a term expiring in 2029. In addition, the Wyndham San Diego Bayside is subject to an agreement to lease parking spaces with a term expiring in 2018. The ground rent expense was $4.8 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively.

The Holiday Inn San Francisco Fisherman's Wharf was subject to two ground leases that expired in 2018. The ground rent expense was $4.6 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively. The Company sold the Holiday Inn San Francisco Fisherman's Wharf on October 15, 2018.

The Hampton Inn Garden City was subject to a ground lease that expired on December 31, 2016. The lease then reverted to a fee simple ownership interest. The ground rent expense was de minimis for the year ended December 31, 2016.

As of December 31, 2018, the future minimum ground lease payments were as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Future minimum ground lease payments	$9,013	$9,023	$9,034	$9,058	$9,107	$533,789	$579,024

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of December 31, 2018 and 2017, approximately $64.7 million and $72.6 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Other than the legal proceeding mentioned below, neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Prior to the Mergers, on March 24, 2016, an affiliate of InterContinental Hotels Group PLC ("IHG"), which was previously the management company for three of FelCor's hotels (two of which were sold in 2006, and one of which was converted by FelCor into a Wyndham brand and operation in 2013), notified FelCor that the National Retirement Fund in which the employees at those hotels had participated had assessed a withdrawal liability of $8.3 million, with required quarterly payments including interest, in connection with the termination of IHG’s operation of those hotels. FelCor's management agreements with IHG stated that it may be obligated to indemnify and hold IHG harmless for some or all of any amount ultimately contributed to the pension trust fund with respect to those hotels.

Based on the current assessment of the claim, resolution of this matter may not occur until 2022. The Company plans to vigorously defend the underlying claims and, if appropriate, IHG’s demand for indemnification.

Management Agreements

As of December 31, 2018, 150 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years, with 16 different management companies as noted in the table below. This number includes 41 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or Wyndham.

Management Company	Number of Hotel Properties
Aimbridge Hospitality	4
Concord Hospitality Enterprises Company	1
Crestline Hotels and Resorts	1
Davidson Hotels and Resorts	1
Hilton Management and affiliates	21
HEI Hotels and Resorts	1
Highgate Hotels	5
Hyatt Corporation and affiliates	11
Interstate Hotels & Resorts	72
InnVentures	3
K Partners Hospitality Group	1
Marriott International, Inc.	5
Sage Hospitality	4
Urgo Hotels	3
White Lodging Services	9
Wyndham	8
150

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

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100.0 million limit over the term and an annual $21.5 million limit. The Company recognizes the net operating income guaranties as a reduction of Wyndham's contractual management and other fees.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2018, 2017 and 2016, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $57.3 million, $48.9 million and $44.3 million, respectively.

On January 24, 2018, Interstate Hotels & Resorts ("Interstate") acquired 62 of the Company's management agreements from White Lodging Services ("WLS"). The terms of the original WLS management agreements remained in effect.

Franchise Agreements

As of December 31, 2018, 108 of the Company's hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes 41 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or Wyndham. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of generally 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2018, 2017 and 2016, the Company incurred franchise fee expense of approximately $80.8 million, $73.7 million and $73.9 million, respectively.

13. Equity
Common Shares of Beneficial Interest

Under the declaration of trust for the Company, there are 450,000,000 Common Shares authorized for issuance.

In 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $400.0 million of Common Shares through December 31, 2016. During the year ended December 31, 2016, the Company repurchased and retired 610,607 Common Shares for approximately $13.3 million.

On February 17, 2017, the Company's board of trustees increased the authorized amount that may be repurchased by $40.0 million to a total of $440.0 million. During the year ended December 31, 2017, the Company repurchased and retired 122,508 Common Shares for approximately $2.6 million.

On February 16, 2018, the Company's board of trustees extended the duration of the share repurchase program to February 28, 2019. During the year ended December 31, 2018, the Company repurchased and retired 1,162,557 Common Shares for approximately $21.8 million. As of December 31, 2018, the share repurchase program had a remaining capacity of $177.1 million.

On February 15, 2019, the Company's board of trustees approved a new share repurchase program to acquire up to $250.0 million of Common Shares from March 1, 2019 to February 28, 2020.

As a result of the REIT Merger, on August 31, 2017, the Company issued 50.4 million Common Shares at a price of $20.18 per share to former FelCor common stockholders as consideration in the REIT Merger.

During each of the years ended December 31, 2018, 2017 and 2016, the Company declared a cash dividend of $1.32 per Common Share.

Preferred Shares of Beneficial Interest

Under the declaration of trust for the Company, there are 50,000,000 preferred shares authorized for issuance. As of December 31, 2016, there were no preferred shares of beneficial interest outstanding.

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

During the years ended December 31, 2018 and 2017, the Company declared a cash dividend of $1.95 and $0.975, respectively, on each Series A Preferred Share.

Noncontrolling Interest in Consolidated Joint Ventures

The Company consolidates the joint venture that owns the DoubleTree Metropolitan Hotel New York City hotel property, which has a third-party partner that owns a noncontrolling 1.7% ownership interest in the joint venture. In addition, the Company consolidates the joint venture that owns The Knickerbocker hotel property, which has a third-party partner that owns a noncontrolling 5% ownership interest in the joint venture. Lastly, the Company owns a controlling financial interest in the operating lessee of the Embassy Suites Secaucus Meadowlands hotel property, which has a third-party partner that owns a noncontrolling 49% ownership interest in the joint venture. The third-party ownership interests are included in the noncontrolling interest in consolidated joint ventures on the consolidated balance sheets.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. As of December 31, 2018, the Operating Partnership had 174,792,809 OP units outstanding, of which 99.6% of the outstanding OP units were owned by the Company and its subsidiaries, and the noncontrolling 0.4% ownership interest was owned by other limited partners.

As of December 31, 2018, the limited partners owned 773,193 OP units. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of Common Shares. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

As a result of the Partnership Merger, on August 31, 2017, the Operating Partnership issued 215,152 OP units at a price of $20.18 per unit, to former FelCor LP limited partners as consideration in the Partnership Merger. During the year ended December 31, 2016, the Company issued 335,250 Common Shares in exchange for redeemed units.

Consolidated Joint Venture Preferred Equity

The Company's joint venture that redeveloped The Knickerbocker raised $45.0 million ($44.4 million net of issuance costs) through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. The purchasers received a 3.25% annual return, plus a 0.25% non-compounding annual return that was paid upon redemption. The preferred equity raised by the joint venture is included in preferred equity in a consolidated joint venture on the consolidated balance sheets. On February 15, 2019, the Company redeemed the preferred equity in full.

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

A summary of the unvested restricted shares is as follows:

	2018		2017		2016
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	700,325	$22.88	649,447	$23.00	540,885	$26.73
Granted (1)	592,673	21.42	425,076	23.15	675,375	20.59
Vested (1)	(438,881)	22.92	(363,160)	23.41	(272,780)	23.66
Forfeited	(113,325)	21.58	(11,038)	23.24	(294,033)	23.70
Unvested at December 31,	740,792	$21.89	700,325	$22.88	649,447	$23.00

(1)	For the year ended December 31, 2016, the Company issued 2,554 unrestricted shares in lieu of cash compensation to non-employee trustees at a weighted-average grant date fair value of $22.26.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $10.2 million, $8.9 million and $6.9 million, respectively, of share-based compensation expense related to restricted share awards. The share-based compensation expense for the year ended December 31, 2018 includes the accelerated vesting of restricted share awards as a result of the Company's President and Chief Executive Officer retiring in August 2018. The share-based compensation expense for the year ended December 31, 2016 includes a benefit of $0.5 million as a result of the forfeiture of unvested restricted shares upon the resignation of the Company's former President and Chief Executive Officer in May 2016.

As of December 31, 2018, there was $13.8 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.3 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2018, 2017 and 2016 was approximately $9.5 million, $7.7 million and $5.8 million, respectively.

Performance Units

In July 2012, the Company awarded performance units to certain employees.  The performance units vested over a four-year period, including three years of performance-based vesting (the "2012 performance units measurement period") plus an additional one year of time-based vesting. In July 2015, following the end of the 2012 performance units measurement period, the Company issued 838,934 restricted shares upon conversion of the performance units. Half of the restricted shares vested immediately and the remaining half vested in July 2016. In May 2016, 133,467 unvested restricted shares related to the conversion of the performance units were forfeited upon the resignation of the Company's former President and Chief Executive Officer.

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

For the years ended December 31, 2018 and 2017, the Company recognized approximately $2.1 million and $1.7 million, respectively, of share-based compensation expense related to the performance unit awards. For the year ended December 31, 2016, the Company recognized a share-based compensation benefit of approximately $0.9 million related to the performance unit awards, which included a benefit of $2.3 million as a result of the forfeiture of unvested restricted shares related to the conversion of the performance units upon the resignation of the Company's former President and Chief Executive Officer in May 2016.

As of December 31, 2018, there was $3.3 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.1 years. The total fair value of the vested restricted shares related to the conversion of the performance units (calculated as the number of restricted shares issued multiplied by the vesting date share price) during the year ended December 31, 2016 was approximately $6.7 million.

As of December 31, 2018, there were 2,981,156 Common Shares available for future grant under the 2015 Plan.

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

The limited partners’ outstanding OP Units (which may be redeemed for Common Shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the years ended December 31, 2018, 2017 and 2016, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per Common Share is as follows (in thousands, except share and per share data):

	For the year ended December 31,
	2018	2017	2016
Numerator:
Net income attributable to RLJ	$188,643	$74,835	$200,352
Less: Preferred dividends	(25,115)	(8,372)	—
Less: Dividends paid on unvested restricted shares	(1,181)	(1,029)	(1,105)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	(188)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$162,347	$65,434	$199,059

Denominator:
Weighted-average number of Common Shares - basic	174,225,130	140,616,838	123,651,003
Unvested restricted shares	91,275	77,211	228,004
Weighted-average number of Common Shares - diluted	174,316,405	140,694,049	123,879,007

Net income per share attributable to common shareholders - basic	$0.93	$0.47	$1.61

Net income per share attributable to common shareholders - diluted	$0.93	$0.47	$1.61

16. Income Taxes

Current income tax expense represents the amounts expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in the net deferred tax assets and liabilities. The deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. A valuation allowance is recognized to reduce the deferred tax assets to the amount that is considered likely to be realized.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Reform Act"). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing limitations on net operating loss carryovers, and allowing dividend income from a REIT to be eligible for a 20% qualified business income deduction. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the net rate is enacted. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse.

For federal income tax purposes, the cash distributions to shareholders are characterized as follows:

	For the Years Ended December 31,
	2018	2017
Common distributions:
Ordinary income	60.0%	73.0%
Return of capital	—	27.0%
Capital gains	34.0%	—
Qualified dividend	6.0%	—
	100.0%	100.0%

Preferred distributions:
Ordinary income	60.0%	100.0%
Return of capital	—	—
Capital gains	34.0%	—
Qualified dividend	6.0%	—
	100.0%	100.0%

The components of the income tax provision are as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$(67)	$(76)
State	(2,209)	(2,304)	(1,113)
Deferred:
Federal	(4,867)	(43,181)	(6,141)
State	(1,717)	3,434	(860)
Income tax expense	$(8,793)	$(42,118)	$(8,190)

The provision for income taxes is different from the amount of income tax expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Expected U.S. federal tax expense at statutory rate	$(41,864)	$(41,593)	$(73,327)
Tax impact of REIT election	35,058	33,236	68,477
Expected tax expense at TRS	(6,806)	(8,357)	(4,850)
Change in valuation allowance	542	366	(1,254)
State income tax expense, net of federal	(1,463)	(1,388)	(1,520)
Impact of rate change	(51)	(31,667)	20
Other permanent items	(566)	(513)	(382)
Impact of provision to return/deferred adjustments	(449)	(559)	(204)
Income tax expense	$(8,793)	$(42,118)	$(8,190)

A reconciliation of the Company's effective tax rate to the statutory U.S. federal income tax rate is as follows:

	For the Years Ended December 31,
	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
Impact of REIT election	(17.6)%	(28.0)%	(32.7)%
State and local income taxes	0.9%	1.2%	0.7%
Change in valuation allowance	(0.3)%	(0.3)%	0.6%
Impact of rate change	—%	26.6%	—%
Other	0.6%	0.9%	0.3%
Effective tax rate	4.6%	35.4%	3.9%

Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of the assets and liabilities. The deferred tax assets (liabilities) include the following (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax liabilities:
Prepaid expenses	$(1,298)	$(1,501)
Intangible assets	(1,468)	(3,597)
Deposits	—	(449)
Deferred tax liabilities	$(2,766)	$(5,547)

Deferred tax assets:
Property and equipment	$2,639	$5,427
Incentive and vacation accrual	4,595	4,576
Deferred revenue - key money	1,037	1,095
Allowance for doubtful accounts	156	128
Partnership basis	573	918
Contingent liability	298	301
Other	1,077	357
Other carryforwards	—	184
Net operating loss carryforwards	57,248	64,546
Federal historic tax credit	824	824
Valuation allowance	(21,052)	(21,595)
Deferred tax assets	$47,395	$56,761

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on the consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income, and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is most likely to be utilized in future periods to offset taxable income. As of December 31, 2018 and 2017, the Company had a valuation allowance of approximately $21.1 million and $21.6 million, respectively, related to net operating loss ("NOL") carryforwards, historic tax credits, and other deferred tax assets of its TRSs. The Company considered all available evidence, both positive and negative, including cumulative income in recent years and its current forecast of future income in its analysis. While the Company believes its forecast of future income is reasonable, it is inherently uncertain. If the Company’s projections of future income are lower than expected, the Company may need to establish an additional valuation allowance.

The Company’s NOLs will begin to expire in 2024 for federal tax purposes and 2019 to 2032 for state tax purposes. Additionally, the annual utilization of these NOLs is limited pursuant to Section 382 of the Code. The Company's historic tax credits begin to expire in 2035. Additionally, the annual utilization of these tax credits is limited pursuant to Section 383 of the Code.

The Company is subject to examination by the U.S. Internal Revenue Service ("IRS") and various state and local jurisdictions.  The tax years subject to examination vary by jurisdiction.  With few exceptions, as of December 31, 2018, the Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for the tax years of 2014 and before.

The Company had no accruals for tax uncertainties as of December 31, 2018 and 2017.

17. Segment Information
The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single operating segment.

18. Supplemental Information to Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2018	2017	2016
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$320,147	$586,470	$456,672
Restricted cash reserves	64,695	72,606	67,206
Cash, cash equivalents, and restricted cash reserves	$384,842	$659,076	$523,878

Interest paid	$114,280	$65,211	$56,294

Income taxes paid	$1,836	$1,176	$1,290

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$530,850	$170,000	$301,540
Escrow related to certain post-closing obligations	1,000	14,000	(15,000)
Purchase option for land subject to a ground lease	(44,831)	—	—
Transaction costs	(10,668)	(4,564)	(16,693)
Operating prorations	(1,288)	843	(662)
Proceeds from the sale of hotel properties, net	$475,063	$180,279	$269,185

Supplemental non-cash transactions (1)
Change in fair market value of designated interest rate swaps	$7,349	$13,748	$11,700
Accrued capital expenditures	$15,709	$14,138	$7,392
Distributions payable	$65,557	$65,284	$41,486
Redemption of OP Units	$—	$—	$4,325

(1) Refer to Note 3 for information related to the non-cash investing and financing activities associated with the acquisition of FelCor.

19. Selected Quarterly Financial Data (unaudited)

The tables below set forth the Company's unaudited condensed consolidated quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except share and per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation of the quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly financial data for the hotel properties are not indicative of the financial results to be achieved in succeeding years or quarters. In order to obtain a more accurate indication of performance, one should review the financial and operating results, changes in shareholders' equity and cash flows for a period of several years.

	For the year ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$429,593	$484,691	$447,042	$399,898
Net income	$23,894	$64,393	$74,657	$27,918
Net income attributable to common shareholders	$17,410	$57,435	$67,696	$20,987
Comprehensive income attributable to RLJ	$41,546	$70,650	$78,650	$5,146
Basic per share data (1):
Net income attributable to common shareholders	$0.10	$0.33	$0.39	$0.12
Diluted per share data (1):
Net income attributable to common shareholders	$0.10	$0.33	$0.39	$0.12
Basic weighted-average Common Shares outstanding	174,193,671	174,238,854	174,326,198	174,141,263
Diluted weighted-average Common Shares outstanding	174,268,815	174,364,547	174,479,341	174,194,141

(1)
The basic and diluted net income per share attributable to common shareholders are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly amounts may not agree with the total for the year presented.

	For the year ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (2)
Total revenues	$260,232	$292,284	$341,255	$462,490
Net income	$21,777	$42,464	$4,111	$7,387
Net income attributable to common shareholders	$21,758	$42,246	$1,821	$638
Comprehensive income attributable to RLJ	$27,306	$40,531	$5,660	$15,086
Basic per share data (1):
Net income attributable to common shareholders	$0.17	$0.34	$0.01	$—
Diluted per share data (1):
Net income attributable to common shareholders	$0.17	$0.34	$0.01	$—
Basic weighted-average Common Shares outstanding	123,734,173	123,785,735	140,249,961	174,147,522
Diluted weighted-average Common Shares outstanding	123,841,400	123,871,762	140,307,269	174,210,578

(1)
The basic and diluted net income per share attributable to common shareholders are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly amounts may not agree with the total for the year presented.

(2)
On August 31, 2017, the Company completed its merger with FelCor and acquired an ownership interest in 37 hotel properties. The increase in the quarterly financial data was a result of the financial impact related to the merger transaction. Refer to Note 3 for more information on the accounting for the business combination.

RLJ Lodging Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018
(amounts in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2018
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Marriott Austin South	$—	$2,253	$16,522	$2,021	$2,253	$18,543	$20,796	$5,584	2006	15 - 40 years
Marriott Denver South @ Park Meadows	—	5,385	39,488	3,845	5,353	43,365	48,718	13,422	2006	15 - 40 years
Marriott Louisville Downtown	80,000	—	89,541	20,816	—	110,357	110,357	29,456	2006	15 - 40 years
Marriott Chicago Midway	—	4,464	32,736	2,260	4,496	34,964	39,460	10,986	2006	15 - 40 years
Renaissance Boulder Flatiron Hotel	—	4,440	32,557	3,085	4,719	35,363	40,082	10,807	2006	15 - 40 years
Renaissance Fort Lauderdale Plantation Hotel	—	4,842	35,517	2,775	4,876	38,258	43,134	11,556	2006	15 - 40 years
Courtyard Austin Northwest Arboretum	—	1,443	10,585	3,118	1,447	13,699	15,146	4,110	2006	15 - 40 years
Courtyard Austin South	—	1,530	11,222	1,549	1,553	12,748	14,301	4,035	2006	15 - 40 years
Courtyard Chicago Downtown Magnificent Mile	—	8,140	59,696	8,894	8,142	68,588	76,730	20,042	2006	15 - 40 years
Courtyard Denver West Golden	—	1,325	9,716	1,453	1,325	11,169	12,494	3,510	2006	15 - 40 years
Courtyard Chicago Southeast Hammond	—	1,038	7,616	1,965	1,080	9,539	10,619	2,894	2006	15 - 40 years
Courtyard Indianapolis @ The Capitol	—	2,482	18,207	2,369	2,482	20,576	23,058	5,985	2006	15 - 40 years
Courtyard Boulder Longmont	—	1,192	8,745	1,027	1,226	9,738	10,964	3,072	2006	15 - 40 years
Courtyard Boulder Louisville	—	1,640	12,025	1,457	1,642	13,480	15,122	4,306	2006	15 - 40 years
Courtyard Louisville Northeast	—	1,374	10,079	986	1,382	11,057	12,439	3,485	2006	15 - 40 years
Courtyard Midway Airport	—	2,172	15,927	2,595	2,197	18,497	20,694	6,339	2006	15 - 40 years
Courtyard South Bend Mishawaka	—	640	4,699	1,355	642	6,052	6,694	2,101	2006	15 - 40 years
Courtyard Salt Lake City Airport	—	2,333	17,110	1,410	2,333	18,520	20,853	5,626	2006	15 - 40 years
Courtyard Houston Sugarland	—	1,217	8,931	1,870	1,218	10,800	12,018	3,076	2006	15 - 40 years
Courtyard Fort Lauderdale SW Miramar	—	1,619	11,872	1,206	1,619	13,078	14,697	3,673	2007	15 - 40 years
Courtyard Austin Downtown Convention Center	46,728	6,049	44,361	4,476	6,049	48,837	54,886	12,794	2007	15 - 40 years
Courtyard Austin Airport	—	1,691	12,404	4,077	1,753	16,419	18,172	4,300	2007	15 - 40 years
Residence Inn Austin Northwest Arboretum	—	1,403	10,290	2,003	1,403	12,293	13,696	3,815	2006	15 - 40 years
Residence Inn Austin South	—	802	5,883	1,292	820	7,157	7,977	2,023	2006	15 - 40 years
Residence Inn Austin North Parmer Lane	—	1,483	10,872	1,776	1,483	12,648	14,131	3,672	2006	15 - 40 years
Residence Inn Indianapolis Fishers	—	998	7,322	1,026	1,048	8,298	9,346	2,511	2006	15 - 40 years
Residence Inn Denver West Golden	—	1,222	8,963	1,195	1,222	10,158	11,380	3,111	2006	15 - 40 years
Residence Inn Chicago Southeast Hammond	—	980	7,190	1,119	1,043	8,246	9,289	2,452	2006	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2018
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Residence Inn Houston By The Galleria	—	2,665	19,549	2,926	2,665	22,475	25,140	6,996	2006	15 - 40 years
Residence Inn Indianapolis Downtown On The Canal	—	2,670	19,588	2,191	2,670	21,779	24,449	6,618	2006	15 - 40 years
Residence Inn Longmont Boulder	—	1,407	10,321	796	1,407	11,117	12,524	3,367	2006	15 - 40 years
Residence Inn Boulder Louisville	—	1,298	9,519	1,011	1,298	10,530	11,828	3,288	2006	15 - 40 years
Residence Inn Louisville Northeast	—	1,319	9,675	1,207	1,325	10,876	12,201	3,324	2006	15 - 40 years
Residence Inn Merrillville	—	595	4,372	1,320	595	5,692	6,287	1,864	2006	15 - 40 years
Residence Inn Detroit Novi	—	1,427	10,445	2,117	1,666	12,323	13,989	3,710	2006	15 - 40 years
Residence Inn Chicago Oak Brook	—	—	20,436	1,199	—	21,635	21,635	6,549	2006	15 - 40 years
Residence Inn Fort Lauderdale Plantation	—	2,183	16,021	5,105	2,295	21,014	23,309	6,494	2006	15 - 40 years
Residence Inn Salt Lake City Airport	—	875	6,416	1,296	875	7,712	8,587	2,411	2006	15 - 40 years
Residence Inn San Antonio Downtown Market Square	—	1,822	13,360	2,305	1,822	15,665	17,487	4,913	2006	15 - 40 years
Residence Inn Houston Sugarland	—	1,100	8,073	2,841	1,100	10,914	12,014	3,108	2006	15 - 40 years
Residence Inn Chicago Naperville	—	1,923	14,101	841	1,923	14,942	16,865	4,744	2006	15 - 40 years
Residence Inn Louisville Downtown	—	1,815	13,308	905	1,815	14,213	16,028	4,134	2007	15 - 40 years
Residence Inn Fort Lauderdale SW Miramar	—	1,692	12,409	1,615	1,724	13,992	15,716	3,968	2007	15 - 40 years
Residence Inn Austin Downtown Convention Center	31,152	3,767	27,626	671	3,767	28,297	32,064	7,883	2007	15 - 40 years
SpringHill Suites Austin North Parmer Lane	—	1,957	14,351	620	1,957	14,971	16,928	4,589	2006	15 - 40 years
SpringHill Suites Austin South	—	1,605	11,768	2,040	1,624	13,789	15,413	4,199	2006	15 - 40 years
SpringHill Suites Louisville Hurstbourne North	—	1,890	13,869	1,743	1,890	15,612	17,502	4,720	2006	15 - 40 years
SpringHill Suites South Bend Mishawaka	—	983	7,217	1,276	983	8,493	9,476	2,611	2006	15 - 40 years
SpringHill Suites Denver North Westminster	—	2,409	17,670	1,293	2,409	18,963	21,372	5,962	2006	15 - 40 years
SpringHill Suites Boulder Longmont	—	1,144	8,388	742	1,144	9,130	10,274	2,753	2007	15 - 40 years
Fairfield Inn & Suites Austin South Airport	—	505	3,702	1,127	505	4,829	5,334	1,379	2006	15 - 40 years
Fairfield Inn & Suites Denver Cherry Creek	—	1,203	8,823	1,311	1,203	10,134	11,337	3,218	2006	15 - 40 years
Fairfield Inn & Suites Chicago SE Hammond	—	722	5,301	1,401	790	6,634	7,424	2,069	2006	15 - 40 years
Fairfield Inn & Suites Key West	—	1,803	19,325	3,364	1,853	22,639	24,492	6,833	2006	15 - 40 years
Fairfield Inn & Suites Chicago Midway Airport	—	1,425	10,449	1,965	1,446	12,393	13,839	3,718	2006	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2018
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Fairfield Inn & Suites San Antonio Downtown Market	—	1,378	10,105	1,633	1,378	11,738	13,116	3,438	2006	15 - 40 years
Hampton Inn Chicago Midway Airport	—	2,747	20,143	2,963	2,793	23,060	25,853	7,116	2006	15 - 40 years
Hilton Garden Inn Chicago Midway Airport	—	2,978	21,842	1,335	3,000	23,155	26,155	7,236	2006	15 - 40 years
Sleep Inn Midway Airport	—	1,189	8,718	1,702	1,210	10,399	11,609	3,459	2006	15 - 40 years
Holiday Inn Express & Suites Midway Airport	—	1,874	13,742	3,028	1,901	16,743	18,644	4,632	2006	15 - 40 years
Hilton Garden Inn Bloomington	17,500	—	18,945	1,293	—	20,238	20,238	5,042	2009	15 - 40 years
TGI Friday's Chicago Midway	—	829	6,139	654	851	6,771	7,622	2,064	2006	15 - 40 years
Hampton Inn & Suites Clearwater St Petersburg Ulmerton Road	—	1,106	12,721	1,166	1,146	13,847	14,993	4,015	2007	15 - 40 years
Hampton Inn Garden City	—	5,691	22,764	1,920	5,732	24,643	30,375	6,908	2007	15 - 40 years
Courtyard Houston By The Galleria	26,000	3,069	22,508	1,468	3,069	23,976	27,045	6,717	2007	15 - 40 years
Hampton Inn Fort Walton Beach	—	8,774	6,109	2,241	8,930	8,194	17,124	2,183	2007	15 - 40 years
Embassy Suites Los Angeles Downey	26,500	4,857	29,943	7,845	4,970	37,675	42,645	9,733	2008	15 - 40 years
Hyatt House Austin Arboretum	11,000	2,813	15,940	2,430	2,813	18,370	21,183	4,707	2008	15 - 40 years
Hyatt House Dallas Lincoln Park	18,000	3,169	17,958	3,933	3,350	21,710	25,060	5,249	2008	15 - 40 years
Hyatt House Dallas Uptown	16,500	2,241	12,698	3,242	2,322	15,859	18,181	3,897	2008	15 - 40 years
Hyatt House Houston Galleria	13,000	2,976	16,866	2,142	2,976	19,008	21,984	5,016	2008	15 - 40 years
Embassy Suites Tampa Downtown Convention Center	—	2,161	71,017	9,282	2,410	80,050	82,460	16,458	2010	15 - 40 years
Fairfield Inn & Suites Washington DC Downtown	—	16,214	22,265	5,644	16,447	27,676	44,123	7,059	2010	15 - 40 years
Embassy Suites Fort Myers Estero	—	2,816	7,862	1,687	2,889	9,476	12,365	2,393	2010	15 - 40 years
Homewood Suites Washington DC Downtown	30,855	23,139	34,188	4,786	23,139	38,974	62,113	8,161	2010	15 - 40 years
Hampton Inn & Suites Denver Tech Center	—	2,373	9,180	2,063	2,490	11,126	13,616	2,970	2010	15 - 40 years
Hotel Indigo New Orleans Garden District	—	1,901	3,865	11,920	2,082	15,604	17,686	5,346	2010	15 - 40 years
Residence Inn Columbia	—	1,993	11,487	1,989	2,069	13,400	15,469	3,308	2010	15 - 40 years
Residence Inn National Harbor Washington DC	—	7,457	37,046	2,069	7,480	39,092	46,572	8,022	2010	15 - 40 years
Residence Inn Silver Spring	—	3,945	18,896	1,308	3,989	20,160	24,149	4,751	2010	15 - 40 years
Hilton Garden Inn New Orleans Convention Center	—	3,405	20,750	8,672	3,479	29,348	32,827	6,140	2010	15 - 40 years
Hampton Inn West Palm Beach Airport Central	—	2,280	9,769	1,413	2,282	11,180	13,462	2,519	2010	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2018
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Hilton Garden Inn West Palm Beach Airport	—	1,206	10,811	1,505	1,215	12,307	13,522	2,662	2010	15 - 40 years
Hilton Garden Inn Los Angeles Hollywood	—	5,303	19,136	7,566	5,665	26,340	32,005	6,512	2010	15 - 40 years
DoubleTree Metropolitan Hotel New York City	—	140,332	188,014	22,259	140,495	210,110	350,605	44,950	2010	15 - 40 years
Renaissance Pittsburgh Hotel	—	3,274	39,934	8,195	3,396	48,007	51,403	9,535	2011	15 - 40 years
Courtyard Atlanta Buckhead	—	2,860	21,668	3,674	2,875	25,327	28,202	5,299	2011	15 - 40 years
Marriott Denver Airport @ Gateway Park	26,500	3,083	38,356	4,321	3,179	42,581	45,760	9,157	2011	15 - 40 years
Embassy Suites West Palm Beach Central	—	3,656	9,614	7,576	3,856	16,990	20,846	4,549	2011	15 - 40 years
Hilton Garden Inn Durham Raleigh Research Triangle Park	—	1,751	4,763	5,430	1,888	10,056	11,944	3,528	2011	15 - 40 years
Hilton Garden Inn Pittsburgh University Place	—	1,975	18,490	8,622	2,365	26,722	29,087	6,908	2011	15 - 40 years
Hampton Inn Houston Near The Galleria	—	9,326	9,220	2,062	9,395	11,213	20,608	2,622	2011	15 - 40 years
Courtyard Charleston Historic District	—	2,714	35,828	3,071	3,383	38,230	41,613	6,924	2011	15 - 40 years
Residence Inn Bethesda Downtown	31,515	8,154	52,749	5,405	8,287	58,021	66,308	10,000	2012	15 - 40 years
Courtyard New York Manhattan Upper East Side	—	20,655	60,222	6,510	20,696	66,691	87,387	11,490	2012	15 - 40 years
Hilton Garden Inn San Francisco Oakland Bay Bridge	—	11,903	22,757	3,607	12,026	26,241	38,267	4,526	2012	15 - 40 years
Embassy Suites Boston Waltham	—	6,268	56,024	3,990	6,354	59,928	66,282	10,031	2012	15 - 40 years
Courtyard Houston Downtown Convention Center	—	5,799	28,953	4,227	6,033	32,946	38,979	5,088	2013	15 - 40 years
Residence Inn Houston Downtown Convention Center	—	4,674	24,913	4,788	4,875	29,500	34,375	4,413	2013	15 - 40 years
SpringHill Suites Houston Downtown Convention Center	—	2,382	12,756	15,910	2,566	28,482	31,048	4,443	2013	15 - 40 years
Courtyard Waikiki Beach	—	557	79,033	10,117	748	88,959	89,707	13,189	2013	15 - 40 years
Courtyard San Francisco	—	11,277	18,198	28,052	11,291	46,236	57,527	6,717	2013	15 - 40 years
Residence Inn Atlanta Midtown Historic	—	2,812	6,044	7,430	2,969	13,317	16,286	2,040	2013	15 - 40 years
SpringHill Suites Portland Hillsboro	—	3,488	18,283	314	3,505	18,580	22,085	2,625	2013	15 - 40 years
Hilton Cabana Miami Beach	—	25,083	40,707	5,208	25,154	45,844	70,998	5,256	2014	15 - 40 years
Hyatt House Charlotte Center City	—	3,029	26,193	1,524	3,029	27,717	30,746	3,283	2014	15 - 40 years
Hyatt House Cypress Anaheim	—	3,995	9,164	3,963	4,354	12,768	17,122	2,163	2014	15 - 40 years
Hyatt House Emeryville San Francisco Bay Area	—	7,425	29,137	5,636	7,517	34,681	42,198	5,013	2014	15 - 40 years
Hyatt House San Diego Sorrento Mesa	—	10,420	21,288	1,322	10,530	22,500	33,030	3,060	2014	15 - 40 years
Hyatt House San Jose Silicon Valley	—	6,820	31,682	133	6,820	31,815	38,635	3,882	2014	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2018
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Hyatt House San Ramon	—	5,712	11,852	2,804	5,717	14,651	20,368	2,035	2014	15 - 40 years
Hyatt House Santa Clara	—	8,044	27,703	3,013	8,046	30,714	38,760	3,898	2014	15 - 40 years
Hyatt Centric The Woodlands	—	5,950	16,882	966	5,957	17,841	23,798	2,142	2014	15 - 40 years
Hyatt Place Fremont Silicon Valley	—	6,209	13,730	1,274	6,271	14,942	21,213	2,092	2014	15 - 40 years
Hyatt Place Madison Downtown	—	6,701	25,478	7	6,701	25,485	32,186	3,088	2014	15 - 40 years
Embassy Suites Irvine Orange County	—	15,062	33,048	8,386	15,187	41,309	56,496	5,400	2014	15 - 40 years
Courtyard Portland City Center	—	8,019	53,024	1,270	8,022	54,291	62,313	6,406	2014	15 - 40 years
Hyatt Atlanta Midtown	—	3,737	41,731	1,078	3,740	42,806	46,546	4,842	2014	15 - 40 years
DoubleTree Grand Key Resort	—	48,192	27,770	7,012	48,245	34,729	82,974	4,298	2014	15 - 40 years
Hyatt Place Washington DC Downtown K Street	—	10,763	55,225	1,512	10,763	56,737	67,500	4,979	2015	15 - 40 years
Homewood Suites Seattle Lynnwood	—	3,933	30,949	98	3,981	30,999	34,980	2,815	2015	15 - 40 years
Residence Inn Palo Alto Los Altos	32,066	16,996	45,786	324	17,067	46,039	63,106	4,144	2015	15 - 40 years
DoubleTree Suites by Hilton Austin	—	7,072	50,827	305	7,078	51,126	58,204	1,715	2017	15 - 40 years
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	—	896	44,508	380	898	44,886	45,784	1,576	2017	15 - 40 years
Embassy Suites Atlanta - Buckhead	—	31,279	46,015	701	31,334	46,661	77,995	1,602	2017	15 - 40 years
Embassy Suites Birmingham	22,338	10,495	33,568	220	10,495	33,788	44,283	1,188	2017	15 - 40 years
Embassy Suites Dallas - Love Field	—	6,408	34,694	880	6,410	35,572	41,982	1,208	2017	15 - 40 years
Embassy Suites Deerfield Beach - Resort & Spa	29,569	7,527	56,128	1,820	7,603	57,872	65,475	1,961	2017	15 - 40 years
Embassy Suites Fort Lauderdale 17th Street	33,484	30,933	54,592	2,155	31,160	56,520	87,680	1,989	2017	15 - 40 years
Embassy Suites Los Angeles - International Airport South	—	13,110	94,733	873	13,168	95,548	108,716	3,221	2017	15 - 40 years
Embassy Suites Mandalay Beach - Hotel & Resort	—	35,769	53,280	369	35,780	53,638	89,418	1,932	2017	15 - 40 years
Embassy Suites Miami - International Airport	—	14,765	18,099	2,266	14,847	20,283	35,130	776	2017	15 - 40 years
Embassy Suites Milpitas Silicon Valley	—	43,157	26,399	3,559	43,358	29,757	73,115	1,160	2017	15 - 40 years
Embassy Suites Minneapolis - Airport	35,915	7,248	41,202	8,939	9,322	48,067	57,389	1,839	2017	15 - 40 years
Embassy Suites Myrtle Beach - Oceanfront Resort	—	14,103	55,236	2,285	15,392	56,232	71,624	2,052	2017	15 - 40 years
Embassy Suites Orlando - International Drive South/Convention Center	—	4,743	37,687	516	4,743	38,203	42,946	1,326	2017	15 - 40 years
Embassy Suites Phoenix - Biltmore	—	24,680	24,487	1,458	24,719	25,906	50,625	919	2017	15 - 40 years
Embassy Suites San Francisco Airport - South San Francisco	—	39,616	55,163	4,607	39,634	59,752	99,386	2,100	2017	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2018
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Embassy Suites San Francisco Airport - Waterfront	—	3,698	85,270	1,559	3,777	86,750	90,527	3,215	2017	15 - 40 years
Hilton Myrtle Beach Resort	—	17,864	73,713	355	17,864	74,068	91,932	2,591	2017	15 - 40 years
San Francisco Marriott Union Square	—	46,773	107,841	11,550	46,812	119,352	166,164	4,017	2017	15 - 40 years
The Knickerbocker New York	—	113,613	119,453	715	113,614	120,167	233,781	4,016	2017	15 - 40 years
The Mills House Wyndham Grand Hotel	—	9,599	68,932	344	9,601	69,274	78,875	2,329	2017	15 - 40 years
Wyndham Boston Beacon Hill	—	174	51,934	1,263	178	53,193	53,371	6,340	2017	11 years
Wyndham Houston - Medical Center Hotel & Suites	—	7,776	43,475	124	7,778	43,597	51,375	1,484	2017	15 - 40 years
Wyndham New Orleans - French Quarter	—	300	72,711	544	300	73,255	73,555	2,478	2017	15 - 40 years
Wyndham Philadelphia Historic District	—	8,367	51,914	254	8,373	52,162	60,535	1,761	2017	15 - 40 years
Wyndham Pittsburgh University Center	—	154	31,625	58	154	31,683	31,837	1,070	2017	15 - 40 years
Wyndham San Diego Bayside	—	989	29,440	2,200	1,019	31,610	32,629	3,426	2017	12 years
Wyndham Santa Monica At The Pier	—	27,054	45,866	369	27,079	46,210	73,289	1,576	2017	15 - 40 years
Kingston Plantation Development Corp & Plantation Laundry Services	—	—	2,000	33	9	2,024	2,033	68	2017	15 - 40 years
	$528,622	$1,197,437	$4,227,531	$478,938	$1,209,416	$4,694,490	$5,903,906	$759,643

(1) The aggregate cost of real estate for federal income tax purposes was approximately $5.9 billion at December 31, 2018.

The change in the total cost of the hotel properties is as follows:

	2018	2017	2016
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$6,165,296	$3,725,932	$3,942,413
Add: Acquisitions	—	2,539,854	—
Add: Improvements	109,403	60,916	40,308
Less: Sale of hotel properties (1)	(370,793)	(161,406)	(256,789)
Balance at end of period	$5,903,906	$6,165,296	$3,725,932

The change in the accumulated depreciation of the real estate assets is as follows:

	2018	2017	2016
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$(628,518)	$(520,517)	$(464,691)
Add: Depreciation for the period	(143,215)	(108,986)	(91,400)
Less: Sale of hotel properties (1)	12,090	985	35,574
Balance at end of period	$(759,643)	$(628,518)	$(520,517)