Form 10-Q
period 2019-03-31
RLJ Lodging Trust
filed 2019-05-09
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered

Common Shares of beneficial interest, par value $0.01 per share	RLJ	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 1, 2019, 173,650,571 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Investment in hotel properties, net	$5,355,545	$5,378,651
Investment in unconsolidated joint ventures	21,952	22,279
Cash and cash equivalents	241,481	320,147
Restricted cash reserves	54,217	64,695
Hotel and other receivables, net of allowance of $353 and $598, respectively	67,605	52,115
Lease right-of-use assets	149,492	—
Deferred income tax asset, net	46,114	47,395
Intangible assets, net	5,143	52,448
Prepaid expense and other assets	58,981	67,367
Total assets	$6,000,530	$6,005,097
Liabilities and Equity
Debt, net	$2,200,146	$2,202,676
Accounts payable and other liabilities	169,398	203,833
Deferred income tax liability	2,766	2,766
Advance deposits and deferred revenue	30,133	25,411
Lease liabilities	124,146	—
Accrued interest	15,124	7,913
Distributions payable	65,595	65,557
Total liabilities	2,607,308	2,508,156
Commitments and Contingencies (Note 11)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at March 31, 2019 and December 31, 2018	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 173,667,027 and 174,019,616 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,737	1,740
Additional paid-in capital	3,187,285	3,195,381
Accumulated other comprehensive (loss) income	(191)	16,195
Distributions in excess of net earnings	(187,092)	(150,476)
Total shareholders’ equity	3,368,675	3,429,776
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	13,861	11,908
Noncontrolling interest in the Operating Partnership	10,686	10,827
Total noncontrolling interest	24,547	22,735
Preferred equity in a consolidated joint venture, liquidation value of $45,544 at December 31, 2018	—	44,430
Total equity	3,393,222	3,496,941
Total liabilities and equity	$6,000,530	$6,005,097

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2019	2018
Revenues
Operating revenues
Room revenue	$337,670	$357,645
Food and beverage revenue	44,246	52,195
Other revenue	17,351	19,753
Total revenues	399,267	429,593
Expenses
Operating expenses
Room expense	84,188	89,969
Food and beverage expense	34,209	41,263
Management and franchise fee expense	34,118	35,676
Other operating expense	97,118	106,123
Total property operating expenses	249,633	273,031
Depreciation and amortization	58,403	61,408
Property tax, insurance and other	30,597	34,499
General and administrative	11,160	10,913
Transaction costs	559	1,672
Total operating expenses	350,352	381,523
Other income	274	1,093
Interest income	1,171	1,230
Interest expense	(20,062)	(28,701)
Loss on sale of hotel properties, net	—	(3,734)
Gain on extinguishment of indebtedness, net	—	7,659
Income before equity in loss from unconsolidated joint ventures	30,298	25,617
Equity in loss from unconsolidated joint ventures	(381)	(381)
Income before income tax expense	29,917	25,236
Income tax expense	(1,586)	(1,342)
Net income	28,331	23,894
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	353	234
Noncontrolling interest in the Operating Partnership	(92)	(73)
Preferred distributions - consolidated joint venture	(186)	(366)
Redemption of preferred equity - consolidated joint venture	(1,153)	—
Net income attributable to RLJ	27,253	23,689
Preferred dividends	(6,279)	(6,279)
Net income attributable to common shareholders	$20,974	$17,410

Basic per common share data:
Net income per share attributable to common shareholders	$0.12	$0.10
Weighted-average number of common shares	172,796,998	174,193,671

Diluted per common share data:
Net income per share attributable to common shareholders	$0.12	$0.10
Weighted-average number of common shares	172,856,230	174,268,815

Comprehensive income:
Net income	$28,331	$23,894
Unrealized (loss) gain on interest rate derivatives	(14,136)	17,857
Reclassification of unrealized gain on discontinued cash flow hedges to interest expense	(2,250)	—
Comprehensive income	11,945	41,751
Comprehensive loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	353	234
Noncontrolling interest in the Operating Partnership	(92)	(73)
Preferred distributions - consolidated joint venture	(186)	(366)
Redemption of preferred equity - consolidated joint venture	(1,153)	—
Comprehensive income attributable to RLJ	$10,867	$41,546

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income (Loss)	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2018	12,879,475	$366,936	174,019,616	$1,740	$3,195,381	$(150,476)	$16,195	$10,827	$11,908	$44,430	$3,496,941
Net income (loss)	—	—	—	—	—	27,253	—	92	(353)	1,339	28,331
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(14,136)	—	—	—	(14,136)
Reclassification of unrealized gain on discontinued cash flow hedges to interest expense	—	—	—	—	—	—	(2,250)	—	—	—	(2,250)
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(9)	—	—	(9)
Contributions from joint venture partners	—	—	—	—	—	—	—	—	2,306	—	2,306
Issuance of restricted stock	—	—	271,028	3	(3)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	2,828	—	—	—	—	—	2,828
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(19,274)	—	(366)	—	—	—	—	—	(366)
Shares acquired as part of a share repurchase program	—	—	(602,309)	(6)	(10,555)	—	—	—	—	—	(10,561)
Forfeiture of restricted stock	—	—	(2,034)	—	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(57,590)	—	(224)	—	—	(57,814)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(186)	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	—	(45,583)	(45,583)
Balance at March 31, 2019	12,879,475	$366,936	173,667,027	$1,737	$3,187,285	$(187,092)	$(191)	$10,686	$13,861	$—	$3,393,222

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$28,331	$23,894
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on sale of hotel properties, net	—	3,734
Gain on extinguishment of indebtedness, net	—	(7,659)
Depreciation and amortization	58,403	61,408
Amortization of deferred financing costs	792	929
Other amortization	(483)	(1,391)
Unrealized gain on discontinued cash flow hedges	(2,250)	—
Equity in loss from unconsolidated joint ventures	381	381
Distributions of income from unconsolidated joint ventures	550	250
Amortization of share-based compensation	2,725	2,514
Deferred income taxes	1,281	1,103
Changes in assets and liabilities:
Hotel and other receivables, net	(15,490)	(16,822)
Prepaid expense and other assets	77	289
Accounts payable and other liabilities	(11,206)	(22,507)
Advance deposits and deferred revenue	4,722	6,874
Accrued interest	7,211	(2,022)
Net cash flow provided by operating activities	75,044	50,975
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	—	116,076
Improvements and additions to hotel properties	(43,447)	(38,583)
Additions to property and equipment	(52)	(27)
Contributions to unconsolidated joint ventures	(603)	—
Net cash flow (used in) provided by investing activities	(44,102)	77,466
Cash flows from financing activities
Borrowings under Revolver	140,000	300,000
Redemption of senior notes	—	(539,028)
Scheduled mortgage loan principal payments	(1,568)	(1,663)
Repayments of mortgage loans	(139,500)	—
Repurchase of common shares under a share repurchase program	(10,561)	—
Repurchase of common shares to satisfy employee tax withholding requirements	(366)	(462)
Distributions on preferred shares	(6,279)	(6,279)
Distributions on common shares	(57,426)	(57,707)
Distributions on Operating Partnership units	(224)	(248)
Redemption of Operating Partnership units	(9)	—
Payments of deferred financing costs	(564)	(3,515)
Preferred distributions - consolidated joint venture	(312)	(366)
Redemption of preferred equity - consolidated joint venture	(45,583)	—
Contributions from joint venture partners	2,306	74
Net cash flow used in financing activities	(120,086)	(309,194)
Net change in cash, cash equivalents, and restricted cash reserves	(89,144)	(180,753)
Cash, cash equivalents, and restricted cash reserves, beginning of year	384,842	659,076
Cash, cash equivalents, and restricted cash reserves, end of period	$295,698	$478,323

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2019, there were 174,439,770 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.6% of the outstanding OP units.

As of March 31, 2019, the Company owned 151 hotel properties with approximately 28,800 rooms, located in 25 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 147 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 149 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 150 of the 151 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

2.              Summary of Significant Accounting Policies

The Company's Annual Report on Form 10-K for the year ended December 31, 2018 contains a discussion of the Company's significant accounting policies. Other than noted below, there have been no other significant changes to the Company's significant accounting policies since December 31, 2018.

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

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2019.

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

Derivative Financial Instruments

In August 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance amends the hedge accounting recognition and presentation requirements in ASC 815. The guidance simplifies the application of hedge accounting and it better aligns the financial reporting for hedging activities with the entity's economic and risk management activities. All changes in the fair value of highly effective cash flow hedges will be recorded in other comprehensive income and they will be reclassified to earnings when the hedged item impacts earnings. The Company adopted this new standard on January 1, 2019. Based on the Company's assessment, the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The Company adopted this standard on January 1, 2019 using the modified retrospective transition approach. There are two methods of applying the modified retrospective transition approach and the Company elected to not adjust the comparative periods in the consolidated financial statements and footnotes, so the Company did not recognize a cumulative effect adjustment on the date of adoption. The comparative historical periods will be presented in accordance with ASC 840, Leases.

As a lessee in a lease contract, the Company recognizes a lease right-of-use asset and a lease liability on the consolidated balance sheet. The Company is a lessee in a variety of lease contracts, such as ground leases, parking leases, office leases and equipment leases. The Company classifies its leases as either an operating lease or a finance lease based on the principle of whether or not the lease is effectively a financed purchase of the leased asset. For operating leases, the Company recognizes lease expense on a straight-line basis over the term of the lease. For finance leases, the Company recognizes lease expense on the effective interest method, which results in the interest component of each lease payment being recognized as interest expense and the lease right-of-use asset being amortized into amortization expense using the straight-line method over the term of the lease. For leases with an initial term of 12 months or less, the Company will not recognize a lease right-of-use asset and a lease liability on the consolidated balance sheet and lease expense will be recognized on a straight-line basis over the lease term.

At the lease commencement date, the Company determines the lease term by incorporating the fixed, non-cancelable lease term plus any lease extension option terms that are reasonably certain of being exercised. The ability to extend the lease term is at the Company's sole discretion. The Company calculates the present value of the future lease payments over the lease term in order to determine the lease liability and the related lease right-of-use asset that is recognized on the consolidated balance sheet.

Certain lease contracts may include an option to purchase the leased property, which is at the Company's sole discretion. The Company's lease contracts do not contain any material residual value guarantees or material restrictive covenants.

The Company's leases include a base lease payment, which is recognized as lease expense on a straight-line basis over the lease term. In addition, certain of the Company's leases may include an additional lease payment that is based on either (i) a percentage of the respective hotel property's financial results, or (ii) the frequency to which the leased asset is used, or (iii) the lease payments are adjusted periodically for inflation; all of which are recognized as variable lease expense, when incurred, in the consolidated statements of operations and comprehensive income.

The Company will use the implicit rate in a lease contract in order to determine the present value of the future lease payments over the lease term.  If the implicit rate in the lease contract is not available, then the Company will use its incremental borrowing rate at the lease commencement date.   The Company determined its incremental borrowing rate for each lease contract by using the U.S. Treasury interest rates yield curve, and then making adjustments for the lease term, the Company’s credit spread, the Company’s ability to borrow on a secured basis, the quality and condition of the leased asset and the current economic environment.  For purposes of adopting ASC 842, the Company used its incremental borrowing rate on January 1, 2019 for the operating leases that commenced prior to that date.

As a lessor in a lease contract, the Company classifies its leases as either an operating lease, direct financing lease, or a sales-type lease. The Company leases space at its hotel properties to third parties, who lease the space for their restaurants or retail locations. The Company classifies these lease contracts as operating leases, so the Company will continue to recognize the underlying leased asset as an investment in hotel properties on the consolidated balance sheets. Lease revenue is recognized on a straight-line basis over the lease term. Variable lease revenue is recognized over the lease term when it is earned and becomes receivable from the lessee, according to the provisions of the respective lease contract. The Company only capitalizes the incremental direct costs of leasing, so any indirect costs of leasing will be expensed as incurred.

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

Upon adoption of this standard on January 1, 2019, the Company recognized lease liabilities and the related lease right-of-use assets on the consolidated balance sheet for its ground leases, parking leases, office leases and equipment leases. In addition to recognizing the lease liabilities and the related lease right-of-use assets on the date of adoption, the Company reclassified its below market ground lease intangible assets from intangible assets, net on the consolidated balance sheet to the lease right-of-use assets. In addition, the Company reclassified its above market ground lease liabilities and deferred rent liabilities from accounts payable and other liabilities on the consolidated balance sheet to the lease right-of-use assets.

The following table summarizes the impact of adopting this guidance on the consolidated balance sheet (in thousands):

	January 1, 2019
	As Previously Reported	Impact of the Adoption of ASC 842	As Adjusted
Lease right-of-use assets	$—	$150,803	$150,803
Intangible assets, net	$52,448	$(46,772)	$5,676
Accounts payable and other liabilities	$203,833	$(20,704)	$183,129
Lease liabilities	$—	$124,735	$124,735

There was no impact to the Company’s consolidated statement of operations and comprehensive income and the consolidated statement of cash flows. Refer to Note 11, Commitments and Contingencies, for the Company's disclosures about its lease contracts.

Recently Issued Accounting Pronouncements

In August 2018, the SEC issued SEC Final Rule 33-10532, Disclosure Update and Simplification. The amendments add certain disclosure requirements, such as requiring entities to disclose the current and comparative quarter and year-to-date changes in shareholders' equity for interim periods. The Company adopted the new disclosure requirement relating to changes in shareholders' equity for interim periods on January 1, 2019. Based on the Company's assessment, the adoption of the new disclosures did not have a material impact on the Company's consolidated financial statements.

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

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Land and improvements	$1,210,136	$1,209,416
Buildings and improvements	4,717,087	4,694,490
Furniture, fixtures and equipment	825,041	813,797
	6,752,264	6,717,703
Accumulated depreciation	(1,396,719)	(1,339,052)
Investment in hotel properties, net	$5,355,545	$5,378,651

For the three months ended March 31, 2019 and 2018, the Company recognized depreciation expense related to its investment in hotel properties of approximately $57.7 million and $58.8 million, respectively.

4.              Investment in Unconsolidated Joint Ventures

As of March 31, 2019 and December 31, 2018, the Company owned 50% interests in joint ventures that owned two hotel properties. The Company also owned 50% interests in joint ventures that owned real estate and a condominium management business that are associated with two of its resort hotel properties. The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income (loss) from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of March 31, 2019 and December 31, 2018, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	March 31, 2019	December 31, 2018
Equity basis of the joint venture investments	$157	$117
Cost of the joint venture investments in excess of the joint venture book value	21,795	22,162
Investment in unconsolidated joint ventures	$21,952	$22,279

The following table summarizes the components of the Company's equity in loss from unconsolidated joint ventures (in thousands):

	For the three months ended March 31,
	2019	2018
Unconsolidated joint ventures net loss attributable to the Company	$(14)	$(14)
Depreciation of cost in excess of book value	(367)	(367)
Equity in loss from unconsolidated joint ventures	$(381)	$(381)

5.            Sale of Hotel Properties

During the three months ended March 31, 2019, the Company did not sell any hotel properties.

During the three months ended March 31, 2018, the Company sold two hotel properties for a total sale price of approximately $119.2 million. In connection with these transactions, the Company recorded an aggregate $3.7 million loss on sales, which is included in loss on sale of hotel properties, net in the accompanying consolidated statement of operations and comprehensive income. The loss on sale is presented net of a gain on extinguishment of indebtedness of $5.1 million associated with the two hotel properties that were sold.

The following table discloses the hotel properties that were sold during the three months ended March 31, 2018:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Boston Marlborough	Marlborough, MA	February 21, 2018	229
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	March 27, 2018	364
		Total	593

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended March 31, 2019				For the three months ended March 31, 2018
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$50,881	$4,956	$1,421	$57,258	$54,269	$5,360	$1,737	$61,366
South Florida	44,646	5,849	2,057	52,552	46,780	5,732	1,829	54,341
Southern California	29,064	3,692	2,090	34,846	30,413	4,128	1,926	36,467
Austin	24,097	2,960	951	28,008	23,674	2,497	912	27,083
New York City	22,659	2,903	963	26,525	22,640	2,786	914	26,340
Houston	16,252	964	1,170	18,386	16,580	981	929	18,490
Chicago	12,906	2,964	436	16,306	12,943	2,932	374	16,249
Denver	13,130	2,844	306	16,280	14,648	3,039	232	17,919
Washington, DC	13,367	335	550	14,252	14,809	652	523	15,984
Louisville	9,390	3,830	530	13,750	8,258	3,103	473	11,834
Other	101,278	12,949	6,877	121,104	112,631	20,985	9,904	143,520
Total	$337,670	$44,246	$17,351	$399,267	$357,645	$52,195	$19,753	$429,593

7.              Debt

The Company's debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Senior Notes	$504,141	$505,322
Revolver and Term Loans, net	1,309,619	1,169,165
Mortgage loans, net	386,386	528,189
Debt, net	$2,200,146	$2,202,676

Senior Notes

The Company's senior unsecured notes are referred to as the "Senior Notes". The Company's Senior Notes consisted of the following (in thousands):

				Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date	March 31, 2019	December 31, 2018
Senior unsecured notes (1) (2) (3)	—	6.00%	June 2025	$504,141	$505,322

(1)	Requires payments of interest only through maturity.

(2)
The senior unsecured notes include $29.1 million and $30.3 million at March 31, 2019 and December 31, 2018, respectively, related to fair value adjustments on the senior unsecured notes that were assumed in the Mergers.

(3)	The Company has the option to redeem the senior unsecured notes beginning June 1, 2020 at a price of 103.0% of face value.

The Senior Notes are subject to customary financial covenants. As of March 31, 2019 and December 31, 2018, the Company was in compliance with all financial covenants.

Revolver and Term Loans

The Company has the following unsecured credit agreements in place:

•	$600.0 million revolving credit facility with a scheduled maturity date of April 22, 2020 with a one-year extension option if certain conditions are satisfied (the "Revolver");

•	$400.0 million term loan with a scheduled maturity date of April 22, 2021 (the "$400 Million Term Loan Maturing 2021");

•	$150.0 million term loan with a scheduled maturity date of January 22, 2022 (the "$150 Million Term Loan Maturing 2022");

•	$400.0 million term loan with a scheduled maturity date of January 25, 2023 (the "$400 Million Term Loan Maturing 2023"); and

•	$225.0 million term loan with a scheduled maturity date of January 25, 2023 (the "$225 Million Term Loan Maturing 2023").

The $400 Million Term Loan Maturing 2021, the $150 Million Term Loan Maturing 2022, the $400 Million Term Loan Maturing 2023, and the $225 Million Term Loan Maturing 2023 are collectively the "Term Loans". The Revolver and Term Loans are subject to customary financial covenants. As of March 31, 2019 and December 31, 2018, the Company was in compliance with all financial covenants.

The Company's unsecured credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at March 31, 2019 (1)	Maturity Date	March 31, 2019	December 31, 2018
Revolver (2)	3.99%	April 2020	$140,000	$—
$400 Million Term Loan Maturing 2021	3.11%	April 2021	400,000	400,000
$150 Million Term Loan Maturing 2022	3.08%	January 2022	150,000	150,000
$400 Million Term Loan Maturing 2023	3.78%	January 2023	400,000	400,000
$225 Million Term Loan Maturing 2023	3.78%	January 2023	225,000	225,000
			1,315,000	1,175,000
Deferred financing costs, net (3)			(5,381)	(5,835)
Total Revolver and Term Loans, net			$1,309,619	$1,169,165

(1)	Interest rate at March 31, 2019 gives effect to interest rate hedges.

(2)
At March 31, 2019 and December 31, 2018, there was $460.0 million and $600.0 million of borrowing capacity on the Revolver, respectively. The Company has the ability to further increase the borrowing capacity to $750.0 million, subject to certain lender requirements. In April 2019, the Company paid off the outstanding balance on the Revolver by using the cash proceeds that were received from entering into two new mortgage loans (discussed further below).

(3)
Excludes $1.2 million and $1.5 million as of March 31, 2019 and December 31, 2018, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate at March 31, 2019 (1)	Maturity Date		March 31, 2019	December 31, 2018
Mortgage loan	—	—	—	(3)	$—	$140,250
Mortgage loan (2)	4	4.09%	October 2019	(4)	150,000	150,000
Mortgage loan (2) (5)	5	4.59%	March 2021		85,000	85,000
Mortgage loan (6)	1	5.25%	June 2022		31,850	32,066
Mortgage loan (7)	3	4.95%	October 2022		91,121	91,737
Mortgage loan (8)	1	4.94%	October 2022		29,371	29,569
	14				387,342	528,622
Deferred financing costs, net					(956)	(433)
Total mortgage loans, net					$386,386	$528,189

(1)	Interest rate at March 31, 2019 gives effect to interest rate hedges.

(2)	Requires payments of interest only through maturity.

(3)	In March 2019, the Company paid off the mortgage loan in full.

(4)
In October 2018, the Company extended the maturity date for a one-year term. In April 2019, the Company entered into a new $200.0 million mortgage loan and a new $96.0 million mortgage loan. The Company used the cash proceeds from the two new mortgage loans to pay off the $150.0 million mortgage loan in full and to pay off the $140.0 million outstanding balance on the Revolver.

(5)
The five hotels encumbered by the mortgage loan are cross-collateralized. In April 2019, the Company refinanced the $85.0 million mortgage loan for an amended interest rate of LIBOR + 1.60% and an amended maturity date of April 2026, inclusive of all extension options. The Company also replaced the five hotels that were encumbered by the mortgage loan with four other hotels.

(6)	Includes $0.6 million and $0.6 million at March 31, 2019 and December 31, 2018, respectively, related to a fair value adjustment on a mortgage loan that was assumed in conjunction with an acquisition.

(7)	Includes $1.7 million and $1.9 million at March 31, 2019 and December 31, 2018, respectively, related to fair value adjustments on the mortgage loans that were assumed in the Mergers.

(8)	Includes $0.6 million and $0.6 million at March 31, 2019 and December 31, 2018, respectively, related to a fair value adjustment on the mortgage loan that was assumed in the Mergers.

Certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with all financial covenants at March 31, 2019 and December 31, 2018.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended March 31,
	2019	2018
Senior Notes	$5,944	$10,587
Revolver and Term Loans	10,153	10,578
Mortgage loans	5,423	6,607
Amortization of deferred financing costs	792	929
Unrealized gain on discontinued cash flow hedges	(2,250)	—
Total interest expense	$20,062	$28,701

8.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Swap-cash flow	2.02%	March 2019	$—	$125,000	$—	$148
Swap-cash flow	1.94%	March 2019	—	100,000	—	136
Swap-cash flow	1.27%	March 2019	—	125,000	—	447
Swap-cash flow	1.96%	March 2019	—	100,000	—	153
Swap-cash flow	1.85%	March 2019	—	50,000	—	93
Swap-cash flow	1.81%	March 2019	—	50,000	—	99
Swap-cash flow	1.74%	March 2019	—	25,000	—	54
Swap-cash flow (1)	1.80%	September 2020	—	30,855	—	370
Swap-cash flow (1)	1.80%	September 2020	—	76,670	—	919
Swap-cash flow (1)	1.80%	September 2020	—	32,725	—	392
Swap-cash flow (1)	1.81%	October 2020	—	143,000	—	1,808
Swap-cash flow	1.15%	April 2021	100,000	100,000	2,322	3,072
Swap-cash flow	1.20%	April 2021	100,000	100,000	2,215	2,955
Swap-cash flow	2.15%	April 2021	75,000	75,000	147	539
Swap-cash flow	1.91%	April 2021	75,000	75,000	534	967
Swap-cash flow	1.61%	June 2021	50,000	50,000	707	1,057
Swap-cash flow	1.56%	June 2021	50,000	50,000	772	1,129
Swap-cash flow	1.71%	June 2021	50,000	50,000	595	934
Swap-cash flow	2.29%	December 2022	200,000	200,000	(970)	938
Swap-cash flow	2.29%	December 2022	125,000	125,000	(588)	607
Swap-cash flow	2.38%	December 2022	200,000	200,000	(1,656)	259
Swap-cash flow	2.38%	December 2022	100,000	100,000	(820)	139
Swap-cash flow (2)	2.75%	November 2023	100,000	100,000	(1,920)	(1,020)
Swap-cash flow (3)	2.51%	December 2023	75,000	—	(891)	—
Swap-cash flow (3)	2.39%	December 2023	75,000	—	(638)	—
			$1,375,000	$2,083,250	$(191)	$16,195

(1)
During the three months ended March 31, 2019, the Company discontinued accounting for these interest rate swaps as cash flow hedges because the hedged forecasted transactions were no longer probable of occurring as a result of debt paydowns in March and April 2019. Therefore, the Company reclassified approximately $2.3 million of the unrealized gains included in accumulated other comprehensive income to interest expense in the consolidated statements of operations and comprehensive income.

(2)	Effective in November 2020.

(3)	Effective in January 2021.

The following interest rate swaps have not been designated as hedging instruments (in thousands):

			Notional value at		Fair value at
Derivative type	Interest rate	Maturity	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Interest rate swap (1)	1.80%	September 2020	$30,690	$—	$240	$—
Interest rate swap (1)	1.80%	September 2020	76,260	—	597	—
Interest rate swap (1)	1.80%	September 2020	32,550	—	255	—
Interest rate swap (1)	1.81%	October 2020	143,000	—	1,158	—
			$282,500	$—	$2,250	$—

(1)
During the three months ended March 31, 2019, the Company discontinued accounting for these interest rate swaps as cash flow hedges. The Company will recognize all changes in the fair value of these interest rate swaps in interest expense in the consolidated statements of operations and comprehensive income.

As of March 31, 2019 and December 31, 2018, the aggregate fair value of the interest rate swap assets of $9.5 million and $17.2 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the aggregate fair value of the interest rate swap liabilities of $7.5 million and $1.0 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of March 31, 2019, there was approximately $0.2 million of unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows. As of December 31, 2018, there was approximately $16.2 million of unrealized gains included in accumulated other comprehensive income related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, approximately $2.6 million and $0.4 million, respectively, of the amounts included in accumulated other comprehensive income (loss) were reclassified into interest expense for the interest rate swaps that have been designated as cash flow hedges. Approximately $6.4 million of the unrealized gains included in accumulated other comprehensive loss at March 31, 2019 is expected to be reclassified into interest expense within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$504,141	$493,224	$505,322	$492,554
Revolver and Term Loans, net	1,309,619	1,315,855	1,169,165	1,175,000
Mortgage loans, net	386,386	391,342	528,189	528,404
Debt, net	$2,200,146	$2,200,421	$2,202,676	$2,195,958

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 (in thousands):

	Fair Value at March 31, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$9,542	$—	$9,542
Interest rate swap liability	—	(7,483)	—	(7,483)
Total	$—	$2,059	$—	$2,059

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$17,215	$—	$17,215
Interest rate swap liability	—	(1,020)	—	(1,020)
Total	$—	$16,195	$—	$16,195

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of March 31, 2019 and December 31, 2018.

11.       Commitments and Contingencies

Leases

As of March 31, 2019, 14 of the Company's hotel properties were subject to ground leases that cover the land underlying the respective hotels. The ground leases are classified as operating leases. During the three months ended March 31, 2019, the total ground lease expense was $3.8 million, which consisted of $2.9 million of fixed lease expense and $0.9 million of variable lease expense. The ground lease expense is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive income.

The Residence Inn Chicago Oak Brook is subject to a ground lease with an initial term expiring in 2100. After the initial term, the Company may extend the ground lease for an additional term of 99 years. The ground lease expense was de minimis for the three months ended March 31, 2019.

The Marriott Louisville Downtown is subject to a ground lease with an initial term expiring in 2053. After the initial term, the ground lease may be extended for up to four additional 25 year terms at the Company's option. The ground lease expense was de minimis for the three months ended March 31, 2019.

The Courtyard Austin Downtown Convention Center and Residence Inn Austin Downtown Convention Center are subject to a ground lease with a term expiring in 2100. The ground lease expense was $0.2 million for the three months ended March 31, 2019.

The Hilton Garden Inn Bloomington is subject to a ground lease with an initial term expiring in 2053. After the initial term, the ground lease automatically extends for up to five additional 10 year terms unless certain conditions are met. The ground lease expense was de minimis for the three months ended March 31, 2019.

A portion of the site of the Courtyard Charleston Historic District is subject to a ground lease with a term expiring in 2096. The ground lease expense was $0.3 million for the three months ended March 31, 2019.

The Courtyard Waikiki Beach is subject to a ground lease with a term expiring in 2112.  The ground lease expense was $0.9 million for the three months ended March 31, 2019.

A portion of the site of the Residence Inn Palo Alto Los Altos is subject to a ground lease with a term expiring in 2033. The ground lease expense was de minimis for the three months ended March 31, 2019.

The DoubleTree Suites by Hilton Orlando Lake Buena Vista is subject to a ground lease with an initial term expiring in 2032. After the initial term, the Company may extend the ground lease for an additional term of 25 years to 2057. The ground lease expense was $0.2 million for the three months ended March 31, 2019.

The Embassy Suites San Francisco Airport Waterfront is subject to a ground lease with a term expiring in 2059. The ground lease expense was $0.6 million for the three months ended March 31, 2019.

The Wyndham Boston Beacon Hill is subject to a ground lease with a term expiring in 2028. The ground lease expense was $0.2 million for the three months ended March 31, 2019.

The Wyndham New Orleans French Quarter is subject to a ground lease with a term expiring in 2065. The ground lease expense was $0.1 million for the three months ended March 31, 2019.

The Wyndham Pittsburgh University Center is subject to a ground lease with an initial term expiring in 2038. After the initial term, the Company may extend the ground lease for up to five additional 9 year renewal terms to 2083. The ground lease expense was $0.2 million for the three months ended March 31, 2019.

The Wyndham San Diego Bayside is subject to a ground lease with a term expiring in 2029. The ground lease expense was $1.2 million for the three months ended March 31, 2019.

Certain of the Company's hotel properties are subject to long-term contracts to lease parking spaces. The parking leases are classified as operating leases. The total parking lease expense was $0.1 million for the three months ended March 31, 2019, which is included in other operating expense in the accompanying consolidated statements of operations and comprehensive income.

The Company is subject to an office lease for its corporate headquarters in Bethesda, Maryland with a term expiring in 2026. In addition, the Company is subject to an office lease in Dallas, Texas with a term expiring in 2027. The office leases are classified as operating leases. The total office lease expense was $0.4 million for the three months ended March 31, 2019, which is included in general and administrative in the accompanying consolidated statements of operations and comprehensive income.

The Company is subject to a number of equipment leases for copiers, printers, kitchen equipment, and vehicles. The equipment leases are classified as operating leases. The total equipment lease expense was $0.3 million for the three months ended March 31, 2019, which is included in other operating expense in the accompanying consolidated statements of operations and comprehensive income.

The future lease payments for the Company's operating leases were as follows (in thousands):

	March 31, 2019	December 31, 2018
2019	$8,386	$11,200
2020	11,229	11,257
2021	11,823	11,840
2022	10,213	10,218
2023	10,277	10,283
Thereafter	556,988	557,647
Total future lease payments	608,916	$612,445
Less: Imputed interest	484,770
Lease liabilities	$124,146

The following table presents certain information related to the Company's operating leases as of March 31, 2019:

Weighted average remaining lease term	63 years
Weighted average discount rate (1)	7.06%

(1)	Upon adoption of the new lease accounting standard, the discount rates used for the Company's operating leases were determined at January 1, 2019.

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment (FF&E)) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of March 31, 2019 and December 31, 2018, approximately $54.2 million and $64.7 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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

Management Agreements

As of March 31, 2019, 150 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years. This number includes 41 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or Wyndham. Each management company receives a base management fee generally between 3.0% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally between 3.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three months ended March 31, 2019 and 2018, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $14.1 million and $15.9 million, respectively.

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to December 31, 2022, subject to an aggregate $100.0 million limit over the term and an annual $21.5 million limit. The Company recognizes the pro-rata portion of the projected aggregate full-year guaranties as a reduction of Wyndham's contractual management and other fees.

Franchise Agreements

As of March 31, 2019, 108 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes 41 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or Wyndham. In addition, one hotel is not operated with a hotel brand so it does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of generally 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three months ended March 31, 2019 and 2018, the Company incurred franchise fee expense of approximately $20.0 million and $19.7 million, respectively.

12.       Equity

Common Shares of Beneficial Interest

In 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $400.0 million of common shares through December 31, 2016 (the "2015 Share Repurchase Program). On February 17, 2017, the Company's

board of trustees increased the authorized amount that may be repurchased by $40.0 million to a total of $440.0 million. On February 16, 2018, the Company's board of trustees extended the duration of the 2015 Share Repurchase Program to February 28, 2019. During the three months ended March 31, 2018, the Company did not repurchase and retire any of its common shares.

On February 15, 2019, the Company's board of trustees approved a new share repurchase program to acquire up to $250.0 million of common shares from March 1, 2019 to February 28, 2020 (the "2019 Share Repurchase Program"). During the three months ended March 31, 2019, the Company repurchased and retired 602,309 common shares for approximately $10.6 million, of which $10.4 million was repurchased under the 2015 Share Repurchase Program and $0.2 million was repurchased under the 2019 Share Repurchase Program. As of March 31, 2019, the 2019 Share Repurchase Program had a remaining capacity of $249.8 million.

The Company declared a cash dividend of $0.33 per common share during each of the three months ended March 31, 2019 and 2018.

Series A Preferred Shares

On August 31, 2017, the Company designated and authorized the issuance of up to 12,950,000 $1.95 Series A Preferred Shares. The Company issued 12,879,475 Series A Preferred Shares at a price of $28.49 per share. The holders of the Series A Preferred Shares are entitled to receive dividends that are payable in cash in an amount equal to the greater of (i) $1.95 per annum or (ii) the cash distributions declared or paid for the corresponding period on the number of common shares into which a Series A Preferred Share is then convertible.

The Company declared a cash dividend of $0.4875 on each Series A Preferred Share during each of the three months ended March 31, 2019 and 2018.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of March 31, 2019, 772,743 outstanding OP Units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of March 31, 2019 is as follows:

	2019
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	740,792	$21.89
Granted (1)	271,028	18.97
Vested	(64,614)	22.85
Forfeited	(2,034)	21.78
Unvested at March 31, 2019	945,172	$20.98

(1)	During the three months ended March 31, 2019, the Company issued restricted shares to officers that vest on an annual basis over a four-year period.

For the three months ended March 31, 2019 and 2018, the Company recognized approximately $2.1 million and $2.0 million, respectively, of share-based compensation expense related to restricted share awards. As of March 31, 2019, there was $16.8 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.7 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the three months ended March 31, 2019 and 2018 was approximately $1.2 million and $1.4 million, respectively.

Performance Units

In February 2018, the Company awarded 264,000 performance units with a grant date fair value of $13.99 per unit to certain employees. The performance units vest over a four-year period, including three years of performance-based vesting plus an additional one year of time-based vesting.

In February 2019, the Company awarded 260,000 performance units with a grant date fair value of $19.16 per unit to certain employees. The performance units vest over a four-year period, including three years of performance-based vesting (the "2019 performance units measurement period") plus an additional one year of time-based vesting. These performance units may convert into restricted shares at a range of 25% to 200% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return and a relative total shareholder return over the measurement period at specified percentiles of the peer group, as defined by the award. If at the end of the 2019 performance units measurement period the target criterion is met, then 50% of the restricted shares will vest immediately. The remaining 50% will vest one year later. The award recipients will not be entitled to receive any dividends prior to the date of conversion. For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the 2019 performance units measurement period. The fair value of the performance units is determined using a Monte Carlo simulation with the following assumptions: a risk-free interest rate of 2.52%, volatility of 27.19%, and an expected term equal to the requisite service period for the awards. The Company estimated the compensation expense for the performance units on a straight-line basis using a calculation that recognizes 50% of the grant date fair value over three years and 50% of the grant date fair value over four years.

For the three months ended March 31, 2019 and 2018, the Company recognized approximately $0.7 million and $0.5 million, respectively, of share-based compensation expense related to the performance unit awards. As of March 31, 2019, there was $7.6 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.8 years.

As of March 31, 2019, there were 2,712,162 common shares available for future grant under the 2015 Plan.

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

The limited partners’ outstanding OP Units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three months ended March 31, 2019 and 2018, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2019	2018
Numerator:
Net income attributable to RLJ	$27,253	$23,689
Less: Preferred dividends	(6,279)	(6,279)
Less: Dividends paid on unvested restricted shares	(312)	(328)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$20,662	$17,082

Denominator:
Weighted-average number of common shares - basic	172,796,998	174,193,671
Unvested restricted shares	59,232	75,144
Weighted-average number of common shares - diluted	172,856,230	174,268,815

Net income per share attributable to common shareholders - basic	$0.12	$0.10

Net income per share attributable to common shareholders - diluted	$0.12	$0.10

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$241,481	$401,943
Restricted cash reserves	54,217	76,380
Cash, cash equivalents, and restricted cash reserves	$295,698	$478,323

Interest paid	$15,701	$32,257

Income taxes paid	$43	$1,623

Operating cash flow lease payments for operating leases	$3,589

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$—	$119,200
Transaction costs	—	(2,587)
Operating prorations	—	(537)
Proceeds from the sale of hotel properties, net	$—	$116,076

Supplemental non-cash transactions
Accrued capital expenditures	$6,720	$5,314

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019 (the "Annual Report"), which is accessible on the SEC’s website at www.sec.gov.

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

As we look at factors that could impact our business, we find that the consumer is generally in good financial health, job creation remains positive, and an increase in wages is adding to consumers' disposable income. While geopolitical and global economic uncertainty still exists, we remain cautiously optimistic that positive employment trends, high consumer confidence, and elevated corporate sentiment will continue to drive economic expansion in the U.S. and generate positive lodging demand and RevPAR growth for the industry. However, in light of accelerating supply and signs of slowing economic growth, RevPAR growth is likely to be moderate. Low unemployment rates can impact the cost of labor through higher wages and benefits, which negatively impact our financial and operating results.

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

As of March 31, 2019, we owned 151 hotel properties with approximately 28,800 rooms, located in 25 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 147 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 149 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 150 of the 151 hotel properties to our taxable REIT subsidiaries ("TRS"), of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of March 31, 2019, we owned, through a combination of direct and indirect interests, 99.6% of the units of limited partnership interest in the Operating Partnership ("OP units").

2019 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. The following significant activities took place:

•	In February 2019, we fully redeemed the preferred equity under the EB-5 Immigrant Investor Program for $45.6 million.

•
In March 2019, we paid off a mortgage loan in full for an aggregate principal amount of $139.5 million by using cash borrowings from our Revolver. In April 2019, we entered into a new $200.0 million mortgage loan and a new $96.0 million mortgage loan. We used the cash proceeds that were received from the two new mortgage loans to pay off the outstanding balance on the Revolver and to pay off a $150.0 million mortgage loan in full.

•
During the three months ended March 31, 2019, we repurchased and retired 0.6 million common shares for approximately $10.6 million at an average price per share of $17.53. As of March 31, 2019, we had $249.8 million of remaining capacity under the share repurchase program.

•	We declared a cash dividend of $0.4875 on each Series A Preferred Share in the first quarter of 2019.

•	We declared a cash dividend of $0.33 per common share in the first quarter of 2019.

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

Critical Accounting Policies

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. Our Annual Report on Form 10-K for the year ended December 31, 2018 contains a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies since December 31, 2018.

Results of Operations

At March 31, 2019 and 2018, we owned 151 and 156 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three months ended March 31, 2019 and 2018.  The non-comparable hotel properties include seven dispositions that were completed between January 1, 2018 and March 31, 2019.

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

	For the three months ended March 31,
	2019	2018	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$337,670	$357,645	$(19,975)	(5.6)%
Food and beverage revenue	44,246	52,195	(7,949)	(15.2)%
Other revenue	17,351	19,753	(2,402)	(12.2)%
Total revenues	399,267	429,593	(30,326)	(7.1)%
Expenses
Operating expenses
Room expense	84,188	89,969	(5,781)	(6.4)%
Food and beverage expense	34,209	41,263	(7,054)	(17.1)%
Management and franchise fee expense	34,118	35,676	(1,558)	(4.4)%
Other operating expense	97,118	106,123	(9,005)	(8.5)%
Total property operating expenses	249,633	273,031	(23,398)	(8.6)%
Depreciation and amortization	58,403	61,408	(3,005)	(4.9)%
Property tax, insurance and other	30,597	34,499	(3,902)	(11.3)%
General and administrative	11,160	10,913	247	2.3%
Transaction costs	559	1,672	(1,113)	(66.6)%
Total operating expenses	350,352	381,523	(31,171)	(8.2)%
Other income	274	1,093	(819)	(74.9)%
Interest income	1,171	1,230	(59)	(4.8)%
Interest expense	(20,062)	(28,701)	8,639	(30.1)%
Loss on sale of hotel properties, net	—	(3,734)	3,734	(100.0)%
Gain on extinguishment of indebtedness, net	—	7,659	(7,659)	100.0%
Income before equity in loss from unconsolidated joint ventures	30,298	25,617	4,681	18.3%
Equity in loss from unconsolidated joint ventures	(381)	(381)	—	—%
Income before income tax expense	29,917	25,236	4,681	18.5%
Income tax expense	(1,586)	(1,342)	(244)	18.2%
Net income	28,331	23,894	4,437	18.6%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	353	234	119	50.9%
Noncontrolling interest in the Operating Partnership	(92)	(73)	(19)	26.0%
Preferred distributions - consolidated joint venture	(186)	(366)	180	(49.2)%
Redemption of preferred equity - consolidated joint venture	(1,153)	—	(1,153)	100.0%
Net income attributable to RLJ	27,253	23,689	3,564	15.0%
Preferred dividends	(6,279)	(6,279)	—	—%
Net income attributable to common shareholders	$20,974	$17,410	$3,564	20.5%

Revenues

Total revenues decreased $30.3 million, or 7.1%, to $399.3 million for the three months ended March 31, 2019 from $429.6 million for the three months ended March 31, 2018. The decrease was a result of a $20.0 million decrease in room revenue, a $7.9 million decrease in food and beverage revenue, and a $2.4 million decrease in other revenue.

Room Revenue

Room revenue decreased $20.0 million, or 5.6%, to $337.7 million for the three months ended March 31, 2019 from $357.6 million for the three months ended March 31, 2018.  The decrease was a result of a $24.3 million decrease in room revenue attributable to the non-comparable properties, partially offset by a $4.4 million increase in room revenue attributable to the comparable properties. The increase in room revenue from the comparable properties was attributable to a 1.3% increase in RevPAR, led by RevPAR increases in our Northern California and Louisville markets of 15.5% and 13.5%, respectively, which were partially offset by RevPAR decreases in our Denver, South Florida and Southern California markets of 10.4%, 4.6% and 4.4%, respectively.

The following are the year-to-date key hotel operating statistics for the comparable properties owned at March 31, 2019 and 2018, respectively:

	For the three months ended March 31,
	2019	2018	% Change
Number of comparable properties (at end of period)	150	150	—
Occupancy	74.8%	75.3%	(0.7)%
ADR	$175.32	$171.87	2.0%
RevPAR	$131.19	$129.51	1.3%

Food and Beverage Revenue

Food and beverage revenue decreased $7.9 million, or 15.2%, to $44.2 million for the three months ended March 31, 2019 from $52.2 million for the three months ended March 31, 2018. The decrease was a result of a $10.5 million decrease in food and beverage revenue attributable to the non-comparable properties, partially offset by a $2.5 million increase in food and beverage revenue attributable to the comparable properties.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, decreased $2.4 million, or 12.2%, to $17.4 million for the three months ended March 31, 2019 from $19.8 million for the three months ended March 31, 2018.  The decrease was due to a $3.8 million decrease in other revenue attributable to the non-comparable properties, partially offset by a $1.4 million increase in other revenue attributable to the comparable properties.

Property Operating Expenses

Property operating expenses decreased $23.4 million, or 8.6%, to $249.6 million for the three months ended March 31, 2019 from $273.0 million for the three months ended March 31, 2018. The decrease was due to a $30.2 million decrease in property operating expenses attributable to the non-comparable properties, partially offset by a $6.8 million increase in property operating expenses attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at March 31, 2019 and 2018, respectively, were as follows (in thousands):

	For the three months ended March 31,
	2019	2018	$ Change	% Change
Room expense	$84,188	$82,590	$1,598	1.9%
Food and beverage expense	34,202	33,465	737	2.2%
Management and franchise fee expense	34,378	33,208	1,170	3.5%
Other operating expense	96,877	93,625	3,252	3.5%
Total property operating expenses	$249,645	$242,888	$6,757	2.8%

The increase in property operating expenses attributable to the comparable properties was due to higher room expense, food and beverage expense, management and franchise fee expense, and other operating expense. Room expense, food and beverage expense, and other operating expense, which fluctuate based on various factors, including changes in occupancy, labor costs, utilities and insurance costs, increased primarily as a result of increased labor costs. Management fees and franchise fees, which are computed as a percentage of gross revenue and room revenue, respectively, increased as a result of higher revenues at the comparable properties.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.0 million, or 4.9%, to $58.4 million for the three months ended March 31, 2019 from $61.4 million for the three months ended March 31, 2018. The decrease was a result of a $5.0 million decrease in depreciation and amortization expense attributable to the non-comparable properties, partially offset by a $2.0 million increase in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $3.9 million, or 11.3%, to $30.6 million for the three months ended March 31, 2019 from $34.5 million for the three months ended March 31, 2018.  The decrease was attributable to a $3.9 million decrease in property tax, insurance and other expense attributable to the non-comparable properties.

General and Administrative

General and administrative expense increased $0.2 million, or 2.3%, to $11.2 million for the three months ended March 31, 2019 from $10.9 million for the three months ended March 31, 2018.

Transaction Costs

Transaction costs decreased $1.1 million, or 66.6%, to $0.6 million for the three months ended March 31, 2019 from $1.7 million for the three months ended March 31, 2018. The decrease in transaction costs was primarily attributable to a decrease of approximately $1.3 million in transaction and integration costs related to the merger with FelCor during the three months ended March 31, 2019.

Interest Expense

The components of our interest expense for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	For the three months ended March 31,
	2019	2018	$ Change	% Change
Senior Notes	$5,944	$10,587	$(4,643)	(43.9)%
Revolver and Term Loans	10,153	10,578	(425)	(4.0)%
Mortgage loans	5,423	6,607	(1,184)	(17.9)%
Amortization of deferred financing costs	792	929	(137)	(14.7)%
Unrealized gain on discontinued cash flow hedges	(2,250)	—	(2,250)	100.0%
Total interest expense	$20,062	$28,701	$(8,639)	(30.1)%

Interest expense decreased $8.6 million to $20.1 million for the three months ended March 31, 2019 from $28.7 million for the three months ended March 31, 2018.  The decrease in interest expense was primarily due to the redemption of the senior secured notes in March 2018, the repayment of an $85.0 million mortgage loan in November 2018, and an unrealized gain on certain discontinued cash flow hedges that were reclassified to interest expense from other comprehensive income (loss) during the three months ended March 31, 2019.

Gain on Extinguishment of Indebtedness, net

In March 2018, the Company recognized a $7.7 million gain on extinguishment of indebtedness, which was due to the early redemption of the senior secured notes. The gain on extinguishment of indebtedness related to the early redemption of the senior secured notes excluded $5.1 million related to two hotel properties that were sold during the three months ended March 31, 2018, which was included in loss on sale of hotel properties, net in the accompanying consolidated statement of operations and comprehensive income. There was no gain or loss on extinguishment of indebtedness during the three months ended March 31, 2019.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. Income tax expense increased $0.2 million, or 18.2%, to $1.6 million for the three months ended March 31, 2019 from $1.3 million for the three months ended March 31, 2018. The increase in income tax expense was primarily due to higher revenues and taxable income during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three months ended March 31, 2019 and 2018 (in thousands):

	For the three months ended March 31,
	2019	2018
Net income	$28,331	$23,894
Preferred dividends	(6,279)	(6,279)
Preferred distributions - consolidated joint venture	(186)	(366)
Redemption of preferred equity - consolidated joint venture	(1,153)	—
Depreciation and amortization	58,403	61,408
Loss on sale of hotel properties, net	—	3,734
Noncontrolling interest in consolidated joint ventures	353	234
Adjustments related to consolidated joint ventures (1)	(74)	(75)
Adjustments related to unconsolidated joint ventures (2)	694	668
FFO	80,089	83,218
Transaction costs	559	1,672
Gain on extinguishment of indebtedness, net	—	(7,659)
Amortization of share-based compensation	2,725	2,514
Non-cash income tax expense	1,281	1,103
Other (income) expenses (3)	(2,015)	622
Adjusted FFO	$82,639	$81,470

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint ventures.

(2)	Includes our ownership interest of the depreciation and amortization expense of the unconsolidated joint ventures.

(3)
Represents income and expenses outside of the normal course of operations, including debt modification costs, hurricane-related costs that were not reimbursed by insurance, executive transition costs, activist shareholder costs and an unrealized gain on certain discontinued cash flow hedges.

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

We also present Adjusted EBITDA, which includes additional adjustments for items such as gains or losses on extinguishment of indebtedness, transaction costs, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA, and EBITDAre, is beneficial to an investor’s understanding of our operating performance. We previously presented Adjusted EBITDA in a similar manner, with the exception of the adjustments for noncontrolling interests in consolidated joint ventures, which totaled less than $0.1 million for both the three months ended March 31, 2018. The rationale for including 100% of Adjusted EBITDA for the consolidated joint ventures with noncontrolling interests is that the full amount of any debt for the consolidated joint ventures is reported in our consolidated balance sheet and the metrics using debt to EBITDA provide a better understanding of the Company’s leverage. This is also consistent with NAREIT’s definition of EBITDAre.

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2019 and 2018 (in thousands):

	For the three months ended March 31,
	2019	2018
Net income	$28,331	$23,894
Depreciation and amortization	58,403	61,408
Interest expense, net of interest income (1)	18,891	27,471
Income tax expense	1,586	1,342
Adjustments related to unconsolidated joint ventures (2)	817	795
EBITDA	108,028	114,910
Loss on sale of hotel properties, net	—	3,734
EBITDAre	108,028	118,644
Transaction costs	559	1,672
Gain on extinguishment of indebtedness, net	—	(7,659)
Amortization of share-based compensation	2,725	2,514
Other expenses (2)	234	622
Adjusted EBITDA	$111,546	$115,793

(1)
Includes an unrealized gain of $2.3 million on certain discontinued cash flow hedges that were reclassified to interest expense from other comprehensive income (loss) during the three months ended March 31, 2019.

(2)	Includes our ownership interest of the interest, depreciation and amortization expense of the unconsolidated joint ventures.

(3)
Represents income and expenses outside of the normal course of operations, including debt modification costs, hurricane-related costs that were not reimbursed by insurance, executive transition costs and activist shareholder costs.

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

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances, short-term borrowings under our Revolver, of which $460.0 million was available at March 31, 2019, proceeds from the sale of hotel properties, and proceeds from public offerings of common shares.

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

Sources and Uses of Cash

As of March 31, 2019, we had $295.7 million of cash, cash equivalents and restricted cash reserves as compared to $384.8 million at December 31, 2018.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $75.0 million and $51.0 million for the three months ended March 31, 2019 and 2018, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2019 and 2018.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $44.1 million for the three months ended March 31, 2019 primarily due to $43.4 million in routine capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $77.5 million for the three months ended March 31, 2018 primarily due to $116.1 million of net cash proceeds from the sale of two hotel properties, partially offset by $38.6 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $120.1 million for the three months ended March 31, 2019 primarily due to a payment of $139.5 million to repay a mortgage loan, $63.9 million in distributions to shareholders and unitholders, a payment of $45.6 million to redeem the preferred equity in a consolidated joint venture, $10.6 million paid to repurchase common shares under a share repurchase program, and $1.6 million in scheduled mortgage loan principal payments. The net cash flow used in financing activities was partially offset by $140.0 million in borrowings on the Revolver.

The net cash flow used in financing activities totaled $309.2 million for the three months ended March 31, 2018 primarily due to a payment of $539.0 million to early redeem the senior secured notes, $64.2 million in distributions to shareholders and unitholders, $3.5 million in deferred financing cost payments, and $1.7 million in scheduled mortgage loan principal payments. The net cash flow used in financing activities was partially offset by $300.0 million in borrowings on the Revolver.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2019, approximately $50.8 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2019, we owned 50% interests in joint ventures that owned two hotel properties. We own more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. The Company also owned 50% interests in joint ventures that owned real estate and a condominium management business that are associated with two of our resort hotel properties. None of our trustees, officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $20.8 million of non-recourse mortgage debt, of which our pro rata portion was $10.4 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity's obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044 and 2094.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2019, we had approximately $1.6 billion of total variable rate debt outstanding (or 71.3% of total indebtedness) with a weighted-average interest rate of 3.60% per annum. After taking into consideration the effect of interest rate swaps, $142.5 million (or 6.6% of total indebtedness) was subject to variable rates. As of March 31, 2019, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.4 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2019, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt (1)	$2,148	$3,361	$3,557	$140,386	$—	$475,000	$624,452
Weighted-average interest rate	5.01%	5.01%	5.01%	5.01%	—%	6.00%	5.76%
Variable rate debt (1)	$150,000	$140,000	$485,000	$150,000	$625,000	$—	$1,550,000
Weighted-average interest rate (2)	4.09%	3.99%	3.37%	3.08%	3.78%	—%	3.60%
Total (3)	$152,148	$143,361	$488,557	$290,386	$625,000	$475,000	$2,174,452

(1)	Excludes $5.4 million and $1.0 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.

(2)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

(3)	Excludes a total of $32.0 million related to fair value adjustments on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of March 31, 2019, the estimated fair value of our fixed rate debt was $648.3 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $30.0 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2019 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

On February 15, 2019, the Company's board of trustees approved the 2019 Share Repurchase Program, authorizing the repurchase of up to $250.0 million of our common shares from March 1, 2019 to February 28, 2020. During the three months ended March 31, 2019, the Company repurchased and retired 602,309 common shares for approximately $10.6 million, of which $10.4 million was repurchased under the 2015 Share Repurchase Program and $0.2 million was repurchased under the 2019 Share Repurchase Program. As of March 31, 2019, the 2019 Share Repurchase Program had a remaining capacity of $249.8 million.

During the three months ended March 31, 2019, certain of the Company's employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2015 Plan.

The following table summarizes all of the share repurchases during the three months ended March 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2019 through January 31, 2019	591,151	$17.54	588,150	8,992,158
February 1, 2019 through February 28, 2019	16,273	$19.12	—	8,982,473
March 1, 2019 through March 31, 2019	14,159	$17.45	14,159	14,214,737
Total	621,583		602,309

(1)
The maximum number of shares that may yet be repurchased under the 2019 Share Repurchase Program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

On May 3, 2019, the Company held its 2019 Annual Meeting of Shareholders (the “Annual Meeting”) at which (i) trustees were elected, (ii) the appointment of PricewaterhouseCoopers LLP (“PWC”), the Company’s independent registered public accounting firm, was ratified, (iii) the compensation paid to the Company’s named executive officers was approved in an advisory vote and (iv) a non-binding shareholder proposal regarding annual reporting of sexual harassment complaints was not approved. The proposals are described in detail in the Company’s Proxy Statement for the Annual Meeting, which was filed with the Securities and Exchange Commission on April 1, 2019. The final results for the votes regarding each proposal are set forth below.
Election of Trustees
The following persons were duly elected as trustees of the Company until the 2020 Annual Meeting of Shareholders or until their successors are duly elected and qualified: Robert L. Johnson, Leslie D. Hale, Evan Bayh, Arthur R. Collins, Nathaniel A. Davis, Patricia L. Gibson, Robert M. La Forgia, Robert J. McCarthy and Glenda G. McNeal. The table below sets forth the voting results for each trustee nominee:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-Votes
Robert L. Johnson	144,992,339	3,256,361	26,719	7,383,727
Leslie D. Hale	148,149,680	99,534	26,205	7,383,727
Evan Bayh	147,277,939	971,724	25,756	7,383,727
Arthur R. Collins	147,968,259	281,114	26,046	7,383,727
Nathaniel A. Davis	127,011,274	21,238,098	26,047	7,383,727
Patricia L. Gibson	148,179,010	69,916	26,493	7,383,727
Robert M. La Forgia	148,097,084	73,479	104,856	7,383,727
Robert J. McCarthy	147,933,418	315,423	26,578	7,383,727
Glenda G. McNeal	147,249,289	1,000,274	25,856	7,383,727

Ratification of PWC as the Company’s independent registered public accounting firm
At the Annual Meeting, the Company’s shareholders ratified the appointment of PWC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2019. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
154,849,032	722,122	88,002	0
Advisory Vote to Approve Named Executive Officer Compensation
At the Annual Meeting, the Company’s shareholders voted on a non-binding resolution to approve the compensation of the Company’s named executive officers. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
142,526,543	5,694,867	54,009	7,383,727
Non-Binding Shareholder Proposal Regarding Annual Reporting of Sexual Harassment Complaints
At the Annual Meeting, the Company’s shareholders voted on a non-binding shareholder proposal regarding annual reporting of sexual harassment complaints. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
5,798,470	141,084,855	1,392,094	7,383,727

Item 6.                     Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are noted below:

Exhibit Index

Exhibit Number	Description of Exhibit

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

RLJ LODGING TRUST

Dated: May 9, 2019	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: May 9, 2019	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 9, 2019	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)