Form 10-Q
period 2019-06-30
RLJ Lodging Trust
filed 2019-08-08
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12 (b) of the Exchange Act:

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
As of August 1, 2019, 172,133,577 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Investment in hotel properties, net	$4,706,110	$5,378,651
Investment in unconsolidated joint ventures	16,612	22,279
Cash and cash equivalents	697,600	320,147
Restricted cash reserves	48,330	64,695
Hotel and other receivables, net of allowance of $352 and $598, respectively	65,019	52,115
Lease right-of-use assets	147,023	—
Deferred income tax asset, net	43,343	47,395
Intangible assets, net	173	52,448
Prepaid expense and other assets	48,018	67,367
Hotel properties held for sale, net	169,439	—
Total assets	$5,941,667	$6,005,097
Liabilities and Equity
Debt, net	$2,200,722	$2,202,676
Accounts payable and other liabilities	183,791	203,833
Deferred income tax liability	2,766	2,766
Advance deposits and deferred revenue	23,125	25,411
Lease liabilities	122,399	—
Accrued interest	6,922	7,913
Distributions payable	64,941	65,557
Total liabilities	2,604,666	2,508,156
Commitments and Contingencies (Note 11)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at June 30, 2019 and December 31, 2018	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 173,459,015 and 174,019,616 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,735	1,740
Additional paid-in capital	3,182,351	3,195,381
Accumulated other comprehensive (loss) income	(21,836)	16,195
Distributions in excess of net earnings	(216,583)	(150,476)
Total shareholders’ equity	3,312,603	3,429,776
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	13,957	11,908
Noncontrolling interest in the Operating Partnership	10,441	10,827
Total noncontrolling interest	24,398	22,735
Preferred equity in a consolidated joint venture, liquidation value of $45,544 at December 31, 2018	—	44,430
Total equity	3,337,001	3,496,941
Total liabilities and equity	$5,941,667	$6,005,097

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues
Operating revenues
Room revenue	$378,857	$403,232	$716,527	$760,877
Food and beverage revenue	49,458	58,444	93,704	110,639
Other revenue	20,412	23,015	37,763	42,769
Total revenues	448,727	484,691	847,994	914,285
Expenses
Operating expenses
Room expense	88,898	94,459	173,086	184,428
Food and beverage expense	35,910	42,406	70,119	83,669
Management and franchise fee expense	35,825	37,252	69,944	72,928
Other operating expense	101,596	108,556	198,713	214,679
Total property operating expenses	262,229	282,673	511,862	555,704
Depreciation and amortization	54,956	61,648	113,359	123,056
Property tax, insurance and other	31,201	35,537	61,797	70,036
General and administrative	11,765	15,523	22,925	26,436
Transaction costs	425	247	984	1,920
Total operating expenses	360,576	395,628	710,927	777,152
Other income	349	565	622	1,657
Interest income	1,073	960	2,245	2,190
Interest expense	(25,237)	(25,443)	(45,299)	(54,144)
(Loss) gain on sale of hotel properties and hotel properties held for sale, net	(24,835)	796	(24,835)	(2,938)
Gain on extinguishment of indebtedness, net	—	7	—	7,666
Income before equity in (loss) income from unconsolidated joint ventures	39,501	65,948	69,800	91,564
Equity in (loss) income from unconsolidated joint ventures	(2,403)	799	(2,784)	418
Income before income tax expense	37,098	66,747	67,016	91,982
Income tax expense	(3,417)	(2,354)	(5,003)	(3,696)
Net income	33,681	64,393	62,013	88,286
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(96)	(55)	256	179
Noncontrolling interest in the Operating Partnership	(141)	(254)	(233)	(327)
Preferred distributions - consolidated joint venture	—	(370)	(186)	(735)
Redemption of preferred equity - consolidated joint venture	—	—	(1,153)	—
Net income attributable to RLJ	33,444	63,714	60,697	87,403
Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Net income attributable to common shareholders	$27,165	$57,435	$48,140	$74,846

Basic per common share data:
Net income per share attributable to common shareholders	$0.16	$0.33	$0.27	$0.43
Weighted-average number of common shares	172,661,878	174,238,854	172,729,064	174,216,387

Diluted per common share data:
Net income per share attributable to common shareholders	$0.16	$0.33	$0.27	$0.43
Weighted-average number of common shares	172,766,091	174,364,547	172,808,513	174,316,348

Comprehensive income:
Net income	$33,681	$64,393	$62,013	$88,286
Unrealized (loss) gain on interest rate derivatives	(21,645)	6,936	(35,781)	24,793
Reclassification of unrealized gain on discontinued cash flow hedges to interest expense	—	—	(2,250)	—
Comprehensive income	12,036	71,329	23,982	113,079
Comprehensive (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(96)	(55)	256	179
Noncontrolling interest in the Operating Partnership	(141)	(254)	(233)	(327)
Preferred distributions - consolidated joint venture	—	(370)	(186)	(735)
Redemption of preferred equity - consolidated joint venture	—	—	(1,153)	—
Comprehensive income attributable to RLJ	$11,799	$70,650	$22,666	$112,196

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income (Loss)	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2018	12,879,475	$366,936	174,019,616	$1,740	$3,195,381	$(150,476)	$16,195	$10,827	$11,908	$44,430	$3,496,941
Net income (loss)	—	—	—	—	—	60,697	—	233	(256)	1,339	62,013
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(35,781)	—	—	—	(35,781)
Reclassification of unrealized gain on discontinued cash flow hedges to interest expense	—	—	—	—	—	—	(2,250)	—	—	—	(2,250)
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(9)	—	—	(9)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	2,305	—	2,305
Issuance of restricted stock	—	—	530,436	5	(5)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	6,032	—	—	—	—	—	6,032
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(34,880)	—	(656)	—	—	—	—	—	(656)
Shares acquired as part of a share repurchase program	—	—	(1,049,215)	(10)	(18,401)	—	—	—	—	—	(18,411)
Forfeiture of restricted stock	—	—	(6,942)	—	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(12,557)	—	—	—	—	(12,557)
Distributions on common shares and units	—	—	—	—	—	(114,247)	—	(610)	—	—	(114,857)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(186)	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	—	(45,583)	(45,583)
Balance at June 30, 2019	12,879,475	$366,936	173,459,015	$1,735	$3,182,351	$(216,583)	$(21,836)	$10,441	$13,957	$—	$3,337,001

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at March 31, 2019	12,879,475	$366,936	173,667,027	$1,737	$3,187,285	$(187,092)	$(191)	$10,686	$13,861	$—	$3,393,222
Net income	—	—	—	—	—	33,444	—	141	96	—	33,681
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(21,645)	—	—	—	(21,645)
Issuance of restricted stock	—	—	259,408	3	(3)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	3,204	—	—	—	—	—	3,204
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(15,606)	—	(290)	—	—	—	—	—	(290)
Shares acquired as part of a share repurchase program	—	—	(446,906)	(5)	(7,845)	—	—	—	—	—	(7,850)
Forfeiture of restricted stock	—	—	(4,908)	—	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(56,656)	—	(386)	—	—	(57,042)
Balance at June 30, 2019	12,879,475	$366,936	173,459,015	$1,735	$3,182,351	$(216,583)	$(21,836)	$10,441	$13,957	$—	$3,337,001

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2017	12,879,475	$366,936	174,869,046	$1,749	$3,208,002	$(82,566)	$8,846	$11,181	$11,700	$44,430	$3,570,278
Net income (loss)	—	—	—	—	—	87,403	—	327	(179)	735	88,286
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	24,793	—	—	—	24,793
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	74	—	74
Issuance of restricted stock	—	—	458,207	5	(5)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	6,050	—	—	—	—	—	6,050
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(45,472)	(1)	(998)	—	—	—	—	—	(999)
Forfeiture of restricted stock	—	—	(3,483)	—	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(12,557)	—	—	—	—	(12,557)
Distributions on common shares and units	—	—	—	—	—	(116,088)	—	(533)	—	—	(116,621)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(735)	(735)
Balance at June 30, 2018	12,879,475	$366,936	175,278,298	$1,753	$3,213,049	$(123,808)	$33,639	$10,975	$11,595	$44,430	$3,558,569

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at March 31, 2018	12,879,475	$366,936	175,205,952	$1,752	$3,210,185	$(123,144)	$26,703	$10,998	$11,540	$44,430	$3,549,400
Net income	—	—	—	—	—	63,714	—	254	55	370	64,393
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	6,936	—	—	—	6,936
Issuance of restricted stock	—	—	97,791	1	(1)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	3,400	—	—	—	—	—	3,400
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(24,441)	—	(535)	—	—	—	—	—	(535)
Forfeiture of restricted stock	—	—	(1,004)	—	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(58,099)	—	(277)	—	—	(58,376)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(370)	(370)
Balance at June 30, 2018	12,879,475	$366,936	175,278,298	$1,753	$3,213,049	$(123,808)	$33,639	$10,975	$11,595	$44,430	$3,558,569

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$62,013	$88,286
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss on sale of hotel properties and hotel properties held for sale, net	24,835	2,938
Gain on extinguishment of indebtedness, net	—	(7,666)
Depreciation and amortization	113,359	123,056
Amortization of deferred financing costs	1,902	1,808
Other amortization	(967)	(1,857)
Unrealized gain on discontinued cash flow hedges	(55)	—
Equity in loss (income) from unconsolidated joint ventures	2,784	(418)
Distributions of income from unconsolidated joint ventures	1,051	814
Amortization of share-based compensation	5,760	5,686
Deferred income taxes	4,052	2,929
Changes in assets and liabilities:
Hotel and other receivables, net	(15,655)	(13,606)
Prepaid expense and other assets	596	16,884
Accounts payable and other liabilities	(6,559)	(15,385)
Advance deposits and deferred revenue	1,027	1,262
Accrued interest	(991)	(8,955)
Net cash flow provided by operating activities	193,152	195,776
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	447,493	117,117
Improvements and additions to hotel properties	(90,145)	(85,045)
Additions to property and equipment	(163)	(30)
Contributions to unconsolidated joint ventures	(603)	—
Distributions from unconsolidated joint ventures in excess of earnings	2,436	—
Net cash flow provided by investing activities	359,018	32,042
Cash flows from financing activities
Borrowings under Revolver	140,000	300,000
Repayments under Revolver	(140,000)	(50,000)
Redemption of senior notes	—	(539,021)
Proceeds from mortgage loans	381,000	—
Scheduled mortgage loan principal payments	(2,375)	(3,312)
Repayments of mortgage loans	(374,500)	—
Repurchase of common shares under a share repurchase program	(18,411)	—
Repurchase of common shares to satisfy employee tax withholding requirements	(656)	(998)
Distributions on preferred shares	(12,557)	(12,557)
Distributions on common shares	(114,737)	(115,525)
Distributions on Operating Partnership units	(611)	(524)
Redemption of Operating Partnership units	(9)	—
Payments of deferred financing costs	(4,636)	(3,615)
Preferred distributions - consolidated joint venture	(312)	(739)
Redemption of preferred equity - consolidated joint venture	(45,583)	—
Contributions from consolidated joint venture partners	2,305	74
Net cash flow used in financing activities	(191,082)	(426,217)
Net change in cash, cash equivalents, and restricted cash reserves	361,088	(198,399)
Cash, cash equivalents, and restricted cash reserves, beginning of year	384,842	659,076
Cash, cash equivalents, and restricted cash reserves, end of period	$745,930	$460,677

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2019, there were 174,231,758 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.6% of the outstanding OP units.

As of June 30, 2019, the Company owned 128 hotel properties with approximately 25,600 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 124 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 126 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 127 of the 128 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

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

As a lessor in a lease contract, the Company classifies its leases as either an operating lease, direct financing lease, or a sales-type lease. The Company leases space at its hotel properties to third parties, who use the space for their restaurants or retail locations. The Company classifies these lease contracts as operating leases, so the Company will continue to recognize the underlying leased asset as an investment in hotel properties on the consolidated balance sheets. Lease revenue is recognized on a straight-line basis over the lease term. Variable lease revenue is recognized over the lease term when it is earned and becomes receivable from the lessee, according to the provisions of the respective lease contract. The Company only capitalizes the incremental direct costs of leasing, so any indirect costs of leasing will be expensed as incurred.

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

•	The Company elected a practical expedient whereby lessors, by class of underlying asset, are not required to separate the nonlease components from the lease components, if certain conditions are met.

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

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Land and improvements	$1,097,192	$1,209,416
Buildings and improvements	4,075,456	4,694,490
Furniture, fixtures and equipment	674,840	813,797
	5,847,488	6,717,703
Accumulated depreciation	(1,141,378)	(1,339,052)
Investment in hotel properties, net	$4,706,110	$5,378,651

For the three and six months ended June 30, 2019, the Company recognized depreciation expense related to its investment in hotel properties of approximately $54.3 million and $112.0 million, respectively. For the three and six months ended June 30, 2018, the Company recognized depreciation expense related to its investment in hotel properties of approximately $59.0 million and $117.9 million, respectively.

4.              Investment in Unconsolidated Joint Ventures

As of June 30, 2019 and December 31, 2018, the Company owned 50% interests in joint ventures that owned two hotel properties. As of December 31, 2018, the Company also owned 50% interests in joint ventures that were associated with two resort hotel properties owned by the Company in Myrtle Beach, SC. In June 2019, the Company sold the two hotels and the joint ventures sold their assets. The Company recorded a loss of $2.9 million related to the sale, which is included in equity in (loss) income of unconsolidated entities in the accompanying consolidated statements of operations. Refer to Note 5, Sale of Hotel Properties and Hotel Properties Held for Sale, for more information regarding the sale of the hotels.

The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income (loss) from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of June 30, 2019 and December 31, 2018, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	June 30, 2019	December 31, 2018
Equity basis of the joint venture investments	$(3,354)	$117
Cost of the joint venture investments in excess of the joint venture book value	19,966	22,162
Investment in unconsolidated joint ventures	$16,612	$22,279

The following table summarizes the components of the Company's equity in (loss) income from unconsolidated joint ventures (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Operating income	$858	$1,166	$845	$1,152
Depreciation of cost in excess of book value	(338)	(367)	(706)	(734)
Loss on sale	(2,923)	—	(2,923)	—
Equity in (loss) income from unconsolidated joint ventures	$(2,403)	$799	$(2,784)	$418

5.            Sale of Hotel Properties and Hotel Properties Held for Sale

During the six months ended June 30, 2019, the Company sold 23 hotel properties in two separate transactions for a total sales price of approximately $465.3 million. The Company also entered into a purchase and sale agreement to sell a portfolio of 18 hotel properties and incurred a loss to write down the held-for-sale portfolio to its fair value less cost to sell. The sale of the 18-hotel portfolio is expected to close in August 2019. In conjunction with these transactions, the Company recorded a net loss of $24.8 million, which is included in (loss) gain on sale of hotel properties and hotel properties held for sale, net, in the accompanying consolidated statements of operations.

On June 25, 2019, the Company sold a portfolio of 21 hotels for $311.9 million. In conjunction with this transaction, the Company recorded a gain on sale of $44.5 million, which is included in (loss) gain on sale of hotel properties and hotel properties held for sale, net, in the accompanying consolidated statements of operations.

On June 27, 2019, the Company sold two resort hotels in Myrtle Beach, SC for $153.3 million. In conjunction with this transaction, the Company recorded a loss on sale of $21.3 million, which is included in (loss) gain on sale of hotel properties and hotel properties held for sale, net, in the accompanying consolidated statements of operations.

The following table discloses the hotel properties that were sold during the six months ended June 30, 2019:

Hotel Property Name	Location	Sale Date	Rooms
Courtyard Boulder Longmont	Longmont, CO	June 25, 2019	78
Courtyard Salt Lake City Airport	Salt Lake City, UT	June 25, 2019	154
Courtyard Fort Lauderdale SW Miramar	Miramar, FL	June 25, 2019	128
Courtyard Austin Airport	Austin, TX	June 25, 2019	150
Fairfield Inn & Suites San Antonio Downtown	San Antonio, TX	June 25, 2019	110
Hampton Inn & Suites Clearwater St. Petersburg	Clearwater, FL	June 25, 2019	128
Hampton Inn Fort Walton Beach	Fort Walton, FL	June 25, 2019	100
Hampton Inn & Suites Denver Tech Center	Denver, CO	June 25, 2019	123
Hampton Inn West Palm Beach Airport Central	West Palm Beach, FL	June 25, 2019	105
Hilton Garden Inn Bloomington	Bloomington, IN	June 25, 2019	168
Hilton Garden Inn West Palm Beach Airport	West Palm Beach, FL	June 25, 2019	100
Hilton Garden Inn Durham Raleigh Research Triangle Park	Durham, NC	June 25, 2019	177
Residence Inn Longmont Boulder	Longmont, CO	June 25, 2019	84
Residence Inn Detroit Novi	Novi, MI	June 25, 2019	107
Residence Inn Chicago Oak Brook	Oak Brook, IL	June 25, 2019	156
Residence Inn Fort Lauderdale Plantation	Plantation, FL	June 25, 2019	138
Residence Inn Salt Lake City Airport	Salt Lake City, UT	June 25, 2019	104
Residence Inn San Antonio Downtown Market Square	San Antonio, TX	June 25, 2019	95
Residence Inn Fort Lauderdale SW Miramar	Miramar, FL	June 25, 2019	130
Residence Inn Silver Spring	Silver Spring, MD	June 25, 2019	130
Springhill Suites Boulder Longmont	Longmont, CO	June 25, 2019	90
Embassy Suites Myrtle Beach Oceanfront Resort	Myrtle Beach, SC	June 27, 2019	255
Hilton Myrtle Beach Resort	Myrtle Beach, SC	June 27, 2019	385
		Total	3,195

In April 2019, the Company entered into a purchase and sale agreement to sell a portfolio of 18 hotel properties and the transaction is expected to close in August 2019. At June 30, 2019, these hotel properties have been included in hotel properties held for sale, net, in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2019, the Company recorded a loss of $48.1 million to write down the portfolio to its fair value less cost to sell, which is included in (loss) gain on sale of hotel properties and hotel properties held for sale, net, in the accompanying consolidated statements of operations and comprehensive income.

The following table is a summary of the major classes of assets held for sale (in thousands):

June 30, 2019
Land and improvements	$32,453
Buildings and improvements	198,037
Furniture, fixtures and equipment	78,385
308,875
Accumulated depreciation	(139,436)
Hotel properties held for sale, net	$169,439

During the six months ended June 30, 2018, the Company sold two hotel properties for a total sale price of approximately $119.2 million. In connection with these transactions, the Company recorded an aggregate $3.8 million loss on sale, which is included in (loss) gain on sale of hotel properties and hotel properties held for sale, net, in the accompanying consolidated statement of operations and comprehensive income. The loss on sale is presented net of a gain on extinguishment of indebtedness of $5.1 million associated with the two hotel properties that were sold.

The following table discloses the hotel properties that were sold during the six months ended June 30, 2018:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Boston Marlborough	Marlborough, MA	February 21, 2018	229
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	March 27, 2018	364
		Total	593

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended June 30, 2019				For the three months ended June 30, 2018
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$52,222	$4,929	$1,585	$58,736	$62,658	$5,521	$2,144	$70,323
New York City	36,042	4,451	1,197	41,690	36,038	4,843	1,029	41,910
Southern California	33,082	3,544	2,524	39,150	33,605	4,228	2,149	39,982
South Florida	30,048	5,146	2,195	37,389	31,483	5,255	1,868	38,606
Austin	23,228	2,402	1,071	26,701	22,895	2,481	919	26,295
Chicago	22,132	3,553	577	26,262	21,573	3,506	519	25,598
Denver	18,263	3,321	397	21,981	19,142	3,198	371	22,711
Washington, DC	19,081	532	610	20,223	21,198	908	648	22,754
Louisville	13,879	4,530	593	19,002	12,339	3,997	583	16,919
Houston	15,524	1,018	1,223	17,765	16,847	969	1,121	18,937
Other	115,356	16,032	8,440	139,828	125,454	23,538	11,664	160,656
Total	$378,857	$49,458	$20,412	$448,727	$403,232	$58,444	$23,015	$484,691

	For the six months ended June 30, 2019				For the six months ended June 30, 2018
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$103,103	$9,885	$3,006	$115,994	$116,927	$10,881	$3,881	$131,689
South Florida	74,694	10,994	4,252	89,940	78,263	10,987	3,697	92,947
Southern California	62,146	7,236	4,614	73,996	64,018	8,356	4,075	76,449
New York City	58,701	7,355	2,160	68,216	58,678	7,629	1,943	68,250
Austin	47,325	5,361	2,021	54,707	46,569	4,978	1,831	53,378
Chicago	35,038	6,517	1,013	42,568	34,516	6,438	893	41,847
Denver	31,393	6,166	704	38,263	33,790	6,237	603	40,630
Houston	31,776	1,982	2,393	36,151	33,427	1,950	2,050	37,427
Washington, DC	32,448	867	1,160	34,475	36,007	1,560	1,171	38,738
Louisville	23,269	8,360	1,123	32,752	20,597	7,100	1,056	28,753
Other	216,634	28,981	15,317	260,932	238,085	44,523	21,569	304,177
Total	$716,527	$93,704	$37,763	$847,994	$760,877	$110,639	$42,769	$914,285

7.              Debt

The Company's debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Senior Notes	$502,959	$505,322
Revolver and Term Loans, net	1,169,982	1,169,165
Mortgage loans, net	527,781	528,189
Debt, net	$2,200,722	$2,202,676

Senior Notes

The Company's senior unsecured notes are referred to as the "Senior Notes". The Company's Senior Notes consisted of the following (in thousands):

				Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date	June 30, 2019	December 31, 2018
Senior unsecured notes (1) (2) (3)	—	6.00%	June 2025	$502,959	$505,322

(1)	Requires payments of interest only through maturity.

(2)	The senior unsecured notes include $28.0 million and $30.3 million at June 30, 2019 and December 31, 2018, respectively, related to fair value adjustments on the senior unsecured notes.

(3)	The Company has the option to redeem the senior unsecured notes beginning June 1, 2020 at a price of 103.0% of face value.

The Senior Notes are subject to customary financial covenants. As of June 30, 2019 and December 31, 2018, the Company was in compliance with all financial covenants.

Revolver and Term Loans

The Company has the following unsecured credit agreements in place:

•	$600.0 million revolving credit facility with a scheduled maturity date of April 22, 2020 with a one year extension option if certain conditions are satisfied (the "Revolver");

•	$400.0 million term loan with a scheduled maturity date of April 22, 2021 (the "$400 Million Term Loan Maturing 2021");

•	$150.0 million term loan with a scheduled maturity date of January 22, 2022 (the "$150 Million Term Loan Maturing 2022");

•	$400.0 million term loan with a scheduled maturity date of January 25, 2023 (the "$400 Million Term Loan Maturing 2023"); and

•	$225.0 million term loan with a scheduled maturity date of January 25, 2023 (the "$225 Million Term Loan Maturing 2023").

The $400 Million Term Loan Maturing 2021, the $150 Million Term Loan Maturing 2022, the $400 Million Term Loan Maturing 2023, and the $225 Million Term Loan Maturing 2023 are collectively the "Term Loans". The Revolver and Term Loans are subject to customary financial covenants. As of June 30, 2019 and December 31, 2018, the Company was in compliance with all financial covenants.

The Company's unsecured credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at June 30, 2019 (1)	Maturity Date	June 30, 2019	December 31, 2018
Revolver (2)	3.90%	April 2020	$—	$—
$400 Million Term Loan Maturing 2021	3.10%	April 2021	400,000	400,000
$150 Million Term Loan Maturing 2022	3.08%	January 2022	150,000	150,000
$400 Million Term Loan Maturing 2023	3.78%	January 2023	400,000	400,000
$225 Million Term Loan Maturing 2023	3.78%	January 2023	225,000	225,000
			1,175,000	1,175,000
Deferred financing costs, net (3)			(5,018)	(5,835)
Total Revolver and Term Loans, net			$1,169,982	$1,169,165

(1)	Interest rate at June 30, 2019 gives effect to interest rate hedges.

(2)
At both June 30, 2019 and December 31, 2018, there was $600.0 million of borrowing capacity on the Revolver. The Company has the ability to further increase the borrowing capacity to $750.0 million, subject to certain lender requirements.

(3)
Excludes $0.9 million and $1.5 million as of June 30, 2019 and December 31, 2018, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate at June 30, 2019 (1)	Maturity Date		June 30, 2019	December 31, 2018
Mortgage loan (2)	7	3.33%	April 2022	(7)	200,000	—
Mortgage loan (3)	1	5.25%	June 2022		31,638	32,066
Mortgage loan (4)	3	4.95%	October 2022		90,512	91,737
Mortgage loan (5)	1	4.94%	October 2022		29,175	29,569
Mortgage loan (2) (6)	4	3.42%	March 2024		85,000	85,000
Mortgage loan (2)	3	4.00%	April 2024	(8)	96,000	—
Mortgage loan	—	—	—	(9)	—	140,250
Mortgage loan	—	—	—	(10)	—	150,000
	19				532,325	528,622
Deferred financing costs, net					(4,544)	(433)
Total mortgage loans, net					$527,781	$528,189

(1)	Interest rate at June 30, 2019 gives effect to interest rate hedges.

(2)	Requires payments of interest only through maturity.

(3)	Includes $0.5 million and $0.6 million at June 30, 2019 and December 31, 2018, respectively, related to a fair value adjustment on a mortgage loan that was assumed in conjunction with an acquisition.

(4)	Includes $1.6 million and $1.9 million at June 30, 2019 and December 31, 2018, respectively, related to fair value adjustments on the mortgage loans.

(5)	Includes $0.5 million and $0.6 million at June 30, 2019 and December 31, 2018, respectively, related to a fair value adjustment on the mortgage loan.

(6)
The four hotels encumbered by the mortgage loan are cross-collateralized. In April 2019, the Company refinanced the $85.0 million mortgage loan for an amended interest rate of LIBOR + 1.60% and an amended maturity date of April 2026, inclusive of all extension options. The Company also replaced the five hotels that were encumbered by the mortgage loan with four other hotels.

(7)	In April 2019, the Company entered into a new mortgage loan that bears interest at LIBOR + 1.52% and provides two one year extension options.

(8)	In April 2019, the Company entered into a new mortgage loan that bears interest at LIBOR + 1.60% and provides two one year extension options.

(9)	In March 2019, the Company paid off the mortgage loan in full.

(10)	In April 2019, the Company paid off the mortgage loan in full.

Certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with all financial covenants at June 30, 2019 and December 31, 2018.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Senior Notes	$5,944	$5,944	$11,888	$16,531
Revolver and Term Loans	10,838	11,809	20,991	22,387
Mortgage loans	5,150	6,810	10,573	13,418
Amortization of deferred financing costs	1,110	880	1,902	1,808
Undesignated interest rate swaps	2,195	—	(55)	—
Total interest expense	$25,237	$25,443	$45,299	$54,144

8.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Swap-cash flow	2.02%	March 2019	$—	$125,000	$—	$148
Swap-cash flow	1.94%	March 2019	—	100,000	—	136
Swap-cash flow	1.27%	March 2019	—	125,000	—	447
Swap-cash flow	1.96%	March 2019	—	100,000	—	153
Swap-cash flow	1.85%	March 2019	—	50,000	—	93
Swap-cash flow	1.81%	March 2019	—	50,000	—	99
Swap-cash flow	1.74%	March 2019	—	25,000	—	54
Swap-cash flow (1)	1.80%	September 2020	—	30,855	—	370
Swap-cash flow (1)	1.80%	September 2020	—	76,670	—	919
Swap-cash flow (1)	1.80%	September 2020	—	32,725	—	392
Swap-cash flow (1)	1.81%	October 2020	—	143,000	—	1,808
Swap-cash flow	1.15%	April 2021	100,000	100,000	1,055	3,072
Swap-cash flow	1.20%	April 2021	100,000	100,000	959	2,955
Swap-cash flow	2.15%	April 2021	75,000	75,000	(623)	539
Swap-cash flow	1.91%	April 2021	75,000	75,000	(280)	967
Swap-cash flow	1.61%	June 2021	50,000	50,000	73	1,057
Swap-cash flow	1.56%	June 2021	50,000	50,000	132	1,129
Swap-cash flow	1.71%	June 2021	50,000	50,000	(27)	934
Swap-cash flow	2.29%	December 2022	200,000	200,000	(4,727)	938
Swap-cash flow	2.29%	December 2022	125,000	125,000	(2,945)	607
Swap-cash flow	2.38%	December 2022	200,000	200,000	(5,383)	259
Swap-cash flow	2.38%	December 2022	100,000	100,000	(2,688)	139
Swap-cash flow (2)	2.75%	November 2023	100,000	100,000	(3,522)	(1,020)
Swap-cash flow (3)	2.51%	December 2023	75,000	—	(2,060)	—
Swap-cash flow (3)	2.39%	December 2023	75,000	—	(1,800)	—
			$1,375,000	$2,083,250	$(21,836)	$16,195

(1)
During the six months ended June 30, 2019, the Company discontinued accounting for these interest rate swaps as cash flow hedges because the hedged forecasted transactions were no longer probable of occurring as a result of debt paydowns in March and April 2019. Therefore, the Company reclassified approximately $2.3 million of the unrealized gains included in accumulated other comprehensive (loss) income to interest expense in the consolidated statements of operations and comprehensive income.

(2)	Effective in November 2020.

(3)	Effective in January 2021.

The following interest rate swaps have not been designated as hedging instruments (in thousands):

			Notional value at		Fair value at
Derivative type	Interest rate	Maturity	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Interest rate swap (1)	1.80%	September 2020	$30,525	$—	$15	$—
Interest rate swap (1)	1.80%	September 2020	75,850	—	35	—
Interest rate swap (1)	1.80%	September 2020	32,375	—	15	—
Interest rate swap (1)	1.81%	October 2020	143,000	—	(10)	—
			$281,750	$—	$55	$—

(1)
During the six months ended June 30, 2019, the Company discontinued accounting for these interest rate swaps as cash flow hedges. The Company recognized all changes in the fair value of these interest rate swaps in interest expense in the consolidated statements of operations and comprehensive income.

As of June 30, 2019 and December 31, 2018, the aggregate fair value of the interest rate swap assets of $2.3 million and $17.2 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the aggregate fair value of the interest rate swap liabilities of $24.1 million and $1.0 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of June 30, 2019, there was approximately $21.8 million of unrealized losses included in accumulated other comprehensive (loss) income related to interest rate hedges that are effective in offsetting the variable cash flows. As of December 31, 2018, there was approximately $16.2 million of unrealized gains included in accumulated other comprehensive (loss) income related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the three or six month periods ended June 30, 2019 or 2018. For the three and six months ended June 30, 2019, approximately $1.9 million and $4.4 million, respectively, of the amounts included in accumulated other comprehensive (loss) income were reclassified into interest expense for the interest rate swaps that have been designated as cash flow hedges. For the three and six months ended June 30, 2018, approximately $0.7 million and $0.3 million, respectively, of the amounts included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps that have been designated as cash flow hedges. Approximately $0.5 million of the unrealized losses included in accumulated other comprehensive (loss) income at June 30, 2019 is expected to be reclassified into interest expense within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$502,959	$545,114	$505,322	$492,554
Revolver and Term Loans, net	1,169,982	1,176,583	1,169,165	1,175,000
Mortgage loans, net	527,781	538,275	528,189	528,404
Debt, net	$2,200,722	$2,259,972	$2,202,676	$2,195,958

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 (in thousands):

	Fair Value at June 30, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$2,284	$—	$2,284
Interest rate swap liability	—	(24,065)	—	(24,065)
Total	$—	$(21,781)	$—	$(21,781)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$17,215	$—	$17,215
Interest rate swap liability	—	(1,020)	—	(1,020)
Total	$—	$16,195	$—	$16,195

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of June 30, 2019 and December 31, 2018.

11.       Commitments and Contingencies

Leases

As of June 30, 2019, 12 of the Company's hotel properties were subject to ground leases that cover the land underlying the respective hotels. The ground leases are classified as operating leases. During the three months ended June 30, 2019, the total ground lease expense was $4.0 million, which consisted of $2.9 million of fixed lease expense and $1.1 million of variable lease expense. During the six months ended June 30, 2019, the total ground lease expense was $7.8 million, which consisted of $5.8 million of fixed lease expense and $2.0 million of variable lease expense. The ground lease expense is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive income.

The Residence Inn Chicago Oak Brook is subject to a ground lease with an initial term expiring in 2100. After the initial term, the Company may extend the ground lease for an additional term of 99 years. The ground lease expense was de minimis for the three and six months ended June 30, 2019. The Company sold the Residence Inn Chicago Oak Brook on June 25, 2019.

The Marriott Louisville Downtown is subject to a ground lease with an initial term expiring in 2053. After the initial term, the ground lease may be extended for up to four additional 25 year terms at the Company's option. The ground lease expense was de minimis for the three and six months ended June 30, 2019.

The Courtyard Austin Downtown Convention Center and Residence Inn Austin Downtown Convention Center are subject to a ground lease with a term expiring in 2100. For the three and six months ended June 30, 2019, the ground lease expense was $0.2 million and $0.4 million, respectively.

The Hilton Garden Inn Bloomington is subject to a ground lease with an initial term expiring in 2053. After the initial term, the ground lease automatically extends for up to five additional 10 year terms unless certain conditions are met. The ground lease expense was de minimis for the three and six months ended June 30, 2019. The Company sold the Hilton Garden Inn Bloomington on June 25, 2019.

A portion of the site of the Courtyard Charleston Historic District is subject to a ground lease with a term expiring in 2096. For the three and six months ended June 30, 2019, the ground lease expense was $0.3 million and $0.5 million, respectively.

The Courtyard Waikiki Beach is subject to a ground lease with a term expiring in 2112.  For the three and six months ended June 30, 2019, the ground lease expense was $0.9 million and $1.8 million, respectively.

A portion of the site of the Residence Inn Palo Alto Los Altos is subject to a ground lease with a term expiring in 2033. The ground lease expense was de minimis for the three and six months ended June 30, 2019.

The DoubleTree Suites by Hilton Orlando Lake Buena Vista is subject to a ground lease with an initial term expiring in 2032. After the initial term, the Company may extend the ground lease for an additional term of 25 years to 2057. For the three and six months ended June 30, 2019, the ground lease expense was $0.2 million and $0.5 million, respectively.

The Embassy Suites San Francisco Airport Waterfront is subject to a ground lease with a term expiring in 2059. For the three and six months ended June 30, 2019, the ground lease expense was $0.6 million and $1.2 million, respectively.

The Wyndham Boston Beacon Hill is subject to a ground lease with a term expiring in 2028. For the three and six months ended June 30, 2019, the ground lease expense was $0.3 million and $0.4 million, respectively.

The Wyndham New Orleans French Quarter is subject to a ground lease with a term expiring in 2065. For the three and six months ended June 30, 2019, the ground lease expense was $0.1 million and $0.2 million, respectively.

The Wyndham Pittsburgh University Center is subject to a ground lease with an initial term expiring in 2038. After the initial term, the Company may extend the ground lease for up to five additional 9 year renewal terms to 2083. For the three and six months ended June 30, 2019, the ground lease expense was $0.2 million and $0.4 million, respectively.

The Wyndham San Diego Bayside is subject to a ground lease with a term expiring in 2029. For the three and six months ended June 30, 2019, the ground lease expense was $1.2 million and $2.4 million, respectively.

Certain of the Company's hotel properties are subject to long-term contracts to lease parking spaces. The parking leases are classified as operating leases. For the three and six months ended June 30, 2019, the total parking lease expense was $0.1 million and $0.2 million, respectively, which is included in other operating expense in the accompanying consolidated statements of operations and comprehensive income.

The Company is subject to an office lease for its corporate headquarters in Bethesda, Maryland with a term expiring in 2026. In addition, the Company is subject to an office lease in Dallas, Texas with a term expiring in 2027. The office leases are classified as operating leases. For the three and six months ended June 30, 2019, the total office lease expense was $0.5 million and $0.9 million, respectively, which is included in general and administrative in the accompanying consolidated statements of operations and comprehensive income.

The Company is subject to a number of equipment leases for copiers, printers, kitchen equipment, and vehicles. The equipment leases are classified as operating leases. For the three and six months ended June 30, 2019, the total equipment lease expense was$0.3 million and $0.6 million, respectively, which is included in other operating expense in the accompanying consolidated statements of operations and comprehensive income.

The future lease payments for the Company's operating leases were as follows (in thousands):

	June 30, 2019	December 31, 2018
2019	$5,553	$11,200
2020	11,141	11,257
2021	11,735	11,840
2022	10,124	10,218
2023	10,188	10,283
Thereafter	554,415	557,647
Total future lease payments	603,156	$612,445
Less: Imputed interest	480,757
Lease liabilities	$122,399

The following table presents certain information related to the Company's operating leases as of June 30, 2019:

Weighted average remaining lease term	63 years
Weighted average discount rate (1)	7.06%

(1)	Upon adoption of the new lease accounting standard, the discount rates used for the Company's operating leases were determined at January 1, 2019.

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of June 30, 2019 and December 31, 2018, approximately $48.3 million and $64.7 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

Litigation

Other than the legal proceeding mentioned below, neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Prior to the Company's merger with FelCor, an affiliate of InterContinental Hotels Group PLC ("IHG"), which previously managed three of FelCor's hotels, notified FelCor that National Retirement Fund had assessed an employee withdrawal liability of $8.3 million, with required quarterly payments including interest, in connection with the termination of IHG’s management of those hotels. FelCor's management agreements with IHG stated that it may be obligated to indemnify and hold IHG harmless for some or all of any amount ultimately paid to National Retirement Fund with respect to the claim. Based on the current assessment of the claim, resolution of this matter may not occur until 2022. The Company plans to vigorously defend the claim and, if appropriate, IHG’s demand for indemnification.

Management Agreements

As of June 30, 2019, 127 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years. This number includes 38 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or Wyndham. Each management company receives a base management fee generally between 3.0% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally between 3.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2019, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $13.7 million and $27.8 million, respectively. For the three and six months ended June 30, 2018, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $15.1 million and $31.0 million, respectively.

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to December 31, 2022, subject to an aggregate $100.0 million limit over the term and an annual $21.5 million limit. The Company recognizes the pro-rata portion of the projected aggregate full-year guaranties as a reduction of Wyndham's contractual management and other fees. In July 2019, the Company entered into a non-binding letter of intent and is finalizing a definitive agreement with Wyndham to terminate the management agreements and net operating income guarantee effective December 31, 2019. As currently drafted, the Company will receive a lump sum termination payment from Wyndham of $35.0 million, and an additional $1.0 million if the U.S. experiences a recession prior to December 31, 2022.

Franchise Agreements

As of June 30, 2019, 88 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes 38 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or Wyndham. In addition, one hotel is not operated with a hotel brand so it does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of generally 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2019, the Company incurred franchise fee expense of approximately $22.1 million and $42.1 million, respectively. For the three and six months ended June 30, 2018, the Company incurred franchise fee expense of approximately $22.2 million and $41.9 million, respectively.

12.       Equity

Common Shares of Beneficial Interest

In 2015, the Company's board of trustees authorized a share repurchase program to acquire up to $400.0 million of common shares through December 31, 2016 (the "2015 Share Repurchase Program"). On February 17, 2017, the Company's board of trustees increased the authorized amount that may be repurchased by $40.0 million to a total of $440.0 million. On February 16, 2018, the Company's board of trustees extended the duration of the 2015 Share Repurchase Program to February 28, 2019. During the six months ended June 30, 2018, the Company did not repurchase and retire any of its common shares under the share repurchase program.

On February 15, 2019, the Company's board of trustees approved a new share repurchase program to acquire up to $250.0 million of common shares from March 1, 2019 to February 28, 2020 (the "2019 Share Repurchase Program"). During the six months ended June 30, 2019, the Company repurchased and retired 1,049,215 common shares for approximately $18.4 million, of which $10.3 million was repurchased under the 2015 Share Repurchase Program and $8.1 million was repurchased under the 2019 Share Repurchase Program. As of June 30, 2019, the 2019 Share Repurchase Program had a remaining capacity of $241.9 million.

During the six months ended June 30, 2019 and 2018, the Company declared a cash dividend of $0.33 per Common Share in each of the first and second quarters of 2019 and 2018.

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

During the six months ended June 30, 2019 and 2018, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first and second quarters of 2019 and 2018.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of June 30, 2019, 772,743 outstanding OP Units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of June 30, 2019 is as follows:

	2019
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	740,792	$21.89
Granted (1)	530,436	18.69
Vested	(117,532)	22.26
Forfeited	(6,942)	21.57
Unvested at June 30, 2019	1,146,754	$20.37

(1)	During the six months ended June 30, 2019, the Company issued restricted shares to officers and employees that vest on an annual basis over service periods between 2 and 4 years.

For the three and six months ended June 30, 2019, the Company recognized approximately $2.2 million and $4.3 million, respectively, of share-based compensation expense related to restricted share awards. For the three and six months ended June 30, 2018, the Company recognized approximately $2.3 million and $4.4 million, respectively, of share-based compensation expense related to restricted share awards. As of June 30, 2019, there was $19.0 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.6 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the six months ended June 30, 2019 and 2018 was approximately $2.2 million and $3.0 million, respectively.

Performance Units

In May 2016, the Company awarded 280,000 performance units to certain employees. The performance units vested over a four years period, including three years of performance-based vesting ("measurement period") plus an additional 1 year of time-based vesting if the applicable performance criteria were met. In May 2019, following the end of the measurement period, the Company did not meet certain target criterion and no performance units were converted into restricted shares.

In February 2018, the Company awarded 264,000 performance units with a grant date fair value of $13.99 per unit to certain employees. The performance units vest over a four years period, including three years of performance-based vesting plus an additional one year of time-based vesting.

In February 2019, the Company awarded 260,000 performance units with a grant date fair value of $19.16 per unit to certain employees. The performance units vest over a four years period, including three years of performance-based vesting (the "2019 performance units measurement period") plus an additional one year of time-based vesting. These performance units may convert into restricted shares at a range of 25% to 200% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return and a relative total shareholder return over the measurement period at specified percentiles of the peer group, as defined by the award. If at the end of the 2019 performance units measurement period the target criterion is met, then 50% of the restricted shares will vest immediately. The remaining 50% will vest one year later. The award recipients will not be entitled to receive any dividends prior to the date of conversion. For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the 2019 performance units measurement period. The fair value of the performance units is determined using a Monte Carlo simulation with the following assumptions: a risk-free interest rate of 2.52%, volatility of 27.19%, and an expected term equal to the requisite service period for the awards. The Company estimated the compensation expense for the performance units on a straight-line basis using a calculation that recognizes 50% of the grant date fair value over three years and 50% of the grant date fair value over four years.

For the three and six months ended June 30, 2019, the Company recognized approximately $0.8 million and $1.5 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and six months ended June 30, 2018, the Company recognized approximately $0.8 million and $1.3 million, respectively, of share-based compensation expense related to the performance unit awards. As of June 30, 2019, there was $6.6 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.7 years.

As of June 30, 2019, there were 2,457,662 common shares available for future grant under the 2015 Plan.

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

The limited partners’ outstanding OP Units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and six months ended June 30, 2019 and 2018, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to RLJ	$33,444	$63,714	$60,697	$87,403
Less: Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Less: Dividends paid on unvested restricted shares	(378)	(335)	(690)	(663)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$26,787	$57,100	$47,450	$74,183

Denominator:
Weighted-average number of common shares - basic	172,661,878	174,238,854	172,729,064	174,216,387
Unvested restricted shares	104,213	125,693	79,449	99,961
Weighted-average number of common shares - diluted	172,766,091	174,364,547	172,808,513	174,316,348

Net income per share attributable to common shareholders - basic	$0.16	$0.33	$0.27	$0.43

Net income per share attributable to common shareholders - diluted	$0.16	$0.33	$0.27	$0.43

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$697,600	$382,455
Restricted cash reserves	48,330	78,222
Cash, cash equivalents, and restricted cash reserves	$745,930	$460,677

Interest paid	$47,228	$65,290

Income taxes paid	$2,506	$3,382

Operating cash flow lease payments for operating leases	$7,489

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$456,831	$120,200
Transaction costs	(4,435)	(2,546)
Operating prorations	(4,903)	(537)
Proceeds from the sale of hotel properties, net	$447,493	$117,117

Supplemental non-cash transactions
Accrued capital expenditures	$5,059	$14,176

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

As we look at factors that could impact our business, we find that the consumer is generally in good financial health, job creation remains positive, and an increase in wages is adding to consumers' disposable income. While economic growth is showing signs of moderation and geopolitical uncertainty has increased due to trade wars, we remain cautiously optimistic that positive employment trends and high consumer confidence will continue to drive economic expansion in the U.S. and generate positive lodging demand and RevPAR growth for the industry. As it relates to operating expenses, our industry continues to face cost pressures in a tight labor market.

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

As of June 30, 2019, we owned 128 hotel properties with approximately 25,600 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 124 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 126 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 127 of the 128 hotel properties to our taxable REIT subsidiaries ("TRS"), of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of June 30, 2019, we owned, through a combination of direct and indirect interests, 99.6% of the units of limited partnership interest in the Operating Partnership ("OP units").

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

•	In April 2019, we entered into a purchase and sale agreement to sell a portfolio of 18 non-core hotel properties. The sale is expected to close in August 2019.

•	In June 2019, we sold 21 non-core hotel properties for a total sales price of approximately $311.9 million.

•
In June 2019, we sold two resort hotel properties, real estate and a condominium management business that were owned by unconsolidated joint ventures, for a total sales price of approximately $156.0 million.

•
During the six months ended June 30, 2019, we repurchased and retired 1.0 million common shares for approximately $18.4 million at an average price per share of $17.55. As of June 30, 2019, we had $241.9 million of remaining capacity under the share repurchase program.

•	We declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first and second quarters of 2019.

•	We declared a cash dividend of $0.33 per common share in each of the first and second quarters of 2019.

•
In July 2019, we entered into a non-binding letter of intent and are finalizing a definitive agreement with Wyndham to terminate their management agreements and the net operating income guarantee effective December 31, 2019. As currently drafted, the Company will receive a lump sum termination payment from Wyndham of $35.0 million, and an additional $1.0 million if the U.S. experiences a recession prior to December 31, 2022.

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

Results of Operations

At June 30, 2019 and 2018, we owned 128 and 156 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2019 and 2018.  The non-comparable hotel properties include 30 dispositions that were completed between January 1, 2018 and June 30, 2019.

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018

	For the three months ended June 30,
	2019	2018	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$378,857	$403,232	$(24,375)	(6.0)%
Food and beverage revenue	49,458	58,444	(8,986)	(15.4)%
Other revenue	20,412	23,015	(2,603)	(11.3)%
Total revenues	448,727	484,691	(35,964)	(7.4)%
Expenses
Operating expenses
Room expense	88,898	94,459	(5,561)	(5.9)%
Food and beverage expense	35,910	42,406	(6,496)	(15.3)%
Management and franchise fee expense	35,825	37,252	(1,427)	(3.8)%
Other operating expense	101,596	108,556	(6,960)	(6.4)%
Total property operating expenses	262,229	282,673	(20,444)	(7.2)%
Depreciation and amortization	54,956	61,648	(6,692)	(10.9)%
Property tax, insurance and other	31,201	35,537	(4,336)	(12.2)%
General and administrative	11,765	15,523	(3,758)	(24.2)%
Transaction costs	425	247	178	72.1%
Total operating expenses	360,576	395,628	(35,052)	(8.9)%
Operating income	88,151	89,063	(912)	(1.0)%
Other income	349	565	(216)	(38.2)%
Interest income	1,073	960	113	11.8%
Interest expense	(25,237)	(25,443)	206	(0.8)%
(Loss) gain on sale of hotel properties and hotel properties held for sale, net	(24,835)	796	(25,631)	—%
Gain on extinguishment of indebtedness, net	—	7	(7)	(100.0)%
Income before equity in (loss) income from unconsolidated joint ventures	39,501	65,948	(26,447)	(40.1)%
Equity in (loss) income from unconsolidated joint ventures	(2,403)	799	(3,202)	—%
Income before income tax expense	37,098	66,747	(29,649)	(44.4)%
Income tax expense	(3,417)	(2,354)	(1,063)	45.2%
Net income	33,681	64,393	(30,712)	(47.7)%
Net income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(96)	(55)	(41)	74.5%
Noncontrolling interest in the Operating Partnership	(141)	(254)	113	(44.5)%
Preferred distributions - consolidated joint venture	—	(370)	370	(100.0)%
Net income attributable to RLJ	33,444	63,714	(30,270)	(47.5)%
Preferred dividends	(6,279)	(6,279)	—	—%
Net income attributable to common shareholders	$27,165	$57,435	$(30,270)	(52.7)%

Revenues

Total revenues decreased $36.0 million, or 7.4%, to $448.7 million for the three months ended June 30, 2019 from $484.7 million for the three months ended June 30, 2018. The decrease was the result of a $24.4 million decrease in room revenue, a $9.0 million decrease in food and beverage revenue, and a $2.6 million decrease in other revenue.

Room Revenue

Room revenue decreased $24.4 million, or 6.0%, to $378.9 million for the three months ended June 30, 2019 from $403.2 million for the three months ended June 30, 2018.  The decrease was the result of a $26.9 million decrease in room revenue attributable to the non-comparable properties, partially offset by a $2.5 million increase in room revenue attributable to the comparable properties. The increase in room revenue from the comparable properties was attributable to a 0.7% increase in RevPAR, led by RevPAR increases in our Louisville and Northern California markets of 12.1% and 6.9%, respectively, which were partially offset by RevPAR decreases in our Houston and South Florida markets of 7.9% and 2.9%, respectively.
.
The following are the quarter-to-date key hotel operating statistics for the comparable properties owned at June 30, 2019 and 2018, respectively:

	For the three months ended June 30,
	2019	2018	% Change
Number of comparable properties (at end of period)	127	127	—
Occupancy	82.4%	82.1%	0.3%
ADR	$182.44	$181.77	0.4%
RevPAR	$150.25	$149.19	0.7%

Food and Beverage Revenue

Food and beverage revenue decreased $9.0 million to $49.5 million for the three months ended June 30, 2019 from $58.4 million for the three months ended June 30, 2018. The decrease was the result of a $9.3 million decrease in food and beverage revenue attributable to the non-comparable properties, partially offset by a $0.3 million increase in food and beverage revenue attributable to the comparable properties.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees, decreased $2.6 million to $20.4 million for the three months ended June 30, 2019 from $23.0 million for the three months ended June 30, 2018.  The decrease was due to a $4.2 million decrease in other revenue attributable to the non-comparable properties, partially offset by a $1.6 million increase in other revenue attributable to the comparable properties, including an increase in parking and resort fee revenue.

Property Operating Expenses

Property operating expenses decreased $20.4 million, or 7.2%, to $262.2 million for the three months ended June 30, 2019 from $282.7 million for the three months ended June 30, 2018. The decrease was due to a $26.0 million decrease in property operating expenses attributable to the non-comparable properties, partially offset by a $5.6 million increase in property operating expenses attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at June 30, 2019 and 2018, respectively, were as follows (in thousands):

	For the three months ended June 30,
	2019	2018	$ Change	% Change
Room expense	$82,433	$81,327	$1,106	1.4%
Food and beverage expense	32,418	32,267	151	0.5%
Management and franchise fee expense	32,188	30,958	1,230	4.0%
Other operating expense	91,277	88,192	3,085	3.5%
Total property operating expenses	$238,316	$232,744	$5,572	2.4%

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

Depreciation and Amortization

Depreciation and amortization expense decreased $6.7 million, or 10.9%, to $55.0 million for the three months ended June 30, 2019 from $61.6 million for the three months ended June 30, 2018. The decrease was a result of a $6.1 million decrease in depreciation and amortization expense attributable to the non-comparable properties and a $0.5 million decrease in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $4.3 million, or 12.2%, to $31.2 million for the three months ended June 30, 2019 from $35.5 million for the three months ended June 30, 2018.  The decrease was attributable to a $3.7 million decrease in property tax, insurance and other expense attributable to the non-comparable properties and a $0.7 million decrease in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense decreased $3.8 million, or 24.2%, to $11.8 million for the three months ended June 30, 2019 from $15.5 million for the three months ended June 30, 2018.  The decrease was attributable to non-repeating expenses during the three months ended June 30, 2018 that were outside of the normal course of operations, including executive transition costs and costs related to activity by an activist shareholder.

Interest Expense

The components of our interest expense for the three months ended June 30, 2019 and 2018 were as follows (in thousands):

	For the three months ended June 30,
	2019	2018	$ Change	% Change
Senior Notes	$5,944	$5,944	$—	—%
Revolver and Term Loans	10,838	11,809	(971)	(8.2)%
Mortgage loans	5,150	6,810	(1,660)	(24.4)%
Amortization of deferred financing costs	1,110	880	230	26.1%
Undesignated interest rate swaps	2,195	—	2,195	100.0%
Total interest expense	$25,237	$25,443	$(206)	(0.8)%

Interest expense decreased $0.2 million, or 0.8%, to $25.2 million for the three months ended June 30, 2019 from $25.4 million for the three months ended June 30, 2018.  The decrease in interest expense was primarily due to the repayment of an $85.0 million mortgage loan in November 2018, the lower average outstanding borrowings under the Revolver, and the impact of two refinancing transactions during the three months ended June 30, 2019, which were partially offset by fair value changes on certain undesignated interest rate swaps during the three months ended June 30, 2019.

Gain (loss) on Sale of Hotel Properties and Hotel Properties Held for Sale, net

The Company recorded a net loss on sale of hotel properties of $24.8 million for the three months ended June 30, 2019. The net loss was primarily attributable to the fair value write down of $48.1 million related to 18 hotel properties classified as held for sale at June 30, 2019, partially offset by total gains of $23.2 million on 23 hotel properties sold during three months ended June 30, 2019.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures decreased $3.2 million to a loss $2.4 million for the three months ended June 30, 2019 from income of $0.8 million for the three months ended June 30, 2018. The decrease is primarily attributable to a loss of $2.9 million related to the sale of certain assets by unconsolidated joint ventures associated with two resort hotel properties owned by the Company in Myrtle Beach, SC.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. The Company's effective tax rates were 9.1% and 3.5% for the three months ended June 30, 2019 and 2018, respectively. Income tax expense increased $1.0 million, or 45.2%, to $3.4 million for the three months ended June 30, 2019 from $2.4 million for the three months ended June 30, 2018.

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018

	For the six months ended June 30,
	2019	2018	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$716,527	$760,877	$(44,350)	(5.8)%
Food and beverage revenue	93,704	110,639	(16,935)	(15.3)%
Other revenue	37,763	42,769	(5,006)	(11.7)%
Total revenues	847,994	914,285	(66,291)	(7.3)%
Expenses
Operating expenses
Room expense	173,086	184,428	(11,342)	(6.1)%
Food and beverage expense	70,119	83,669	(13,550)	(16.2)%
Management and franchise fee expense	69,944	72,928	(2,984)	(4.1)%
Other operating expense	198,713	214,679	(15,966)	(7.4)%
Total property operating expenses	511,862	555,704	(43,842)	(7.9)%
Depreciation and amortization	113,359	123,056	(9,697)	(7.9)%
Property tax, insurance and other	61,797	70,036	(8,239)	(11.8)%
General and administrative	22,925	26,436	(3,511)	(13.3)%
Transaction costs	984	1,920	(936)	(48.8)%
Total operating expenses	710,927	777,152	(66,225)	(8.5)%
Other income	622	1,657	(1,035)	(62.5)%
Interest income	2,245	2,190	55	2.5%
Interest expense	(45,299)	(54,144)	8,845	(16.3)%
Loss on sale of hotel properties and hotel properties held for sale, net	(24,835)	(2,938)	(21,897)	—%
Gain on extinguishment of indebtedness, net	—	7,666	(7,666)	(100.0)%
Income before equity in (loss) income from unconsolidated joint ventures	69,800	91,564	(21,764)	(23.8)%
Equity in (loss) income from unconsolidated joint ventures	(2,784)	418	(3,202)	—%
Income before income tax expense	67,016	91,982	(24,966)	(27.1)%
Income tax expense	(5,003)	(3,696)	(1,307)	35.4%
Net income	62,013	88,286	(26,273)	(29.8)%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	256	179	77	43.0%
Noncontrolling interest in the Operating Partnership	(233)	(327)	94	(28.7)%
Preferred distributions - consolidated joint venture	(186)	(735)	549	(74.7)%
Redemption of preferred equity - consolidated joint venture	(1,153)	—	(1,153)
Net income attributable to RLJ	60,697	87,403	(26,706)	(30.6)%
Preferred dividends	(12,557)	(12,557)	—	—%
Net income attributable to common shareholders	$48,140	$74,846	$(26,706)	(35.7)%

Revenues

Total revenues decreased $66.3 million, or 7.3%, to $848.0 million for the six months ended June 30, 2019 from $914.3 million for the six months ended June 30, 2018. The decrease was the result of a $44.4 million decrease in room revenue, a $16.9 million decrease in food and beverage revenue and a $5.0 million decrease in other revenue.

Room Revenue

Room revenue decreased $44.4 million, or 5.8%, to $716.5 million for the six months ended June 30, 2019 from $760.9 million for the six months ended June 30, 2018.  The decrease was the result of a $52.2 million decrease in room revenue attributable to the non-comparable properties, partially offset by a $7.9 million increase in room revenue attributable to the comparable properties. The increase in room revenue from the comparable properties was attributable to a 1.2% increase in RevPAR, led by RevPAR increases in our Louisville and Northern California markets of 12.7% and 11.0%, respectively, which were partially offset by RevPAR decreases in our Houston and Denver markets of 4.9% and 4.6%, respectively.

The following are the year-to-date key hotel operating statistics for the comparable properties owned at June 30, 2019 and 2018, respectively:

	For the six months ended June 30,
	2019	2018	% Change
Number of comparable properties (at end of period)	127	127	—
Occupancy	78.8%	78.9%	(0.1)%
ADR	$181.05	$178.79	1.3%
RevPAR	$142.68	$140.98	1.2%

Food and Beverage Revenue

Food and beverage revenue decreased $16.9 million, or 15.3%, to $93.7 million for the six months ended June 30, 2019 from $110.6 million for the six months ended June 30, 2018. The decrease was the result of a $19.4 million decrease in food and beverage revenue attributable to the non-comparable properties, partially offset by a $2.5 million increase in food and beverage revenue attributable to the comparable properties.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, decreased $5.0 million, or 11.7%, to $37.8 million for the six months ended June 30, 2019 from $42.8 million for the six months ended June 30, 2018.  The decrease was due to a $7.9 million decrease in other revenue attributable to the non-comparable properties, partially offset by a $2.9 million increase in other revenue attributable to the comparable properties, including an increase in parking and resort fee revenue.

Property Operating Expenses

Property operating expenses decreased $43.8 million, or 7.9%, to $511.9 million for the six months ended June 30, 2019 from $555.7 million for the six months ended June 30, 2018. The decrease was due to a $55.9 million decrease in property operating expenses attributable to the non-comparable properties, partially offset by a $12.1 million increase in property operating expenses attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at June 30, 2019 and 2018, respectively, were as follows (in thousands):

	For the six months ended June 30,
	2019	2018	$ Change	% Change
Room expense	$160,473	$157,619	$2,854	1.8%
Food and beverage expense	63,847	63,098	749	1.2%
Management and franchise fee expense	62,781	60,405	2,376	3.9%
Other operating expense	178,441	172,327	6,114	3.5%
Total property operating expenses	$465,542	$453,449	$12,093	2.7%

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

Depreciation and Amortization

Depreciation and amortization expense decreased $9.7 million, or 7.9%, to $113.4 million for the six months ended June 30, 2019 from $123.1 million for the six months ended June 30, 2018. The decrease was a result of an $11.4 million decrease in depreciation and amortization expense attributable to the non-comparable properties, partially offset by a $1.7 million increase in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $8.2 million, or 11.8%, to $61.8 million for the six months ended June 30, 2019 from $70.0 million for the six months ended June 30, 2018.  The decrease was attributable to a $7.8 million decrease in property tax, insurance and other expense attributable to the non-comparable properties, partially offset by a $1.0 million decrease in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense decreased $3.5 million, or 13.3%, to $22.9 million for the six months ended June 30, 2019 from $26.4 million for the six months ended June 30, 2018. The decrease was attributable to non-repeating expenses during the six months ended June 30, 2018 that were outside of the normal course of operations, including executive transition costs and costs related to activity by an activist shareholder.

Transaction Costs

Transaction costs decreased $0.9 million, or 48.8%, to $1.0 million for the six months ended June 30, 2019 from $1.9 million for the six months ended June 30, 2018. The decrease in transaction costs was primarily attributable to transaction and integration costs during the six months ended June 30, 2018 related to the merger with FelCor. There were no such costs incurred during the six months ended June 30, 2019.

Interest Expense

The components of our interest expense for the six months ended June 30, 2019 and 2018 were as follows (in thousands):

	For the six months ended June 30,
	2019	2018	$ Change	% Change
Senior Notes	$11,888	$16,531	$(4,643)	(28.1)%
Revolver and Term Loans	20,991	22,387	(1,396)	(6.2)%
Mortgage loans	10,573	13,418	(2,845)	(21.2)%
Amortization of deferred financing costs	1,902	1,808	94	5.2%
Undesignated interest rate swaps	(55)	—	(55)	100.0%
Total interest expense	$45,299	$54,144	$(8,845)	(16.3)%

Interest expense decreased $8.8 million to $45.3 million for the six months ended June 30, 2019 from $54.1 million for the six months ended June 30, 2018.  The decrease in interest expense was primarily due to the redemption of the 5.625% Senior Secured Notes due 2023 (the "senior secured notes") in March 2018, the repayment of an $85.0 million mortgage loan in November 2018, the lower average outstanding borrowings under the Revolver and the impact of two refinancing transactions during the six months ended June 30, 2019.

Gain (Loss) on Sale of Hotel Properties and Hotel Properties Held for Sale, net

The Company recorded a net loss on sale of hotel properties of $24.8 million for the six months ended June 30, 2019. The net loss was primarily attributable to the fair value write down of $48.1 million related to 18 hotel properties classified as held for sale at June 30, 2019, partially offset by total gains of $23.2 million on 23 hotel properties sold during six months ended June 30, 2019.

Gain on Extinguishment of Indebtedness, net

In March 2018, the Company recognized a $7.7 million gain on extinguishment of indebtedness, which was due to the early redemption of the senior secured notes. The gain on extinguishment of indebtedness related to the early redemption of the senior secured notes excluded $5.1 million related to two hotel properties that were sold during the six months ended June 30, 2018, which was included in loss on sale of hotel properties and hotel properties held for sale, net, in the accompanying consolidated statement of operations and comprehensive income. There was no gain or loss on extinguishment of indebtedness during the six months ended June 30, 2019.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures decreased $3.2 million to a loss $2.8 million for the six months ended June 30, 2019 from income of $0.4 million for the six months ended June 30, 2018. The decrease is primarily attributable to a loss of $2.9 million related to the sale of certain assets by unconsolidated joint ventures associated with two resort hotel properties owned by the Company in Myrtle Beach, SC.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. The Company's effective tax rates were 7.5% and 4.0% for the six months ended June 30, 2019 and 2018, respectively. Income tax expense increased $1.3 million, or 35.4%, to $5.0 million for the six months ended June 30, 2019 from $3.7 million for the six months ended June 30, 2018.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income	$33,681	$64,393	$62,013	$88,286
Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Preferred distributions - consolidated joint venture	—	(370)	(186)	(735)
Redemption of preferred equity - consolidated joint venture	—	—	(1,153)	—
Depreciation and amortization	54,956	61,648	113,359	123,056
Loss (gain) on sale of hotel properties and hotel properties held for sale, net	24,835	(796)	24,835	2,938
Noncontrolling interest in consolidated joint ventures	(96)	(55)	256	179
Adjustments related to consolidated joint ventures (1)	(75)	(80)	(149)	(155)
Adjustments related to unconsolidated joint ventures (2)	3,534	669	4,228	1,337
FFO	110,556	119,130	190,646	202,349
Transaction costs	425	247	984	1,920
Gain on extinguishment of indebtedness, net	—	(7)	—	(7,666)
Amortization of share-based compensation	3,035	3,172	5,760	5,686
Non-cash income tax expense	2,770	1,826	4,052	2,929
Other expenses (3)	2,404	3,547	388	4,168
Adjusted FFO	$119,190	$127,915	$201,830	$209,386

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint ventures.

(2)	Includes our ownership interest in the depreciation and amortization expense and loss on sale of the unconsolidated joint ventures.

(3)
Represents income and expenses outside of the normal course of operations, including debt modification costs, hurricane-related costs that were not reimbursed by insurance, executive transition costs, activist shareholder costs and unrealized gains and losses on certain discontinued cash flow hedges.

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

We also present Adjusted EBITDA, which includes additional adjustments for items such as gains or losses on extinguishment of indebtedness, transaction costs, the amortization of share-based compensation, and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA, and EBITDAre, is beneficial to an investor’s understanding of our operating performance. We previously presented Adjusted

EBITDA in a similar manner, with the exception of the adjustments for noncontrolling interests in consolidated joint ventures, which totaled less than $0.1 million for both the three and six months ended June 30, 2018. The rationale for including 100% of Adjusted EBITDA for the consolidated joint ventures with noncontrolling interests is that the full amount of any debt for the consolidated joint ventures is reported in our consolidated balance sheet and the metrics using debt to EBITDA provide a better understanding of the Company’s leverage. This is also consistent with NAREIT’s definition of EBITDAre.

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income	$33,681	$64,393	$62,013	$88,286
Depreciation and amortization	54,956	61,648	113,359	123,056
Interest expense, net of interest income	24,164	24,483	43,055	51,954
Income tax expense	3,417	2,354	5,003	3,696
Adjustments related to unconsolidated joint ventures (1)	736	796	1,552	1,591
EBITDA	116,954	153,674	224,982	268,583
Loss (gain) on sale of hotel properties and hotel properties held for sale, net	24,835	(796)	24,835	2,938
Loss on sale of unconsolidated joint ventures (2)	2,923	—	2,923	—
EBITDAre	144,712	152,878	252,740	271,521
Transaction costs	425	247	984	1,920
Gain on extinguishment of indebtedness, net	—	(7)	—	(7,666)
Amortization of share-based compensation	3,035	3,172	5,760	5,686
Other expenses (3)	209	3,547	443	4,168
Adjusted EBITDA	$148,381	$159,837	$259,927	$275,629

(1)	Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint ventures.

(2)	Includes our ownership interest in the loss on sale of the unconsolidated joint ventures associated with two resort hotel properties owned by the Company in Myrtle Beach, SC.

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

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances, short-term borrowings under our Revolver, which was undrawn at June 30, 2019, and proceeds from the sale of hotel properties.

Our long-term liquidity requirements consist primarily of the funds necessary to pay for the costs of acquiring additional hotel properties, the redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, at maturity or otherwise. We expect to meet our long-term liquidity requirements through various sources of capital, including our Revolver and future equity (including OP units) or debt offerings, existing working capital, the net cash provided by operations, long-term mortgage loans and other secured and unsecured borrowings and the proceeds from the sale of hotel properties.

Sources and Uses of Cash

As of June 30, 2019, we had $745.9 million of cash, cash equivalents and restricted cash reserves as compared to $384.8 million at December 31, 2018.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $193.2 million and $195.8 million for the six months ended June 30, 2019 and 2018, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the six months ended June 30, 2019 and 2018.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $359.0 million for the six months ended June 30, 2019 primarily due to $447.5 million of net cash proceeds from the sale of 23 hotel properties, partially offset by $90.1 million in routine capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $32.0 million for the six months ended June 30, 2018 primarily due to $117.1 million of net cash proceeds from the sale of two hotel properties, partially offset by $85.0 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $191.1 million for the six months ended June 30, 2019 primarily due to a payment of $374.5 million to repay a mortgage loan, $127.9 million in distributions to shareholders and unitholders, a payment of $45.6 million to redeem the preferred equity in a consolidated joint venture, $18.4 million paid to repurchase common shares under a share repurchase program, $4.6 million in deferred financing cost payments and $2.4 million in scheduled mortgage loan principal payments.

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

Capital Expenditures and Reserve Funds

We maintain each of our hotel properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. The cost of all such routine improvements and alterations are paid out of furniture, fixtures, and equipment ("FF&E") reserves, which are funded by a portion of each hotel property’s gross revenues. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our hotel properties.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2019, approximately $42.1 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of June 30, 2019, we owned 50% interests in joint ventures that owned two hotel properties. We own more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our trustees, officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $20.7 million of non-recourse mortgage debt, of which our pro rata portion was $10.4 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity's obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044 and 2094.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2019, we had approximately $1.6 billion of total variable rate debt outstanding (or 71.4% of total indebtedness) with a weighted-average interest rate of 3.44% per annum. After taking into consideration the effect of interest rate swaps, $149.3 million (or 6.8% of total indebtedness) was subject to variable rates. As of June 30, 2019, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.5 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2019, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt (1)	$1,340	$3,361	$3,558	$140,386	$—	$475,000	$623,645
Weighted-average interest rate	5.01%	5.01%	5.01%	5.01%	—%	6.00%	5.76%
Variable rate debt (1)	$—	$—	$400,000	$350,000	$625,000	$181,000	$1,556,000
Weighted-average interest rate (2)	—%	—%	3.10%	3.22%	3.78%	3.43%	3.44%
Total (3)	$1,340	$3,361	$403,558	$490,386	$625,000	$656,000	$2,179,645

(1)	Excludes $5.0 million and $4.5 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.

(2)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

(3)	Excludes a total of $30.6 million related to fair value adjustments on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of June 30, 2019, the estimated fair value of our fixed rate debt was $700.8 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $31.7 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2019 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

On February 15, 2019, the Company's board of trustees approved the 2019 Share Repurchase Program, authorizing the repurchase of up to $250.0 million of our common shares from March 1, 2019 to February 28, 2020. During the six months ended June 30, 2019, the Company repurchased and retired 1,049,215 common shares for approximately $18.4 million, of which $10.3 million was repurchased under the 2015 Share Repurchase Program and $8.1 million was repurchased under the 2019 Share Repurchase Program. As of June 30, 2019, the 2019 Share Repurchase Program had a remaining capacity of $241.9 million.

During the six months ended June 30, 2019, certain of the Company's employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2015 Plan.

The following table summarizes all of the share repurchases during the six months ended June 30, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2019 through January 31, 2019	591,151	$17.54	588,150	8,992,158
February 1, 2019 through February 28, 2019	16,273	$19.12	—	8,982,473
March 1, 2019 through March 31, 2019	14,159	$17.45	14,159	14,214,737
April 1, 2019 through April 30, 2019	12,279	$17.57	11,000	13,555,712
May 1, 2019 through May 31, 2019	70,882	$17.88	56,555	14,476,418
June 1, 2019 through June 30, 2019	379,351	$17.55	379,351	13,636,028
Total	1,084,095		1,049,215

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

RLJ LODGING TRUST

Dated: August 8, 2019	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: August 8, 2019	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 8, 2019	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)