Form 10-Q
period 2019-09-30
RLJ Lodging Trust
filed 2019-11-08
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
As of November 1, 2019, 170,504,920 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Investment in hotel properties, net	$4,677,019	$5,378,651
Investment in unconsolidated joint ventures	16,234	22,279
Cash and cash equivalents	845,882	320,147
Restricted cash reserves	48,610	64,695
Hotel and other receivables, net of allowance of $271 and $598, respectively	54,058	52,115
Lease right-of-use assets	145,695	—
Deferred income tax asset, net	44,445	47,395
Intangible assets, net	—	52,448
Prepaid expense and other assets	43,702	67,367
Total assets	$5,875,645	$6,005,097
Liabilities and Equity
Debt, net	$2,199,301	$2,202,676
Accounts payable and other liabilities	193,008	203,833
Deferred income tax liability	2,766	2,766
Advance deposits and deferred revenue	24,655	25,411
Lease liabilities	121,783	—
Accrued interest	13,706	7,913
Distributions payable	64,215	65,557
Total liabilities	2,619,434	2,508,156
Commitments and Contingencies (Note 11)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at September 30, 2019 and December 31, 2018	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 170,632,364 and 174,019,616 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,706	1,740
Additional paid-in capital	3,137,736	3,195,381
Accumulated other comprehensive (loss) income	(27,515)	16,195
Distributions in excess of net earnings	(246,914)	(150,476)
Total shareholders’ equity	3,231,949	3,429,776
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	13,994	11,908
Noncontrolling interest in the Operating Partnership	10,268	10,827
Total noncontrolling interest	24,262	22,735
Preferred equity in a consolidated joint venture, liquidation value of $45,544 at December 31, 2018	—	44,430
Total equity	3,256,211	3,496,941
Total liabilities and equity	$5,875,645	$6,005,097

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues
Operating revenues
Room revenue	$314,195	$377,237	$1,030,722	$1,138,115
Food and beverage revenue	39,447	47,211	133,151	157,850
Other revenue	17,482	22,594	55,245	65,362
Total revenues	371,124	447,042	1,219,118	1,361,327
Expenses
Operating expenses
Room expense	80,650	95,161	253,736	279,589
Food and beverage expense	31,425	37,780	101,544	121,450
Management and franchise fee expense	26,432	34,838	96,376	107,766
Other operating expense	90,048	105,646	288,761	320,325
Total property operating expenses	228,555	273,425	740,417	829,130
Depreciation and amortization	49,295	60,373	162,654	183,429
Property tax, insurance and other	28,798	34,382	90,595	104,418
General and administrative	11,262	11,622	34,187	38,059
Transaction costs	(211)	261	773	2,181
Total operating expenses	317,699	380,063	1,028,626	1,157,217
Other income	315	856	939	2,514
Interest income	2,691	1,149	4,935	3,339
Interest expense	(23,333)	(24,629)	(68,632)	(78,772)
(Loss) gain on sale of hotel properties, net	(1,037)	35,895	(25,872)	32,957
(Loss) gain on extinguishment of indebtedness, net	—	(1,656)	—	6,010
Income before equity in (loss) income from unconsolidated joint ventures	32,061	78,594	101,862	170,158
Equity in (loss) income from unconsolidated joint ventures	(135)	219	(2,919)	637
Income before income tax expense	31,926	78,813	98,943	170,795
Income tax benefit (expense)	529	(4,156)	(4,475)	(7,852)
Net income	32,455	74,657	94,468	162,943
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	104	(9)	360	170
Noncontrolling interest in the Operating Partnership	(96)	(299)	(329)	(626)
Preferred distributions - consolidated joint venture	—	(374)	(186)	(1,109)
Redemption of preferred equity - consolidated joint venture	—	—	(1,153)	—
Net income attributable to RLJ	32,463	73,975	93,160	161,378
Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Net income attributable to common shareholders	$26,184	$67,696	$74,324	$142,542

Basic per common share data:
Net income per share attributable to common shareholders	$0.15	$0.39	$0.43	$0.81
Weighted-average number of common shares	170,495,699	174,326,198	171,976,429	174,253,393

Diluted per common share data:
Net income per share attributable to common shareholders	$0.15	$0.39	$0.43	$0.81
Weighted-average number of common shares	170,600,787	174,479,341	172,066,473	174,365,101

Comprehensive income:
Net income	$32,455	$74,657	$94,468	$162,943
Unrealized (loss) gain on interest rate derivatives	(5,679)	4,675	(41,460)	29,469
Reclassification of unrealized gain on discontinued cash flow hedges to interest expense	—	—	(2,250)	—
Comprehensive income	26,776	79,332	50,758	192,412
Comprehensive loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	104	(9)	360	170
Noncontrolling interest in the Operating Partnership	(96)	(299)	(329)	(626)
Preferred distributions - consolidated joint venture	—	(374)	(186)	(1,109)
Redemption of preferred equity - consolidated joint venture	—	—	(1,153)	—
Comprehensive income attributable to RLJ	$26,784	$78,650	$49,450	$190,847

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income (Loss)	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2018	12,879,475	$366,936	174,019,616	$1,740	$3,195,381	$(150,476)	$16,195	$10,827	$11,908	$44,430	$3,496,941
Net income (loss)	—	—	—	—	—	93,160	—	329	(360)	1,339	94,468
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(41,460)	—	—	—	(41,460)
Reclassification of unrealized gain on discontinued cash flow hedges to interest expense	—	—	—	—	—	—	(2,250)	—	—	—	(2,250)
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(9)	—	—	(9)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	2,446	—	2,446
Issuance of restricted stock	—	—	530,436	5	(5)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	9,249	—	—	—	—	—	9,249
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(73,046)	(1)	(1,292)	—	—	—	—	—	(1,293)
Shares acquired as part of a share repurchase program	—	—	(3,836,582)	(38)	(65,597)	—	—	—	—	—	(65,635)
Forfeiture of restricted stock	—	—	(8,060)	—	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(18,836)	—	—	—	—	(18,836)
Distributions on common shares and units	—	—	—	—	—	(170,762)	—	(879)	—	—	(171,641)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(186)	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	—	(45,583)	(45,583)
Balance at September 30, 2019	12,879,475	$366,936	170,632,364	$1,706	$3,137,736	$(246,914)	$(27,515)	$10,268	$13,994	$—	$3,256,211

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at June 30, 2019	12,879,475	$366,936	173,459,015	$1,735	$3,182,351	$(216,583)	$(21,836)	$10,441	$13,957	$—	$3,337,001
Net income (loss)	—	—	—	—	—	32,463	—	96	(104)	—	32,455
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(5,679)	—	—	—	(5,679)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	141	—	141
Amortization of share-based compensation	—	—	—	—	3,217	—	—	—	—	—	3,217
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(38,166)	—	(636)	—	—	—	—	—	(636)
Shares acquired as part of a share repurchase program	—	—	(2,787,367)	(29)	(47,196)	—	—	—	—	—	(47,225)
Forfeiture of restricted stock	—	—	(1,118)	—	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(56,515)	—	(269)	—	—	(56,784)
Balance at September 30, 2019	12,879,475	$366,936	170,632,364	$1,706	$3,137,736	$(246,914)	$(27,515)	$10,268	$13,994	$—	$3,256,211

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2017	12,879,475	$366,936	174,869,046	$1,749	$3,208,002	$(82,566)	$8,846	$11,181	$11,700	$44,430	$3,570,278
Net income (loss)	—	—	—	—	—	161,378	—	626	(170)	1,109	162,943
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	29,469	—	—	—	29,469
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	110	—	110
Issuance of restricted stock	—	—	591,851	6	(6)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	10,135	—	—	—	—	—	10,135
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(132,370)	(2)	(2,924)	—	—	—	—	—	(2,926)
Forfeiture of restricted stock	—	—	(113,325)	(1)	1	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(18,836)	—	—	—	—	(18,836)
Distributions on common shares and units	—	—	—	—	—	(173,817)	—	(783)	—	—	(174,600)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(1,109)	(1,109)
Balance at September 30, 2018	12,879,475	$366,936	175,215,202	$1,752	$3,215,208	$(113,841)	$38,315	$11,024	$11,640	$44,430	$3,575,464

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at June 30, 2018	12,879,475	$366,936	175,278,298	$1,753	$3,213,049	$(123,809)	$33,640	$10,975	$11,595	$44,430	$3,558,569
Net income	—	—	—	—	—	73,975	—	299	9	374	74,657
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	4,675	—	—	—	4,675
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	36	—	36
Issuance of restricted stock	—	—	133,644	1	(1)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	4,085	—	—	—	—	—	4,085
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(86,898)	(1)	(1,926)	—	—	—	—	—	(1,927)
Forfeiture of restricted stock	—	—	(109,842)	(1)	1	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(57,728)	—	(250)	—	—	(57,978)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(374)	(374)
Balance at September 30, 2018	12,879,475	$366,936	175,215,202	$1,752	$3,215,208	$(113,841)	$38,315	$11,024	$11,640	$44,430	$3,575,464

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$94,468	$162,943
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties, net	25,872	(32,957)
Gain on extinguishment of indebtedness, net	—	(6,010)
Depreciation and amortization	162,654	183,429
Amortization of deferred financing costs	3,018	2,688
Other amortization	(1,499)	(2,450)
Unrealized loss on discontinued cash flow hedges	402	—
Equity in loss (income) from unconsolidated joint ventures	2,919	(637)
Distributions of income from unconsolidated joint ventures	1,295	2,050
Amortization of share-based compensation	8,708	9,722
Deferred income taxes	2,950	6,145
Changes in assets and liabilities:
Hotel and other receivables, net	(5,270)	(18,420)
Prepaid expense and other assets	2,942	12,871
Accounts payable and other liabilities	(1,606)	(6,916)
Advance deposits and deferred revenue	2,905	3,801
Accrued interest	5,793	(2,785)
Net cash flow provided by operating activities	305,551	313,474
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	623,575	447,737
Improvements and additions to hotel properties	(117,871)	(144,311)
Contributions to unconsolidated joint ventures	(603)	—
Distributions from unconsolidated joint ventures in excess of earnings	2,436	—
Net cash flow provided by investing activities	507,537	303,426
Cash flows from financing activities
Borrowings under Revolver	140,000	300,000
Repayment of borrowings under Revolver	(140,000)	(300,000)
Redemption of senior notes	—	(539,025)
Proceeds from mortgage loans	381,000	—
Scheduled mortgage loan principal payments	(3,172)	(4,818)
Repayments of mortgage loans	(374,500)	(28,124)
Repurchase of common shares under a share repurchase program	(65,635)	—
Repurchase of common shares to satisfy employee tax withholding requirements	(1,293)	(2,925)
Distributions on preferred shares	(18,836)	(18,836)
Distributions on common shares	(171,978)	(173,367)
Distributions on and redemption of Operating Partnership units	(888)	(766)
Payments of deferred financing costs	(4,687)	(3,615)
Preferred distributions - consolidated joint venture	(312)	(1,113)
Redemption of preferred equity - consolidated joint venture	(45,583)	—
Contributions from consolidated joint venture partners	2,446	110
Net cash flow used in financing activities	(303,438)	(772,479)
Net change in cash, cash equivalents, and restricted cash reserves	509,650	(155,579)
Cash, cash equivalents, and restricted cash reserves, beginning of year	384,842	659,076
Cash, cash equivalents, and restricted cash reserves, end of period	$894,492	$503,497

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2019, there were 171,405,107 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of September 30, 2019, the Company owned 109 hotel properties with approximately 23,400 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 105 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 107 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 108 of the 109 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

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

Upon adoption of this standard on January 1, 2019, the Company recognized lease liabilities and the related lease right-of-use assets on the consolidated balance sheet for its ground leases, parking leases, office leases and equipment leases. In addition to recognizing the lease liabilities and the related lease right-of-use assets on the date of adoption, the Company reclassified its below market ground lease intangible assets from intangible assets, net, on the consolidated balance sheet to the lease right-of-use assets. In addition, the Company reclassified its above market ground lease liabilities and deferred rent liabilities from accounts payable and other liabilities on the consolidated balance sheet to the lease right-of-use assets.

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

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Land and improvements	$1,095,632	$1,209,416
Buildings and improvements	4,079,476	4,694,490
Furniture, fixtures and equipment	686,685	813,797
	5,861,793	6,717,703
Accumulated depreciation	(1,184,774)	(1,339,052)
Investment in hotel properties, net	$4,677,019	$5,378,651

For the three and nine months ended September 30, 2019, the Company recognized depreciation expense related to its investment in hotel properties of approximately $48.9 million and $160.9 million, respectively. For the three and nine months ended September 30, 2018, the Company recognized depreciation expense related to its investment in hotel properties of approximately $58.5 million and $176.4 million, respectively.

4.              Investment in Unconsolidated Joint Ventures

As of September 30, 2019 and December 31, 2018, the Company owned 50% interests in joint ventures that owned two hotel properties. As of December 31, 2018, the Company also owned 50% interests in joint ventures that were associated with two resort hotel properties owned by the Company in Myrtle Beach, SC. In June 2019, the Company sold the two hotels and the joint ventures sold their assets. The Company recorded a loss of $2.9 million related to the sale, which is included in equity in (loss) income of unconsolidated entities in the accompanying consolidated statements of operations. Refer to Note 5, Sale of Hotel Properties, for more information regarding the sale of the hotels.

The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income (loss) from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of September 30, 2019 and December 31, 2018, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	September 30, 2019	December 31, 2018
Equity basis of the joint venture investments	$(3,453)	$117
Cost of the joint venture investments in excess of the joint venture book value	19,687	22,162
Investment in unconsolidated joint ventures	$16,234	$22,279

The following table summarizes the components of the Company's equity in (loss) income from unconsolidated joint ventures (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Operating income	$145	$587	$989	$1,739
Depreciation of cost in excess of book value	(280)	(368)	(985)	(1,102)
Loss on sale	—	—	(2,923)	—
Equity in (loss) income from unconsolidated joint ventures	$(135)	$219	$(2,919)	$637

5.            Sale of Hotel Properties

During the nine months ended September 30, 2019, the Company sold 42 hotel properties in four separate transactions for a total sales price of approximately $653.4 million. In connection with these transactions, the Company recorded a net loss of $25.9 million, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income.

On June 25, 2019, the Company sold a portfolio of 21 hotels for $311.9 million. In connection with this transaction, the Company recorded a gain on sale of $44.4 million, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income.

On June 27, 2019, the Company sold two resort hotels in Myrtle Beach, South Carolina for $153.3 million. In connection with this transaction, the Company recorded a loss on sale of $21.5 million, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income.

On August 14, 2019, the Company sold a portfolio of 18 hotels for $175.4 million. In connection with this transaction, the Company recorded a loss on sale of $49.0 million, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income.

On September 12, 2019, the Company sold a hotel in Columbia, Maryland for $12.7 million. In connection with this transaction, the Company recorded a gain on sale of $0.3 million, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income.

The following table discloses the hotel properties that were sold during the nine months ended September 30, 2019:

Hotel Property Name	Location	Sale Date	Rooms
Courtyard Boulder Longmont	Longmont, CO	June 25, 2019	78
Courtyard Salt Lake City Airport	Salt Lake City, UT	June 25, 2019	154
Courtyard Fort Lauderdale SW Miramar	Miramar, FL	June 25, 2019	128
Courtyard Austin Airport	Austin, TX	June 25, 2019	150
Fairfield Inn & Suites San Antonio Downtown	San Antonio, TX	June 25, 2019	110
Hampton Inn & Suites Clearwater St. Petersburg	Clearwater, FL	June 25, 2019	128
Hampton Inn Fort Walton Beach	Fort Walton, FL	June 25, 2019	100
Hampton Inn & Suites Denver Tech Center	Denver, CO	June 25, 2019	123
Hampton Inn West Palm Beach Airport Central	West Palm Beach, FL	June 25, 2019	105
Hilton Garden Inn Bloomington	Bloomington, IN	June 25, 2019	168
Hilton Garden Inn West Palm Beach Airport	West Palm Beach, FL	June 25, 2019	100
Hilton Garden Inn Durham Raleigh Research Triangle Park	Durham, NC	June 25, 2019	177
Residence Inn Longmont Boulder	Longmont, CO	June 25, 2019	84
Residence Inn Detroit Novi	Novi, MI	June 25, 2019	107
Residence Inn Chicago Oak Brook	Oak Brook, IL	June 25, 2019	156
Residence Inn Fort Lauderdale Plantation	Plantation, FL	June 25, 2019	138
Residence Inn Salt Lake City Airport	Salt Lake City, UT	June 25, 2019	104
Residence Inn San Antonio Downtown Market Square	San Antonio, TX	June 25, 2019	95
Residence Inn Fort Lauderdale SW Miramar	Miramar, FL	June 25, 2019	130
Residence Inn Silver Spring	Silver Spring, MD	June 25, 2019	130
Springhill Suites Boulder Longmont	Longmont, CO	June 25, 2019	90
Embassy Suites Myrtle Beach Oceanfront Resort	Myrtle Beach, SC	June 27, 2019	255
Hilton Myrtle Beach Resort	Myrtle Beach, SC	June 27, 2019	385
Courtyard Austin Northwest Arboretum	Austin, TX	August 14, 2019	102
Courtyard Denver West Golden	Golden, CO	August 14, 2019	110
Courtyard Boulder Louisville	Louisville, CO	August 14, 2019	154
Courtyard Louisville Northeast	Louisville, KY	August 14, 2019	114
Courtyard South Bend Mishawaka	Mishawaka, IN	August 14, 2019	78
Hampton Inn Houston Galleria	Houston, TX	August 14, 2019	176
Hyatt House Houston Galleria	Houston, TX	August 14, 2019	147
Hyatt House Austin Arboretum	Austin, TX	August 14, 2019	131
Hyatt House Dallas Lincoln Park	Dallas, TX	August 14, 2019	155
Hyatt House Dallas Uptown	Dallas, TX	August 14, 2019	141
Residence Inn Austin Northwest Arboretum	Austin, TX	August 14, 2019	84
Residence Inn Austin North Parmer Lane	Austin, TX	August 14, 2019	88
Residence Inn Denver West Golden	Golden, CO	August 14, 2019	88
Residence Inn Boulder Louisville	Louisville, CO	August 14, 2019	88
Residence Inn Louisville Northeast	Louisville, KY	August 14, 2019	102
Springhill Suites Austin North Parmer Lane	Austin, TX	August 14, 2019	132
Springhill Suites Louisville Hurstbourne North	Louisville, KY	August 14, 2019	142
Springhill Suites South Bend Mishawaka	Mishawaka, IN	August 14, 2019	87
Residence Inn Columbia	Columbia, MD	September 12, 2019	108
		Total	5,422

During the nine months ended September 30, 2018, the Company sold six hotel properties for a total sale price of approximately $454.1 million. In connection with these transactions, the Company recorded an aggregate $30.9 million net gain on sales, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income. The gain on sale is presented net of a gain on extinguishment of indebtedness of $5.1 million associated with the two hotel properties that were sold.

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

During the nine months ended September 30, 2018, the Company also sold a parcel of land for a sale price of $1.5 million. In connection with this transaction, the Company recorded a $1.4 million gain on sale, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income.

During the year ended December 31, 2016, the Company sold two hotel properties and deferred a gain of $15.0 million related to certain post-closing obligations. During the nine months ended September 30, 2018, the Company satisfied the remaining post-closing obligations with respect to the sale of the two hotel properties and subsequently recognized an additional $0.7 million gain on sale, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income.

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended September 30, 2019				For the three months ended September 30, 2018
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$52,812	$4,560	$1,514	$58,886	$67,161	$4,705	$2,238	$74,104
Southern California	37,153	4,062	2,991	44,206	36,820	4,189	2,612	43,621
New York City	34,085	4,062	1,289	39,436	34,935	4,093	1,164	40,192
South Florida	18,296	4,123	1,912	24,331	24,678	4,426	1,773	30,877
Chicago	19,915	3,334	576	23,825	21,935	3,457	577	25,969
Denver	15,016	2,961	446	18,423	21,503	3,186	372	25,061
Austin	15,287	2,109	850	18,246	17,399	2,058	865	20,322
Louisville	9,652	4,507	629	14,788	8,233	3,361	468	12,062
Washington DC	13,708	448	610	14,766	15,570	487	614	16,671
Houston	12,850	815	1,017	14,682	14,041	853	1,150	16,044
Other	85,421	8,466	5,648	99,535	114,962	16,396	10,761	142,119
Total	$314,195	$39,447	$17,482	$371,124	$377,237	$47,211	$22,594	$447,042

	For the nine months ended September 30, 2019				For the nine months ended September 30, 2018
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$155,915	$14,446	$4,520	$174,881	$184,087	$15,586	$6,120	$205,793
Southern California	99,299	11,298	7,605	118,202	100,838	12,545	6,688	120,071
South Florida	92,990	15,117	6,164	114,271	102,940	15,413	5,470	123,823
New York City	92,785	11,417	3,449	107,651	93,612	11,722	3,106	108,440
Austin	62,612	7,471	2,871	72,954	63,968	7,035	2,696	73,699
Chicago	54,953	9,851	1,588	66,392	56,451	9,895	1,470	67,816
Denver	46,409	9,127	1,150	56,686	55,292	9,423	976	65,691
Houston	44,626	2,798	3,411	50,835	47,469	2,803	3,199	53,471
Washington, DC	46,156	1,315	1,770	49,241	51,577	2,047	1,785	55,409
Louisville	32,921	12,867	1,752	47,540	28,830	10,461	1,525	40,816
Other	302,056	37,444	20,965	360,465	353,051	60,920	32,327	446,298
Total	$1,030,722	$133,151	$55,245	$1,219,118	$1,138,115	$157,850	$65,362	$1,361,327

7.              Debt

The Company's debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Senior Notes	$501,778	$505,322
Revolver and Term Loans, net	1,170,438	1,169,165
Mortgage loans, net	527,085	528,189
Debt, net	$2,199,301	$2,202,676

Senior Notes

The Company's senior unsecured notes are referred to as the "Senior Notes." The Company's Senior Notes consisted of the following (in thousands):

				Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate	Maturity Date	September 30, 2019	December 31, 2018
Senior unsecured notes (1) (2) (3)	—	6.00%	June 2025	$501,778	$505,322

(1)	Requires payments of interest only through maturity.

(2)	The senior unsecured notes include $26.8 million and $30.3 million at September 30, 2019 and December 31, 2018, respectively, related to fair value adjustments on the senior unsecured notes.

(3)	The Company has the option to redeem the senior unsecured notes beginning June 1, 2020 at a price of 103.0% of face value.

The Senior Notes are subject to customary financial covenants. As of September 30, 2019 and December 31, 2018, the Company was in compliance with all financial covenants. On November 1, 2019, the Company launched a tender offer expected to expire on December 4, 2019, for the entire principal amount of the Senior Notes at par.  The Senior Notes were trading at approximately 105% of par at that time.

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

The $400 Million Term Loan Maturing 2021, the $150 Million Term Loan Maturing 2022, the $400 Million Term Loan Maturing 2023, and the $225 Million Term Loan Maturing 2023 are collectively the "Term Loans." The Revolver and Term Loans are subject to customary financial covenants. As of September 30, 2019 and December 31, 2018, the Company was in compliance with all financial covenants.

The Company's unsecured credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at September 30, 2019 (1)	Maturity Date	September 30, 2019	December 31, 2018
Revolver (2)	3.52%	April 2020	$—	$—
$400 Million Term Loan Maturing 2021	2.97%	April 2021	400,000	400,000
$150 Million Term Loan Maturing 2022	3.08%	January 2022	150,000	150,000
$400 Million Term Loan Maturing 2023	3.78%	January 2023	400,000	400,000
$225 Million Term Loan Maturing 2023	3.78%	January 2023	225,000	225,000
			1,175,000	1,175,000
Deferred financing costs, net (3)			(4,562)	(5,835)
Total Revolver and Term Loans, net			$1,170,438	$1,169,165

(1)	Interest rate at September 30, 2019 gives effect to interest rate hedges.

(2)
At both September 30, 2019 and December 31, 2018, there was $600.0 million of borrowing capacity on the Revolver. The Company has the ability to further increase the borrowing capacity to $750.0 million, subject to certain lender requirements. The Company also has the ability to extend the maturity date for an additional one year period ending April 2021.

(3)
Excludes $0.6 million and $1.5 million as of September 30, 2019 and December 31, 2018, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate at September 30, 2019 (1)	Maturity Date		September 30, 2019	December 31, 2018
Mortgage loan (2)	7	3.33%	April 2022	(7)	200,000	—
Mortgage loan (3)	1	5.25%	June 2022		31,427	32,066
Mortgage loan (4)	3	4.95%	October 2022		89,909	91,737
Mortgage loan (5)	1	4.94%	October 2022		28,981	29,569
Mortgage loan (2)	4	3.38%	April 2024	(6)	85,000	85,000
Mortgage loan (2)	3	2.88%	April 2024	(8)	96,000	—
Mortgage loan	—	—	—	(9)	—	140,250
Mortgage loan	—	—	—	(10)	—	150,000
	19				531,317	528,622
Deferred financing costs, net					(4,232)	(433)
Total mortgage loans, net					$527,085	$528,189

(1)	Interest rate at September 30, 2019 gives effect to interest rate hedges.

(2)	The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.

(3)	Includes $0.5 million and $0.6 million at September 30, 2019 and December 31, 2018, respectively, related to a fair value adjustment on a mortgage loan.

(4)	Includes $1.5 million and $1.9 million at September 30, 2019 and December 31, 2018, respectively, related to fair value adjustments on the mortgage loans.

(5)	Includes $0.5 million and $0.6 million at September 30, 2019 and December 31, 2018, respectively, related to a fair value adjustment on the mortgage loan.

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

Certain mortgage agreements are subject to customary financial covenants. The Company was in compliance with all financial covenants at September 30, 2019 and December 31, 2018.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Senior Notes	$5,954	$5,954	$17,842	$22,485
Revolver and Term Loans	10,805	11,042	31,795	33,428
Mortgage loans	5,001	6,753	15,575	20,171
Amortization of deferred financing costs	1,116	880	3,018	2,688
Undesignated interest rate swaps	457	—	402	—
Total interest expense	$23,333	$24,629	$68,632	$78,772

8.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Swap-cash flow	2.02%	March 2019	$—	$125,000	$—	$148
Swap-cash flow	1.94%	March 2019	—	100,000	—	136
Swap-cash flow	1.27%	March 2019	—	125,000	—	447
Swap-cash flow	1.96%	March 2019	—	100,000	—	153
Swap-cash flow	1.85%	March 2019	—	50,000	—	93
Swap-cash flow	1.81%	March 2019	—	50,000	—	99
Swap-cash flow	1.74%	March 2019	—	25,000	—	54
Swap-cash flow (1)	1.80%	September 2020	—	30,855	—	370
Swap-cash flow (1)	1.80%	September 2020	—	76,670	—	919
Swap-cash flow (1)	1.80%	September 2020	—	32,725	—	392
Swap-cash flow (1)	1.81%	October 2020	—	143,000	—	1,808
Swap-cash flow	1.15%	April 2021	100,000	100,000	674	3,072
Swap-cash flow	1.20%	April 2021	100,000	100,000	590	2,955
Swap-cash flow	2.15%	April 2021	75,000	75,000	(725)	539
Swap-cash flow	1.91%	April 2021	75,000	75,000	(427)	967
Swap-cash flow	1.61%	June 2021	50,000	50,000	(76)	1,057
Swap-cash flow	1.56%	June 2021	50,000	50,000	(24)	1,129
Swap-cash flow	1.71%	June 2021	50,000	50,000	(165)	934
Swap-cash flow	2.29%	December 2022	200,000	200,000	(5,779)	938
Swap-cash flow	2.29%	December 2022	125,000	125,000	(3,603)	607
Swap-cash flow	2.38%	December 2022	200,000	200,000	(6,392)	259
Swap-cash flow	2.38%	December 2022	100,000	100,000	(3,193)	139
Swap-cash flow (2)	2.75%	November 2023	100,000	100,000	(4,307)	(1,020)
Swap-cash flow (3)	2.51%	December 2023	75,000	—	(2,680)	—
Swap-cash flow (3)	2.39%	December 2023	75,000	—	(2,417)	—
Swap-cash flow	1.35%	September 2021	49,000	—	155	—
Swap-cash flow	1.28%	September 2022	100,000	—	426	—
Swap-cash flow (4)	1.24%	September 2025	150,000	—	428	—
			$1,674,000	$2,083,250	$(27,515)	$16,195

(1)
During the nine months ended September 30, 2019, the Company discontinued accounting for these interest rate swaps as cash flow hedges because the hedged forecasted transactions were no longer probable of occurring as a result of debt paydowns in March and April 2019. Therefore, the Company reclassified approximately $2.3 million of the unrealized gains included in accumulated other comprehensive (loss) income to interest expense in the consolidated statements of operations and comprehensive income.

(2)	Effective in November 2020.

(3)	Effective in January 2021.

(4)	Effective in September 2021.

The following interest rate swaps have not been designated as hedging instruments (in thousands):

			Notional value at		Fair value at
Derivative type	Interest rate	Maturity	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Interest rate swap (1)	1.80%	September 2020	$30,360	$—	$(34)	$—
Interest rate swap (1)	1.80%	September 2020	75,440	—	(85)	—
Interest rate swap (1)	1.80%	September 2020	32,200	—	(36)	—
Interest rate swap (1)	1.81%	October 2020	143,000	—	(247)	—
			$281,000	$—	$(402)	$—

(1)
During the nine months ended September 30, 2019, the Company discontinued accounting for these interest rate swaps as cash flow hedges. The Company recognized all changes in the fair value of these interest rate swaps in interest expense in the consolidated statements of operations and comprehensive income.

As of September 30, 2019 and December 31, 2018, the aggregate fair value of the interest rate swap assets of $2.3 million and $17.2 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the aggregate fair value of the interest rate swap liabilities of $30.2 million and $1.0 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of September 30, 2019, there was approximately $27.5 million of unrealized losses included in accumulated other comprehensive (loss) income related to interest rate hedges that are effective in offsetting the variable cash flows. As of December 31, 2018, there was approximately $16.2 million of unrealized gains included in accumulated other comprehensive (loss) income related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the three or nine month periods ended September 30, 2019 or 2018. For the three and nine months ended September 30, 2019, approximately $1.1 million and $5.6 million, respectively, of the amounts included in accumulated other comprehensive (loss) income were reclassified into interest expense for the interest rate swaps that have been designated as cash flow hedges. For the three and nine months ended September 30, 2018, approximately $1.4 million and $1.7 million, respectively, of the amounts included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps that have been designated as cash flow hedges. Approximately $3.1 million of the unrealized losses included in accumulated other comprehensive (loss) income at September 30, 2019 is expected to be reclassified into interest expense within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$501,778	$540,618	$505,322	$492,554
Revolver and Term Loans, net	1,170,438	1,176,459	1,169,165	1,175,000
Mortgage loans, net	527,085	537,225	528,189	528,404
Debt, net	$2,199,301	$2,254,302	$2,202,676	$2,195,958

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 (in thousands):

	Fair Value at September 30, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$2,273	$—	$2,273
Interest rate swap liability	—	(30,190)	—	(30,190)
Total	$—	$(27,917)	$—	$(27,917)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$17,215	$—	$17,215
Interest rate swap liability	—	(1,020)	—	(1,020)
Total	$—	$16,195	$—	$16,195

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of September 30, 2019 and December 31, 2018.

11.       Commitments and Contingencies

Leases

As of September 30, 2019, 12 of the Company's hotel properties were subject to ground leases that cover the land underlying the respective hotels. The ground leases are classified as operating leases. During the three months ended September 30, 2019, the total ground lease expense was $4.0 million, which consisted of $2.9 million of fixed lease expense and $1.1 million of variable lease expense. During the nine months ended September 30, 2019, the total ground lease expense was $11.8 million, which consisted of $8.7 million of fixed lease expense and $3.1 million of variable lease expense. The ground lease expense is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive income.

The Residence Inn Chicago Oak Brook is subject to a ground lease with an initial term expiring in 2100. After the initial term, the Company may extend the ground lease for an additional term of 99 years. The ground lease expense was de minimis for the three and nine months ended September 30, 2019. The Company sold the Residence Inn Chicago Oak Brook on June 25, 2019.

The Marriott Louisville Downtown is subject to a ground lease with an initial term expiring in 2053. After the initial term, the ground lease may be extended for up to four additional 25 year terms at the Company's option. The ground lease expense was de minimis for the three and nine months ended September 30, 2019.

The Courtyard Austin Downtown Convention Center and Residence Inn Austin Downtown Convention Center are subject to a ground lease with a term expiring in 2100. For the three and nine months ended September 30, 2019, the ground lease expense was $0.2 million and $0.6 million, respectively.

The Hilton Garden Inn Bloomington is subject to a ground lease with an initial term expiring in 2053. After the initial term, the ground lease automatically extends for up to five additional 10 year terms unless certain conditions are met. The ground lease expense was de minimis for the three and nine months ended September 30, 2019. The Company sold the Hilton Garden Inn Bloomington on June 25, 2019.

A portion of the site of the Courtyard Charleston Historic District is subject to a ground lease with a term expiring in 2096. For the three and nine months ended September 30, 2019, the ground lease expense was $0.3 million and $0.8 million, respectively.

The Courtyard Waikiki Beach is subject to a ground lease with a term expiring in 2112.  For the three and nine months ended September 30, 2019, the ground lease expense was $0.9 million and $2.7 million, respectively.

A portion of the site of the Residence Inn Palo Alto Los Altos is subject to a ground lease with a term expiring in 2033. The ground lease expense was de minimis for the three and nine months ended September 30, 2019.

The DoubleTree Suites by Hilton Orlando Lake Buena Vista is subject to a ground lease with an initial term expiring in 2032. After the initial term, the Company may extend the ground lease for an additional term of 25 years to 2057. For the three and nine months ended September 30, 2019, the ground lease expense was $0.2 million and $0.6 million, respectively.

The Embassy Suites San Francisco Airport Waterfront is subject to a ground lease with a term expiring in 2059. For the three and nine months ended September 30, 2019, the ground lease expense was $0.6 million and $1.8 million, respectively.

The Wyndham Boston Beacon Hill is subject to a ground lease with a term expiring in 2028. For the three and nine months ended September 30, 2019, the ground lease expense was $0.3 million and $0.7 million, respectively.

The Wyndham New Orleans French Quarter is subject to a ground lease with a term expiring in 2065. For the three and nine months ended September 30, 2019, the ground lease expense was $0.1 million and $0.4 million, respectively.

The Wyndham Pittsburgh University Center is subject to a ground lease with an initial term expiring in 2038. After the initial term, the Company may extend the ground lease for up to five additional nine year renewal terms to 2083. For the three and nine months ended September 30, 2019, the ground lease expense was $0.2 million and $0.5 million, respectively.

The Wyndham San Diego Bayside is subject to a ground lease with a term expiring in 2029. For the three and nine months ended September 30, 2019, the ground lease expense was $1.3 million and $3.7 million, respectively.

The future lease payments for the Company's operating leases were as follows (in thousands):

	September 30, 2019	December 31, 2018
2019	$2,778	$11,200
2020	11,141	11,257
2021	11,735	11,840
2022	10,124	10,218
2023	10,188	10,283
Thereafter	554,415	557,647
Total future lease payments	600,381	$612,445
Imputed interest	(478,598)
Lease liabilities	$121,783

The following table presents certain information related to the Company's operating leases as of September 30, 2019:

Weighted average remaining lease term	63 years
Weighted average discount rate (1)	7.06%

(1)	Upon adoption of the new lease accounting standard, the discount rates used for the Company's operating leases were determined at January 1, 2019.

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment ("FF&E")) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of September 30, 2019 and December 31, 2018, approximately $48.6 million and $64.7 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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

Management Agreements

As of September 30, 2019, 108 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years. This number includes 37 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or Wyndham. Each management company receives a base management fee generally between 2.0% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee generally between 3.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2019, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $9.0 million and $36.8 million, respectively. For the three and nine months ended September 30, 2018, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $14.7 million and $45.7 million, respectively.

The Wyndham management agreements guarantee minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10 year term to December 31, 2022, subject to an aggregate $100.0 million limit over the term and an annual $21.5 million limit. The Company recognizes the pro-rata portion of the projected aggregate full-year guaranties as a reduction of the contractual management and other fees. In September 2019, the Company entered into an agreement with Wyndham to terminate the management agreements and the related net operating income guarantee effective December 31, 2019. The Company has the option to enter into transitional franchise and/or management agreements effective January 1, 2020 through December 31, 2020, with an extension option through December 31, 2021. The Company will receive a lump sum termination payment from Wyndham of $35.0 million within 60 days of December 31, 2019. Wyndham will also forgive the $4.6 million remaining balance of a key money loan. The Company will recognize the $35.0 million termination payment and $4.6 million key money loan forgiveness over the estimated term of the transitional agreements beginning January 1, 2020 as a reduction to management fee expense in the consolidated statements of operations and comprehensive income.

Franchise Agreements

As of September 30, 2019, 70 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes 37 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or Wyndham. In addition, one hotel is not operated with a hotel brand so it does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, generally between 4.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs generally between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of generally 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2019, the Company incurred franchise fee expense of approximately $17.4 million and $59.6 million, respectively. For the three and nine months ended September 30, 2018, the Company incurred franchise fee expense of approximately $20.2 million and $62.1 million, respectively.

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

On February 15, 2019, the Company's board of trustees approved a new share repurchase program to acquire up to $250.0 million of common shares from March 1, 2019 to February 28, 2020 (the "2019 Share Repurchase Program"). During the nine months ended September 30, 2019, the Company repurchased and retired 3,836,582 common shares for approximately $65.6 million, of which $10.3 million was repurchased under the 2015 Share Repurchase Program and $55.3 million was repurchased under the 2019 Share Repurchase Program. As of September 30, 2019, the 2019 Share Repurchase Program had a remaining capacity of $194.7 million.

During the nine months ended September 30, 2019 and 2018, the Company declared a cash dividend of $0.33 per Common Share in each of the first, second, and third quarters of 2019 and 2018.

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

During the nine months ended September 30, 2019 and 2018, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first, second, and third quarters of 2019 and 2018.

Noncontrolling Interest in Consolidated Joint Ventures

The Company consolidates the joint venture that owns the DoubleTree Metropolitan Hotel New York City, which has a third-party partner that owns a noncontrolling 1.7% ownership interest in the joint venture. In addition, the Company consolidates the joint venture that owns The Knickerbocker, which has a third-party partner that owns a noncontrolling 5% ownership interest in the joint venture. Lastly, the Company owns a controlling financial interest in the operating lessee of the Embassy Suites Secaucus Meadowlands, which has a third-party partner that owns a noncontrolling 49% ownership interest in the joint venture. The third-party ownership interests are included in the noncontrolling interest in consolidated joint ventures on the consolidated balance sheets.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of September 30, 2019, 772,743 outstanding OP Units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of September 30, 2019 is as follows:

	2019
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	740,792	$21.89
Granted (1)	530,436	18.69
Vested	(228,738)	22.04
Forfeited	(8,060)	21.25
Unvested at September 30, 2019	1,034,430	$20.22

(1)	During the nine months ended September 30, 2019, the Company issued restricted shares to officers and employees that vest on an annual basis over service periods between 2 and 4 years.

For the three and nine months ended September 30, 2019, the Company recognized approximately $2.2 million and $6.5 million, respectively, of share-based compensation expense related to restricted share awards. For the three and nine months ended September 30, 2018, the Company recognized approximately $3.8 million and $8.1 million, respectively, of share-based compensation expense related to restricted share awards. As of September 30, 2019, there was $16.5 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.4 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the nine months ended September 30, 2019 and 2018 was approximately $4.1 million and $7.7 million, respectively.

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

For the three and nine months ended September 30, 2019, the Company recognized approximately $0.7 million and $2.2 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and nine months ended September 30, 2018, the Company recognized approximately $0.2 million and $1.6 million, respectively, of share-based compensation expense related to the performance unit awards. As of September 30, 2019, there was $5.9 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.5 years.

As of September 30, 2019, there were 2,458,780 common shares available for future grant under the 2015 Plan.

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

The limited partners’ outstanding OP Units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and nine months ended September 30, 2019 and 2018, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to RLJ	$32,463	$73,975	$93,160	$161,378
Less: Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Less: Dividends paid on unvested restricted shares	(342)	(274)	(1,032)	(937)
Less: Undistributed earnings attributable to unvested restricted shares	—	(46)	—	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$25,842	$67,376	$73,292	$141,605

Denominator:
Weighted-average number of common shares - basic	170,495,699	174,326,198	171,976,429	174,253,393
Unvested restricted shares	105,088	129,075	90,044	109,523
Unvested performance units	—	24,068	—	2,185
Weighted-average number of common shares - diluted	170,600,787	174,479,341	172,066,473	174,365,101

Net income per share attributable to common shareholders - basic	$0.15	$0.39	$0.43	$0.81

Net income per share attributable to common shareholders - diluted	$0.15	$0.39	$0.43	$0.81

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$845,882	$425,384
Restricted cash reserves	48,610	78,113
Cash, cash equivalents, and restricted cash reserves	$894,492	$503,497

Interest paid	$63,586	$84,377

Income taxes paid	$2,520	$1,902

Operating cash flow lease payments for operating leases	$11,505

Supplemental investing and financing transactions
In connection with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$640,681	$456,600
Transaction costs	(9,224)	(8,432)
Operating prorations	(7,882)	(431)
Proceeds from the sale of hotel properties, net	$623,575	$447,737

Supplemental non-cash transactions
Accrued capital expenditures	$6,857	$5,879

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

As we look at factors that could impact our business, we find that the consumer is generally in good financial health, job creation remains positive, and an increase in wages is adding to consumers' disposable income. While economic growth is showing signs of moderation and geopolitical uncertainty has increased due to trade wars, we remain cautiously optimistic that positive employment trends and high consumer confidence will continue to drive moderate economic expansion in the U.S. and generate positive lodging demand and RevPAR growth for the industry. As it relates to operating expenses, our industry continues to face cost pressures in a tight labor market.

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

As of September 30, 2019, we owned 109 hotel properties with approximately 23,400 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 105 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 107 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 108 of the 109 hotel properties to our taxable REIT subsidiaries ("TRS"), of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of September 30, 2019, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the Operating Partnership ("OP units").

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

•	In August 2019, we sold 18 non-core hotel properties for a total sales price of approximately $175.4 million.

•	In September 2019, we sold a hotel property for a total sales price of approximately $12.7 million.

•
During the nine months ended September 30, 2019, we repurchased and retired 3.8 million common shares for approximately $65.6 million at an average price per share of $17.11. As of September 30, 2019, we had $194.7 million of remaining capacity under the share repurchase program.

•	We declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first, second, and third quarters of 2019.

•	We declared a cash dividend of $0.33 per common share in each of the first, second, and third quarters of 2019.

•	In September 2019, we entered into an agreement with Wyndham to terminate their management agreements and the related net operating income guarantee effective December 31, 2019.

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

Results of Operations

At September 30, 2019 and 2018, we owned 109 and 152 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2019 and 2018.  The non-comparable hotel properties include 49 dispositions that were completed between January 1, 2018 and September 30, 2019.

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018

	For the three months ended September 30,
	2019	2018	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$314,195	$377,237	$(63,042)	(16.7)%
Food and beverage revenue	39,447	47,211	(7,764)	(16.4)%
Other revenue	17,482	22,594	(5,112)	(22.6)%
Total revenues	371,124	447,042	(75,918)	(17.0)%
Expenses
Operating expenses
Room expense	80,650	95,161	(14,511)	(15.2)%
Food and beverage expense	31,425	37,780	(6,355)	(16.8)%
Management and franchise fee expense	26,432	34,838	(8,406)	(24.1)%
Other operating expense	90,048	105,646	(15,598)	(14.8)%
Total property operating expenses	228,555	273,425	(44,870)	(16.4)%
Depreciation and amortization	49,295	60,373	(11,078)	(18.3)%
Property tax, insurance and other	28,798	34,382	(5,584)	(16.2)%
General and administrative	11,262	11,622	(360)	(3.1)%
Transaction costs	(211)	261	(472)	—%
Total operating expenses	317,699	380,063	(62,364)	(16.4)%
Operating income	53,425	66,979	(13,554)	(20.2)%
Other income	315	856	(541)	(63.2)%
Interest income	2,691	1,149	1,542	—%
Interest expense	(23,333)	(24,629)	1,296	(5.3)%
(Loss) gain on sale of hotel properties, net	(1,037)	35,895	(36,932)	—%
Loss on extinguishment of indebtedness, net	—	(1,656)	1,656	(100.0)%
Income before equity in (loss) income from unconsolidated joint ventures	32,061	78,594	(46,533)	(59.2)%
Equity in (loss) income from unconsolidated joint ventures	(135)	219	(354)	—%
Income before income tax expense	31,926	78,813	(46,887)	(59.5)%
Income tax benefit (expense)	529	(4,156)	4,685	—%
Net income	32,455	74,657	(42,202)	(56.5)%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	104	(9)	113	—%
Noncontrolling interest in the Operating Partnership	(96)	(299)	203	(67.9)%
Preferred distributions - consolidated joint venture	—	(374)	374	(100.0)%
Net income attributable to RLJ	32,463	73,975	(41,512)	(56.1)%
Preferred dividends	(6,279)	(6,279)	—	—%
Net income attributable to common shareholders	$26,184	$67,696	$(41,512)	(61.3)%

Revenues

Total revenues decreased $75.9 million, or 17.0%, to $371.1 million for the three months ended September 30, 2019 from $447.0 million for the three months ended September 30, 2018. The decrease was the result of a $63.0 million decrease in room revenue, a $7.8 million decrease in food and beverage revenue, and a $5.1 million decrease in other revenue.

Room Revenue

Room revenue decreased $63.0 million, or 16.7%, to $314.2 million for the three months ended September 30, 2019 from $377.2 million for the three months ended September 30, 2018.  The decrease was the result of a $62.3 million decrease in room revenue attributable to the non-comparable properties and a $0.7 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 0.3% decrease in RevPAR, led by RevPAR decreases in our South Florida and Northern California markets of 7.1% and 3.2%, respectively, which were partially offset by RevPAR increases in our Louisville and Austin markets of 43.3% and 11.1%, respectively.

The following are the quarter-to-date key hotel operating statistics for the comparable properties owned at September 30, 2019 and 2018, respectively:

	For the three months ended September 30,
	2019	2018	% Change
Occupancy	80.8%	80.4%	0.5%
ADR	$176.93	$178.29	(0.8)%
RevPAR	$143.05	$143.42	(0.3)%

Food and Beverage Revenue

Food and beverage revenue decreased $7.8 million to $39.4 million for the three months ended September 30, 2019 from $47.2 million for the three months ended September 30, 2018. The decrease was the result of a $9.5 million decrease in food and beverage revenue attributable to the non-comparable properties, partially offset by a $1.7 million increase in food and beverage revenue attributable to the comparable properties. The increase in food and beverage revenue attributable to the comparable properties included increases in our Louisville and Northern California markets of $1.2 million and $0.5 million, respectively.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, golf, pool and other resort fees, gift shop sales and other guest service fees, decreased $5.1 million to $17.5 million for the three months ended September 30, 2019 from $22.6 million for the three months ended September 30, 2018.  The decrease was due to a $6.4 million decrease in other revenue attributable to the non-comparable properties, partially offset by a $1.3 million increase in other revenue attributable to the comparable properties, including an increase in parking and resort fee revenue.

Property Operating Expenses

Property operating expenses decreased $44.9 million, or 16.4%, to $228.6 million for the three months ended September 30, 2019 from $273.4 million for the three months ended September 30, 2018. The decrease was due to a $47.9 million decrease in property operating expenses attributable to the non-comparable properties, partially offset by a $3.1 million increase in property operating expenses attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at September 30, 2019 and 2018, respectively, were as follows (in thousands):

	For the three months ended September 30,
	2019	2018	$ Change	% Change
Room expense	$78,212	$78,303	$(91)	(0.1)%
Food and beverage expense	31,241	30,038	1,203	4.0%
Management and franchise fee expense	25,297	27,230	(1,933)	(7.1)%
Other operating expense	86,886	83,015	3,871	4.7%
Total property operating expenses	$221,636	$218,586	$3,050	1.4%

The increase in property operating expenses attributable to the comparable properties was due to an increase in food and beverage expense and other operating expense, partially offset by a decrease in management and franchise fee expense. Food and beverage expense increased primarily as a result of higher labor costs. Other operating expense increased due to higher labor costs, administrative and general expense, sales and marketing expense and repairs and maintenance expense. Management and franchise fee expense decreased primarily as a result of an increase in the amount recognized under the Wyndham net operating income guarantee during the three months ended September 30, 2019.

Depreciation and Amortization

Depreciation and amortization expense decreased $11.1 million, or 18.3%, to $49.3 million for the three months ended September 30, 2019 from $60.4 million for the three months ended September 30, 2018. The decrease was a result of a $10.7 million decrease in depreciation and amortization expense attributable to the non-comparable properties and a $0.4 million decrease in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $5.6 million, or 16.2%, to $28.8 million for the three months ended September 30, 2019 from $34.4 million for the three months ended September 30, 2018.  The decrease was attributable to a $5.8 million decrease in property tax, insurance and other expense attributable to the non-comparable properties, partially offset by a $0.2 million increase in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense decreased $0.4 million, or 3.1%, to $11.3 million for the three months ended September 30, 2019 from $11.6 million for the three months ended September 30, 2018.  The decrease was attributable to the increased costs arising from the accelerated vesting of restricted share awards during the three months ended September 30, 2018 as a result of the Company's former President and Chief Executive Officer retiring in August 2018, partially offset by employee tax credits received during the three months ended September 30, 2018 that were not received during three months ended September 30, 2019.

Interest Expense

The components of our interest expense for the three months ended September 30, 2019 and 2018 were as follows (in thousands):

	For the three months ended September 30,
	2019	2018	$ Change	% Change
Senior Notes	$5,954	$5,954	$—	—%
Revolver and Term Loans	10,805	11,042	(237)	(2.1)%
Mortgage loans	5,001	6,753	(1,752)	(25.9)%
Amortization of deferred financing costs	1,116	880	236	26.8%
Undesignated interest rate swaps	457	—	457	100.0%
Total interest expense	$23,333	$24,629	$(1,296)	(5.3)%

Interest expense decreased $1.3 million, or 5.3%, to $23.3 million for the three months ended September 30, 2019 from $24.6 million for the three months ended September 30, 2018.  The decrease in interest expense was primarily due to the repayment of an $85.0 million mortgage loan in November 2018, the lower average outstanding borrowings under the Revolver, and the impact of three refinancing transactions in April 2019.

Loss on Extinguishment of Indebtedness

During the three months ended September 30, 2018, the Company recognized a loss on extinguishment of indebtedness of approximately $1.7 million, which was due to the early payoff of a mortgage loan that encumbered a hotel property sold during the three months ended September 30, 2018. There was no gain or loss on extinguishment of indebtedness during the three months ended September 30, 2019.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. The Company's effective tax rates were (1.7)% and 5.3% for the three months ended September 30, 2019 and 2018, respectively. Income tax expense decreased $4.7 million for a benefit of $0.5 million for the three months ended September 30, 2019, compared to a $4.2 million expense for the three months ended September 30, 2018.

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018

	For the nine months ended September 30,
	2019	2018	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$1,030,722	$1,138,115	$(107,393)	(9.4)%
Food and beverage revenue	133,151	157,850	(24,699)	(15.6)%
Other revenue	55,245	65,362	(10,117)	(15.5)%
Total revenues	1,219,118	1,361,327	(142,209)	(10.4)%
Expenses
Operating expenses
Room expense	253,736	279,589	(25,853)	(9.2)%
Food and beverage expense	101,544	121,450	(19,906)	(16.4)%
Management and franchise fee expense	96,376	107,766	(11,390)	(10.6)%
Other operating expense	288,761	320,325	(31,564)	(9.9)%
Total property operating expenses	740,417	829,130	(88,713)	(10.7)%
Depreciation and amortization	162,654	183,429	(20,775)	(11.3)%
Property tax, insurance and other	90,595	104,418	(13,823)	(13.2)%
General and administrative	34,187	38,059	(3,872)	(10.2)%
Transaction costs	773	2,181	(1,408)	(64.6)%
Total operating expenses	1,028,626	1,157,217	(128,591)	(11.1)%
Other income	939	2,514	(1,575)	(62.6)%
Interest income	4,935	3,339	1,596	47.8%
Interest expense	(68,632)	(78,772)	10,140	(12.9)%
(Loss) gain on sale of hotel properties, net	(25,872)	32,957	(58,829)	—%
Gain on extinguishment of indebtedness, net	—	6,010	(6,010)	(100.0)%
Income before equity in (loss) income from unconsolidated joint ventures	101,862	170,158	(68,296)	(40.1)%
Equity in (loss) income from unconsolidated joint ventures	(2,919)	637	(3,556)	—%
Income before income tax expense	98,943	170,795	(71,852)	(42.1)%
Income tax expense	(4,475)	(7,852)	3,377	(43.0)%
Net income	94,468	162,943	(68,475)	(42.0)%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	360	170	190	—%
Noncontrolling interest in the Operating Partnership	(329)	(626)	297	(47.4)%
Preferred distributions - consolidated joint venture	(186)	(1,109)	923	(83.2)%
Redemption of preferred equity - consolidated joint venture	(1,153)	—	(1,153)
Net income attributable to RLJ	93,160	161,378	(68,218)	(42.3)%
Preferred dividends	(18,836)	(18,836)	—	—%
Net income attributable to common shareholders	$74,324	$142,542	$(68,218)	(47.9)%

Revenues

Total revenues decreased $142.2 million, or 10.4%, to $1.2 billion for the nine months ended September 30, 2019 from $1.4 billion for the nine months ended September 30, 2018. The decrease was the result of a $107.4 million decrease in room revenue, a $24.7 million decrease in food and beverage revenue and a $10.1 million decrease in other revenue.

Room Revenue

Room revenue decreased $107.4 million, or 9.4%, to $1.0 billion for the nine months ended September 30, 2019 from $1.1 billion for the nine months ended September 30, 2018.  The decrease was the result of a $117.7 million decrease in room revenue attributable to the non-comparable properties, partially offset by a $10.3 million increase in room revenue attributable to the comparable properties. The increase in room revenue from the comparable properties was attributable to a 1.1% increase in RevPAR, led by RevPAR increases in our Louisville, Austin, and Northern California markets of 27.5%, 5.9%, and 5.8%, respectively, which were partially offset by RevPAR decreases in our South Florida and Houston markets of 4.3% and 3.4%, respectively.

The following are the year-to-date key hotel operating statistics for the comparable properties owned at September 30, 2019 and 2018, respectively:

	For the nine months ended September 30,
	2019	2018	% Change
Occupancy	80.0%	79.7%	0.4%
ADR	$182.94	$181.68	0.7%
RevPAR	$146.39	$144.78	1.1%

Food and Beverage Revenue

Food and beverage revenue decreased $24.7 million, or 15.6%, to $133.2 million for the nine months ended September 30, 2019 from $157.9 million for the nine months ended September 30, 2018. The decrease was the result of a $29.0 million decrease in food and beverage revenue attributable to the non-comparable properties, partially offset by a $4.3 million increase in food and beverage revenue attributable to the comparable properties. The increase in food and beverage revenue attributable to the comparable properties included increases in our Louisville and Northern California markets of $2.4 million and $1.9 million, respectively.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, decreased $10.1 million, or 15.5%, to $55.2 million for the nine months ended September 30, 2019 from $65.4 million for the nine months ended September 30, 2018.  The decrease was due to a $14.3 million decrease in other revenue attributable to the non-comparable properties, partially offset by a $4.1 million increase in other revenue attributable to the comparable properties, including an increase in parking and resort fee revenue.

Property Operating Expenses

Property operating expenses decreased $88.7 million, or 10.7%, to $740.4 million for the nine months ended September 30, 2019 from $829.1 million for the nine months ended September 30, 2018. The decrease was due to a $103.7 million decrease in property operating expenses attributable to the non-comparable properties, partially offset by a $15.0 million increase in property operating expenses attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at September 30, 2019 and 2018, respectively, were as follows (in thousands):

	For the nine months ended September 30,
	2019	2018	$ Change	% Change
Room expense	$230,365	$227,373	$2,992	1.3%
Food and beverage expense	94,431	92,407	2,024	2.2%
Management and franchise fee expense	83,825	83,378	447	0.5%
Other operating expense	256,407	246,840	9,567	3.9%
Total property operating expenses	$665,028	$649,998	$15,030	2.3%

The increase in property operating expenses attributable to the comparable properties was due to an increase in room expense, food and beverage expense, and other operating expense. Room expense and food and beverage expense increased primarily as a result of higher labor costs. Other operating expense increased due to higher labor costs, administrative and general expense, sales and marketing expense and repairs and maintenance expense.

Depreciation and Amortization

Depreciation and amortization expense decreased $20.8 million, or 11.3%, to $162.7 million for the nine months ended September 30, 2019 from $183.4 million for the nine months ended September 30, 2018. The decrease was a result of a $23.4 million decrease in depreciation and amortization expense attributable to the non-comparable properties, partially offset by a $2.6 million increase in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $13.8 million, or 13.2%, to $90.6 million for the nine months ended September 30, 2019 from $104.4 million for the nine months ended September 30, 2018.  The decrease was attributable to a $13.0 million decrease in property tax, insurance and other expense attributable to the non-comparable properties and a $0.8 million decrease in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense decreased $3.9 million, or 10.2%, to $34.2 million for the nine months ended September 30, 2019 from $38.1 million for the nine months ended September 30, 2018. The decrease was attributable to increased costs related to activity by an activist shareholder during the nine months ended September 30, 2018 and the accelerated vesting of restricted share awards during the nine months ended September 30, 2018 as a result of the Company's former President and Chief Executive Officer retiring in August 2018, partially offset by employee tax credits received during the nine months ended September 30, 2018 that were not received during nine months ended September 30, 2019.

Transaction Costs

Transaction costs decreased $1.4 million, or 64.6%, to $0.8 million for the nine months ended September 30, 2019 from $2.2 million for the nine months ended September 30, 2018. The decrease in transaction costs was primarily attributable to transaction and integration costs during the nine months ended September 30, 2018 related to the merger with FelCor. There were no such costs incurred during the nine months ended September 30, 2019.

Interest Expense

The components of our interest expense for the nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	For the nine months ended September 30,
	2019	2018	$ Change	% Change
Senior Notes	$17,842	$22,485	$(4,643)	(20.6)%
Revolver and Term Loans	31,795	33,428	(1,633)	(4.9)%
Mortgage loans	15,575	20,171	(4,596)	(22.8)%
Amortization of deferred financing costs	3,018	2,688	330	12.3%
Undesignated interest rate swaps	402	—	402	100.0%
Total interest expense	$68,632	$78,772	$(10,140)	(12.9)%

Interest expense decreased $10.1 million to $68.6 million for the nine months ended September 30, 2019 from $78.8 million for the nine months ended September 30, 2018.  The decrease in interest expense was primarily due to the redemption of the 5.625% Senior Secured Notes due 2023 (the "senior secured notes") in March 2018, the repayment of an $85.0 million mortgage loan in November 2018, the lower average outstanding borrowings under the Revolver and the impact of three refinancing transactions during the nine months ended September 30, 2019.

Gain on Extinguishment of Indebtedness, net

During the nine months ended September 30, 2018, the Company recognized a net gain on extinguishment of indebtedness of approximately $6.0 million. In March 2018, the Company recognized a $7.7 million gain on extinguishment of indebtedness, which was due to the early redemption of the senior secured notes. The gain on extinguishment of indebtedness related to the early redemption of the senior secured notes excludes $5.1 million related to two hotel properties that were sold during the nine months ended September 30, 2018, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income. In July 2018, the Company recognized a $1.7 million loss on extinguishment of indebtedness, which was due to the early payoff of a mortgage loan that encumbered a hotel property that was sold during the nine months ended September 30, 2018. There was no gain or loss on extinguishment of indebtedness during the nine months ended September 30, 2019.

Equity in (Loss) Income from Unconsolidated Joint Ventures

Equity in (loss) income from unconsolidated joint ventures decreased $3.6 million to a loss of $2.9 million for the nine months ended September 30, 2019 from income of $0.6 million for the nine months ended September 30, 2018. The decrease is primarily attributable to a loss of $2.9 million related to the sale of certain assets by unconsolidated joint ventures associated with two resort hotel properties owned by the Company in Myrtle Beach, SC.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. The Company's effective tax rates were 4.5% and 4.6% for the nine months ended September 30, 2019 and 2018, respectively. Income tax expense decreased $3.4 million, or 43.0%, to $4.5 million for the nine months ended September 30, 2019 from $7.9 million for the nine months ended September 30, 2018.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income	$32,455	$74,657	$94,468	$162,943
Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Preferred distributions - consolidated joint venture	—	(374)	(186)	(1,109)
Redemption of preferred equity - consolidated joint venture	—	—	(1,153)	—
Depreciation and amortization	49,295	60,373	162,654	183,429
Loss (gain) on sale of hotel properties, net	1,037	(35,895)	25,872	(32,957)
Noncontrolling interest in consolidated joint ventures	104	(9)	360	170
Adjustments related to consolidated joint ventures (1)	(75)	(78)	(224)	(233)
Adjustments related to unconsolidated joint ventures (2)	504	661	4,733	1,998
FFO	77,041	93,056	267,688	295,405
Transaction costs	(211)	261	773	2,181
Loss (gain) on extinguishment of indebtedness, net	—	1,656	—	(6,010)
Amortization of share-based compensation	2,948	4,036	8,708	9,722
Non-cash income tax (benefit) expense	(1,102)	3,217	2,950	6,171
Other expenses (income) (3)	508	(839)	896	3,330
Adjusted FFO	$79,184	$101,387	$281,015	$310,799

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint ventures.

(2)	Includes our ownership interest in the depreciation and amortization expense and loss on sale of the unconsolidated joint ventures.

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

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income	$32,455	$74,657	$94,468	$162,943
Depreciation and amortization	49,295	60,373	162,654	183,429
Interest expense, net of interest income	20,642	23,479	63,697	75,433
Income tax (benefit) expense	(529)	4,156	4,475	7,852
Adjustments related to unconsolidated joint ventures (1)	628	788	2,182	2,379
EBITDA	102,491	163,453	327,476	432,036
Loss (gain) on sale of hotel properties, net	1,037	(35,895)	25,872	(32,957)
Loss on sale of unconsolidated joint ventures (2)	—	—	2,923	—
EBITDAre	103,528	127,558	356,271	399,079
Transaction costs	(211)	261	773	2,181
Loss (gain) on extinguishment of indebtedness, net	—	1,656	—	(6,010)
Amortization of share-based compensation	2,948	4,036	8,708	9,722
Other expenses (income) (3)	40	(839)	484	3,330
Adjusted EBITDA	$106,305	$132,672	$366,236	$408,302

(1)	Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint ventures.

(2)	Includes our ownership interest in the loss on sale of the unconsolidated joint ventures associated with two resort hotel properties owned by the Company in Myrtle Beach, SC.

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

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances, short-term borrowings under our Revolver, which was undrawn at September 30, 2019, and proceeds from the sale of hotel properties.

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

Sources and Uses of Cash

As of September 30, 2019, we had $894.5 million of cash, cash equivalents and restricted cash reserves as compared to $384.8 million at December 31, 2018.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $305.6 million and $313.5 million for the nine months ended September 30, 2019 and 2018, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the nine months ended September 30, 2019 and 2018.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $507.5 million for the nine months ended September 30, 2019 primarily due to $623.6 million of net cash proceeds from the sale of 42 hotel properties, partially offset by $117.9 million in routine capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $303.4 million for the nine months ended September 30, 2018 primarily due to $447.7 million of net cash proceeds from the sale of hotel properties, partially offset by $144.3 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $303.4 million for the nine months ended September 30, 2019 primarily due to a payment of $374.5 million to repay a mortgage loan, $191.7 million in distributions to shareholders and unitholders, a payment of $45.6 million to redeem the preferred equity in a consolidated joint venture, $65.6 million paid to repurchase common shares under a share repurchase program, $4.7 million in deferred financing cost payments and $3.2 million in scheduled mortgage loan principal payments. The net cash flow used in financing activities was partially offset by $381.0 million in proceeds from the mortgage loans.

The net cash flow used in financing activities totaled $772.5 million for the nine months ended September 30, 2018 primarily due to a payment of $539.0 million to redeem the senior secured notes, $193.0 million in distributions to shareholders and unitholders, $28.1 million to repay a mortgage loan, $4.8 million in scheduled mortgage loan principal payments, $3.6 million in deferred financing cost payments and $2.9 million paid to repurchase common shares.

Capital Expenditures and Reserve Funds

We maintain each of our hotel properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. The cost of routine improvements and alterations are paid out of furniture, fixtures, and equipment ("FF&E") reserves, which are funded by a portion of each hotel property’s gross revenues. Routine capital expenditures may be administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our hotel properties.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2019, approximately $41.6 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2019, we owned 50% interests in joint ventures that owned two hotel properties. We own more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our trustees, officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $20.6 million of non-recourse mortgage debt, of which our pro rata portion was $10.3 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity's obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044 and 2094.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2019, we had approximately $1.6 billion of total variable rate debt outstanding (or 71.4% of total indebtedness) with a weighted-average interest rate of 3.37% per annum. After taking into consideration the effect of interest rate swaps, $1.0 million (or 0.05% of total indebtedness) was subject to variable rates. As of September 30, 2019, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.5 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2019, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate debt (1)	$544	$3,361	$3,558	$140,386	$—	$475,000	$622,849
Weighted-average interest rate	5.01%	5.01%	5.01%	5.01%	—%	6.00%	5.77%
Variable rate debt (1)	$—	$—	$400,000	$350,000	$625,000	$181,000	$1,556,000
Weighted-average interest rate (2)	—%	—%	2.97%	3.22%	3.78%	3.11%	3.37%
Total (3)	$544	$3,361	$403,558	$490,386	$625,000	$656,000	$2,178,849

(1)	Excludes $4.6 million and $4.2 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.

(2)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

(3)	Excludes a total of $29.2 million related to fair value adjustments on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of September 30, 2019, the estimated fair value of our fixed rate debt was $695.7 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $30.2 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2019 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

On February 15, 2019, the Company's board of trustees approved the 2019 Share Repurchase Program, authorizing the repurchase of up to $250.0 million of our common shares from March 1, 2019 to February 28, 2020. During the nine months ended September 30, 2019, the Company repurchased and retired 3,836,582 common shares for approximately $65.6 million, of which $10.3 million was repurchased under the 2015 Share Repurchase Program and $55.3 million was repurchased under the 2019 Share Repurchase Program. As of September 30, 2019, the 2019 Share Repurchase Program had a remaining capacity of $194.7 million.

During the nine months ended September 30, 2019, certain of the Company's employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2015 Plan.

The following table summarizes all of the share repurchases during the nine months ended September 30, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2019 through January 31, 2019	591,151	$17.54	588,150	8,992,158
February 1, 2019 through February 28, 2019	16,273	$19.12	—	8,982,473
March 1, 2019 through March 31, 2019	14,159	$17.45	14,159	14,214,737
April 1, 2019 through April 30, 2019	12,279	$17.57	11,000	13,555,712
May 1, 2019 through May 31, 2019	70,882	$17.88	56,555	14,476,418
June 1, 2019 through June 30, 2019	379,351	$17.55	379,351	13,636,028
July 1, 2019 through July 31, 2019	1,270,117	$17.43	1,269,206	12,719,080
August 1, 2019 through August 31, 2019	1,549,522	$16.54	1,516,661	12,011,297
September 1, 2019 through September 30, 2019	5,894	$16.87	1,500	11,458,452
Total	3,909,628		3,836,582

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

3.6	Third Amended and Restated Bylaws of RLJ Lodging Trust (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on May 5, 2016)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document	Submitted electronically with this report
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)	Submitted electronically with this report

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ LODGING TRUST

Dated: 11/8/2019	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: 11/8/2019	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: 11/8/2019	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)