Form 10-K
period 2019-12-31
RLJ Lodging Trust
filed 2020-02-26
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The aggregate market value of the 170,089,689 common shares of beneficial interest held by non-affiliates of the Registrant was approximately $3,017,391,083 based on the closing price of $17.74 as reported on the New York Stock Exchange for such common shares of beneficial interest on June 28, 2019.
As of February 19, 2020, 168,586,062 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2019.

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

•	"our hotel properties" refers to the 104 hotels owned by us as of December 31, 2019;

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
As of December 31, 2019, we owned 104 hotel properties with approximately 22,700 rooms, located in 23 states and the District of Columbia. We owned, through wholly-owned subsidiaries, a 100% interest in 100 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 102 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 103 of the 104 hotel properties to our TRSs, of which we own a controlling financial interest.
For U.S. federal income tax purposes, we elect to be taxed as a REIT. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole general partner of the Operating Partnership. As of December 31, 2019, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the Operating Partnership ("OP units").

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

•
Pursue a disciplined capital recycling program.  We intend to continue to pursue a disciplined capital allocation strategy designed to maximize the return on our investments by selectively selling hotel properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. To the extent that we sell our hotel properties, we intend to redeploy the capital into other investment opportunities, including without limitation, acquisitions, brand conversions, green initiatives and space configuration opportunities.

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

Our Hotels

Our hotel properties operate under strong, premium brands, with approximately 88% of our hotel properties operating under existing relationships with Marriott, Hilton or Hyatt. The following table sets forth the brand affiliations of our hotel properties as of December 31, 2019:

Brand Affiliations	Number of hotels	Percentage of total hotels	Number of rooms	Percentage of total rooms
Marriott
Residence Inn	14	13.5%	1,808	8.0%
Courtyard	14	13.5%	2,860	12.6%
Fairfield Inn & Suites	5	4.8%	646	2.8%
Marriott	5	4.8%	1,738	7.6%
Renaissance	3	2.9%	782	3.4%
SpringHill Suites	3	2.9%	437	1.9%
Subtotal	44	42.4%	8,271	36.3%
Hilton
Embassy Suites	21	20.2%	5,785	25.4%
Hilton Garden Inn	5	4.8%	1,100	4.8%
DoubleTree	4	3.8%	1,397	6.1%
Hampton Inn/Hampton Inn & Suites	2	1.9%	313	1.4%
Homewood Suites	2	1.9%	345	1.5%
Hilton	1	1.0%	231	1.1%
Subtotal	35	33.6%	9,171	40.3%
Hyatt
Hyatt House	7	6.7%	1,188	5.2%
Hyatt Place	3	2.9%	466	2.1%
Hyatt Centric	2	1.9%	266	1.2%
Subtotal	12	11.5%	1,920	8.5%
Wyndham
Wyndham	8	7.7%	2,528	11.1%
Subtotal	8	7.7%	2,528	11.1%
Other Brand Affiliation	5	4.8%	858	3.8%
Total	104	100.0%	22,748	100.0%

Asset Management

We have a dedicated team of asset management professionals that proactively work with our third-party management companies to maximize profitability at each of our hotels to the extent permitted under the REIT rules. Our asset management team monitors the performance of our hotels on a daily basis and holds frequent ownership meetings with corporate operations executives and key personnel at the hotels. Our asset management team works closely with our third-party management companies on key aspects of each hotel's operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting, as well as the identification and evaluation of return on investment initiatives and overall business strategy. In addition, we retain approval rights on key staffing positions at many of our hotels, such as the hotel's general manager and director of sales. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our franchisors' standards, that our hotel properties are being adequately maintained in order to preserve the value of the asset and to ensure the safety of our customers, and that our management companies are maximizing revenues, profits and operating margins.

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

Organizational Structure

We were formed as a Maryland REIT in January 2011. We conduct our business through a traditional umbrella partnership real estate investment trust ("UPREIT") in which our hotel properties are indirectly owned by the Operating Partnership, through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of the Operating Partnership and, as of December 31, 2019, we owned 99.5% of the OP units in the Operating Partnership. In the future, we may issue OP units from time to time in connection with acquiring hotel properties, financing, compensation or other reasons.

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

The following chart generally depicts our corporate structure as of December 31, 2019:

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

Employees

As of December 31, 2019, we had 87 employees.

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

Our hotels located in the Northern California, South Florida, Southern California, New York, New York, Austin, Texas, and Chicago, Illinois metropolitan areas accounted for approximately 14.5%, 9.3%, 9.7%, 9.7%, 5.7%, and 5.5%, respectively, of our total revenue for the fiscal year ended December 31, 2019. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses, any oversupply of hotel rooms, political unrest or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business or political climate, could materially and adversely affect us.

We are dependent on the performance of the third-party management companies that manage the operations of each of our hotels and we could be materially and adversely affected if such third-party hotel managers do not manage our hotels in our best interests.

Because U.S. federal income tax laws restrict REITs and their subsidiaries from operating or managing hotel properties, we do not operate or manage our hotel properties. Instead, we retain third-party hotel managers to operate our hotel properties pursuant to management agreements. As of December 31, 2019, all of our hotel properties had individual management agreements, 36 of which were with Aimbridge Hospitality ("Aimbridge"), as successor to Interstate Hotels & Resorts ("Interstate").

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

In the event that any of our management agreements are terminated, we can provide no assurances that we could find a replacement manager or that our franchisors will consent to a replacement manager in a timely manner, or at all, or that any replacement manager will be successful in operating our hotels. Furthermore, if Aimbridge, as our largest provider of management services, is financially unable or unwilling to perform its obligations pursuant to our management agreements, our ability to find a replacement manager or managers for our Aimbridge-managed hotels could be challenging, costly and time consuming.

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

Substantially all of our hotel properties operate under either Marriott, Hilton or Hyatt brands; therefore, we are subject to the risks associated with concentrating our portfolio in just three brand families.

91 of the 104 hotel properties that we owned as of December 31, 2019 utilize brands owned by Marriott, Hilton or Hyatt. As a result, our success is dependent in part on the continued success of Marriott, Hilton or Hyatt and their respective brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton and/or Hyatt is reduced or compromised, the goodwill associated with the Marriott-, Hilton-, or Hyatt-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hilton or Hyatt were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton and/or Hyatt could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.

Our long-term growth depends in part on successfully identifying, consummating and integrating acquisitions of additional hotels and the failure to make and integrate such acquisitions could materially and adversely impede our growth.

We can provide no assurances that we will be successful in identifying attractive hotel properties or portfolios of hotel properties or that, once identified, we will be successful in consummating an acquisition or integrating the acquired property or portfolio into our business. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources, a lower cost of capital and greater access to debt and equity capital to acquire hotel properties than we do. As a result of such competition, we may be unable to acquire certain hotel properties or portfolios of hotel properties that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of borrowings under our unsecured revolving credit facility or other secured or unsecured borrowings, the use of retained cash flows, and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially and adversely impede our growth. Following an acquisition or expansion, we may incur acquisition-related costs and assume potential unknown liabilities and unforeseen increased costs or expenses. The integration of such acquisitions, especially acquisitions of portfolios of hotel properties, may cause disruptions to our business, strain management time and resources and materially and adversely affect our operating results and financial condition.

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

Our hotel properties have an ongoing need for renovations and other capital improvements, including the replacement of furniture, fixtures and equipment ("FF&E"), franchisor-required improvements, and renovation or redevelopment of acquisitions. Our lenders will also likely require that we set aside annual amounts for capital improvements to our hotel properties. The costs of these capital improvements could materially and adversely affect us.

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

Adverse global market and economic conditions and dislocations in the markets could materially and adversely affect the value of our hotel properties and our business, financial condition and results of operations.

We can provide no assurance that adverse changes in the global or domestic economy will not have an adverse effect on the hotel revenue or earnings at our hotel properties. A reduction in our revenue or earnings as a result of an adverse change in the economy may reduce our working capital and revenue, impact our long-term business strategy and impact the value of our assets. In addition, we may incur impairment charges in the future, which charges will affect negatively our results of operations. We can provide no assurance that an impairment loss recognized will not be material to our results of operations.

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

At December 31, 2019, we had approximately $2.2 billion of debt outstanding, which could materially and adversely affect our operating performance and put us at a competitive disadvantage.

Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2019, we had approximately $2.2 billion of outstanding debt. After taking into consideration the effect of interest rate swaps, 99.9% of our borrowings are fixed. Increases in interest rates on our existing or future variable rate debt would increase our interest expense, which could adversely affect our cash flows and our ability to pay distributions to shareholders.

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

We manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate swap agreements. These agreements involve the risks that these arrangements may fail to protect or adversely affect us because, among other things:

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

In addition, if we were to lose a franchise license, the underlying value of a particular hotel property could decline significantly from the loss of the associated name recognition, marketing support, participation in guest loyalty programs and the centralized reservation system provided by the franchisor, which could require us to recognize an impairment charge on the hotel property. Furthermore, the loss of a franchise license at a particular hotel property could harm our relationship with the franchisor, which could impede our ability to operate other hotels under the same brand, limit our ability to obtain new franchise licenses from the franchisor in the future on favorable terms, or at all, and cause us to incur significant costs to obtain a new franchise license for the particular hotel.

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

We own certain hotel properties and other real estate investments through joint ventures. In the future, we may enter into additional joint ventures to acquire, develop, improve or partially dispose of hotel properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned hotel property or a redevelopment project, including the following:

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

The lodging industry is seasonal in nature, which causes quarterly fluctuations in our revenues. Our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors in certain markets in which we operate. The seasonality causes periodic fluctuations in room revenues, occupancy levels, room rates and operating expenses in particular hotels. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to enter into short-term borrowings in order to make distributions to our shareholders, and we can provide no assurances that such borrowings will be available on favorable terms, if at all. Consequently, volatility in our financial performance resulting from the seasonality of the lodging industry could have a material and adverse effect on us.

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

As of December 31, 2019, 12 of our consolidated hotel properties and two of our unconsolidated hotel properties were on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those 14 hotel properties. Two of the ground leases expire in 2028 and 2029. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotel properties which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying hotel properties subject to a ground lease and may pay a lower price for such hotel properties than for a comparable hotel property with a fee simple interest or they may not purchase such hotel properties at any price. Secured lenders may be unwilling to lend, or otherwise charge higher interest rates, for loans secured by a leasehold mortgage as compared to loans secured by a fee simple mortgage. If we are found to be in breach of a ground lease, we could lose the right to use the hotel property. In addition, unless we can purchase a fee simple interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to own these hotel properties and our interest in the improvements upon expiration of the leases. If we were to lose the right to use a hotel property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel property and we would be required to purchase an interest in another hotel property in an attempt to replace that income, which could materially and adversely affect us.

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

In addition to the information technology networks and systems of our hotel managers that are used to operate our hotel properties, we have our own corporate information technology networks and systems that are used to access, store, transmit, and manage or support a variety of business processes. There can be no assurance that the security measures we have taken to protect the contents of these information technology networks and systems will succeed. Any failure to maintain proper function, security and availability of information technology networks and systems could interrupt our operations, our financial reporting and compliance, damage our reputation, and subject us to liability claims or regulatory penalties, which could have a material and adverse effect on our business, financial condition and results of operations.

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

The outbreak of influenza or other widespread contagious diseases could reduce travel and adversely affect hotel demand, which would have a material and adverse effect on us.

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

We are subject to the risks associated with natural disasters, weather events, and the physical effects of climate change, which can include more frequent or severe storms, droughts, hurricanes and flooding, any of which could have a material adverse effect on our properties, operations and business. Over time, our hotel properties located in coastal markets and other areas that may be impacted by climate change, are expected to experience increases in storm intensity and rising sea-levels causing damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Weather events and climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that natural disasters, weather events, and climate change will not have a material adverse effect on our hotel properties, operations or business.

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

Our board of trustees may, in its sole discretion, grant an exemption to the share ownership limits, subject to certain conditions and the receipt by our board of trustees of certain representations and undertakings. During the time that such waiver is effective, the excepted holders will be subject to an increased ownership limit. As a condition to granting such limited exemptions, the excepted holders are required to make representations and warranties to us, which are intended to ensure that we will continue to meet the REIT ownership requirements. The excepted holders must inform us if any of these representations becomes untrue or is violated, in which case such excepted holder will lose its limited exemption from the share ownership limits.

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

We maintain comprehensive property insurance on all of our hotel properties and we intend to maintain comprehensive property insurance on any hotels that we acquire in the future, including fire, terrorism, and extended coverage. Our comprehensive property insurance program has a $250,000 deductible per claim. In addition to the comprehensive property insurance, we maintain general liability insurance at all of our hotel properties. Our general liability insurance program has no deductible. Certain types of catastrophic losses, such as windstorms, earthquakes, floods, and losses from foreign and domestic terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Our coastal hotel properties each have a deductible of 5% of total insured value for a named storm. Our lenders may require such insurance and our failure to obtain such insurance could constitute a default under the loan agreements, which could have a material and adverse effect on us.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment, which could have a material and adverse effect on us. Should an uninsured loss or a loss in excess of insured limits occur, or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all or a portion of the capital we have invested in a hotel property, as well as the anticipated future revenue from the hotel property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel property.

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

Our hotel properties are subject to various U.S. federal, state and local environmental, health and safety laws and regulations, certain of which impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of a hotel property, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials ("ACM"), waste or petroleum products) at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination. Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell or no longer operate the hotel properties.

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

Increases in real estate taxes on our hotel properties could materially and adversely affect us.
We are subject to a variety of state and local taxes, including real estate taxes. Real estate taxes on our hotel properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. As a result of our merger with FelCor Lodging Trust Incorporated (“FelCor”), some of the FelCor hotel properties located in jurisdictions that may provide for property tax reappraisal upon a change of ownership may face such a reassessment. Additionally, all our hotel properties located in California may be reassessed as a result of changes in California laws that contain certain limitations on annual increases of assessed real estate values. We would expect to appeal any such assessments or reassessments, but we may not be successful in our efforts. If real estate or other taxes increase, our result of operations would be materially and adversely affected.

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

If we were to fail to qualify as a REIT in any taxable year and any available relief provisions do not apply, we would be subject to U.S. federal and state corporate income tax, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Unless we were entitled to statutory relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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

Our TRSs will pay U.S. federal, state and local income taxes on their net taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed. We believe that the aggregate value of the stock and securities of our TRSs has satisfied the ownership limitations applicable to TRSs. Furthermore, we have monitored and will continue to monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. We believe that our rents and other transactions with our TRSs have each been entered into on an arm's-length basis and reflect normal business practices, but there can be no assurance that the IRS will agree with our belief.

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

If a corporation undergoes an "ownership change" within the meaning of Section 382 of the Code and the Treasury Regulations thereunder, such corporation's ability to use net operating losses ("NOLs"), generated prior to the time of that ownership change may be limited. To the extent the affected corporation's ability to use NOLs is limited, such corporation's taxable income may increase. As of December 31, 2019, we had approximately $348.1 million of NOLs (all of which are attributable to our TRSs), which will begin to expire in 2024 for U.S. federal tax purposes and during the period from 2019 to 2039 for state tax purposes if not utilized. An ownership change within the meaning of Section 382 of the Code with respect to one TRS occurred during the 2012 and 2013 tax years. The ownership change with respect to the acquisition of FelCor in 2017 also resulted in NOL limitations under Section 382 of the Code. Accordingly, to the extent that our TRS have taxable income in future years, their ability to use NOLs incurred prior to these ownership changes in such future years will be limited, and they may have greater taxable income as a result of such limitation. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.

Section 383 of the Code and the Treasury Regulations thereunder govern the limitations of tax credits generated prior to the time of an ownership change. To the extent the affected corporation's ability to use tax credits is limited, such corporation's tax liability may increase. As of December 31, 2019, we had approximately $19.4 million of tax credit carryforwards related to historic tax credits (all of which are attributable to our TRSs), which will begin to expire in 2035.

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

We believe that Our Operating Partnership qualifies as a partnership for U.S. federal income tax purposes. As a partnership, our Operating Partnership is not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of our Operating Partnership’s income. If the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This could also result in our losing REIT status and becoming subject to corporate level tax on our income. This would substantially reduce our cash available to pay distributions and the return on a shareholder's investment. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a disregarded entity or a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a re-characterization of an underlying property owner could also threaten our ability to maintain REIT status.

Although partnerships have traditionally not been subject to U.S. federal income tax at the entity level, the partnership audit rules generally apply to our Operating Partnership (and any subsidiary partnership). Under these audit rules, unless an entity elects otherwise, taxes arising from audit adjustments are required to be paid by the entity rather than by its partners or members. We may utilize exceptions available under the partnership audit provisions and applicable Treasury Regulations so that the partners, to the fullest extent possible, rather than the Operating Partnership (or any subsidiary partnership) itself, will be liable for any taxes arising from audit adjustments to the Operating Partnership’s (or any subsidiary partnership’s) taxable income.

Proposed regulations under Section 162(m) could have significant impact on us.

On December 16, 2019, the IRS issued proposed regulations under Section 162(m) of the Internal Revenue Code ("Section 162(m)"), which denies a compensation deduction for certain employee remuneration in excess of $1.0 million per year. We, like many UPREITs, have taken the position that Section 162(m) does not apply to payments to our employees from an "operating partnership," based on private letter rulings issued by the IRS to several UPREITs. These proposed regulations include a provision that could cause Section 162(m) to apply to us. As a result of the proposed regulations, the Company is currently evaluating arrangements under which covered employees are compensated to determine the impact of these proposed regulations on our compensation arrangements and our resulting REIT taxable income (and required distributions to shareholders).

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

Our board of trustees authorized a share repurchase program to repurchase up to $250.0 million of our common shares. Although our board of trustees authorized our share repurchase program, our share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Our share repurchase program may be limited, suspended, or discontinued at any time without prior notice. In addition, repurchases of our common shares pursuant to our share repurchase program could affect our share price and increase its volatility. The existence of our share repurchase program could cause our share price to be higher than it would be in the absence of such a program. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common shares may decline below the levels at which we repurchased the common shares.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our Hotel Properties

The following table provides a comprehensive list of our hotel properties as of December 31, 2019:

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
Alabama			Indiana
	Embassy Suites Birmingham	242		Courtyard Chicago Southeast Hammond	85
Arizona				Courtyard Indianapolis @ The Capitol	124
	Embassy Suites Phoenix - Biltmore	232		Fairfield Inn & Suites Chicago SE Hammond	94
California				Residence Inn Chicago Southeast Hammond	78
	Courtyard San Francisco	166		Residence Inn Indianapolis Downtown On The Canal	134
	Embassy Suites Irvine Orange County	293		Residence Inn Indianapolis Fishers	78
	Embassy Suites Los Angeles Downey	220		Residence Inn Merrillville	78
	Embassy Suites Los Angeles - International Airport South	349	Kentucky
	Embassy Suites Mandalay Beach - Hotel & Resort	250		Marriott Louisville Downtown	616
	Embassy Suites Milpitas Silicon Valley	266		Residence Inn Louisville Downtown	140
	Embassy Suites San Francisco Airport - South San Francisco	312	Louisiana
	Embassy Suites San Francisco Airport - Waterfront	340		Chateau LeMoyne - French Quarter, New Orleans (1)	171
	Hilton Garden Inn Los Angeles Hollywood	160		Hilton Garden Inn New Orleans Convention Center	286
	Hilton Garden Inn San Francisco Oakland Bay Bridge	278		Hotel Indigo New Orleans Garden District	132
	Hyatt House Cypress Anaheim	142		Wyndham New Orleans - French Quarter	374
	Hyatt House Emeryville San Francisco Bay Area	234	Massachusetts
	Hyatt House San Diego Sorrento Mesa	193		Embassy Suites Boston Waltham	275
	Hyatt House San Jose Silicon Valley	164		Wyndham Boston Beacon Hill	304
	Hyatt House San Ramon	142	Maryland
	Hyatt House Santa Clara	150		Residence Inn Bethesda Downtown	188
	Hyatt Place Fremont Silicon Valley	151		Residence Inn National Harbor Washington DC	162
	Residence Inn Palo Alto Los Altos	156	Minnesota
	San Francisco Marriott Union Square	401		Embassy Suites Minneapolis - Airport	310
	Wyndham San Diego Bayside	600	New Jersey
	Wyndham Santa Monica At The Pier	132		Embassy Suites Secaucus - Meadowlands (2)	261
Colorado			New York
	Fairfield Inn & Suites Denver Cherry Creek	134		Courtyard New York Manhattan Upper East Side	226
	Marriott Denver Airport @ Gateway Park	238		DoubleTree Metropolitan Hotel New York City (3)	764
	Marriott Denver South @ Park Meadows	279		Hampton Inn Garden City	143
	Renaissance Boulder Flatiron Hotel	232		The Knickerbocker New York (4)	330
	SpringHill Suites Denver North Westminster	164	North Carolina
District of Columbia				Hyatt House Charlotte Center City	163
	Fairfield Inn & Suites Washington DC Downtown	198	Oregon
	Homewood Suites Washington DC Downtown	175		Courtyard Portland City Center	256
	Hyatt Place Washington DC Downtown K Street	164		SpringHill Suites Portland Hillsboro	106
Florida			Pennsylvania
	DoubleTree Grand Key Resort	216		Hilton Garden Inn Pittsburgh University Place	202
	DoubleTree Suites by Hilton Orlando - Lake Buena Vista	229		Renaissance Pittsburgh Hotel	300
	Embassy Suites Deerfield Beach - Resort & Spa	244		Wyndham Philadelphia Historic District	364
	Embassy Suites Fort Lauderdale 17th Street	361		Wyndham Pittsburgh University Center	251
	Embassy Suites Fort Myers Estero	150	South Carolina
	Embassy Suites Miami - International Airport	318		Courtyard Charleston Historic District	176
	Embassy Suites Orlando - International Drive South/Convention Center	244		The Mills House Wyndham Grand Hotel	216

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
	Embassy Suites Tampa Downtown Convention Center	360	Texas
	Embassy Suites West Palm Beach Central	194		Courtyard Austin Downtown Convention Center	270
	Fairfield Inn & Suites Key West	106		Courtyard Houston By The Galleria	190
	Hilton Cabana Miami Beach	231		Courtyard Houston Downtown Convention Center	191
	Renaissance Fort Lauderdale Plantation Hotel	250		Courtyard Houston Sugarland	112
Georgia				DoubleTree Suites by Hilton Austin	188
	Courtyard Atlanta Buckhead	181		Embassy Suites Dallas - Love Field	248
	Embassy Suites Atlanta - Buckhead	316		Hyatt Centric The Woodlands	70
	Hyatt Centric Midtown Atlanta	194		Residence Inn Austin Downtown Convention Center	179
	Residence Inn Atlanta Midtown Historic	90		Residence Inn Houston By The Galleria	146
Hawaii				Residence Inn Houston Downtown Convention Center	171
	Courtyard Waikiki Beach	403		Residence Inn Houston Sugarland	78
Illinois				SpringHill Suites Houston Downtown Convention Center	167
	Courtyard Chicago Downtown Magnificent Mile	306		Wyndham Houston - Medical Center Hotel & Suites	287
	Courtyard Midway Airport	174	Washington
	Fairfield Inn & Suites Chicago Midway Airport	114		Homewood Suites Seattle Lynnwood	170
	Hampton Inn Chicago Midway Airport	170	Wisconsin
	Hilton Garden Inn Chicago Midway Airport	174		Hyatt Place Madison Downtown	151
	Holiday Inn Express & Suites Midway Airport	104
	Marriott Chicago Midway	200
	Residence Inn Chicago Naperville	130
	Sleep Inn Midway Airport	121

(1)	We own an indirect 50% ownership interest in this hotel property and we account for the ownership interest using the equity method of accounting. This hotel property is operated without a lease.

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

Management Agreements

In order to qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. We lease all but one of our hotel properties to TRS lessees, which in turn engage hotel property management companies to manage our hotel properties. All of our hotel properties are operated pursuant to a management agreement with one of 14 independent management companies. 37 of our hotel properties receive the benefits of a franchise agreement pursuant to a management agreement with Hilton, Hyatt, Marriott, or Wyndham.

As of December 31, 2019, Aimbridge was the management company for 36 of our hotel properties. Our remaining 68 hotel properties were managed by 13 other management companies, including Hilton, Hyatt, Marriott and Wyndham.

The management agreements have initial terms that range from three to 25 years, and some provide for one or two automatic extension periods ranging from one to 10 years each.

Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. The management agreements that include the benefits of a franchise agreement incur a base management fee between 3.0% and 7.0% of hotel revenues.

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

Many of our Aimbridge and White Lodging Services ("WLS") management agreements state that we cannot sell the applicable hotel property to any unrelated third party or engage in certain change of control actions (1) if we are in default under the management agreement, or (2) with or to a person or entity that is known in the community as being of bad moral character or has been convicted of a felony or is in control of or controlled by persons convicted of a felony or would be in violation of any franchise agreement requirements applicable to us. In addition, those Aimbridge and WLS management agreements further require that any future owner of the applicable hotel property, at the option of the management company, assume the management agreement or enter into a new management agreement for such hotel property.

The Wyndham management agreements guaranteed minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to 2023, subject to an aggregate $100.0 million limit over the term and an annual $21.5 million limit. We recognized the net operating income guaranties as a reduction of Wyndham's contractual management and other fees. In September 2019, we entered into an agreement with Wyndham to terminate the management agreements and the related net operating income guarantee, effective December 31, 2019. In addition, we entered into eight separate transitional franchise and management agreements effective January 1, 2020 through December 31, 2020. At our sole discretion, we have the right to extend these agreements through December 31, 2021. The transitional franchise and management fees are 3% and 2%, respectively, of hotel revenues. In December 2019, we received a lump sum termination payment of $35.0 million from Wyndham. Wyndham also forgave the $4.6 million remaining balance of a key money loan. We will recognize the $35.0 million termination payment and $4.6 million key money loan forgiveness over the estimated term of the transitional agreements beginning January 1, 2020 as a reduction to management and franchise fee expense.

Franchise Agreements

As of December 31, 2019, 66 of our hotels operated under franchise agreements with Marriott, Hilton, Hyatt or other hotel brands. This numbers excludes 37 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or Wyndham. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement.

The franchisors provide a variety of benefits to the franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, personnel training and operational quality at the hotels across the brand system. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures, all of which our TRS lessees, as the franchisees, must follow. The franchise agreements require our TRS lessees to comply with the franchisors' standards and requirements, including the training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the TRS lessee, the display of signage and the type, quality and age of furniture, fixtures and equipment included in the guest rooms and the nature of the lobbies and other common areas. The franchise agreements have initial terms ranging from 10 to 30 years. Each of our franchise agreements require that we pay a royalty fee between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

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

Amounts Payable under the Leases

During the term of each TRS lease, our TRS lessees are obligated to pay us a fixed annual base rent plus a percentage rent and certain other additional charges that our TRS lessees agree to pay under the terms of the respective TRS lease. The percentage rent is calculated based on the revenues generated from the rental of guest rooms, food and beverage sales, and certain other sources, including meeting room rentals.

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

Ground Leases

As of December 31, 2019, 12 of our consolidated hotel properties and two of our unconsolidated hotel properties were subject to ground lease agreements that cover the land under the respective hotel properties. Additional information on the ground leases can be found in Note 12 to our accompanying consolidated financial statements.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "RLJ." For each quarterly period during the years ended December 31, 2019 and 2018, we paid a cash dividend of $0.33 per common share.

On December 31, 2019 and February 19, 2020, the closing price of our common shares as reported on the NYSE was $17.72 and $16.00, respectively.

Share Return Performance

The graph and the table set forth below assume $100 was invested on December 31, 2014 in RLJ Lodging Trust's common shares. The graph and the table compare the total shareholder return of our common shares against the cumulative total returns of the Standard & Poor's 500 Index ("S&P 500 Index") and the Dow Jones U.S. Select Real Estate Hotels Index ("Dow Jones US REIT Hotels Index") between December 31, 2014 and December 31, 2019. The graph assumes an initial investment of $100.00 in our common shares and in each of the indices, and it also assumes the reinvestment of dividends.

Name	Initial Investment at December 31, 2014	Value of Initial Investment at December 31, 2015	Value of Initial Investment at December 31, 2016	Value of Initial Investment at December 31, 2017	Value of Initial Investment at December 31, 2018	Value of Initial Investment at December 31, 2019
RLJ Lodging Trust	$100.00	$67.77	$81.48	$77.69	$61.98	$72.15
S&P 500 Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
Dow Jones US REIT Hotels Index	$100.00	$72.62	$90.24	$96.31	$84.29	$97.72
This performance graph shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Shareholder Information

At February 19, 2020, we had 182 holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than holders of record. At February 19, 2020, there were 13 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for our common shares.

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

The credit agreements governing our $600 million unsecured revolving credit facility (the "Revolver") and our unsecured term loans (the "Term Loans") limit our ability to pay dividends under certain circumstances.  If an event of default exists, we may only pay cash dividends in an aggregate amount with respect to any fiscal year not to exceed the greater of (a) the minimum amount required for us to maintain our status as a REIT under Sections 856 through 860 of the Code, or (b) the amount necessary to avoid income or excise tax under the Code. However, if the event of default is a payment default or bankruptcy related, we may not make any cash dividend payments. So long as no event of default exists, the credit agreements do not restrict our ability to pay cash dividends.

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

Unregistered Sales of Equity Securities

The Company did not sell any securities during the fiscal year ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

As of December 31, 2019, the Company's board of trustees had authorized a share repurchase program up to a total of $250.0 million, which expires pursuant to its terms on February 29, 2020 (the "2019 Share Repurchase Program"). On February 14, 2020, the Company's board of trustees approved a new share repurchase program, authorizing the repurchase by the Company of up to $250.0 million of our common shares from March 1, 2020 to February 28, 2021. During the year ended December 31, 2019, the Company repurchased and retired 4,575,170 common shares for approximately $77.8 million, of which $10.3 million was repurchased under a share repurchase program authorized by the Company's board of trustees in 2015, which expired in February 2019, and $67.5 million was repurchased under the 2019 Share Repurchase Program. As of December 31, 2019, the 2019 Share Repurchase Program had a remaining capacity of $182.5 million.

Additionally, during the year ended December 31, 2019, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the RLJ Lodging Trust 2015 Equity Incentive Plan (the "2015 Plan").

The following table summarizes all of the share repurchases during the quarter ended December 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2019 through October 31, 2019	119,944	$16.49	104,396	11,758,605
November 1, 2019 through November 30, 2019	649,339	$16.52	634,192	10,677,594
December 1, 2019 through December 31, 2019	—	$—	—	10,297,973
Total	769,283		738,588

(1)
The maximum number of shares that may yet be repurchased under the share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 6.    Selected Financial Data
The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements as of December 31, 2019 and 2018 and for the three years ended December 31, 2019, 2018 and 2017, and the related notes included elsewhere in this Annual Report on Form 10-K.

The selected financial information as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 has been derived from our audited historical financial statements.

	For the year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except share and per share data)
Statements of Operations Data:
Revenues
Room revenue	$1,317,085	$1,473,047	$1,146,882	$1,010,637	$985,361
Other property revenue	249,107	288,177	209,379	149,358	150,979
Total revenues	1,566,192	1,761,224	1,356,261	1,159,995	1,136,340
Expenses
Room expense	329,077	364,820	270,729	228,656	220,101
Other property expense	628,133	712,409	541,142	439,453	437,545
Total property operating expenses	957,210	1,077,229	811,871	668,109	657,646
Depreciation and amortization	211,584	241,641	186,993	162,500	156,226
Impairment loss	13,500	—	—	—	1,003
Property tax, insurance and other	119,287	135,059	91,406	77,281	76,682
General and administrative	45,252	49,195	40,453	31,516	37,810
Transaction costs	1,211	2,057	44,398	192	3,058
Total operating expenses	1,348,044	1,505,181	1,175,121	939,598	932,425
Interest income, other income and other gains, net	9,748	13,678	5,926	1,998	3,161
Interest expense	(91,295)	(101,643)	(78,322)	(58,820)	(54,788)
(Loss) gain on sale of hotel properties, net	(9,300)	30,941	8,980	45,929	28,398
Income before equity in (loss) income from unconsolidated joint ventures and income tax benefit (expense)	127,301	199,019	117,724	209,504	180,686
Equity in (loss) income from unconsolidated joint ventures	(1,673)	636	133	—	—
Income tax benefit (expense)	3,751	(8,793)	(42,118)	(8,190)	39,126
Net income	129,379	190,862	75,739	201,314	219,812
Net income attributable to noncontrolling interests	(1,537)	(2,219)	(904)	(962)	(1,591)
Preferred dividends	(25,115)	(25,115)	(8,372)	—	—
Net income attributable to common shareholders	$102,727	$163,528	$66,463	$200,352	$218,221

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands, except share and per share data)
Balance Sheet Data:
Investment in hotel properties, net	$4,614,966	$5,378,651	$5,791,925	$3,368,674	$3,674,999
Cash and cash equivalents	$882,474	$320,147	$586,470	$456,672	$134,192
Total assets	$5,851,400	$6,002,331	$6,794,805	$4,023,393	$3,972,942
Total debt	$2,195,707	$2,202,676	$2,880,488	$1,582,715	$1,575,486
Total liabilities	$2,624,917	$2,505,390	$3,224,527	$1,788,116	$1,772,418
Total equity	$3,226,483	$3,496,941	$3,570,278	$2,235,277	$2,200,524
Per Common Share Data:
Basic net income per share	$0.59	$0.93	$0.47	$1.61	$1.69
Diluted net income per share (1)	$0.59	$0.93	$0.47	$1.61	$1.68
Weighted-average common shares outstanding — basic	171,287,086	174,225,130	140,616,838	123,651,003	128,444,469
Weighted-average common shares outstanding — diluted (1)	171,388,476	174,316,405	140,694,049	123,879,007	128,967,754
Dividends declared per common share	$1.32	$1.32	$1.32	$1.32	$1.32

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

Overview

We are a self-advised and self-administered Maryland REIT that owns primarily premium-branded, high-margin, focused-service and compact full-service hotels. Our hotels are concentrated in markets that we believe exhibit multiple demand generators and attractive long-term growth prospects. We believe premium-branded, focused-service and compact full-service hotels with these characteristics generate high levels of RevPAR, strong operating margins and attractive returns. Focused-service and compact full-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets and meeting space and require fewer employees than traditional full-service hotels. We believe these types of hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve RevPAR levels at or close to those achieved by traditional full-service hotels, while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

As we look at factors that could impact our business, we find that the consumer is generally in good financial health, job creation remains positive and an increase in wages is adding to consumers' disposable income. While geopolitical and global economic uncertainty still exists, we remain cautiously optimistic that positive employment trends, high consumer confidence and generally stable corporate sentiment will continue to drive moderate economic expansion in the U.S. and generate positive lodging demand and RevPAR growth for the industry. However, in light of new supply, RevPAR growth is likely to be moderate. Low unemployment rates can impact the cost of labor through higher wages and benefits, which negatively impact our financial and operating results.

We continue to follow a prudent and disciplined capital allocation strategy. We will continue to look for and weigh all possible investment decisions against the highest and best returns for our shareholders over the long term. We believe that our cash on hand and expected access to capital (including availability under our Revolver) along with our senior management team's experience, extensive industry relationships and asset management expertise, will enable us to pursue investment opportunities, including without limitation, acquisitions, brand conversions, green initiatives and space configuration opportunities, that generate additional internal and external growth.

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

ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel property level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 84.1% of our total revenues for the year ended December 31, 2019, and it is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.

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
We expect that our ADR, Occupancy and RevPAR performance will be impacted by macroeconomic factors such as regional and local employment growth, government spending, personal income and corporate earnings, office vacancy rates, business relocation decisions, airport activity, business and leisure travel demand, new hotel construction and the pricing strategies of our competitors. In addition, our ADR, Occupancy and RevPAR performance are dependent on the continued success of the Marriott, Hilton and Hyatt hotel brands.

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

◦
Other revenue — Occupancy and the nature of the hotel property are the main drivers of other ancillary revenue, such as parking fees, resort fees, gift shop sales and other guest service fees. Some hotels, due to the limited focus of the services offered and size or space limitations at the hotel, may not have the type of facilities that generate other revenue.

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

2019 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. During the year ended December 31, 2019, the following significant activities took place:

•	In February 2019, we redeemed in full The Knickerbocker preferred equity under the EB-5 Immigrant Investor Program for $45.6 million.

•	In April 2019, we refinanced approximately $381.0 million of secured debt.

•	In June 2019, we sold 21 non-core hotel properties for a total sales price of approximately $311.9 million.

•
In June 2019, we sold two non-core resort hotel properties, real estate, and a condominium management business that were owned by unconsolidated joint ventures for a total sales price of approximately $156.0 million.

•	In August 2019, we sold 18 non-core hotel properties for a total sales price of approximately $175.4 million.

•	In September 2019, we sold a non-core hotel property for a total sales price of approximately $12.7 million.

•	In September 2019, we entered into an agreement with Wyndham to terminate the management agreements and the related net operating income guarantee, effective December 31, 2019.

•	In November 2019, we sold five non-core hotel properties for a total sales price of approximately $67.6 million.

•
In December 2019, we modified one of our $400.0 million term loans and our $600.0 million Revolver. We improved the financial covenants, extended the maturity on the $400.0 million term loan to May 2025, extended the maturity on the Revolver to May 2024 exclusive of a one-year extension option, and improved the overall pricing.

•
During 2019, we repurchased and retired 4.6 million common shares for approximately $77.8 million at an average price per share of $17.01. As of December 31, 2019, we had $182.5 million of remaining capacity under the share repurchase program.

•	We declared cash dividends of $1.95 on each Series A Cumulative Convertible Preferred Share for the year.

•	We declared cash dividends of $1.32 per common share for the year.

Results of Operations

At December 31, 2019 and 2018, we owned 104 and 151 hotel properties, respectively.  Based on when a hotel property is acquired, sold, or closed for renovation, the operating results for certain hotel properties are not comparable for the years ended December 31, 2019, and 2018.  For the comparison between the years ended December 31, 2019 and 2018, the non-comparable properties include 54 hotels that were sold between January 1, 2018 and December 31, 2019.

For similar operating and financial data and discussion of our results for the year ended December 31, 2018 compared to our results for the year ended December 31, 2017, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 1, 2019 and is incorporated herein by reference.

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

	For the year ended December 31,
	2019	2018	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$1,317,085	$1,473,047	$(155,962)	(10.6)%
Food and beverage revenue	177,499	205,518	(28,019)	(13.6)%
Other revenue	71,608	82,659	(11,051)	(13.4)%
Total revenues	1,566,192	1,761,224	(195,032)	(11.1)%
Expenses
Operating expenses
Room expense	329,077	364,820	(35,743)	(9.8)%
Food and beverage expense	134,206	157,156	(22,950)	(14.6)%
Management and franchise fee expense	120,797	138,143	(17,346)	(12.6)%
Other operating expense	373,130	417,110	(43,980)	(10.5)%
Total property operating expenses	957,210	1,077,229	(120,019)	(11.1)%
Depreciation and amortization	211,584	241,641	(30,057)	(12.4)%
Impairment loss	13,500	—	13,500	100.0%
Property tax, insurance and other	119,287	135,059	(15,772)	(11.7)%
General and administrative	45,252	49,195	(3,943)	(8.0)%
Transaction costs	1,211	2,057	(846)	(41.1)%
Total operating expenses	1,348,044	1,505,181	(157,137)	(10.4)%
Other income	1,242	2,791	(1,549)	(55.5)%
Interest income	8,720	4,891	3,829	78.3%
Interest expense	(91,295)	(101,643)	10,348	(10.2)%
(Loss) gain on sale of hotel properties, net	(9,300)	30,941	(40,241)	—%
(Loss) gain on extinguishment of indebtedness, net	(214)	5,996	(6,210)	—%
Income before equity in (loss) income from unconsolidated joint ventures	127,301	199,019	(71,718)	(36.0)%
Equity in (loss) income from unconsolidated joint ventures	(1,673)	636	(2,309)	—%
Income before income tax benefit (expense)	125,628	199,655	(74,027)	(37.1)%
Income tax benefit (expense)	3,751	(8,793)	12,544	(142.7)%
Net income	129,379	190,862	(61,483)	(32.2)%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	289	(17)	306	—%
Noncontrolling interest in the Operating Partnership	(487)	(719)	232	(32.3)%
Preferred distributions - consolidated joint venture	(186)	(1,483)	1,297	(87.5)%
Redemption of preferred equity - consolidated joint venture	(1,153)	—	(1,153)	100.0%
Net income attributable to RLJ	127,842	188,643	(59,648)	(31.6)%
Preferred dividends	(25,115)	(25,115)	—	—%
Net income attributable to common shareholders	$102,727	$163,528	$(59,648)	(36.5)%

Revenues

Total revenues decreased $195.0 million, or 11.1%, to $1.57 billion for the year ended December 31, 2019, from $1.76 billion for the year ended December 31, 2018. The decrease was a result of a $156.0 million decrease in room revenue, a $28.0 million decrease in food and beverage revenue, and a $11.1 million decrease in other revenue.

Room Revenue

Room revenue decreased $156.0 million, or 10.6%, to $1.32 billion for the year ended December 31, 2019 from $1.47 billion for the year ended December 31, 2018.  The decrease was a result of a $164.1 million decrease in room revenue attributable to the non-comparable properties, which was partially offset by an $8.1 million increase in room revenue attributable to the comparable properties. The increase in room revenue from the comparable properties was attributable to a 0.7% increase in RevPAR, led by RevPAR increases in our Louisville, Austin, and Northern California markets of 26.2%, 6.3% and 4.5%, respectively, which were partially offset by RevPAR decreases in our Houston, South Florida, and New York City markets of 4.1%, 3.4% and 2.3%, respectively.

The following are the key hotel operating statistics for the comparable properties owned at December 31, 2019 and 2018, respectively:

	For the year ended December 31,
	2019	2018	% Change
Occupancy	79.0%	78.6%	0.4%
ADR	$182.96	$182.53	0.2%
RevPAR	$144.51	$143.55	0.7%

Food and Beverage Revenue

Food and beverage revenue decreased $28.0 million, or 13.6%, to $177.5 million for the year ended December 31, 2019, from $205.5 million for the year ended December 31, 2018. The decrease was a result of a $34.6 million decrease in food and beverage revenue attributable to the non-comparable properties, which was partially offset by a $6.6 million increase in food and beverage revenue attributable to the comparable properties. The increase in food and beverage revenue attributable to the comparable properties included increases in our Louisville and Northern California markets of $3.7 million and $2.1 million, respectively.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, decreased $11.1 million, or 13.4%, to $71.6 million for the year ended December 31, 2019, from $82.7 million for the year ended December 31, 2018.  The decrease was due to a $16.7 million decrease in other revenue attributable to the non-comparable properties, which was partially offset by a $5.6 million increase in other revenue attributable to the comparable properties, including an increase in parking and resort fee revenue.

Property Operating Expenses

Property operating expenses decreased $120.0 million, or 11.1%, to $957.2 million for the year ended December 31, 2019, from $1.08 billion for the year ended December 31, 2018. The decrease was due to a $139.2 million decrease in property operating expenses attributable to the non-comparable properties, which was partially offset by a $19.2 million increase in property operating expenses attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at December 31, 2019 and 2018, respectively, were as follows (in thousands):

	For the year ended December 31,
	2019	2018	$ Change	% Change
Room expense	$301,056	$295,606	$5,450	1.8%
Food and beverage expense	125,316	121,815	3,501	2.9%
Management and franchise fee expense	105,210	106,381	(1,171)	(1.1)%
Other operating expense	334,648	323,237	11,411	3.5%
Total property operating expenses	$866,230	$847,039	$19,191	2.3%

The increase in property operating expenses attributable to the comparable properties was due to an increase in room expense, food and beverage expense, and other operating expense, partially offset by a decrease in management and franchise fee expense. Room and food and beverage expense increased primarily as a result of higher labor costs. Other operating expense increased due to higher labor costs, administrative and general expense, sales and marketing expense and repairs and maintenance expense. Management and franchise fee expense decreased primarily as a result of an increase in the amount recognized under the Wyndham net operating income guarantee during the year ended December 31, 2019.

Depreciation and Amortization

Depreciation and amortization expense decreased $30.1 million, or 12.4%, to $211.6 million for the year ended December 31, 2019, from $241.6 million for the year ended December 31, 2018. The decrease was a result of a $32.3 million decrease in depreciation and amortization expense attributable to the non-comparable properties, which was partially offset by a $2.3 million increase in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $15.8 million, or 11.7%, to $119.3 million for the year ended December 31, 2019, from $135.1 million for the year ended December 31, 2018.  The decrease was attributable to a $17.1 million decrease in property tax, insurance and other expense attributable to the non-comparable properties, which was partially offset by a $1.3 million increase in property tax, insurance and other expense attributable to the comparable properties.

Impairment Loss

During the year ended December 31, 2019, the Company recorded an impairment loss of $13.5 million related to two hotel properties. The impairment was due to adverse changes in the operating performance of the hotels.

General and Administrative

General and administrative expense decreased $3.9 million, or 8.0%, to $45.3 million for the year ended December 31, 2019, from $49.2 million for the year ended December 31, 2018.  The decrease in general and administrative expense was primarily attributable to costs related to activity by an activist shareholder during the year ended December 31, 2018 and the accelerated vesting of restricted shares during the year ended December 31, 2018 as a result of our former President and Chief Executive Officer retiring in August 2018, partially offset by employee tax credits received during the year ended December 31, 2018.

Interest Expense

The components of our interest expense for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	For the year ended December 31,
	2019	2018	$ Change	% Change
Senior Notes	$23,793	$28,428	$(4,635)	(16.3)%
Revolver and Term Loans	42,272	43,458	(1,186)	(2.7)%
Mortgage loans	20,754	26,253	(5,499)	(20.9)%
Amortization of deferred financing costs	4,100	3,504	596	17.0%
Undesignated interest rate swaps	376	—	376	100.0%
Total interest expense	$91,295	$101,643	$(10,348)	(10.2)%

Interest expense decreased $10.3 million, or 10.2%, to $91.3 million for the year ended December 31, 2019, from $101.6 million for the year ended December 31, 2018.  The decrease in interest expense was primarily due to the redemption of the 5.625% Senior Secured Notes due 2023 (the "senior secured notes") in March 2018, the repayment of an $85.0 million mortgage loan in November 2018, the lower average outstanding borrowings under the Revolver and the impact of the refinancing transactions that occurred during the year ended December 31, 2019.

(Loss) Gain on Sale of Hotel Properties, net

During the year ended December 31, 2019, the Company sold 47 hotel properties in five separate transactions for a total sales price of approximately $721.0 million. In connection with these transactions, the Company recorded an aggregate $9.3 million net loss on the sales. During the year ended December 31, 2018, the Company sold seven hotel properties and a parcel of land for a total sales price of approximately $530.9 million. In connection with these transactions, the Company recorded an aggregate $30.3 million net gain on sales.

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

Income Taxes

As part of our structure, we own TRSs that are subject to U.S. federal and state income taxes. Income tax benefit (expense) decreased $12.5 million, or 142.7%, to a $3.8 million benefit for the year ended December 31, 2019, from an $8.8 million expense for the year ended December 31, 2018. The decrease in income tax benefit (expense) was primarily due to the recognition of additional tax benefit for the year related to the reassessment of the realizability of acquired NOLs arising from the FelCor merger transaction due to the early termination of the Wyndham management agreements.

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our performance: (1) FFO, (2) Adjusted FFO, (3) EBITDA, (4) EBITDAre and (5) Adjusted EBITDA. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income as a measure of our operating performance. FFO, Adjusted FFO, EBITDA, EBITDAre, and Adjusted EBITDA, as calculated by us, may not be comparable to FFO, Adjusted FFO, EBITDA, EBITDAre and Adjusted EBITDA as reported by other companies that do not define such terms exactly as we define such terms.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the years ended December 31, 2019 and 2018 (in thousands):

	For the year ended December 31,
	2019	2018
Net income	$129,379	$190,862
Preferred dividends	(25,115)	(25,115)
Preferred distributions - consolidated joint venture	(186)	(1,483)
Redemption of preferred equity - consolidated joint venture	(1,153)	—
Depreciation and amortization	211,584	241,641
Impairment loss	13,500	—
Loss (gain) on sale of hotel properties, net	9,300	(30,941)
Noncontrolling interest in consolidated joint ventures	289	(17)
Adjustments related to consolidated joint ventures (1)	(298)	(307)
Adjustments related to unconsolidated joint ventures (2)	4,379	2,644
FFO	341,679	377,284
Transaction costs	1,211	2,057
Loss (gain) on extinguishment of indebtedness, net	214	(5,996)
Amortization of share-based compensation	11,459	12,251
Non-cash income tax (benefit) expense	(6,818)	6,584
Other expenses (3)	2,538	3,558
Adjusted FFO	$350,283	$395,738

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint ventures.

(2)	Includes our ownership interest in the depreciation and amortization expense and loss on sale of the unconsolidated joint ventures.

(3)
Represents income and expenses outside of the normal course of operations, including debt modification and extinguishment costs, hurricane-related costs that were not reimbursed by insurance, unrealized gains and losses on certain discontinued cash flow hedges, activist shareholder costs, executive transition costs, receipts of pre-merger employee tax credits, and non-cash changes to pre-merger insurance reserves.

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

In addition to EBITDA, we present EBITDAre in accordance with NAREIT guidelines, which defines EBITDAre as net income or loss excluding interest expense, income tax benefit or expense, depreciation and amortization expense, gains or losses from sales of real estate, impairment, and adjustments for unconsolidated joint ventures. We believe that the presentation of EBITDAre provides useful information to investors regarding the Company’s operating performance and can facilitate comparisons of operating performance between periods and between REITs.

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

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the years ended December 31, 2019 and 2018 (in thousands):

	For the year ended December 31,
	2019	2018
Net income	$129,379	$190,862
Depreciation and amortization	211,584	241,641
Interest expense, net	82,575	96,752
Income tax (benefit) expense	(3,751)	8,793
Adjustments related to unconsolidated joint ventures (1)	2,799	3,152
EBITDA	422,586	541,200
Loss (gain) on sale of hotel properties, net	9,300	(30,941)
Impairment loss	13,500	—
Loss on sale of unconsolidated joint ventures (2)	2,075	—
EBITDAre	447,461	510,259
Transaction costs	1,211	2,057
Loss (gain) on extinguishment of indebtedness, net	214	(5,996)
Amortization of share-based compensation	11,459	12,251
Other expenses (3)	2,144	3,558
Adjusted EBITDA	$462,489	$522,129

(1)	Includes our ownership interest of the interest, depreciation, and amortization expense of the unconsolidated joint ventures.

(2)	Includes our ownership interest in the loss on sale of the unconsolidated joint ventures associated with two resort hotel properties sold by the Company in Myrtle Beach, SC.

(3)
Represents income and expenses outside of the normal course of operations, including debt modification and extinguishment costs, hurricane-related costs that were not reimbursed by insurance, activist shareholder costs, executive transition costs, receipts of pre-merger employee tax credits, and non-cash changes to pre-merger insurance reserves.

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

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances, short-term borrowings under our Revolver, proceeds from the sale of hotel properties, and proceeds from public offerings of common shares.

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

Sources and Uses of Cash

As of December 31, 2019, we had $927.2 million of cash, cash equivalents, and restricted cash reserves as compared to $384.8 million at December 31, 2018.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $397.3 million and $394.8 million, for the years ended December 31, 2019 and 2018, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Cash flow from operating activities for the year ended December 31, 2019 include a one-time termination payment of $35.0 million from Wyndham. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2019 and 2018.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $530.4 million for the year ended December 31, 2019 primarily due to $685.9 million of net cash proceeds from the sale of hotel properties, partially offset by $157.4 million in routine capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $277.1 million for the year ended December 31, 2018 primarily due to $475.1 million of net cash proceeds from the sale of hotel properties, partially offset by $197.6 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $385.4 million for the year ended December 31, 2019 primarily due to $254.6 million in distributions to shareholders and unitholders, $77.8 million paid to repurchase common shares under a share repurchase program, a payment of $45.6 million to redeem the preferred equity in a consolidated joint venture, and $10.1 million in deferred financing cost payments.

The net cash flow used in financing activities totaled $946.2 million for the year ended December 31, 2018 primarily due to a payment of $539.0 million to redeem the senior secured notes, $257.4 million in distributions to shareholders and unitholders, $113.1 million in repayments of mortgage loans, $21.8 million paid to repurchase common shares under a share repurchase program, $6.3 million in scheduled mortgage loans principal payments, $3.6 million in deferred financing cost payments, and $3.6 million paid to repurchase common shares to satisfy employee tax withholding requirements.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2019, approximately $39.3 million was held in FF&E reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements

As of December 31, 2019, we owned 50% interests in joint ventures that owned two hotel properties. We own more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our trustees, officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $20.4 million of non-recourse mortgage debt, of which our pro rata portion was $10.2 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity's obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044 and 2094.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2019 (in thousands):

Obligations and Commitments	2020	2021	2022	2023	2024	Thereafter	Total
Senior Notes and interest (1)	$28,493	$28,493	$28,493	$28,493	$28,493	$486,760	$629,225
Mortgage loans and interest (1)	22,177	23,077	353,682	5,637	182,575	—	587,148
Revolver and Term Loans and interest (1)	39,919	39,919	185,587	638,314	11,673	404,475	1,319,887
Operating lease obligations	11,141	11,735	10,124	10,188	10,215	544,201	597,604
	$101,730	$103,224	$577,886	$682,632	$232,956	$1,435,436	$3,133,864

(1)	Amounts include principal and interest payments. The interest payments are based on the interest rate at December 31, 2019, giving consideration to the effect of interest rate swaps, if applicable.

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

We assess the carrying value of our investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  The recoverability is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated from the operations and the eventual disposition of the hotel properties over the estimated hold period, which take into account current market conditions and our intent with respect to holding or disposing of the hotel properties.  If our analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general, including discount rates, terminal capitalization rates, average daily rates, occupancy rates, operating expenses and capital expenditures, and our intent with respect to holding or disposing of the underlying hotel properties. Fair value may also be based on assumptions including, but not limited to, room revenue multiples and comparable sales adjusted for capital expenditures, if necessary.

Revenue

Our revenues consist of room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as parking fees, resort fees, gift shop sales and other guest service fees). A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. Our contracts generally have a single performance obligation, such as renting a hotel room to a customer, or providing food and beverage to a customer, or providing a hotel property-related good or service to a customer. Our performance obligations are generally satisfied at a point in time.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2019, we had approximately $1.6 billion of total variable rate debt outstanding (or 71.4% of total indebtedness) with a weighted-average interest rate of 3.36% per annum.  After taking into consideration the effect of interest rate swaps, 99.9% of our total indebtedness was fixed or effectively fixed. As of December 31, 2019, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by less than $0.1 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2019, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Fixed rate debt (1)	$3,098	$3,557	$140,386	$—	$—	$474,888	$621,929
Weighted-average interest rate	5.01%	5.01%	5.01%	—%	—%	6.00%	5.77%
Variable rate debt (1)	$—	$—	$350,000	$625,000	$181,000	$400,000	$1,556,000
Weighted-average interest rate (2)	—%	—%	3.22%	3.78%	3.11%	2.92%	3.36%
Total (3)	$3,098	$3,557	$490,386	$625,000	$181,000	$874,888	$2,177,929

(1)	Excludes $6.2 million and $3.9 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.

(2)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

(3)	Excludes a total of $27.9 million related to fair value adjustments on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements.  As of December 31, 2019, the estimated fair value of our fixed rate debt was $651.0 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remained constant, we expect the fair value of our debt would decrease by approximately $3.9 million.

Item 8.    Financial Statements and Supplementary Data

Refer to the Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, the Company's disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                     Other information

None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2019, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions and Director Independence

The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:
(1)   Financial Statements — Refer to the Index to Financial Statements on page F-1
(2)   Financial Statement Schedules — The following financial statement schedule is included herein on pages F-46 through F-50:
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

4.7	Description of Registered Securities
10.1	Amended and Restated Agreement of Limited Partnership, dated May 13, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

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
10.15
Employment Agreement, dated as of May 14, 2015, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Robert L. Johnson (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 20, 2015)

10.16
Employment Agreement, dated as of February 14, 2020 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 20, 2020)

10.17
Employment Agreement, dated as of July 16, 2018, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., and Sean Mahoney (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 20, 2018).

10.18
Third Amended and Restated Credit Agreement, dated as of December 18, 2019, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 19, 2019)

10.19
Third Amendment and Restated Guaranty, dated as of December 18, 2019, by and among RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto and Wells Fargo Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 19, 2019)

10.20
Term Loan Agreement, dated as of November 20, 2012, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Capital One, N.A., as Documentation Agent, Raymond James, as Managing Agent, Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.21
First Amendment to Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.22
Second Amendment to Term Loan Agreement, dated as of June 1, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.23
Third Amendment to Term Loan Agreement, dated as of November 12, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.24
Fourth Amendment to Term Loan Agreement and First Amendment to Guaranty, dated as of April 22, 2016, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 28, 2016)

10.25
Fifth Amendment to Term Loan Agreement, dated August 31, 2017, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 1, 2017)

10.26
Sixth Amendment to Term Loan Agreement, dated January 25, 2018, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 31, 2018)

10.27
Seventh Amendment to Term Loan Agreement, dated as of December 18, 2019, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 19, 2019)

10.28
Additional Lender Supplement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.29
Guaranty, dated as of November 20, 2012, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.30
Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Compass Bank, an Alabama Banking Corporation, and U.S. Bank National Association, as Documentation Agents, and Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.31
Guaranty, dated as of August 27, 2013, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.32
First Amendment to Term Loan Agreement, dated as of June 1, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.33
Second Amendment to Term Loan Agreement, dated as of November 12, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.34
Additional Term Loan Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2014)

10.35
Additional Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 25, 2014)

21.1*	List of subsidiaries of RLJ Lodging Trust
23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document	Submitted electronically with this report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)
_______________________________________________________________________________
 *Filed herewith

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2020.

RLJ LODGING TRUST
By:	/s/ LESLIE D. HALE
Leslie D. Hale President and Chief Executive Officer and Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. JOHNSON	Executive Chairman and Trustee	February 26, 2020
Robert L. Johnson
/s/ LESLIE D. HALE	President and Chief Executive Officer and Trustee (Principal Executive Officer)	February 26, 2020
Leslie D. Hale
/s/ SEAN M. MAHONEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2020
Sean M. Mahoney
/s/ CHRISTOPHER A. GORMSEN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2020
Christopher A. Gormsen
/s/ EVAN BAYH	Trustee	February 26, 2020
Evan Bayh
/s/ ARTHUR R. COLLINS	Trustee	February 26, 2020
Arthur R. Collins
/s/ NATHANIEL A. DAVIS	Trustee	February 26, 2020
Nathaniel A. Davis
/s/ PATRICIA L. GIBSON	Trustee	February 26, 2020
Patricia L. Gibson
/s/ ROBERT M. LA FORGIA	Trustee	February 26, 2020
Robert M. La Forgia
/s/ ROBERT J. MCCARTHY	Trustee	February 26, 2020
Robert J. McCarthy
/s/ GLENDA G. MCNEAL	Trustee	February 26, 2020
Glenda G. McNeal

Item 8.         Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of RLJ Lodging Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of RLJ Lodging Trust and its subsidiaries (the Company) as listed in the accompanying index (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Investments in Hotel Properties

As described in Notes 2 and 4 to the consolidated financial statements, management assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. As of December 31, 2019, investments in hotel properties totaled $4.6 billion and during the year ended December 31, 2019, the Company recorded an impairment loss of $13.5 million. The recoverability is measured by comparing the carrying amount to management’s estimated undiscounted future cash flows expected to be generated from the operations and the eventual disposition of the hotel properties over the estimated hold period, which take into account current market conditions and management’s intent with respect to holding or disposing of the hotel properties. If management’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined by management through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. Management estimated the fair value of the hotels using a weighted valuation approach considering room revenue multiples and comparable sales adjusted for capital expenditures.

The principal considerations for our determination that performing procedures relating to the impairment assessment of investments in hotel properties is a critical audit matter are (i) there was significant judgment by management to identify events or changes in circumstances indicating that the carrying amounts may not be recoverable, develop the projected future cash flows and, if impairment was determined to exist, the fair value estimate of investments in hotel properties, which led to a high degree of auditor judgment and subjectivity in applying procedures relating to the determination of those events or changes in circumstances, projected future cash flows and the fair value estimate of investments in hotel properties, and (ii) significant auditor judgment and significant audit effort was necessary to evaluate the audit evidence for the significant assumptions, including management’s intent with respect to holding or disposing of the underlying hotel properties used in management’s projected future cash flows, and comparable sales and capital expenditures used in management’s fair value estimate of investments in hotel properties.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s identification of events or changes in circumstances indicating that the carrying amounts may not be recoverable and the impairment assessment of investments in hotel properties, including controls over determining significant assumptions and calculations of projected future cash flows and the fair value estimate of investments in hotel properties. These procedures also included, among others, testing management’s process for (i) identifying investments in hotel properties to be evaluated for impairment; (ii) developing the projected future cash flows; and (iii) estimating the fair value of those investments in hotel properties. Testing management’s process included evaluating the appropriateness of the valuation methods and models used to estimate fair value and the reasonableness of significant assumptions, including management’s intent with respect to holding or disposing of the underlying hotel properties used in management’s projected future cash flows, and comparable sales and capital expenditures used in management’s fair value estimate of investments in hotel properties, as well as testing the completeness and accuracy of the data utilized by management.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 26, 2020

We have served as the Company’s auditor since 2001.

RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Investment in hotel properties, net	$4,614,966	$5,378,651
Investment in unconsolidated joint ventures	15,171	22,279
Cash and cash equivalents	882,474	320,147
Restricted cash reserves	44,686	64,695
Hotel and other receivables, net of allowance of $251 and $598, respectively	39,762	52,115
Lease right-of-use assets	144,358	—
Deferred income tax asset, net	51,447	44,629
Intangible assets, net	—	52,448
Prepaid expense and other assets	58,536	67,367
Total assets	$5,851,400	$6,002,331
Liabilities and Equity
Debt, net	$2,195,707	$2,202,676
Accounts payable and other liabilities	183,408	203,833
Advance deposits and deferred revenue	57,459	25,411
Lease liabilities	121,154	—
Accrued interest	3,024	7,913
Distributions payable	64,165	65,557
Total liabilities	2,624,917	2,505,390

Commitments and Contingencies (Note 12)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at December 31, 2019 and 2018	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 169,852,246 and 174,019,616 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,699	1,740
Additional paid-in capital	3,127,982	3,195,381
Accumulated other comprehensive (loss) income	(19,514)	16,195
Distributions in excess of net earnings	(274,769)	(150,476)
Total shareholders’ equity	3,202,334	3,429,776
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	14,065	11,908
Noncontrolling interest in the Operating Partnership	10,084	10,827
Total noncontrolling interest	24,149	22,735
Preferred equity in a consolidated joint venture, liquidation value of $45,544 at December 31, 2018	—	44,430
Total equity	3,226,483	3,496,941
Total liabilities and equity	$5,851,400	$6,002,331

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2019	2018	2017
Revenues
Operating revenues
Room revenue	$1,317,085	$1,473,047	$1,146,882
Food and beverage revenue	177,499	205,518	157,672
Other revenue	71,608	82,659	51,707
Total revenues	1,566,192	1,761,224	1,356,261
Expenses
Operating expenses
Room expense	329,077	364,820	270,729
Food and beverage expense	134,206	157,156	113,914
Management and franchise fee expense	120,797	138,143	122,633
Other operating expense	373,130	417,110	304,595
Total property operating expenses	957,210	1,077,229	811,871
Depreciation and amortization	211,584	241,641	186,993
Impairment loss	13,500	—	—
Property tax, insurance and other	119,287	135,059	91,406
General and administrative	45,252	49,195	40,453
Transaction costs	1,211	2,057	44,398
Total operating expenses	1,348,044	1,505,181	1,175,121
Other income	1,242	2,791	269
Interest income	8,720	4,891	2,987
Interest expense	(91,295)	(101,643)	(78,322)
(Loss) gain on sale of hotel properties, net	(9,300)	30,941	8,980
(Loss) gain on extinguishment of indebtedness, net	(214)	5,996	—
Gain on settlement of an investment in loan	—	—	2,670
Income before equity in (loss) income from unconsolidated joint ventures	127,301	199,019	117,724
Equity in (loss) income from unconsolidated joint ventures	(1,673)	636	133
Income before income tax benefit (expense)	125,628	199,655	117,857
Income tax benefit (expense)	3,751	(8,793)	(42,118)
Net income	129,379	190,862	75,739
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	289	(17)	(117)
Noncontrolling interest in the Operating Partnership	(487)	(719)	(291)
Preferred distributions - consolidated joint venture	(186)	(1,483)	(496)
Redemption of preferred equity - consolidated joint venture	(1,153)	—	—
Net income attributable to RLJ	127,842	188,643	74,835
Preferred dividends	(25,115)	(25,115)	(8,372)
Net income attributable to common shareholders	$102,727	$163,528	$66,463

Basic per common share data:
Net income per share attributable to common shareholders	$0.59	$0.93	$0.47
Weighted-average number of common shares	171,287,086	174,225,130	140,616,838

Diluted per common share data:
Net income per share attributable to common shareholders	$0.59	$0.93	$0.47
Weighted-average number of common shares	171,388,476	174,316,405	140,694,049

Comprehensive income:
Net income	$129,379	$190,862	$75,739
Unrealized (loss) gain on interest rate derivatives	(33,459)	7,349	13,748
Reclassification of unrealized gain on discontinued interest rate derivatives to interest expense	(2,250)	—	—
Comprehensive income	93,670	198,211	89,487
Comprehensive income attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	289	(17)	(117)
Noncontrolling interest in the Operating Partnership	(487)	(719)	(291)
Preferred distributions - consolidated joint venture	(186)	(1,483)	(496)
Comprehensive income attributable to RLJ	$93,286	$195,992	$88,583

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Distributions in excess of net earnings)	Accumulated Other Comprehensive (Loss) Income	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2016	—	—	124,364,178	$1,244	$2,187,333	$38,249	$(4,902)	$7,380	$5,973	$—	$2,235,277
Net income	—	—	—	—	—	74,835	—	291	117	496	75,739
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	13,748	—	—	—	13,748
Issuance of common shares	—	—	50,358,104	504	1,015,723	—	—	—	—	—	1,016,227
Issuance of Operating Partnership units	—	—	—	—	—	—	—	4,342	—	—	4,342
Issuance of Series A Cumulative Convertible Preferred Shares	12,879,475	366,936	—	—	—	—	—	—	—	—	366,936
Noncontrolling interest recorded in connection with the Mergers	—	—	—	—	—	—	—	—	5,493	—	5,493
Preferred equity in a consolidated joint venture	—	—	—	—	—	—	—	—	—	44,430	44,430
Issuance of restricted stock	—	—	425,076	4	(4)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	10,607	—	—	—	—	—	10,607
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(144,766)	(2)	(3,048)	—	—	—	—	—	(3,050)
Shares acquired as part of a share repurchase program	—	—	(122,508)	(1)	(2,609)	—	—	—	—	—	(2,610)
Forfeiture of restricted stock	—	—	(11,038)	—	—	—	—	—	—	—	—
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	117	—	117
Distributions on preferred shares	—	—	—	—	—	(8,372)	—	—	—	—	(8,372)
Distributions on common shares and units	—	—	—	—	—	(187,278)	—	(832)	—	—	(188,110)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(496)	(496)
Balance at December 31, 2017	12,879,475	$366,936	174,869,046	$1,749	$3,208,002	$(82,566)	$8,846	$11,181	$11,700	$44,430	$3,570,278

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2017	12,879,475	$366,936	174,869,046	$1,749	$3,208,002	$(82,566)	$8,846	$11,181	$11,700	$44,430	$3,570,278
Net income	—	—	—	—	—	188,643	—	719	17	1,483	190,862
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	7,349	—	—	—	7,349
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(14)	—	—	(14)
Issuance of restricted stock	—	—	592,673	6	(6)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	12,769	—	—	—	—	—	12,769
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(166,221)	(2)	(3,583)	—	—	—	—	—	(3,585)
Shares acquired as part of a share repurchase program	—	—	(1,162,557)	(12)	(21,802)	—	—	—	—	—	(21,814)
Forfeiture of restricted stock	—	—	(113,325)	(1)	1	—	—	—	—	—	—
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	191	—	191
Distributions on preferred shares	—	—	—	—	—	(25,115)	—	—	—	—	(25,115)
Distributions on common shares and units	—	—	—	—	—	(231,438)	—	(1,059)	—	—	(232,497)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(1,483)	(1,483)
Balance at December 31, 2018	12,879,475	$366,936	174,019,616	$1,740	$3,195,381	$(150,476)	$16,195	$10,827	$11,908	$44,430	$3,496,941

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income (Loss)	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2018	12,879,475	$366,936	174,019,616	$1,740	$3,195,381	$(150,476)	$16,195	$10,827	$11,908	$44,430	$3,496,941
Net income (loss)	—	—	—	—	—	127,842	—	487	(289)	1,339	129,379
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(33,459)	—	—	—	(33,459)
Reclassification of unrealized gain on discontinued cash flow hedges to interest expense	—	—	—	—	—	—	(2,250)	—	—	—	(2,250)
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(9)	—	—	(9)
Issuance of restricted stock	—	—	530,436	5	(5)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	12,196	—	—	—	—	—	12,196
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(103,741)	(1)	(1,801)	—	—	—	—	—	(1,802)
Shares acquired as part of a share repurchase program	—	—	(4,575,170)	(45)	(77,789)	—	—	—	—	—	(77,834)
Forfeiture of restricted stock	—	—	(18,895)	—	—	—	—	—	—	—	—
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	2,446	—	2,446
Distributions on preferred shares	—	—	—	—	—	(25,115)	—	—	—	—	(25,115)
Distributions on common shares and units	—	—	—	—	—	(227,020)	—	(1,221)	—	—	(228,241)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(186)	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	—	(45,583)	(45,583)
Balance at December 31, 2019	12,879,475	$366,936	169,852,246	$1,699	$3,127,982	$(274,769)	$(19,514)	$10,084	$14,065	$—	$3,226,483

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the year ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$129,379	$190,862	$75,739
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties, net	9,300	(30,941)	(8,980)
Loss (gain) on extinguishment of indebtedness, net	214	(5,996)	—
Gain on settlement of an investment in loan	—	—	(2,670)
Depreciation and amortization	211,584	241,641	186,993
Amortization of deferred financing costs	4,100	3,504	3,499
Other amortization	(2,055)	(3,081)	(2,098)
Unrealized loss on discontinued cash flow hedges	376	—	—
Equity in loss (income) from unconsolidated joint ventures	1,673	(636)	(133)
Distributions of income from unconsolidated joint ventures	1,964	2,591	1,900
Accretion of interest income on an investment in loan	—	—	(664)
Impairment loss	13,500	—	—
Amortization of share-based compensation	11,459	12,251	10,607
Deferred income taxes	(6,818)	8,384	40,140
Changes in assets and liabilities:
Hotel and other receivables, net	8,813	5,580	(5,686)
Prepaid expense and other assets	(6,335)	351	3,805
Accounts payable and other liabilities	(10,706)	(20,590)	(27,575)
Advance deposits and deferred revenue	35,766	82	(5,307)
Accrued interest	(4,889)	(9,168)	(8,975)
Net cash flow provided by operating activities	397,325	394,834	260,595
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	685,870	475,063	180,279
Acquisition of FelCor, net of cash acquired	—	—	(24,883)
Improvements and additions to hotel properties	(157,354)	(197,599)	(103,208)
Contributions to unconsolidated joint ventures	(603)	(350)	—
Distributions from unconsolidated joint ventures in excess of earnings	2,499	—	—
Proceeds from the settlement of an investment in loan	—	—	12,792
Net cash flow provided by investing activities	530,412	277,114	64,980
Cash flows from financing activities
Borrowings under Revolver	140,000	300,000	—
Repayments under Revolver	(140,000)	(300,000)	—
Redemption of senior notes	(112)	(539,026)	(990)
Proceeds from mortgage loans	381,000	—	—
Scheduled mortgage loan principal payments	(3,979)	(6,335)	(4,770)
Repayments of mortgage loans	(374,500)	(113,137)	—
Repurchase of common shares under a share repurchase program	(77,834)	(21,814)	(2,610)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,802)	(3,585)	(3,050)
Distributions on preferred shares	(25,115)	(25,115)	(6,279)
Distributions on common shares	(228,287)	(231,188)	(169,942)
Distributions on Operating Partnership units	(1,230)	(1,050)	(775)
Payments of deferred financing costs	(10,111)	(3,640)	(1,582)
Preferred distributions - consolidated joint venture	(312)	(1,483)	(496)
Redemption of preferred equity - consolidated joint venture	(45,583)	—	—
Contributions from consolidated joint venture partners	2,446	191	117
Net cash flow used in financing activities	(385,419)	(946,182)	(190,377)
Net change in cash, cash equivalents, and restricted cash reserves	542,318	(274,234)	135,198
Cash, cash equivalents, and restricted cash reserves, beginning of year	384,842	659,076	523,878
Cash, cash equivalents, and restricted cash reserves, end of year	$927,160	$384,842	$659,076
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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2019, there were 170,624,989 units of limited partnership interest in the Operating Partnership (“OP units”) outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of December 31, 2019, the Company owned 104 hotel properties with approximately 22,700 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 100 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 102 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 103 of the 104 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

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

Revenue

Substantially all of the Company's revenues are derived from the operation of hotel properties. The Company generates room revenue by renting hotel rooms to customers at its hotel properties. The Company generates food and beverage revenue from the sale of food and beverage to customers at its hotel properties. The Company generates other revenue from parking fees, resort fees, gift shop sales and other guest service fees at its hotel properties.

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

The Company assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated from the operations and the eventual disposition of the hotel properties over the estimated hold period, which take into account current market conditions and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general, including discount rates, terminal capitalization rates, average daily rates, occupancy rates, operating expenses and capital expenditures, and the Company's intent with respect to holding or disposing of the underlying hotel properties. Fair value may also be based on assumptions including, but not limited to, room revenue multiples and comparable sales adjusted for capital expenditures, if necessary.

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

Deferred Financing Costs

Deferred financing costs are the costs incurred to obtain long-term financing. The deferred financing costs are recorded at cost and are amortized using the straight-line method, which approximates the effective interest method, over the respective term of the financing agreement and are included as a component of interest expense in the consolidated statements of operations and comprehensive income. The Company expenses unamortized deferred financing costs when the associated financing agreement is refinanced or repaid before the maturity date, unless certain criteria are met that would allow for the carryover of such costs to the refinanced agreement. The Company presents the deferred financing costs for its Term Loans (as defined in Note 9) and mortgage loans on the balance sheet as a direct deduction from the carrying amount of the respective debt liability, which is included in debt, net, in the accompanying consolidated balance sheets. The Company presents the deferred financing costs for its unsecured revolving credit facility (the "Revolver") on the balance sheet as an asset, which is included in prepaid expense and other assets in the accompanying consolidated balance sheets.

For the years ended December 31, 2019, 2018 and 2017, approximately $4.1 million, $3.5 million and $3.5 million, respectively, of amortization expense was recorded as a component of interest expense in the consolidated statements of operations and comprehensive income.

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

Derivative Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company utilizes a variety of borrowing vehicles, including the Revolver and medium and long-term financings. The Company reduces its risk to interest rate changes by following its established risk management policies and procedures, including the use of derivative financial instruments to manage, or hedge, interest rate risk. To mitigate the Company's exposure to interest rate changes, the Company uses interest rate derivative instruments, typically interest rate swaps, to convert a portion of its variable rate debt to fixed rate debt. The Company attempts to require the hedging derivative instruments to be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Derivative instruments that meet the hedging criteria are formally designated as cash flow hedges at the inception of the derivative contract. The Company does not use derivative instruments for trading or speculative purposes.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The Company adopted this standard on January 1, 2019 using the modified retrospective transition approach. There are two methods of applying the modified retrospective transition approach and the Company elected to not adjust the comparative periods in the consolidated financial statements and footnotes. The comparative historical periods will be presented in accordance with ASC 840, Leases.

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

The Company's leases include a base lease payment, which is recognized as lease expense on a straight-line basis over the lease term. In addition, certain of the Company's leases may include an additional lease payment that is based on either (i) a percentage of the respective hotel property's financial results, or (ii) the frequency to which the leased asset is used; all of which are recognized as variable lease expense, when incurred, in the consolidated statements of operations and comprehensive income. The variable lease expense incurred by the Company was not based on an index or rate.

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

There was no impact to the Company’s consolidated statements of operations and comprehensive income and the consolidated statements of cash flows. Refer to Note 12, Commitments and Contingencies, for the Company's disclosures about its lease contracts.

Noncontrolling Interests

The consolidated financial statements include all subsidiaries controlled by the Company. For the controlled subsidiaries that are not wholly-owned, the third-party ownership interest represents a noncontrolling interest, which is presented separately in the consolidated financial statements.

As of December 31, 2019 and 2018, the Company consolidated the Operating Partnership, which has a 0.5% third-party ownership interest. The third-party ownership interest is included in the noncontrolling interest in the Operating Partnership in the equity section of the consolidated balance sheets. The portion of the income and losses associated with the third-party ownership interest are included in the noncontrolling interest in the Operating Partnership in the consolidated statements of operations and comprehensive income.

As of December 31, 2019 and 2018, the Company consolidated the joint venture that owns the DoubleTree Metropolitan Hotel New York City hotel property; this joint venture has a 1.7% third-party ownership interest in the joint venture. The Company also consolidated the joint venture that owns The Knickerbocker hotel property; this joint venture has a 5% third-party ownership interest in the joint venture. In addition, the Company consolidated the operating lessee of the Embassy Suites Secaucus - Meadowlands hotel property through its 51% controlling financial interest in the operating lessee of the joint venture; this joint venture has a 49% third-party ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures in the equity section of the consolidated balance sheets. The income and losses associated with the third-party ownership interest are included in the noncontrolling interest in consolidated joint ventures in the consolidated statements of operations and comprehensive income.

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

The Company accounted for the Mergers under the acquisition method of accounting in ASC 805, Business Combinations. As a result of the Mergers, the Company acquired an ownership interest in the following 37 hotel properties:

Hotel Property Name	Location	Ownership Interest	Management Company	Rooms
DoubleTree Suites by Hilton Austin	Austin, TX	100%	Hilton	188
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	Orlando, FL	100%	Hilton	229
Embassy Suites Atlanta - Buckhead	Atlanta, GA	100%	Hilton	316
Embassy Suites Birmingham	Birmingham, AL	100%	Hilton	242
Embassy Suites Boston Marlborough (1)	Marlborough, MA	100%	Hilton	229
Embassy Suites Dallas - Love Field	Dallas, TX	100%	Aimbridge Hospitality	248
Embassy Suites Deerfield Beach - Resort & Spa	Deerfield Beach, FL	100%	Hilton	244
Embassy Suites Fort Lauderdale 17th Street	Fort Lauderdale, FL	100%	Hilton	361
Embassy Suites Los Angeles - International Airport South	El Segundo, CA	100%	Hilton	349
Embassy Suites Mandalay Beach - Hotel & Resort	Oxnard, CA	100%	Hilton	250
Embassy Suites Miami - International Airport	Miami, FL	100%	Hilton	318
Embassy Suites Milpitas Silicon Valley	Milpitas, CA	100%	Hilton	266
Embassy Suites Minneapolis - Airport	Bloomington, MN	100%	Hilton	310
Embassy Suites Myrtle Beach - Oceanfront Resort (11)	Myrtle Beach, SC	100%	Hilton	255
Embassy Suites Napa Valley (2)	Napa, CA	100%	Hilton	205
Embassy Suites Orlando - International Drive South/Convention Center	Orlando, FL	100%	Hilton	244
Embassy Suites Phoenix - Biltmore	Phoenix, AZ	100%	Hilton	232
Embassy Suites San Francisco Airport - South San Francisco	San Francisco, CA	100%	Hilton	312
Embassy Suites San Francisco Airport - Waterfront	Burlingame, CA	100%	Hilton	340
Embassy Suites Secaucus - Meadowlands (3)	Secaucus, NJ	50%	Hilton	261
Hilton Myrtle Beach Resort (11)	Myrtle Beach, SC	100%	Hilton	385
Holiday Inn San Francisco - Fisherman's Wharf (4)	San Francisco, CA	100%	InterContinental Hotels	585
San Francisco Marriott Union Square	San Francisco, CA	100%	Marriott	400
Sheraton Burlington Hotel & Conference Center (5) (6)	Burlington, VT	100%	Marriott	309
Sheraton Philadelphia Society Hill Hotel (7)	Philadelphia, PA	100%	Marriott	364
The Fairmont Copley Plaza (8)	Boston, MA	100%	FRHI Hotels & Resorts	383
The Knickerbocker New York	New York, NY	95%	Highgate Hotels	330
The Mills House Wyndham Grand Hotel	Charleston, SC	100%	Wyndham	216
The Vinoy Renaissance St. Petersburg Resort & Golf Club (9)	St. Petersburg, FL	100%	Marriott	361
Wyndham Boston Beacon Hill	Boston, MA	100%	Wyndham	304
Wyndham Houston - Medical Center Hotel & Suites	Houston, TX	100%	Wyndham	287
Wyndham New Orleans - French Quarter	New Orleans, LA	100%	Wyndham	374
Wyndham Philadelphia Historic District	Philadelphia, PA	100%	Wyndham	364
Wyndham Pittsburgh University Center	Pittsburgh, PA	100%	Wyndham	251
Wyndham San Diego Bayside	San Diego, CA	100%	Wyndham	600
Wyndham Santa Monica At The Pier	Santa Monica, CA	100%	Wyndham	132
Chateau LeMoyne - French Quarter, New Orleans (10)	New Orleans, LA	50%	InterContinental Hotels	171
				11,215

(1)	In February 2018, the Company sold this hotel property for a sale price of $23.7 million.

(2)	In July 2018, the Company sold this hotel property for a sale price of $102.0 million.

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

(11)	In June 2019, the Company sold the two Myrtle Beach, South Carolina hotels for $153.3 million.

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

The transaction costs primarily related to transfer taxes, including any refund of transfer taxes, and financial advisory, legal, and other professional service fees in connection with the Mergers. The integration costs primarily related to professional fees and employee-related costs, including compensation for transition employees. The merger-related costs noted above were expensed to transaction costs in the accompanying consolidated statements of operations and comprehensive income. There were no merger-related costs incurred during the year ended December 31, 2019.

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

For the year ended December 31, 2017
(unaudited)
Revenue	$1,893,899
Net income attributable to common shareholders	$110,231
Net income per share attributable to common shareholders - basic	$0.63
Net income per share attributable to common shareholders - diluted	$0.63
Weighted-average number of shares outstanding - basic	174,142,918
Weighted-average number of shares outstanding - diluted	174,220,129

4. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Land and improvements	$1,088,436	$1,209,416
Buildings and improvements	4,039,012	4,694,490
Furniture, fixtures and equipment	685,699	813,797
	5,813,147	6,717,703
Accumulated depreciation	(1,198,181)	(1,339,052)
Investment in hotel properties, net	$4,614,966	$5,378,651

For the years ended December 31, 2019, 2018 and 2017, the Company recognized depreciation expense related to its investment in hotel properties of approximately $209.6 million, $233.8 million and $182.0 million, respectively.

Impairment

During the year ended December 31, 2019, the Company recorded an impairment loss of $13.5 million related to two hotel properties. The Company evaluated the recoverability of the carrying value of the hotels due to adverse changes in the operating performance of the hotels. Based on an analysis of the estimated undiscounted net cash flows, the Company concluded that the carrying value of the hotels was not recoverable. The Company estimated the fair value of the hotels using a weighted valuation approach considering room revenue multiples and comparable sales adjusted for capital expenditures. The valuation approach included significant unobservable inputs, including revenue growth projections and prevailing market multiples, from third party sources. There were no impairment losses recorded during the years ended December 31, 2018 or 2017.

5. Investment in Unconsolidated Joint Ventures

As of December 31, 2019 and 2018, the Company owned 50% interests in joint ventures that owned two hotel properties. As of December 31, 2018, the Company also owned 50% interests in joint ventures that were associated with two resort hotel properties owned by the Company in Myrtle Beach, SC. In June 2019, the Company sold the two hotels and the joint ventures sold their assets. The Company recorded a loss of $2.1 million as a result of the joint ventures' sale of their assets, which is included in equity in (loss) income of unconsolidated entities in the accompanying consolidated statements of operations. Refer to Note 7, Sale of Hotel Properties, for more information regarding the sale of the hotels.

The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in (loss) income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of December 31, 2019 and 2018, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	December 31, 2019	December 31, 2018
Equity basis of the joint venture investments	$(4,236)	$117
Cost of the joint venture investments in excess of the joint venture book value	19,407	22,162
Investment in unconsolidated joint ventures	$15,171	$22,279

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

	For the year ended December 31,
	2019	2018	2017
Operating income	$1,667	$2,105	$623
Depreciation of cost in excess of book value	(1,265)	(1,469)	(490)
Loss on sale	(2,075)	—	—
Equity in (loss) income from unconsolidated joint ventures	$(1,673)	$636	$133

6. Intangible Assets

The Company's intangible assets consisted of the following (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Below market ground leases (1)	$—	$—	$—	$50,267	$(3,495)	$46,772
Advanced bookings	1,902	(1,902)	—	1,902	(1,268)	634
Other intangible assets (2)	1,100	(1,100)	—	7,500	(2,458)	5,042
Intangible assets, net	$3,002	$(3,002)	$—	$59,669	$(7,221)	$52,448

(1)
As mentioned in Note 2 Summary of Significant Accounting Policies, the Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019. Upon adoption of this standard, the Company reclassified its below market ground lease intangible assets from intangible assets, net, on the consolidated balance sheet to the lease right-of-use assets.

(2)	In June 2019, the Company sold two hotels located in Myrtle Beach, South Carolina. As a result of the sale, the Company wrote off $4.5 million of net intangible assets.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized amortization expense related to its intangible assets of approximately $1.1 million, $10.2 million and $5.7 million, respectively.

7. Sale of Hotel Properties

During the year ended December 31, 2019, the Company sold 47 hotel properties in five separate transactions for a total sales price of approximately $721.0 million. In connection with these transactions, the Company recorded an aggregate $9.3 million net loss on sale, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income.

On June 25, 2019, the Company sold a portfolio of 21 hotels for $311.9 million. In connection with this transaction, the Company recorded a gain on sale of $44.7 million.

On June 27, 2019, the Company sold two resort hotels in Myrtle Beach, South Carolina for $153.3 million. In connection with this transaction, the Company recorded a loss on sale of $21.5 million.

On August 14, 2019, the Company sold a portfolio of 18 hotels for $175.4 million. In connection with this transaction, the Company recorded a loss on sale of $49.2 million.

On September 12, 2019, the Company sold a hotel in Columbia, Maryland for $12.7 million. In connection with this transaction, the Company recorded a gain on sale of $0.3 million.

On November 22, 2019, the Company sold a portfolio of five hotels for $67.6 million. In connection with this transaction, the Company recorded a gain on sale of $16.4 million.

The following table discloses the hotel properties that were sold during the year ended December 31, 2019:

Hotel Property Name	Location	Sale Date	Rooms
Courtyard Boulder Longmont	Longmont, CO	June 25, 2019	78
Courtyard Salt Lake City Airport	Salt Lake City, UT	June 25, 2019	154
Courtyard Fort Lauderdale SW Miramar	Miramar, FL	June 25, 2019	128
Courtyard Austin Airport	Austin, TX	June 25, 2019	150
Fairfield Inn & Suites San Antonio Downtown Market	San Antonio, TX	June 25, 2019	110
Hampton Inn & Suites Clearwater St. Petersburg	Clearwater, FL	June 25, 2019	128
Hampton Inn Fort Walton Beach	Fort Walton, FL	June 25, 2019	100
Hampton Inn & Suites Denver Tech Center	Denver, CO	June 25, 2019	123
Hampton Inn West Palm Beach Airport Central	West Palm Beach, FL	June 25, 2019	105

Hilton Garden Inn Bloomington	Bloomington, IN	June 25, 2019	168
Hilton Garden Inn West Palm Beach Airport	West Palm Beach, FL	June 25, 2019	100
Hilton Garden Inn Durham Raleigh Research Triangle Park	Durham, NC	June 25, 2019	177
Residence Inn Longmont Boulder	Longmont, CO	June 25, 2019	84
Residence Inn Detroit Novi	Novi, MI	June 25, 2019	107
Residence Inn Chicago Oak Brook	Oak Brook, IL	June 25, 2019	156
Residence Inn Fort Lauderdale Plantation	Plantation, FL	June 25, 2019	138
Residence Inn Salt Lake City Airport	Salt Lake City, UT	June 25, 2019	104
Residence Inn San Antonio Downtown Market Square	San Antonio, TX	June 25, 2019	95
Residence Inn Fort Lauderdale SW Miramar	Miramar, FL	June 25, 2019	130
Residence Inn Silver Spring	Silver Spring, MD	June 25, 2019	130
SpringHill Suites Boulder Longmont	Longmont, CO	June 25, 2019	90
Embassy Suites Myrtle Beach Oceanfront Resort	Myrtle Beach, SC	June 27, 2019	255
Hilton Myrtle Beach Resort	Myrtle Beach, SC	June 27, 2019	385
Courtyard Austin Northwest Arboretum	Austin, TX	August 14, 2019	102
Courtyard Denver West Golden	Golden, CO	August 14, 2019	110
Courtyard Boulder Louisville	Louisville, CO	August 14, 2019	154
Courtyard Louisville Northeast	Louisville, KY	August 14, 2019	114
Courtyard South Bend Mishawaka	Mishawaka, IN	August 14, 2019	78
Hampton Inn Houston Galleria	Houston, TX	August 14, 2019	176
Hyatt House Houston Galleria	Houston, TX	August 14, 2019	147
Hyatt House Austin Arboretum	Austin, TX	August 14, 2019	131
Hyatt House Dallas Lincoln Park	Dallas, TX	August 14, 2019	155
Hyatt House Dallas Uptown	Dallas, TX	August 14, 2019	141
Residence Inn Austin Northwest Arboretum	Austin, TX	August 14, 2019	84
Residence Inn Austin North Parmer Lane	Austin, TX	August 14, 2019	88
Residence Inn Denver West Golden	Golden, CO	August 14, 2019	88
Residence Inn Boulder Louisville	Louisville, CO	August 14, 2019	88
Residence Inn Louisville Northeast	Louisville, KY	August 14, 2019	102
SpringHill Suites Austin North Parmer Lane	Austin, TX	August 14, 2019	132
SpringHill Suites Louisville Hurstbourne North	Louisville, KY	August 14, 2019	142
SpringHill Suites South Bend Mishawaka	Mishawaka, IN	August 14, 2019	87
Residence Inn Columbia	Columbia, MD	September 12, 2019	108
Courtyard Austin South	Austin, TX	November 22, 2019	110
Fairfield Inn & Suites Austin South Airport	Austin, TX	November 22, 2019	63
Marriott Austin South	Austin, TX	November 22, 2019	211
Residence Inn Austin South	Austin, TX	November 22, 2019	66
SpringHill Suites Austin South	Austin, TX	November 22, 2019	152
		Total	6,024

During the year ended December 31, 2018, the Company sold seven hotel properties and a parcel of land for a total sales price of approximately $530.9 million. In connection with these transactions, the Company recorded an aggregate $30.3 million net gain on sale, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income. The gain on sale includes a gain on extinguishment of indebtedness of $5.1 million associated with two of the hotel properties that were sold.

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

(1)
The Company's interests in the Holiday Inn San Francisco - Fisherman's Wharf consisted of two separate buildings, the 342-room Columbus Street building and the 243-room Annex building. On October 31, 2018, the ground lease under the Columbus Street building expired and the building was transferred to the lessor in accordance with the ground lease. On October 15, 2018, the Company separately sold the remaining 243-room Annex building for $75.3 million. In connection with the sale, the Company transferred its purchase option on the land underlying the Annex building ground lease to the buyer. The proceeds to the Company as a result of the sale were approximately $30.4 million.

During the year ended December 31, 2017, the Company sold one hotel property for a sale price of approximately $170.0 million. In conjunction with this transaction, the Company recorded a $0.6 million loss on sale which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income.

The following table discloses the hotel property that was sold during the year ended December 31, 2017:

Hotel Property Name	Location	Sale Date	Rooms
The Fairmont Copley Plaza	Boston, MA	December 14, 2017	383
		Total	383

Investment in Loan

In November 2009, the Company purchased a mortgage loan that was collateralized by one hotel property. The loan matured on September 6, 2017. At the date of maturity, the Company's investment in loan receivable balance was $10.1 million and the Company received $12.8 million in net proceeds from the debtor. Accordingly, the Company recognized a gain on the settlement of the loan of approximately $2.7 million.

8.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the year ended December 31, 2019
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$201,667	$19,752	$5,875	$227,294
Southern California	126,959	15,306	10,030	152,295
New York City	130,702	16,410	4,759	151,871
South Florida	117,252	19,720	8,112	145,084
Austin	76,438	9,453	3,772	89,663
Chicago	70,469	13,102	2,139	85,710
Denver	55,063	12,224	1,351	68,638
Houston	55,955	3,763	4,355	64,073
Washington, DC	59,257	1,703	2,343	63,303
Louisville	40,627	18,246	2,373	61,246
Other	382,696	47,820	26,499	457,015
Total	$1,317,085	$177,499	$71,608	$1,566,192

	For the year ended December 31, 2018
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$233,394	$20,872	$7,572	$261,838
South Florida	133,527	20,547	7,272	161,346
Southern California	129,634	16,662	8,846	155,142
New York City	133,728	16,633	4,197	154,558
Austin	84,183	9,382	3,662	97,227
Chicago	73,497	13,106	2,029	88,632
Denver	69,603	12,596	1,291	83,490
Washington, DC	66,130	2,460	2,370	70,960
Houston	61,811	3,789	4,337	69,937
Tampa	38,169	17,296	9,108	64,573
Other	449,371	72,175	31,975	553,521
Total	$1,473,047	$205,518	$82,659	$1,761,224

	For the year ended December 31, 2017
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$143,717	$11,064	$3,902	$158,683
South Florida	97,734	14,924	4,890	117,548
New York City	101,544	9,143	3,120	113,807
Austin	81,370	9,007	2,894	93,271
Southern California	77,617	8,693	4,132	90,442
Denver	72,781	13,185	1,441	87,407
Chicago	70,119	13,575	1,684	85,378
Washington, DC	68,795	3,208	2,449	74,452
Houston	58,333	3,033	3,140	64,506
Louisville	43,654	14,890	2,428	60,972
Other	331,218	56,950	21,627	409,795
Total	$1,146,882	$157,672	$51,707	$1,356,261

9. Debt

The Company's debt consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Senior Notes	$500,484	$505,322
Revolver and Term Loans, net	1,168,793	1,169,165
Mortgage loans, net	526,430	528,189
Debt, net	$2,195,707	$2,202,676

Senior Notes

The Company's senior unsecured notes are referred to as the "Senior Notes". The Company's Senior Notes consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate	Maturity Date	December 31, 2019	December 31, 2018
Senior unsecured notes (1) (2) (3)	6.00%	June 2025	$500,484	$505,322

(1)	Requires payments of interest only through maturity.

(2)	The senior unsecured notes include $25.6 million and $30.3 million at December 31, 2019 and 2018, respectively, related to fair value adjustments on the Senior Notes that were assumed in the Mergers.

(3)	The Company has the option to redeem the senior unsecured notes beginning June 1, 2020 at a price of 103.0% of face value.

The Senior Notes contain certain financial covenants relating to the Company's total leverage ratio, secured leverage ratio, and interest coverage ratio. If an event of default exists, the Company is not permitted to (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. As of December 31, 2019 and 2018, the Company was in compliance with all financial covenants.

Revolver and Term Loans

The Company has the following unsecured credit agreements in place:

•	$600.0 million revolving credit facility with a scheduled maturity date of May 18, 2024 and a one year extension option if certain conditions are satisfied (the "Revolver");

•	$150.0 million term loan with a scheduled maturity date of January 22, 2022 (the "$150 Million Term Loan Maturing 2022");

•	$400.0 million term loan with a scheduled maturity date of January 25, 2023 (the "$400 Million Term Loan Maturing 2023");

•	$225.0 million term loan with a scheduled maturity date of January 25, 2023 (the "$225 Million Term Loan Maturing 2023"); and

•	$400.0 million term loan with a scheduled maturity date of May 18, 2025 (the "$400 Million Term Loan Maturing 2025").

The $150 Million Term Loan Maturing 2022, the $400 Million Term Loan Maturing 2023, the $225 Million Term Loan Maturing 2023, and the $400 Million Term Loan Maturing 2025 are collectively the "Term Loans".  The credit agreements contain certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, maximum secured indebtedness, maximum unencumbered leverage ratio and minimum unsecured interest coverage ratio.  If an event of default exists, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of December 31, 2019 and 2018, the Company was in compliance with all financial covenants.

The borrowings under the Revolver and Term Loans bear interest at variable rates equal to the London InterBank Offered Rate (“LIBOR”) plus an applicable margin.  The margin ranges from 1.35% to 2.20%, depending on the Company’s leverage ratio, as calculated under the terms of each facility.  The Company incurs an unused facility fee on the Revolver of between 0.20% and 0.25%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of the outstanding borrowings.

 The Company's unsecured credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at December 31, 2019 (1)	Maturity Date	December 31, 2019	December 31, 2018
Revolver (2)	3.21%	May 2024	$—	$—
$150 Million Term Loan Maturing 2022	3.08%	January 2022	150,000	150,000
$400 Million Term Loan Maturing 2023	3.78%	January 2023	400,000	400,000
$225 Million Term Loan Maturing 2023	3.78%	January 2023	225,000	225,000
$400 Million Term Loan Maturing 2025	2.92%	May 2025	400,000	400,000
			1,175,000	1,175,000
Deferred financing costs, net (3)			(6,207)	(5,835)
Total Revolver and Term Loans, net			$1,168,793	$1,169,165

(1)	Interest rate at December 31, 2019 gives effect to interest rate hedges.

(2)
At both December 31, 2019 and 2018, there was $600.0 million of capacity on the Revolver. The Company has the ability to further increase the capacity on the Revolver to $750.0 million, subject to certain lender requirements. The Company also has the ability to extend the maturity date for an additional one year period ending May 2025 if certain conditions are satisfied.

(3)
Excludes $3.4 million and $1.5 million as of December 31, 2019 and 2018, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Principal balance at
	Number of Assets Encumbered	Interest Rate at December 31, 2019 (1)	Maturity Date		December 31, 2019	December 31, 2018
Mortgage loan (2)	7	3.33%	April 2022	(6)	$200,000	$—
Mortgage loan (3)	1	5.25%	June 2022		31,215	32,066
Mortgage loan (4)	3	4.95%	October 2022		89,299	91,737
Mortgage loan (5)	1	4.94%	October 2022		28,785	29,569
Mortgage loan (2)	4	3.38%	April 2024	(7)	85,000	85,000
Mortgage loan (2)	3	2.88%	April 2024	(8)	96,000	—
Mortgage loan	—	—	—	(9)	—	140,250
Mortgage loan	—	—	—	(10)	—	150,000
	19				530,299	528,622
Deferred financing costs, net					(3,869)	(433)
Total mortgage loans, net					$526,430	$528,189

(1)	Interest rate at December 31, 2019 gives effect to interest rate hedges.

(2)	The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.

(3)	Includes $0.5 million and $0.6 million at December 31, 2019 and 2018, respectively, related to a fair value adjustment on the mortgage loan that was assumed in conjunction with an acquisition.

(4)	Includes $1.4 million and $1.9 million at December 31, 2019 and 2018, respectively, related to fair value adjustments on the mortgage loans that were assumed in the Mergers.

(5)	Includes $0.4 million and $0.6 million at December 31, 2019 and 2018, respectively, related to a fair value adjustment on the mortgage loan that was assumed in the Mergers.

(6)	In April 2019, the Company entered into a new mortgage loan that bears interest at LIBOR + 1.52% and provides two one year extension options.

(7)
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

Certain mortgage agreements are subject to customary financial covenants.  The Company was in compliance with all financial covenants at December 31, 2019 and 2018.

Interest Expense

 The components of the Company's interest expense consisted of the following (in thousands):

	For the year ended December 31,
	2019	2018	2017
Senior Notes	$23,793	$28,428	$15,918
Revolver and Term Loans	42,272	43,458	39,262
Mortgage loans	20,754	26,253	19,643
Amortization of deferred financing costs	4,100	3,504	3,499
Undesignated interest rate swaps	376	—	—
Total interest expense	$91,295	$101,643	$78,322

Future Minimum Principal Payments

As of December 31, 2019, the future minimum principal payments were as follows (in thousands):

2020	$3,098
2021	3,557
2022	490,386
2023	625,000
2024	181,000
Thereafter	874,888
Total (1)	$2,177,929

(1)	Excludes a total of $27.9 million related to fair value adjustments on debt.

10. Derivatives and Hedging

The Company's interest rate swaps consisted of the following (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Swap-cash flow	2.02%	March 2019	$—	$125,000	$—	$148
Swap-cash flow	1.94%	March 2019	—	100,000	—	136
Swap-cash flow	1.27%	March 2019	—	125,000	—	447
Swap-cash flow	1.96%	March 2019	—	100,000	—	153
Swap-cash flow	1.85%	March 2019	—	50,000	—	93
Swap-cash flow	1.81%	March 2019	—	50,000	—	99
Swap-cash flow	1.74%	March 2019	—	25,000	—	54
Swap-cash flow (1)	1.80%	September 2020	—	30,855	—	370
Swap-cash flow (1)	1.80%	September 2020	—	76,670	—	919
Swap-cash flow (1)	1.80%	September 2020	—	32,725	—	392
Swap-cash flow (1)	1.81%	October 2020	—	143,000	—	1,808
Swap-cash flow	1.15%	April 2021	100,000	100,000	607	3,072
Swap-cash flow	1.20%	April 2021	100,000	100,000	538	2,955
Swap-cash flow	2.15%	April 2021	75,000	75,000	(590)	539
Swap-cash flow	1.91%	April 2021	75,000	75,000	(337)	967
Swap-cash flow	1.61%	June 2021	50,000	50,000	(32)	1,057
Swap-cash flow	1.56%	June 2021	50,000	50,000	13	1,129
Swap-cash flow	1.71%	June 2021	50,000	50,000	(109)	934
Swap-cash flow	2.29%	December 2022	200,000	200,000	(4,587)	938
Swap-cash flow	2.29%	December 2022	125,000	125,000	(2,859)	607
Swap-cash flow	2.38%	December 2022	200,000	200,000	(5,155)	259
Swap-cash flow	2.38%	December 2022	100,000	100,000	(2,574)	139
Swap-cash flow (2)	2.75%	November 2023	100,000	100,000	(3,590)	(1,020)
Swap-cash flow (3)	2.51%	December 2023	75,000	—	(2,120)	—
Swap-cash flow (3)	2.39%	December 2023	75,000	—	(1,858)	—
Swap-cash flow	1.35%	September 2021	49,000	—	181	—
Swap-cash flow	1.28%	September 2022	100,000	—	690	—
Swap-cash flow (4)	1.24%	September 2025	150,000	—	2,268	—
			$1,674,000	$2,083,250	$(19,514)	$16,195

(1)
During the year ended December 31, 2019, the Company discontinued accounting for these interest rate swaps as cash flow hedges because the hedged forecasted transactions were no longer probable of occurring as a result of debt paydowns in March and April 2019. Therefore, the Company reclassified approximately $2.3 million of the unrealized gains included in accumulated other comprehensive (loss) income to interest expense in the consolidated statements of operations and comprehensive income.

(2)	Effective in November 2020.

(3)	Effective in January 2021.

(4)	Effective in September 2021.

The following interest rate swaps have not been designated as hedging instruments (in thousands):

			Notional value at		Fair value at
Derivative type	Interest rate	Maturity	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest rate swap (1)	1.80%	September 2020	$30,195	$—	$(34)	$—
Interest rate swap (1)	1.80%	September 2020	75,030	—	(86)	—
Interest rate swap (1)	1.80%	September 2020	32,025	—	(37)	—
Interest rate swap (1)	1.81%	October 2020	142,500	—	(219)	—
			$279,750	$—	$(376)	$—

(1)
During the year ended December 31, 2019, the Company discontinued accounting for these interest rate swaps as cash flow hedges. The Company recognized all changes in the fair value of these interest rate swaps in interest expense in the consolidated statements of operations and comprehensive income.

As of December 31, 2019 and 2018, the aggregate fair value of the interest rate swap assets of $4.3 million and $17.2 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2019 and 2018, the aggregate fair value of the interest rate swap liabilities of $24.2 million and $1.0 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2019 there was approximately $19.5 million of unrealized losses included in accumulated other comprehensive (loss) income related to interest rate hedges that are effective in offsetting the variable cash flows. As of December 31, 2018, there was approximately $16.2 million of unrealized gains included in accumulated other comprehensive (loss) income related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the years ended December 31, 2019 and 2018. For the year ended December 31, 2019 and 2018, approximately $5.4 million and $3.7 million, respectively, of the amounts included in accumulated other comprehensive (loss) income were reclassified into interest expense. Approximately $4.1 million of the unrealized losses included in accumulated other comprehensive (loss) income at December 31, 2019 is expected to be reclassified into interest expense within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$500,484	$497,835	$505,322	$492,554
Revolver and Term Loans, net	1,168,793	1,176,068	1,169,165	1,175,000
Mortgage loans, net	526,430	532,249	528,189	528,404
Debt, net	$2,195,707	$2,206,152	$2,202,676	$2,195,958

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$4,297	$—	$4,297
Interest rate swap liability	—	(24,187)	—	(24,187)
Total	$—	$(19,890)	$—	$(19,890)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$17,215	$—	$17,215
Interest rate swap liability	—	(1,020)	—	(1,020)
Total	$—	$16,195	$—	$16,195

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Non-recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2019 (in thousands):

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired hotel properties	$—	$—	$6,019	$6,019

During the year ended December 31, 2019, the Company recorded an impairment loss of $13.5 million related to two hotel properties. The Company estimated the fair value of the hotels using a weighted valuation approach considering room revenue multiples and comparable sales. The valuation approach included significant unobservable inputs, including revenue growth projections and prevailing market multiples, from third party sources.

12. Commitments and Contingencies

Operating Leases

As of December 31, 2019, 12 of Company's hotel properties were subject to ground lease agreements that cover the land underlying the respective hotels. The ground leases are classified as operating leases. The total ground lease expense was $15.7 million for the year ended December 31, 2019, which consisted of $11.6 million of fixed lease expense and $4.1 million of variable lease expense. The total ground lease expense was $22.2 million and $11.1 million for the years ended December 31, 2018 and December 31, 2017, respectively. The total ground lease expense is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive income.

The Company's ground leases consisted of the following (in millions):

			Ground Lease Expense
			For the year ended December 31,
Hotel Property Name	Initial Term Expiration	Extension Term(s) Expiration	2019	2018	2017
Holiday Inn San Francisco Fisherman's Wharf (1)(2)	2018	—	$—	$4.6	$1.6
Wyndham Boston Beacon Hill	2028	—	0.9	0.9	0.3
Wyndham San Diego Bayside	2029	—	4.8	4.8	1.5
DoubleTree Suites by Hilton Orlando Lake Buena Vista	2032	2057	0.9	0.8	0.2
Residence Inn Palo Alto Los Altos	2033	—	0.1	0.1	0.1
Wyndham Pittsburgh University Center	2038	2083	0.7	0.8	0.1
DoubleTree by Hilton Burlington Vermont (3)	2051	—	—	0.1	0.1
Marriott Louisville Downtown	2053	2153 (4)	—	—	—
Embassy Suites San Francisco Airport Waterfront	2059	—	2.4	2.3	0.7
Wyndham New Orleans French Quarter	2065	—	0.5	0.5	0.1
The Vinoy Renaissance St. Petersburg Resort & Golf Club (5)	2090	—	—	1.9	1.0
Courtyard Charleston Historic District	2096	—	1.0	1.0	1.0
Courtyard Austin Downtown Convention Center and Residence Inn Downtown Convention Center	2100	—	0.8	0.9	0.9
Courtyard Waikiki Beach	2112	—	3.6	3.5	3.5
			$15.7	$22.2	$11.1

(1) This hotel property was sold on October 15, 2018.
(2) This lease covered only a portion of the hotel property site.
(3) This hotel property was sold on September 27, 2018.
(4) The lease may be extended up to four twenty-five year terms at the Company's option.
(5) This hotel property was sold on August 28, 2018.

The future lease payments for the Company's operating leases are as follows (in thousands):

December 31, 2019
2020	$11,141
2021	11,735
2022	10,124
2023	10,188
2024	10,215
Thereafter	544,201
Total future lease payments	597,604
Imputed interest	(476,450)
Lease liabilities	$121,154

The following table presents certain information related to the Company's operating leases as of December 31, 2019:

Weighted average remaining lease term	63 years
Weighted average discount rate (1)	7.06%

(1)	Upon adoption of the new lease accounting standard, the discount rates used for the Company's operating leases were determined at January 1, 2019.

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of December 31, 2019 and 2018, approximately $44.7 million and $64.7 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance.

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

Management Agreements

As of December 31, 2019, 103 of the Company's consolidated hotel properties were operated pursuant to long-term management agreements with initial terms ranging from 3 to 25 years, with 13 different management companies as noted in the table below. This number includes 37 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or Wyndham.

Management Company	Number of Hotel Properties
Aimbridge Hospitality (1)	36
Crestline Hotels and Resorts	1
Davidson Hotels and Resorts	1
Hilton Management and affiliates	19
HEI Hotels and Resorts	1
Highgate Hotels	5
Hyatt Corporation and affiliates	11
InnVentures	3
Marriott International, Inc.	3
Sage Hospitality	4
Urgo Hotels	3
White Lodging Services	8
Wyndham	8
103

(1)
Includes agreements entered into with Interstate Hotels and Resorts ("Interstate"). On October 25, 2019, Aimbridge Hospitality completed its merger with Interstate. The newly combined company will be positioned under the Aimbridge Hospitality name in the Americas and the Interstate brand will be utilized for international markets.

Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 3.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

The Wyndham management agreements guaranteed minimum levels of annual net operating income at each of the Wyndham-managed hotels for each year of the initial 10-year term to December 31, 2022, subject to an aggregate $100.0 million limit over the term and an annual $21.5 million limit. The Company recognized the net operating income guaranties as a reduction of Wyndham's contractual management and other fees. In September 2019, the Company entered into an agreement with Wyndham to terminate the management agreements and the related net operating income guarantee effective December 31, 2019. In addition, the Company entered into transitional franchise and management agreements effective January 1, 2020 through December 31, 2020, with an extension option through December 31, 2021. The transitional franchise and management fees are 3% and 2%, respectively, of hotel revenues. In December 2019, the Company received a lump sum termination payment of $35.0 million from Wyndham, which is included in advance deposits and deferred revenue in the accompanying consolidated balance sheet. Wyndham also forgave the $4.6 million remaining balance of a key money loan. The Company will recognize the $35.0 million termination payment and $4.6 million key money loan forgiveness over the estimated term of the transitional agreements beginning January 1, 2020 as a reduction to management and franchise fee expense in the consolidated statements of operations and comprehensive income.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2019, 2018 and 2017, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $45.5 million, $57.3 million and $48.9 million, respectively.

Franchise Agreements

As of December 31, 2019, 65 of the Company's consolidated hotel properties were operated under franchise agreements with initial terms ranging from 10 to 30 years. This number excludes 37 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or Wyndham. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2019, 2018 and 2017, the Company incurred franchise fee expense of approximately $75.3 million, $80.8 million and $73.7 million, respectively.

13. Equity
Common Shares of Beneficial Interest

Under the declaration of trust for the Company, there are 450,000,000 Common Shares authorized for issuance.

During the years ended December 31, 2017 and 2018, the Company repurchased and retired 122,508 Common Shares and 1,162,557 Common Shares, respectively, for approximately $2.6 million and $21.8 million, respectively, under a share repurchase program that expired February 28, 2019.

On February 15, 2019, the Company's board of trustees approved a new share repurchase program to acquire up to $250.0 million of Common Shares from March 1, 2019 to February 29, 2020 (the "2019 Share Repurchase Program"). During the year ended December 31, 2019, the Company repurchased and retired 4,575,170 common shares for approximately $77.8 million, of which $10.3 million was repurchased under a share repurchase program authorized by the Company's board of trustees in 2015, which expired in February 2019, and $67.5 million was repurchased under the 2019 Share Repurchase Program. As of December 31, 2019, the 2019 Share Repurchase Program had a remaining capacity of $182.5 million. The 2019 Share Repurchase Program expires pursuant to its terms on February 29, 2020. On February 14, 2020, the Company's board of trustees approved a new share repurchase program to acquire up to $250.0 million of Common Shares from March 1, 2020 to February 28, 2021.

During each of the years ended December 31, 2019, 2018 and 2017, the Company declared a cash dividend of $1.32 per Common Share.

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

During the years ended December 31, 2019, 2018 and 2017, the Company declared a cash dividend of $1.95, $1.95, and $0.975, respectively, on each Series A Preferred Share.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. As of December 31, 2019, the Operating Partnership had 170,624,989 OP units outstanding, of which 99.5% of the outstanding OP units were owned by the Company and its subsidiaries, and the noncontrolling 0.5% ownership interest was owned by other limited partners.

As of December 31, 2019, the limited partners owned 772,743 OP units. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of Common Shares. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

14. Equity Incentive Plan

Pursuant to the terms of the RLJ Lodging Trust 2015 Equity Incentive Plan (the "2015 Plan"), the Company may issue share-based awards to officers, employees, non-employee trustees and other eligible persons under the 2015 Plan. The 2015 Plan provides for a maximum of 7,500,000 Common Shares to be issued in the form of share options, share appreciation rights, restricted share awards, unrestricted share awards, share units, dividend equivalent rights, long-term incentive units, other equity-based awards and cash bonus awards.

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

A summary of the unvested restricted shares is as follows:

	2019		2018		2017
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	740,792	$21.89	700,325	$22.88	649,447	$23.00
Granted	530,436	18.69	592,673	21.42	425,076	23.15
Vested	(312,131)	21.63	(438,881)	22.92	(363,160)	23.41
Forfeited	(18,895)	20.03	(113,325)	21.58	(11,038)	23.24
Unvested at December 31,	940,202	$20.21	740,792	$21.89	700,325	$22.88

For the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $8.6 million, $10.2 million and $8.9 million, respectively, of share-based compensation expense related to restricted share awards. The share-based compensation expense for the year ended December 31, 2018 includes the accelerated vesting of restricted share awards as a result of the Company's President and Chief Executive Officer retiring in August 2018.

As of December 31, 2019, there was $14.0 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.3 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2019, 2018 and 2017 was approximately $5.5 million, $9.5 million and $7.7 million, respectively.

Performance Units

From time to time, the Company may award performance units under the 2015 Plan as compensation to officers and employees. The performance units vest over a four years period, including three years of performance-based vesting (the “performance units measurement period”) plus an additional one year of time-based vesting. These performance units may convert into restricted shares at a range of 25% to 200% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return and a relative total shareholder return over the measurement period at specified percentiles of the peer group, as defined by the awards. If at the end of the performance units measurement period the target criterion is met, then 50% of the restricted shares will vest immediately. The remaining 50% will vest one year later. The award recipients will not be entitled to receive any dividends prior to the date of conversion. For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the performance units measurement period. The fair value of the performance units is determined using a Monte Carlo simulation, and an expected term equal to the requisite service period for the awards of four years. The Company estimates the compensation expense for the performance units on a straight-line basis using a calculation that recognizes 50% of the grant date fair value over three years and 50% of the grant date fair value over four years.
A summary of the performance unit awards is as follows:

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range	Risk Free Interest Rate	Volatility
May 2016 (1)	280,000	$10.31	25% to 150%	1.05%	23.82%
February 2017	259,000	$14.93	25% to 150%	1.57%	25.73%
February 2018	264,000	$13.99	25% to 150%	2.42%	27.44%
February 2019	260,000	$19.16	25% to 200%	2.52%	27.19%

(1) In May 2019, following the end of the measurement period, the Company did not meet certain target criterion and no performance units were converted into restricted shares.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $2.9 million, $2.1 million and $1.7 million, respectively, of share-based compensation expense related to the performance unit awards.

As of December 31, 2019, there was $5.2 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.3 years.

As of December 31, 2019, there were 1,398,533 Common Shares available for future grant under the 2015 Plan, which includes potential Common Shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP Units (which may be redeemed for Common Shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the years ended December 31, 2019, 2018 and 2017, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per Common Share is as follows (in thousands, except share and per share data):

	For the year ended December 31,
	2019	2018	2017
Numerator:
Net income attributable to RLJ	$127,842	$188,643	$74,835
Less: Preferred dividends	(25,115)	(25,115)	(8,372)
Less: Dividends paid on unvested restricted shares	(1,342)	(1,181)	(1,029)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$101,385	$162,347	$65,434

Denominator:
Weighted-average number of Common Shares - basic	171,287,086	174,225,130	140,616,838
Unvested restricted shares	101,390	91,275	77,211
Weighted-average number of Common Shares - diluted	171,388,476	174,316,405	140,694,049

Net income per share attributable to common shareholders - basic	$0.59	$0.93	$0.47

Net income per share attributable to common shareholders - diluted	$0.59	$0.93	$0.47

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

The components of the income tax provision are as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$(67)
State	(3,067)	(2,209)	(2,304)
Deferred:
Federal	3,987	(4,867)	(43,181)
State	2,831	(1,717)	3,434
Income tax benefit (expense)	$3,751	$(8,793)	$(42,118)

The provision for income taxes is different from the amount of income tax expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Expected U.S. federal tax expense at statutory rate	$(26,382)	$(41,864)	$(41,593)
Tax impact of REIT election	24,129	35,058	33,236
Expected tax expense at TRS	(2,253)	(6,806)	(8,357)
Change in valuation allowance	(297)	542	366
State income tax expense, net of federal benefit	(2,367)	(1,463)	(1,388)
Reassessment of acquired NOLs	9,973	—	—
Impact of rate change	332	(51)	(31,667)
Other permanent items	(117)	(566)	(513)
Impact of provision to return/deferred adjustments	(1,520)	(449)	(559)
Income tax benefit (expense)	$3,751	$(8,793)	$(42,118)

As discussed in Note 12, Commitments and Contingencies, we terminated our agreements with Wyndham effective December 31, 2019. The termination triggered the reassessment of the utilization of NOLs acquired in the merger with FelCor. As a result, the Company recorded a deferred tax benefit during the year ended December 31, 2019 to recognize additional deferred tax assets related to NOLs that would have otherwise expired absent the termination.

Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of the assets and liabilities. The deferred tax assets (liabilities) include the following (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax liabilities:
Prepaid expenses	$(1,496)	$(1,298)
Intangible assets	—	(1,468)
Deferred tax liabilities	$(1,496)	$(2,766)

Deferred tax assets:
Property and equipment	$1,786	$2,639
Incentive and vacation accrual	3,878	4,595
Deferred revenue - key money	994	1,037
Allowance for doubtful accounts	65	156
Partnership basis	(977)	573
Contingent liability	—	298
Other	421	1,077
Other carryforwards	—	—
Net operating loss carryforwards	57,109	57,248
Federal historic tax credit	824	824
Wyndham guarantee	10,192	—
Valuation allowance	(21,349)	(21,052)
Deferred tax assets	$52,943	$47,395

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on the consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income, and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is most likely to be utilized in future periods to offset taxable income. As of December 31, 2019 and 2018, the Company had a valuation allowance of approximately $21.3 million and $21.1 million, respectively, related to net operating loss ("NOL") carryforwards, historic tax credits, and other deferred tax assets of its TRSs. The Company considered all available evidence, both positive and negative, including cumulative income in recent years and its current forecast of future income in its analysis. While the Company believes its forecast of future income is reasonable, it is inherently uncertain. If the Company’s projections of future income are lower than expected, the Company may need to establish an additional valuation allowance.

The Company’s NOLs will begin to expire in 2024 for federal tax purposes and 2019 to 2039 for state tax purposes. Additionally, the annual utilization of these NOLs is limited pursuant to Section 382 of the Code. The Company's historic tax credits begin to expire in 2035. Additionally, the annual utilization of these tax credits is limited pursuant to Section 383 of the Code.

The Company is subject to examination by the U.S. Internal Revenue Service ("IRS") and various state and local jurisdictions.  The tax years subject to examination vary by jurisdiction.  With few exceptions, as of December 31, 2019, the Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for the tax years of 2014 and before.

The Company had no accruals for tax uncertainties as of December 31, 2019 and 2018.

17. Segment Information
The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single operating segment.

18. Supplemental Information to Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2019	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$882,474	$320,147	$586,470
Restricted cash reserves	44,686	64,695	72,606
Cash, cash equivalents, and restricted cash reserves	$927,160	$384,842	$659,076

Interest paid	$97,259	$114,280	$65,211

Income taxes paid	$4,090	$1,836	$1,176

Operating cash flow lease payments for operating leases	$15,270

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$705,681	$530,850	$170,000
Escrow related to certain post-closing obligations	—	1,000	14,000
Purchase option for land subject to a ground lease	—	(44,831)	—
Transaction costs	(10,482)	(10,668)	(4,564)
Operating prorations	(9,329)	(1,288)	843
Proceeds from the sale of hotel properties, net	$685,870	$475,063	$180,279

Supplemental non-cash transactions (1)
Change in fair market value of designated interest rate swaps	$(33,459)	$7,349	$13,748
Accrued capital expenditures	$14,234	$15,709	$14,138
Distributions payable	$64,165	$65,557	$65,284

(1) Refer to Note 3 for information related to the non-cash investing and financing activities associated with the merger with FelCor.

19. Selected Quarterly Financial Data (unaudited)

The tables below set forth the Company's unaudited condensed consolidated quarterly financial data for the years ended December 31, 2019 and 2018 (in thousands, except share and per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation of the quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly financial data for the hotel properties are not indicative of the financial results to be achieved in succeeding years or quarters. In order to obtain a more accurate indication of performance, one should review the financial and operating results, changes in shareholders' equity and cash flows for a period of several years.

	For the year ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$399,267	$448,727	$371,124	$347,074
Net income	$28,331	$33,681	$32,455	$34,912
Net income attributable to common shareholders	$20,974	$27,165	$26,184	$28,404
Comprehensive income attributable to RLJ	$10,867	$11,799	$26,784	$43,836
Basic per share data (1):
Net income attributable to common shareholders	$0.12	$0.16	$0.15	$0.17
Diluted per share data (1):
Net income attributable to common shareholders	$0.12	$0.16	$0.15	$0.17
Basic weighted-average Common Shares outstanding	172,796,998	172,661,878	170,495,699	169,241,536
Diluted weighted-average Common Shares outstanding	172,856,230	172,766,091	170,600,787	169,376,667

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

RLJ Lodging Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019
(amounts in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2019
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Marriott Denver South @ Park Meadows	—	5,385	39,488	3,863	5,353	43,383	48,736	14,629	2006	15 - 40 years
Marriott Louisville Downtown	—	—	89,541	24,860	39	114,362	114,401	32,920	2006	15 - 40 years
Marriott Chicago Midway	—	4,464	32,736	2,562	4,496	35,266	39,762	11,918	2006	15 - 40 years
Renaissance Boulder Flatiron Hotel	—	4,440	32,557	3,196	4,719	35,474	40,193	11,773	2006	15 - 40 years
Renaissance Fort Lauderdale Plantation Hotel	—	4,842	35,517	7,243	4,876	42,726	47,602	12,654	2006	15 - 40 years
Courtyard Chicago Downtown Magnificent Mile	31,000	8,140	59,696	8,987	8,142	68,681	76,823	22,032	2006	15 - 40 years
Courtyard Chicago Southeast Hammond	—	1,038	7,616	2,066	1,080	9,640	10,720	3,181	2006	15 - 40 years
Courtyard Indianapolis @ The Capitol	—	2,482	18,207	3,942	2,577	22,054	24,631	6,592	2006	15 - 40 years
Courtyard Midway Airport	—	2,172	15,927	2,671	2,197	18,573	20,770	6,862	2006	15 - 40 years
Courtyard Houston Sugarland	—	617	2,331	2,936	731	5,153	5,884	3,390	2006	15 - 40 years
Courtyard Austin Downtown Convention Center	—	6,049	44,361	5,005	6,049	49,366	55,415	14,130	2007	15 - 40 years
Residence Inn Indianapolis Fishers	—	998	7,322	1,059	1,048	8,331	9,379	2,731	2006	15 - 40 years
Residence Inn Chicago Southeast Hammond	—	980	7,190	1,228	1,043	8,355	9,398	2,672	2006	15 - 40 years
Residence Inn Houston By The Galleria	—	2,665	19,549	2,959	2,665	22,508	25,173	7,669	2006	15 - 40 years
Residence Inn Indianapolis Downtown On The Canal	—	2,670	19,588	3,131	2,670	22,719	25,389	7,185	2006	15 - 40 years
Residence Inn Merrillville	—	595	4,372	1,321	595	5,693	6,288	2,003	2006	15 - 40 years
Residence Inn Houston Sugarland	—	500	2,373	3,151	500	5,524	6,024	3,491	2006	15 - 40 years
Residence Inn Chicago Naperville	—	1,923	14,101	1,078	1,923	15,179	17,102	5,150	2006	15 - 40 years
Residence Inn Louisville Downtown	—	1,815	13,308	1,852	1,815	15,160	16,975	4,499	2007	15 - 40 years
Residence Inn Austin Downtown Convention Center	—	3,767	27,626	3,759	3,800	31,352	35,152	8,659	2007	15 - 40 years
SpringHill Suites Denver North Westminster	—	2,409	17,670	1,618	2,409	19,288	21,697	6,476	2006	15 - 40 years
Fairfield Inn & Suites Denver Cherry Creek	—	1,203	8,823	1,339	1,203	10,162	11,365	3,513	2006	15 - 40 years
Fairfield Inn & Suites Chicago SE Hammond	—	722	5,301	1,412	790	6,645	7,435	2,282	2006	15 - 40 years
Fairfield Inn & Suites Key West	—	1,803	19,325	3,496	1,853	22,771	24,624	7,543	2006	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2019
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Fairfield Inn & Suites Chicago Midway Airport	—	1,425	10,449	2,004	1,446	12,432	13,878	4,102	2006	15 - 40 years
Hampton Inn Chicago Midway Airport	—	2,747	20,143	3,047	2,793	23,144	25,937	7,774	2006	15 - 40 years
Hilton Garden Inn Chicago Midway Airport	—	2,978	21,842	1,524	3,000	23,344	26,344	7,871	2006	15 - 40 years
Sleep Inn Midway Airport	—	1,189	8,718	1,830	1,210	10,527	11,737	3,775	2006	15 - 40 years
Holiday Inn Express & Suites Midway Airport	—	1,874	13,742	3,150	1,901	16,865	18,766	5,160	2006	15 - 40 years
TGI Friday's Chicago Midway	—	829	6,139	686	851	6,803	7,654	2,253	2006	15 - 40 years
Hampton Inn Garden City	—	5,691	22,764	2,129	5,732	24,852	30,584	7,589	2007	15 - 40 years
Courtyard Houston By The Galleria	19,000	3,069	22,508	1,901	3,069	24,409	27,478	7,380	2007	15 - 40 years
Embassy Suites Los Angeles Downey	31,000	4,857	29,943	10,871	4,970	40,701	45,671	11,016	2008	15 - 40 years
Embassy Suites Tampa Downtown Convention Center	—	2,161	71,017	13,472	2,425	84,225	86,650	18,932	2010	15 - 40 years
Fairfield Inn & Suites Washington DC Downtown	34,000	16,214	22,265	6,442	16,447	28,474	44,921	7,974	2010	15 - 40 years
Embassy Suites Fort Myers Estero	—	2,816	7,862	1,804	2,903	9,579	12,482	2,745	2010	15 - 40 years
Homewood Suites Washington DC Downtown	—	23,139	34,188	5,041	23,150	39,218	62,368	9,319	2010	15 - 40 years
Hotel Indigo New Orleans Garden District	—	1,901	3,865	11,924	2,082	15,608	17,690	6,235	2010	15 - 40 years
Residence Inn National Harbor Washington DC	—	7,457	37,046	2,118	7,480	39,141	46,621	9,093	2010	15 - 40 years
Hilton Garden Inn New Orleans Convention Center	—	3,405	20,750	9,152	3,479	29,828	33,307	7,176	2010	15 - 40 years
Hilton Garden Inn Los Angeles Hollywood	—	5,303	19,136	9,275	5,667	28,047	33,714	7,528	2010	15 - 40 years
DoubleTree Metropolitan Hotel New York City	—	140,332	188,014	23,866	140,513	211,699	352,212	50,972	2010	15 - 40 years
Renaissance Pittsburgh Hotel	34,000	3,274	39,934	10,040	3,396	49,852	53,248	11,065	2011	15 - 40 years
Courtyard Atlanta Buckhead	—	2,860	21,668	3,687	2,875	25,340	28,215	6,078	2011	15 - 40 years
Marriott Denver Airport @ Gateway Park	—	3,083	38,356	4,512	3,179	42,772	45,951	10,433	2011	15 - 40 years
Embassy Suites West Palm Beach Central	—	3,656	9,614	7,578	3,856	16,992	20,848	5,288	2011	15 - 40 years
Hilton Garden Inn Pittsburgh University Place	—	1,975	18,490	8,965	2,388	27,042	29,430	7,917	2011	15 - 40 years
Courtyard Charleston Historic District	—	2,714	35,828	3,887	3,507	38,922	42,429	8,063	2011	15 - 40 years
Residence Inn Bethesda Downtown	—	8,154	52,749	6,863	8,287	59,479	67,766	11,764	2012	15 - 40 years
Courtyard New York Manhattan Upper East Side	—	20,655	60,222	7,208	20,882	67,203	88,085	13,463	2012	15 - 40 years
Hilton Garden Inn San Francisco Oakland Bay Bridge	—	11,903	22,757	6,026	12,072	28,614	40,686	5,372	2012	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2019
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Embassy Suites Boston Waltham	—	6,268	56,024	4,755	6,386	60,661	67,047	11,757	2012	15 - 40 years
Courtyard Houston Downtown Convention Center	—	5,799	28,953	4,436	6,033	33,155	39,188	6,065	2013	15 - 40 years
Residence Inn Houston Downtown Convention Center	—	4,674	24,913	4,848	4,875	29,560	34,435	5,287	2013	15 - 40 years
SpringHill Suites Houston Downtown Convention Center	—	2,382	12,756	15,919	2,566	28,491	31,057	5,706	2013	15 - 40 years
Courtyard Waikiki Beach	—	557	79,033	11,617	795	90,412	91,207	15,872	2013	15 - 40 years
Courtyard San Francisco	—	11,277	18,198	28,678	11,291	46,862	58,153	8,845	2013	15 - 40 years
Residence Inn Atlanta Midtown Historic	—	2,812	6,044	7,523	2,969	13,410	16,379	2,556	2013	15 - 40 years
SpringHill Suites Portland Hillsboro	—	3,488	18,283	1,431	3,515	19,687	23,202	3,194	2013	15 - 40 years
Hilton Cabana Miami Beach	—	25,083	40,707	6,563	25,162	47,191	72,353	6,594	2014	15 - 40 years
Hyatt House Charlotte Center City	18,000	3,029	26,193	1,852	3,029	28,045	31,074	4,053	2014	15 - 40 years
Hyatt House Cypress Anaheim	16,000	3,995	9,164	3,964	4,354	12,769	17,123	2,662	2014	15 - 40 years
Hyatt House Emeryville San Francisco Bay Area	36,000	7,425	29,137	6,107	7,517	35,152	42,669	6,147	2014	15 - 40 years
Hyatt House San Diego Sorrento Mesa	—	10,420	21,288	1,420	10,625	22,503	33,128	3,710	2014	15 - 40 years
Hyatt House San Jose Silicon Valley	—	6,820	31,682	1,009	6,820	32,691	39,511	4,712	2014	15 - 40 years
Hyatt House San Ramon	—	5,712	11,852	2,834	5,717	14,681	20,398	2,551	2014	15 - 40 years
Hyatt House Santa Clara	34,000	8,044	27,703	3,041	8,046	30,742	38,788	4,798	2014	15 - 40 years
Hyatt Centric The Woodlands	—	5,950	16,882	1,146	5,957	18,021	23,978	2,647	2014	15 - 40 years
Hyatt Place Fremont Silicon Valley	—	6,209	13,730	1,459	6,271	15,127	21,398	2,553	2014	15 - 40 years
Hyatt Place Madison Downtown	13,000	6,701	25,478	234	6,701	25,712	32,413	3,731	2014	15 - 40 years
Embassy Suites Irvine Orange County	—	15,062	33,048	8,848	15,187	41,771	56,958	6,771	2014	15 - 40 years
Courtyard Portland City Center	—	8,019	53,024	1,417	8,022	54,438	62,460	7,818	2014	15 - 40 years
Hyatt Atlanta Midtown	—	3,737	41,731	1,108	3,740	42,836	46,576	5,969	2014	15 - 40 years
DoubleTree Grand Key Resort	—	48,192	27,770	7,717	48,266	35,413	83,679	5,501	2014	15 - 40 years
Hyatt Place Washington DC Downtown K Street	—	10,763	55,225	1,928	10,763	57,153	67,916	6,464	2015	15 - 40 years
Homewood Suites Seattle Lynnwood	19,000	3,933	30,949	170	3,981	31,071	35,052	3,626	2015	15 - 40 years
Residence Inn Palo Alto Los Altos	31,215	16,996	45,786	772	17,097	46,457	63,554	5,406	2015	15 - 40 years
DoubleTree Suites by Hilton Austin	—	7,072	50,827	827	7,155	51,571	58,726	3,031	2017	15 - 40 years
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	—	896	44,508	752	904	45,252	46,156	2,781	2017	15 - 40 years
Embassy Suites Atlanta - Buckhead	—	31,279	46,015	5,256	31,451	51,099	82,550	2,895	2017	15 - 40 years
Embassy Suites Birmingham	21,744	10,495	33,568	499	10,495	34,067	44,562	2,097	2017	15 - 40 years
Embassy Suites Dallas - Love Field	25,000	6,408	34,694	1,306	6,413	35,995	42,408	2,140	2017	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2019
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Embassy Suites Deerfield Beach - Resort & Spa	28,785	7,527	56,128	3,231	7,682	59,204	66,886	3,502	2017	15 - 40 years
Embassy Suites Fort Lauderdale 17th Street	32,594	30,933	54,592	3,068	31,160	57,433	88,593	3,575	2017	15 - 40 years
Embassy Suites Los Angeles - International Airport South	50,000	13,110	94,733	1,625	13,168	96,300	109,468	5,691	2017	15 - 40 years
Embassy Suites Mandalay Beach - Hotel & Resort	—	35,769	53,280	1,897	35,833	55,113	90,946	3,414	2017	15 - 40 years
Embassy Suites Miami - International Airport	—	14,765	18,099	3,186	15,057	20,993	36,050	1,454	2017	15 - 40 years
Embassy Suites Milpitas Silicon Valley	—	43,157	26,399	9,914	43,369	36,101	79,470	2,280	2017	15 - 40 years
Embassy Suites Minneapolis - Airport	34,961	7,248	41,202	15,929	9,673	54,706	64,379	3,767	2017	15 - 40 years
Embassy Suites Orlando - International Drive South/Convention Center	—	4,743	37,687	1,351	4,833	38,948	43,781	2,356	2017	15 - 40 years
Embassy Suites Phoenix - Biltmore	21,000	24,680	24,487	2,413	24,719	26,861	51,580	1,694	2017	15 - 40 years
Embassy Suites San Francisco Airport - South San Francisco	—	39,616	55,163	7,488	39,654	62,613	102,267	3,866	2017	15 - 40 years
Embassy Suites San Francisco Airport - Waterfront	—	3,698	85,270	3,791	3,961	88,798	92,759	5,720	2017	15 - 40 years
San Francisco Marriott Union Square	—	46,773	107,841	12,948	46,876	120,686	167,562	7,417	2017	15 - 40 years
The Knickerbocker New York	—	113,613	119,453	1,613	113,622	121,057	234,679	7,056	2017	15 - 40 years
The Mills House Wyndham Grand Hotel	—	9,599	68,932	664	9,601	69,594	79,195	4,093	2017	15 - 40 years
Wyndham Boston Beacon Hill	—	174	51,934	1,507	178	53,437	53,615	11,142	2017	10 years
Wyndham Houston - Medical Center Hotel & Suites	—	7,776	43,475	237	7,793	43,695	51,488	2,601	2017	15 - 40 years
Wyndham New Orleans - French Quarter	—	300	72,711	670	300	73,381	73,681	4,348	2017	15 - 40 years
Wyndham Philadelphia Historic District	—	8,367	51,914	666	8,403	52,544	60,947	3,099	2017	15 - 40 years
Wyndham Pittsburgh University Center	—	154	31,625	286	158	31,907	32,065	1,880	2017	15 - 40 years
Wyndham San Diego Bayside	—	989	29,440	4,364	1,079	33,714	34,793	6,088	2017	11 years
Wyndham Santa Monica At The Pier	—	27,054	45,866	616	27,081	46,455	73,536	2,767	2017	15 - 40 years
	$530,299	$1,076,882	$3,569,930	$480,636	$1,088,436	$4,039,012	$5,127,448	$706,040

(1) The aggregate cost of real estate for federal income tax purposes was approximately $5.0 billion at December 31, 2019.

The change in the total cost of the hotel properties is as follows:

	2019	2018	2017
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$5,903,906	$6,165,296	$3,725,932
Add: Acquisitions	—	—	2,539,854
Add: Improvements	91,129	109,403	60,916
Less: Sale of hotel properties	(854,087)	(370,793)	(161,406)
Less: Impairment loss	(13,500)	—	—
Balance at end of period	$5,127,448	$5,903,906	$6,165,296

The change in the accumulated depreciation of the real estate assets is as follows:

	2019	2018	2017
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$(759,643)	$(628,518)	$(520,517)
Add: Depreciation for the period	(131,442)	(143,215)	(108,986)
Less: Sale of hotel properties	185,045	12,090	985
Balance at end of period	$(706,040)	$(759,643)	$(628,518)