Form 10-Q
period 2020-03-31
RLJ Lodging Trust
filed 2020-05-11
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 001-35169

RLJ LODGING TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-4706509
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3 Bethesda Metro Center, Suite 1000
Bethesda,	Maryland	20814
(Address of Principal Executive Offices)		(Zip Code)

(301) 280-7777
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered

Common Shares of beneficial interest, par value $0.01 per share	RLJ	New York Stock Exchange

$1.95 Series A Cumulative Convertible Preferred Shares, par value $0.01 per share	RLJ-A	New York Stock Exchange
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
As of May 4, 2020, 165,105,103 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Investment in hotel properties, net	$4,592,016	$4,614,966
Investment in unconsolidated joint ventures	15,820	15,171
Cash and cash equivalents	1,157,818	882,474
Restricted cash reserves	43,548	44,686
Hotel and other receivables, net of allowance of $339 and $251, respectively	22,773	39,762
Lease right-of-use assets	143,010	144,358
Deferred income tax asset, net	52,689	51,447
Prepaid expense and other assets	41,551	58,536
Total assets	$6,069,225	$5,851,400
Liabilities and Equity
Debt, net	$2,594,492	$2,195,707
Accounts payable and other liabilities	209,710	183,408
Advance deposits and deferred revenue	48,930	57,459
Lease liabilities	120,514	121,154
Accrued interest	15,027	3,024
Distributions payable	8,718	64,165
Total liabilities	2,997,391	2,624,917
Commitments and Contingencies (Note 10)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at March 31, 2020 and December 31, 2019	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 164,842,781 and 169,852,246 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,649	1,699
Additional paid-in capital	3,067,693	3,127,982
Accumulated other comprehensive loss	(75,991)	(19,514)
Distributions in excess of net earnings	(311,224)	(274,769)
Total shareholders’ equity	3,049,063	3,202,334
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	13,022	14,065
Noncontrolling interest in the Operating Partnership	9,749	10,084
Total noncontrolling interest	22,771	24,149
Total equity	3,071,834	3,226,483
Total liabilities and equity	$6,069,225	$5,851,400

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2020	2019
Revenues
Operating revenues
Room revenue	$218,892	$337,670
Food and beverage revenue	30,767	44,246
Other revenue	15,822	17,351
Total revenues	265,481	399,267
Expenses
Operating expenses
Room expense	63,753	84,188
Food and beverage expense	26,381	34,209
Management and franchise fee expense	17,144	34,118
Other operating expense	80,957	97,118
Total property operating expenses	188,235	249,633
Depreciation and amortization	49,173	58,403
Property tax, insurance and other	28,692	30,597
General and administrative	11,769	11,160
Transaction costs	10	559
Total operating expenses	277,879	350,352
Other income	579	274
Interest income	2,966	1,171
Interest expense	(23,813)	(20,062)
Gain on sale of hotel properties, net	102	—
(Loss) income before equity in income (loss) from unconsolidated joint ventures	(32,564)	30,298
Equity in income (loss) from unconsolidated joint ventures	585	(381)
(Loss) income before income tax benefit (expense)	(31,979)	29,917
Income tax benefit (expense)	1,150	(1,586)
Net (loss) income	(30,829)	28,331
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	1,313	353
Noncontrolling interest in the Operating Partnership	192	(92)
Preferred distributions - consolidated joint venture	—	(186)
Redemption of preferred equity - consolidated joint venture	—	(1,153)
Net (loss) income attributable to RLJ	(29,324)	27,253
Preferred dividends	(6,279)	(6,279)
Net (loss) income attributable to common shareholders	$(35,603)	$20,974

Basic per common share data:
Net (loss) income per share attributable to common shareholders	$(0.21)	$0.12
Weighted-average number of common shares	167,149,733	172,796,998

Diluted per common share data:
Net (loss) income per share attributable to common shareholders	$(0.21)	$0.12
Weighted-average number of common shares	167,149,733	172,856,230

Comprehensive (loss) income:
Net (loss) income	$(30,829)	$28,331
Unrealized loss on interest rate derivatives	(56,477)	(14,136)
Reclassification of unrealized gain on discontinued cash flow hedges to interest expense	—	(2,250)
Comprehensive (loss) income	(87,306)	11,945
Comprehensive loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	1,313	353
Noncontrolling interest in the Operating Partnership	192	(92)
Preferred distributions - consolidated joint venture	—	(186)
Redemption of preferred equity - consolidated joint venture	—	(1,153)
Comprehensive (loss) income attributable to RLJ	$(85,801)	$10,867

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2019	12,879,475	$366,936	169,852,246	$1,699	$3,127,982	$(274,769)	$(19,514)	$10,084	$14,065	$3,226,483
Net loss	—	—	—	—	—	(29,324)	—	(192)	(1,313)	(30,829)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(56,477)	—	—	(56,477)
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(8)	—	(8)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	270	270
Issuance of restricted stock	—	—	525,169	5	(5)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	2,900	—	—	—	—	2,900
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(38,875)	—	(634)	—	—	—	—	(634)
Shares acquired as part of a share repurchase program	—	—	(5,489,335)	(55)	(62,550)	—	—	—	—	(62,605)
Forfeiture of restricted stock	—	—	(6,424)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(852)	—	(135)	—	(987)
Balance at March 31, 2020	12,879,475	$366,936	164,842,781	$1,649	$3,067,693	$(311,224)	$(75,991)	$9,749	$13,022	$3,071,834

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income (Loss)	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2018	12,879,475	$366,936	174,019,616	$1,740	$3,195,381	$(150,476)	$16,195	$10,827	$11,908	$44,430	$3,496,941
Net income (loss)	—	—	—	—	—	27,253	—	92	(353)	1,339	28,331
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	(14,136)	—	—	—	(14,136)
Reclassification of unrealized gain on discontinued cash flow hedges to interest expense	—	—	—	—	—	—	(2,250)	—	—	—	(2,250)
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(9)	—	—	(9)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	2,306	—	2,306
Issuance of restricted stock	—	—	271,028	3	(3)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	2,828	—	—	—	—	—	2,828
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(19,274)	—	(366)	—	—	—	—	—	(366)
Shares acquired as part of a share repurchase program	—	—	(602,309)	(6)	(10,555)	—	—	—	—	—	(10,561)
Forfeiture of restricted stock	—	—	(2,034)	—	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(57,590)	—	(224)	—	—	(57,814)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(186)	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	—	(45,583)	(45,583)
Balance at March 31, 2019	12,879,475	$366,936	173,667,027	$1,737	$3,187,285	$(187,092)	$(191)	$10,686	$13,861	$—	$3,393,222

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(30,829)	$28,331
Adjustments to reconcile net (loss) income to cash flow provided by operating activities:
Gain on sale of hotel properties, net	(102)	—
Depreciation and amortization	49,173	58,403
Amortization of deferred financing costs	1,021	792
Other amortization	(596)	(483)
Unrealized loss (gain) on discontinued cash flow hedges	1,556	(2,250)
Equity in (income) loss from unconsolidated joint ventures	(585)	381
Distributions of income from unconsolidated joint ventures	—	550
Amortization of share-based compensation	2,696	2,725
Deferred income taxes	(1,242)	1,281
Changes in assets and liabilities:
Hotel and other receivables, net	16,989	(15,490)
Prepaid expense and other assets	10,715	77
Accounts payable and other liabilities	(22,204)	(11,206)
Advance deposits and deferred revenue	(8,529)	4,722
Accrued interest	12,003	7,211
Net cash flow provided by operating activities	30,066	75,044
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	102	—
Improvements and additions to hotel properties	(31,027)	(43,499)
Contributions to unconsolidated joint ventures	(100)	(603)
Distributions from unconsolidated joint ventures in excess of earnings	1,593	—
Net cash flow used in investing activities	(29,432)	(44,102)
Cash flows from financing activities
Borrowings under Revolver	400,000	140,000
Scheduled mortgage loan principal payments	(634)	(1,568)
Repayments of mortgage loans	—	(139,500)
Repurchase of common shares under a share repurchase program	(62,605)	(10,561)
Repurchase of common shares to satisfy employee tax withholding requirements	(634)	(366)
Distributions on preferred shares	(6,279)	(6,279)
Distributions on common shares	(56,051)	(57,426)
Distributions on and redemption of Operating Partnership units	(390)	(233)
Payments of deferred financing costs	(105)	(564)
Preferred distributions - consolidated joint venture	—	(312)
Redemption of preferred equity - consolidated joint venture	—	(45,583)
Contributions from consolidated joint venture partners	270	2,306
Net cash flow provided by (used in) financing activities	273,572	(120,086)
Net change in cash, cash equivalents, and restricted cash reserves	274,206	(89,144)
Cash, cash equivalents, and restricted cash reserves, beginning of year	927,160	384,842
Cash, cash equivalents, and restricted cash reserves, end of period	$1,201,366	$295,698

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Notes to the Consolidated Financial Statements
(unaudited)

1.              General

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2020, there were 165,615,074 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of March 31, 2020, the Company owned 104 hotel properties with approximately 22,700 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 100 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 102 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotel properties in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 103 of the 104 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

Liquidity and Management's Plans

In response to the near elimination of travel and hotel demand resulting from the spread of the novel strain of coronavirus (COVID-19) and the related government mandates, the Company has temporarily suspended operations at more than 50% of its hotel properties. Significant events affecting travel, including COVID-19, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. The ongoing effects of the COVID-19 pandemic on the Company's operations have had, and will continue to have a material adverse impact on its financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak. Since the extent to which the COVID-19 pandemic impacts our operations will depend on future developments that are highly uncertain, the Company cannot estimate the impact on its business, financial condition or near- or longer-term financial or operational results with reasonable certainty.

Given the elimination of lodging demand, the Company has taken various actions to help mitigate the effects of the COVID-19 pandemic on its operating results and to preserve liquidity. Operational measures the Company has taken include:

•	Suspension of Hotel Operations: The Company has temporarily suspended operations at over 50% of its hotel properties, with additional suspensions under consideration;

•
Cost Containment Initiatives:  The Company has reduced operating expenses by implementing stringent operational cost containment measures. These measures include significantly reduced staffing, elimination of non-essential amenities and services and the closure of several floors and all food and beverage outlets at properties that remain open;

•
Capital Investment Reduction:  The Company has reduced its 2020 capital expenditure program by over 80% by deferring all capital investments, other than completing projects that are substantially underway and nearing completion; and

•	Return on Investment ("ROI") Project Suspensions: The Company suspended 90% of the 2020 ROI projects.

In addition, the Company has taken aggressive actions to increase liquidity and preserve cash at the corporate level including:

•	Common Stock Dividend Reduction: The Company’s board of trustees has authorized a reduction in the first quarter common cash dividend to $0.01 per common share; and

•
Increased Liquidity to $1.2 billion in Corporate Cash: The Company enhanced its liquidity position by drawing down $400.0 million under its $600.0 million revolving credit facility, adding to the Company's existing cash balance of approximately $800.0 million for a total cash balance of approximately $1.2 billion.

The Company is currently working with its lenders on an amendment to its Revolver and unsecured Term Loans, which are defined in Note 6, Debt. The Company expects that this amendment will include the waiver of all financial maintenance covenants through March 31, 2021 and an amendment fee to be paid to the lenders. In addition, the material terms are expected to include increased interest rates, a new minimum liquidity covenant, equity pledges of certain direct and indirect subsidiaries of the Company, restrictions on certain cash outflows, and other lender restrictions and protections. The waiver will require the approval of greater than 50% of the lenders in each facility.

The Company cannot provide assurances that it will be able to obtain waivers in a timely manner, or on acceptable terms, or at all. If the Company is unable to obtain waivers or repay its debt, the Company may default on some or all of its outstanding debt, which could potentially accelerate amounts due under such agreements, and could raise substantial doubt about the Company's ability to continue as a going concern.

2.              Summary of Significant Accounting Policies

The Company's Annual Report on Form 10-K for the year ended December 31, 2019 contains a discussion of the Company's significant accounting policies. Other than noted below, there have been no significant changes to the Company's significant accounting policies since December 31, 2019.

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

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2020.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the amounts of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Given the additional and unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an "incurred loss" method to an "expected loss" method. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The Company adopted this new standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The guidance modifies the disclosure requirements for fair value measurements by removing or modifying some of the disclosures, while also adding new disclosures. The Company adopted this new standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued at the end of 2021 because of reference rate reform. The guidance is effective immediately and expires on December 31, 2022. Based on the Company's assessment, the adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Land and improvements	$1,089,347	$1,088,436
Buildings and improvements	4,058,247	4,039,012
Furniture, fixtures and equipment	691,546	685,699
	5,839,140	5,813,147
Accumulated depreciation	(1,247,124)	(1,198,181)
Investment in hotel properties, net	$4,592,016	$4,614,966

For the three months ended March 31, 2020 and 2019, the Company recognized depreciation expense related to its investment in hotel properties of approximately and $48.9 million and $57.7 million, respectively.

Impairment

In connection with the preparation of the unaudited consolidated financial statements for the three months ended March 31, 2020 and 2019, the Company evaluated the recoverability of the carrying values of its hotel properties. The Company performed an undiscounted cash flow analysis as of March 31, 2020 for certain of its hotel properties. Based on this analysis, the Company concluded that there were no impairments for the three months ended March 31, 2020 and 2019.

4.              Investment in Unconsolidated Joint Ventures

As of March 31, 2020 and December 31, 2019, the Company owned 50% interests in joint ventures that owned two hotel properties.

The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income (loss) from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of March 31, 2020 and December 31, 2019, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	March 31, 2020	December 31, 2019
Equity basis of the joint venture investments	$(3,307)	$(4,236)
Cost of the joint venture investments in excess of the joint venture book value	19,127	19,407
Investment in unconsolidated joint ventures	$15,820	$15,171

The following table summarizes the components of the Company's equity in income (loss) from unconsolidated joint ventures (in thousands):

	For the three months ended March 31,
	2020	2019
Operating income (loss)	$864	$(14)
Depreciation of cost in excess of book value	(279)	(367)
Equity in income (loss) from unconsolidated joint ventures	$585	$(381)

5.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended March 31, 2020				For the three months ended March 31, 2019
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$33,511	$3,785	$1,305	$38,601	$50,881	$4,956	$1,421	$57,258
South Florida	31,124	4,497	1,952	37,573	44,646	5,849	2,057	52,552
Southern California	23,860	2,862	2,144	28,866	29,064	3,692	2,090	34,846
New York City	16,295	2,134	934	19,363	22,659	2,903	963	26,525
Houston	10,939	714	974	12,627	16,252	964	1,170	18,386
Chicago	8,914	2,222	466	11,602	12,906	2,964	436	16,306
Louisville	5,898	3,778	862	10,538	9,390	3,830	530	13,750
Austin	7,508	1,261	1,250	10,019	24,097	2,960	951	28,008
Washington DC	8,824	200	541	9,565	13,367	335	550	14,252
Denver	6,760	2,267	335	9,362	13,130	2,844	306	16,280
Other	65,259	7,047	5,059	77,365	101,278	12,949	6,877	121,104
Total	$218,892	$30,767	$15,822	$265,481	$337,670	$44,246	$17,351	$399,267

Trade Receivables

The Company has historically only experienced de minimis credit losses in hotel-level trade receivables. As of March 31, 2020, the Company reviewed its allowance for doubtful accounts and concluded that it is adequate. Because of the adverse impact of the COVID-19 pandemic, the Company could experience a delay in payment and collections.

6.              Debt

The Company's debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Senior Notes	$499,303	$500,484
Revolver and Term Loans, net	1,569,233	1,168,793
Mortgage loans, net	525,956	526,430
Debt, net	$2,594,492	$2,195,707

Senior Notes

The Company's senior unsecured notes are referred to as the "Senior Notes." The Company's Senior Notes consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate	Maturity Date	March 31, 2020	December 31, 2019
Senior unsecured notes (1) (2) (3)	6.00%	June 2025	$499,303	$500,484

(1)	Requires payments of interest only through maturity.

(2)
The senior unsecured notes include $24.4 million and $25.6 million at March 31, 2020 and December 31, 2019, respectively, related to acquisition related fair value adjustments on the senior unsecured notes.

(3)	The Company has the option to redeem the senior unsecured notes beginning June 1, 2020 at a price of 103.0% of face value.

The Senior Notes are subject to a maximum unsecured leverage maintenance covenant, which is based on asset value that is calculated at historical cost. In addition, the Senior Notes are subject to various incurrence covenants that limit the ability of the Company's subsidiary, FelCor Lodging Limited Partnership, to incur additional debt if these covenants are violated. As of March 31, 2020, the Company was in compliance with all maintenance and incurrence covenants associated with the Senior Notes.

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
The $150 Million Term Loan Maturing 2022, the $400 Million Term Loan Maturing 2023, the $225 Million Term Loan Maturing 2023, and the $400 Million Term Loan Maturing 2025 are collectively the "Term Loans."

The Revolver and Term Loans are subject to various financial covenants. A summary of the most restrictive covenants is as follows:

	Covenant	Actual at March 31, 2020	Compliance
Leverage ratio (1)	<= 7.00x	4.21x	Yes
Fixed charge coverage ratio (2)	>= 1.50x	2.51x	Yes
Secured indebtedness ratio	<= 45.0%	18.6%	Yes
Unsecured indebtedness ratio	<= 60.0%	24.6%	Yes
Unsecured interest coverage ratio	>= 2.00x	1.69x	No (3)

(1)
Leverage ratio is net indebtedness, as defined in the Revolver and Term Loan agreement, to corporate earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined in the Revolver and Term Loan agreement.

(2)
Fixed charge coverage ratio is Adjusted EBITDA, generally defined in the Revolver and Term Loan agreement as EBITDA less furniture, fixtures and equipment ("FF&E") reserves, to fixed charges, which is generally defined in the Revolver and Term Loan agreement as interest expense, all regularly schedule principal payments, preferred dividends paid, and cash taxes paid.

(3)
The Company is currently working with its lenders on an amendment to its Revolver and unsecured Term Loans. The Company expects that this amendment will adjust the compliance threshold for this covenant to a level where the Company will be in compliance at March 31, 2020.

The Company is currently working with its lenders on an amendment to its Revolver and unsecured Term Loans. The Company expects that this amendment will include the waiver of all financial maintenance covenants through March 31, 2021 and an amendment fee to be paid to the lenders. In addition, the material terms are expected to include increased interest rates, a new minimum liquidity covenant, equity pledges of certain direct and indirect subsidiaries of the Company, restrictions on certain cash outflows, and other lender restrictions and protections. The waiver will require approval of greater than 50% of the lenders in each facility.

The Company cannot provide assurances that it will be able to obtain waivers in a timely manner, or on acceptable terms, or at all. If the Company is unable to obtain waivers or repay its debt, the Company may default on some or all of its outstanding debt, which could potentially accelerate amounts due under such agreements, and could raise substantial doubt about the Company's ability to continue as a going concern.

The Company's unsecured credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at March 31, 2020 (1)	Maturity Date	March 31, 2020	December 31, 2019
Revolver (2)	2.44%	May 2024	$400,000	$—
$150 Million Term Loan Maturing 2022	3.08%	January 2022	150,000	150,000
$400 Million Term Loan Maturing 2023	3.78%	January 2023	400,000	400,000
$225 Million Term Loan Maturing 2023	3.78%	January 2023	225,000	225,000
$400 Million Term Loan Maturing 2025	2.92%	May 2025	400,000	400,000
			1,575,000	1,175,000
Deferred financing costs, net (3)			(5,767)	(6,207)
Total Revolver and Term Loans, net			$1,569,233	$1,168,793

(1)	Interest rate at March 31, 2020 gives effect to interest rate hedges.

(2)
At March 31, 2020 and December 31, 2019, there was $200.0 million and $600.0 million, respectively, undrawn on the Revolver. The Company also has the ability to extend the maturity date for an additional one year period ending May 2025 if certain conditions are satisfied.

(3)
Excludes $3.3 million and $3.4 million as of March 31, 2020 and December 31, 2019, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate at March 31, 2020 (1)	Maturity Date		March 31, 2020	December 31, 2019
Mortgage loan (2)	7	3.33%	April 2022	(6)	$200,000	$200,000
Mortgage loan (3)	1	5.25%	June 2022		31,050	31,215
Mortgage loan (4)	3	4.95%	October 2022		88,769	89,299
Mortgage loan (5)	1	4.94%	October 2022		28,635	28,785
Mortgage loan (2)	4	3.35%	April 2024	(6)	85,000	85,000
Mortgage loan (2)	3	2.88%	April 2024	(6)	96,000	96,000
	19				529,454	530,299
Deferred financing costs, net					(3,498)	(3,869)
Total mortgage loans, net					$525,956	$526,430

(1)	Interest rate at March 31, 2020 gives effect to interest rate hedges.

(2)	The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.

(3)	Includes $0.4 million and $0.5 million at March 31, 2020 and December 31, 2019, respectively, related to a fair value adjustment on a mortgage loan.

(4)	Includes $1.2 million and $1.4 million at March 31, 2020 and December 31, 2019, respectively, related to fair value adjustments on the mortgage loans.

(5)	Includes $0.4 million and $0.4 million at March 31, 2020 and December 31, 2019, respectively, related to a fair value adjustment on the mortgage loan.

(6)	The mortgage loan provides two one year extension options.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. In addition certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. While operations at certain hotel properties securing the mortgage loans have been temporarily suspended, the business operations remain that of a hotel, not another form of business, and the hotel properties continue to be maintained. At March 31, 2020, a hotel property failed to meet the DSCR threshold and was in a cash trap event, and another hotel property had failed to meet the DSCR threshold and will be in a cash trap event. The Company was in compliance with all other maintenance covenants associated with the other mortgage loans at March 31, 2020.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended March 31,
	2020	2019
Senior Notes	$5,944	$5,944
Revolver and Term Loans	10,652	10,153
Mortgage loans	4,640	5,423
Amortization of deferred financing costs	1,021	792
Undesignated interest rate swaps	1,556	(2,250)
Total interest expense	$23,813	$20,062

7.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Swap-cash flow	1.15%	April 2021	$100,000	$100,000	$(826)	$607
Swap-cash flow	1.20%	April 2021	100,000	100,000	(883)	538
Swap-cash flow	2.15%	April 2021	75,000	75,000	(1,485)	(590)
Swap-cash flow	1.91%	April 2021	75,000	75,000	(1,275)	(337)
Swap-cash flow	1.61%	June 2021	50,000	50,000	(813)	(32)
Swap-cash flow	1.56%	June 2021	50,000	50,000	(775)	13
Swap-cash flow	1.71%	June 2021	50,000	50,000	(878)	(109)
Swap-cash flow	2.29%	December 2022	200,000	200,000	(11,163)	(4,587)
Swap-cash flow	2.29%	December 2022	125,000	125,000	(6,970)	(2,859)
Swap-cash flow	2.38%	December 2022	200,000	200,000	(11,696)	(5,155)
Swap-cash flow	2.38%	December 2022	100,000	100,000	(5,845)	(2,574)
Swap-cash flow (1)	2.75%	November 2023	100,000	100,000	(7,381)	(3,590)
Swap-cash flow (2)	2.51%	December 2023	75,000	75,000	(4,918)	(2,120)
Swap-cash flow (2)	2.39%	December 2023	75,000	75,000	(4,646)	(1,858)
Swap-cash flow	1.35%	September 2021	49,000	49,000	(719)	181
Swap-cash flow	1.28%	September 2022	100,000	100,000	(2,396)	690
Swap-cash flow (3)	1.24%	September 2025	150,000	150,000	(4,562)	2,268
Swap-cash flow (4)	1.16%	April 2024	50,000	—	(1,202)	—
Swap-cash flow (4)	1.20%	April 2024	50,000	—	(1,264)	—
Swap-cash flow (4)	1.15%	April 2024	50,000	—	(1,188)	—
Swap-cash flow (4)	1.10%	April 2024	50,000	—	(1,112)	—
Swap-cash flow (4)	0.98%	April 2024	25,000	—	(465)	—
Swap-cash flow (4)	0.95%	April 2024	25,000	—	(442)	—
Swap-cash flow (4)	0.93%	April 2024	25,000	—	(427)	—
Swap-cash flow (4)	0.90%	April 2024	25,000	—	(404)	—
Swap-cash flow (5)	0.85%	December 2024	50,000	—	(1,067)	—
Swap-cash flow (5)	0.75%	December 2024	50,000	—	(840)	—
Swap-cash flow (6)	0.65%	January 2026	50,000	—	(349)	—
			$2,124,000	$1,674,000	$(75,991)	$(19,514)

(1)	Effective in November 2020.

(2)	Effective in January 2021.

(3)	Effective in September 2021.

(4)	Effective in April 2021.

(5)	Effective in June 2020.

(6)	Effective in July 2021.

The following interest rate swaps have not been designated as hedging instruments (in thousands):

			Notional value at		Fair value at
Derivative type	Interest rate	Maturity	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Interest rate swap (1)	1.80%	September 2020	$30,030	$30,195	$(177)	$(34)
Interest rate swap (1)	1.80%	September 2020	74,620	75,030	(438)	(86)
Interest rate swap (1)	1.80%	September 2020	31,850	32,025	(187)	(37)
Interest rate swap (1)	1.81%	October 2020	141,808	142,500	(1,130)	(219)
			$278,308	$279,750	$(1,932)	$(376)

(1)
During the year ended December 31, 2019, the Company discontinued accounting for these interest rate swaps as cash flow hedges. The Company recognizes all changes in the fair value of these interest rate swaps in interest expense in the consolidated statements of operations and comprehensive income.

As of December 31, 2019, the aggregate fair value of the interest rate swap assets of $4.3 million was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the aggregate fair value of the interest rate swap liabilities of $77.9 million and $24.2 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of March 31, 2020 and December 31, 2019, there was approximately $76.0 million and $19.5 million, respectively, of unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the three month periods ended March 31, 2020 or 2019. For the three months ended March 31, 2020 and 2019, approximately $0.8 million and $2.6 million, respectively, of the amounts included in accumulated other comprehensive loss were reclassified into interest expense for the interest rate swaps that have been designated as cash flow hedges. Approximately $22.3 million of the unrealized losses included in accumulated other comprehensive loss at March 31, 2020 is expected to be reclassified into interest expense within the next 12 months.

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

•
Debt — The Company estimated the fair value of the Senior Notes by using publicly available trading prices, which are Level 2 inputs in the fair value hierarchy. The Company estimated the fair value of the Revolver and Term Loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms, which are Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy.

The fair value of the Company's debt was as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$499,303	$449,933	$500,484	$497,835
Revolver and Term Loans, net	1,569,233	1,526,187	1,168,793	1,176,068
Mortgage loans, net	525,956	514,655	526,430	532,249
Debt, net	$2,594,492	$2,490,775	$2,195,707	$2,206,152

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 (in thousands):

	Fair Value at March 31, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap liability	$—	$(77,923)	$—	$(77,923)
Total	$—	$(77,923)	$—	$(77,923)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$4,297	$—	$4,297
Interest rate swap liability	—	(24,187)	—	(24,187)
Total	$—	$(19,890)	$—	$(19,890)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of March 31, 2020 and December 31, 2019.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (P.L. 116-136) that was signed into law on March 27, 2020 includes several significant tax provisions that could beneficially impact the Company and its subsidiaries. The Company is still analyzing whether, and the extent to which, the CARES Act provisions will impact it or its TRSs.
10.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of March 31, 2020 and December 31, 2019, approximately $43.5 million and $44.7 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance. In addition, due to the effects of the COVID-19 pandemic on its operations, the Company has been working with the brands, third-party managers and lenders and anticipates using a portion of the available restricted cash reserves to cover operating shortfalls.

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

Management Agreements

As of March 31, 2020, 103 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from one to 25 years. This number includes 29 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 3.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three months ended March 31, 2020 and 2019, the Company incurred management fee expense, including amortization of deferred management fees, of approximately $3.4 million and $14.1 million, respectively.

Prior to January 1, 2020, the Wyndham management agreements guaranteed minimum levels of annual net operating income at each of the Wyndham-managed hotels. In 2019, the Company entered into an agreement with Wyndham to terminate the net operating income guarantee effective December 31, 2019 and received a lump sum termination payment of $35.0 million from Wyndham, which is included in advance deposits and deferred revenue in the accompanying consolidated balance sheets. Effective January 1, 2020, the Company began recognizing the $35.0 million termination payment over the estimated term of the transitional agreements as a reduction to management fee expense in the consolidated statements of operations and comprehensive income. For the three months ended March 31, 2020, the Company recognized approximately $4.6 million as a reduction to management fee expense related to the termination payment.

Franchise Agreements

As of March 31, 2020, 73 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 29 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, one hotel is not operated with a hotel brand so it does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three months ended March 31, 2020 and 2019, the Company incurred franchise fee expense of approximately $13.8 million and $20.0 million, respectively.

11.       Equity

Common Shares of Beneficial Interest

On February 14, 2020, the Company's board of trustees approved a new share repurchase program to repurchase up to $250.0 million of common shares from March 1, 2020 to February 28, 2021 (the "2020 Share Repurchase Program"). During the three months ended March 31, 2020, the Company repurchased and retired 5,489,335 common shares for approximately $62.6 million, of which $26.0 million was repurchased under a share repurchase program authorized by the Company's board of trustees in 2019, which expired February 29, 2020 (the "2019 Share Repurchase Program"), and $36.6 million was repurchased under the 2020 Share Repurchase Program. As of March 31, 2020, the 2020 Share Repurchase Program had a remaining capacity of $213.4 million.

During the three months ended March 31, 2019, the Company repurchased and retired 602,309 common shares for approximately $10.6 million, of which $10.4 million was repurchased under a share repurchase program that expired February 28, 2019 and $0.2 million was repurchased under the 2019 Share Repurchase Program.

During the three months ended March 31, 2020 and 2019, the Company declared a cash dividend of $0.01 and $0.33 per Common Share, respectively.

Series A Preferred Shares

On March 13, 2020, the Company's board of trustees approved an amendment to the 2020 Share Repurchase Program, pursuant to which the Company is authorized, in addition to the repurchase of common shares, to repurchase outstanding $1.95 Series A Cumulative Convertible Preferred Shares of the Company, par value $0.01 per share (the “Series A Preferred Shares”). Such purchases, if any, are authorized to be made during the period beginning March 13, 2020 through and including February 28, 2021, provided that the aggregate purchase price of common shares, Series A Preferred Shares or a combination thereof (including common shares repurchased prior to the date of the amendment) may not exceed $250.0 million. During the three months ended March 31, 2020, the Company did not repurchase any Series A Preferred Shares.

During the three months ended March 31, 2020 and 2019, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of March 31, 2020, 772,293 outstanding OP Units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

12.       Equity Incentive Plan

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

A summary of the unvested restricted shares as of March 31, 2020 is as follows:

	2020
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	940,202	$20.21
Granted (1)	525,169	13.21
Vested	(125,888)	19.81
Forfeited	(6,424)	19.52
Unvested at March 31, 2020	1,333,059	$17.49

(1)	During the three months ended March 31, 2020, the Company issued restricted shares to officers and employees that vest on an annual basis over a four year period.

For each of the three months ended March 31, 2020 and 2019, the Company recognized approximately $2.1 million of share-based compensation expense related to restricted share awards. As of March 31, 2020, there was $18.5 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.8 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the three months ended March 31, 2020 and 2019 was approximately $2.0 million and $1.2 million, respectively.

Performance Units

From time to time, the Company may award performance units under the 2015 Plan as compensation to officers and employees. The performance units vest over a four year period, including three years of performance-based vesting (the “performance units measurement period”) plus an additional one year of time-based vesting. These performance units may convert into restricted shares at a range of 0% to 200% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return (40% of award) and a relative total shareholder return (60% of award) over the measurement period at specified percentiles of the peer group, as defined by the awards. If at the end of the performance units measurement period the target criterion is met, then 50% of the performance units that are earned will vest at the end of the measurement period. The remaining 50% convert to restricted shares that will vest on the one year anniversary of the end of the measurement period. The award recipients will not be entitled to receive any dividends prior to the date of conversion. For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the performance units measurement period. The fair value of the performance units is determined using a Monte Carlo simulation, and an expected term equal to the requisite service period for the awards of four years. The Company estimates the compensation expense for the performance units on a straight-line basis using a calculation that recognizes 50% of the grant date fair value over three years and 50% of the grant date fair value over four years.
A summary of the performance unit awards is as follows:

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range	Risk Free Interest Rate	Volatility
February 2017 (1)	259,000	$14.93	0% to 150%	1.57%	25.73%
February 2018	264,000	$13.99	0% to 150%	2.42%	27.44%
February 2019	260,000	$19.16	0% to 200%	2.52%	27.19%
February 2020	489,000	$12.06	0% to 200%	1.08%	23.46%
(1) In February 2020, following the end of the measurement period, the Company did not meet certain target criterion and no performance units were converted into restricted shares.

For the three months ended March 31, 2020 and 2019, the Company recognized approximately $0.6 million and $0.7 million, respectively, of share-based compensation expense related to the performance unit awards. As of March 31, 2020, there was $4.2 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.2 years.

As of March 31, 2020, there were 204,591 common shares available for future grant under the 2015 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP Units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three months ended March 31, 2020 and 2019, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2020	2019
Numerator:
Net (loss) income attributable to RLJ	$(29,324)	$27,253
Less: Preferred dividends	(6,279)	(6,279)
Less: Dividends paid on unvested restricted shares	(13)	(312)
Less: Undistributed earnings attributable to unvested restricted shares	—	—
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(35,616)	$20,662

Denominator:
Weighted-average number of common shares - basic	167,149,733	172,796,998
Unvested restricted shares	—	59,232
Weighted-average number of common shares - diluted	167,149,733	172,856,230

Net (loss) income per share attributable to common shareholders - basic	$(0.21)	$0.12

Net (loss) income per share attributable to common shareholders - diluted	$(0.21)	$0.12

14.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$1,157,818	$241,481
Restricted cash reserves	43,548	54,217
Cash, cash equivalents, and restricted cash reserves	$1,201,366	$295,698

Interest paid	$10,625	$15,701

Income taxes paid	$104	$43

Operating cash flow lease payments for operating leases	$3,763	$3,589

Supplemental non-cash transactions
Accrued capital expenditures	$9,040	$6,720

15.       Subsequent Events

The ongoing effects of the COVID-19 pandemic on the Company's operations continue to have a material adverse impact on its financial results. Given the elimination of lodging demand, the Company continues to take actions to help mitigate the effects of the COVID-19 pandemic on its operating results and to preserve liquidity. As of May 8, 2020, the Company had temporarily suspended operations at 57 hotel properties as a result of the impact of the ongoing COVID-19 pandemic.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020 (the "Annual Report"), which is accessible on the SEC’s website at www.sec.gov.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its impact on the demand for travel and on levels of consumer confidence, the actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, travel and economic activity, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

Additional factors that might cause such a difference include the following: increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel and epidemics and/or pandemics, including COVID-19, third-party operator risk, change in operational costs, ramp up of the future economic recovery and re-opening of hotels, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, duration and access to capital through offerings of our common and preferred shares of beneficial interest, or debt, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses and inaccuracies of our accounting estimates.  Given these uncertainties, undue reliance should not be placed on such statements.

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

As of March 31, 2020, we owned 104 hotel properties with approximately 22,700 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 100 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 102 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 103 of the 104 hotel properties to our taxable REIT subsidiaries ("TRS"), of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of March 31, 2020, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the Operating Partnership ("OP units").

COVID-19

The global outbreak of a novel strain of coronavirus (COVID-19) and the public health measures that have been undertaken in response have had, and will likely continue to have, a material adverse impact on the global economy and all aspects of our business.

Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing,” have essentially halted all non-essential travel and also resulted in a dramatic increase in national unemployment that will create headwinds for our hotel properties even after the current government restrictions are lifted. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. However, our operating trends, combined with macroeconomic trends such as an expected economic recession, reduced consumer spending, including on travel, and significantly increased unemployment, lead us to believe that the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have, a material adverse impact on our financial results and liquidity, and such adverse impact may continue through at least the end of 2020, and possibly well beyond the containment of such outbreak.

We have taken various actions to mitigate the effects of the COVID-19 pandemic by strengthening our balance sheet and liquidity position. Operational measures we have taken include:

•
Suspension of Hotel Operations: We have temporarily suspended operations at over 50% of our hotel properties and will continue to evaluate the suspension at our remaining hotel properties. The decision to suspend operations was made in response to the elimination of lodging demand resulting from the COVID-19 pandemic and the related government and health official mandates in many markets.

•
Cost Containment Initiatives: We are working in concert with our hotel management companies to materially reduce operating expenses and preserve liquidity by putting stringent operational cost containment measures in place. Such measures include significantly reducing staffing at our hotel properties, eliminating non-essential amenities and services, and closing several floors and all food and beverage outlets at our hotel properties that remain open.

•
Capital Investment Reduction: We expect to reduce our 2020 capital expenditure program by over 80% by deferring all capital investments, other than completing projects that are substantially underway and are nearing completion. Near-term, we will take appropriate steps to protect and preserve the hotel properties and re-evaluate the 2020 capital plan at a time when there is improved economic clarity.

•	Return On Investment ("ROI") Project Suspensions: We reviewed all 2020 ROI initiatives and suspended 90% of these projects.

At the corporate level, we have taken and continue to take aggressive actions to increase liquidity and preserve cash including:

•
Common Stock Dividend Reduction: We reduced the first quarter common cash dividend to $0.01 per common share. We will continue to monitor our financial performance and the economic outlook to assess whether it is appropriate to resume a regular quarterly common dividend at a level determined to be prudent based on the economic outlook, alternatively, or to declare and pay any required dividend at the end of 2020.

•
Increased Liquidity to $1.2 Billion in Corporate Cash: We enhanced our liquidity position by drawing $400.0 million under our $600.0 million corporate line of credit, adding to our existing cash balance of approximately $800.0 million for a total cash balance of approximately $1.2 billion. By preemptively drawing on our credit facility, we have ensured significant liquidity to meet our obligations over an extended period of time.

We are currently working with our lenders on an amendment of to our Revolver and unsecured Term Loans. We expect that this amendment will include the waiver of all financial maintenance covenants through March 31, 2021 and an amendment fee to be paid to our lenders. In addition, the material terms are expected to include increased interest rates, a new minimum liquidity covenant, equity pledges of certain of our subsidiaries, restrictions on certain cash outflows, and other lender restrictions and protections. The waiver will require approval of greater than 50% of the lenders in each facility.

We cannot provide assurances that we will be able to obtain waivers in a timely manner, or on acceptable terms, or at all. If we are unable to obtain waivers or repay its debt, we may default on some or all of our outstanding debt, which could potentially accelerate amounts due under such agreements, and could raise substantial doubt about our ability to continue as a going concern.

We have not previously experienced a suspension of hotel operations. The ongoing effects of COVID-19 on our operations have had, and will continue to have, a material adverse impact on our financial results, and such adverse impact may continue well beyond the containment of such outbreak. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operating results, and the associated economic slowdown, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. However, we do expect to experience a significant decline in occupancy and RevPAR due to the COVID-19 pandemic through at least the end of 2020.

For more information, see "Part II - Item 1A. Risk Factors" included elsewhere in this Quarterly Report on Form 10-Q.

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

Our Revenues and Expenses

Our revenues are primarily derived from the operation of hotels, including the sale of rooms, food and beverage revenue and other revenue, which consists of parking fees, resort fees, gift shop sales and other guest service fees.

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

Critical Accounting Policies

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. Our Annual Report on Form 10-K for the year ended December 31, 2019 contains a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies since December 31, 2019.

Results of Operations

At March 31, 2020 and 2019, we owned 104 and 151 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three months ended March 31, 2020 and 2019.  The non-comparable hotel properties include 47 dispositions that were completed between January 1, 2019 and March 31, 2020.
COVID-19

Beginning in March 2020, we experienced a significant decline in occupancy and RevPAR due to the COVID-19 pandemic, which we expect to continue through at least the end of 2020. The economic downturn resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. Certain of our hotel properties have temporarily suspended all operations and, while our other hotel properties are operating in a limited capacity, as a result of these operational changes, the results of operations for the three months ended March 31, 2020 will not be comparable to the same period in 2019.

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

	For the three months ended March 31,
	2020	2019	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$218,892	$337,670	$(118,778)	(35.2)%
Food and beverage revenue	30,767	44,246	(13,479)	(30.5)%
Other revenue	15,822	17,351	(1,529)	(8.8)%
Total revenues	265,481	399,267	(133,786)	(33.5)%
Expenses
Operating expenses
Room expense	63,753	84,188	(20,435)	(24.3)%
Food and beverage expense	26,381	34,209	(7,828)	(22.9)%
Management and franchise fee expense	17,144	34,118	(16,974)	(49.8)%
Other operating expense	80,957	97,118	(16,161)	(16.6)%
Total property operating expenses	188,235	249,633	(61,398)	(24.6)%
Depreciation and amortization	49,173	58,403	(9,230)	(15.8)%
Property tax, insurance and other	28,692	30,597	(1,905)	(6.2)%
General and administrative	11,769	11,160	609	5.5%
Transaction costs	10	559	(549)	(98.2)%
Total operating expenses	277,879	350,352	(72,473)	(20.7)%
Other income	579	274	305	—%
Interest income	2,966	1,171	1,795	—%
Interest expense	(23,813)	(20,062)	(3,751)	18.7%
Gain on sale of hotel properties, net	102	—	102	100.0%
Income before equity in income (loss) from unconsolidated joint ventures	(32,564)	30,298	(62,862)	—%
Equity in income (loss) from unconsolidated joint ventures	585	(381)	966	—%
(Loss) income before income tax benefit (expense)	(31,979)	29,917	(61,896)	—%
Income tax benefit (expense)	1,150	(1,586)	2,736	—%
Net (loss) income	(30,829)	28,331	(59,160)	—%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	1,313	353	960	—%
Noncontrolling interest in the Operating Partnership	192	(92)	284	—%
Preferred distributions - consolidated joint venture	—	(186)	186	(100.0)%
Redemption of preferred equity - consolidated joint venture	—	(1,153)	1,153	(100.0)%
Net (loss) income attributable to RLJ	(29,324)	27,253	(56,577)	—%
Preferred dividends	(6,279)	(6,279)	—	—%
Net (loss) income attributable to common shareholders	$(35,603)	$20,974	$(56,577)	—%

Revenues

Total revenues decreased $133.8 million, or 33.5%, to $265.5 million for the three months ended March 31, 2020 from $399.3 million for the three months ended March 31, 2019. The decrease was the result of a $118.8 million decrease in room revenue, a $13.5 million decrease in food and beverage revenue, and a $1.5 million decrease in other revenue.

Room Revenue

Room revenue decreased $118.8 million, or 35.2%, to $218.9 million for the three months ended March 31, 2020 from $337.7 million for the three months ended March 31, 2019.  The decrease was the result of a $51.0 million decrease in room revenue attributable to the non-comparable properties and a $67.7 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 24.5% decrease in RevPAR primarily due to the impact of the COVID-19 pandemic.

The following are the year-to-date key hotel operating statistics for the comparable properties owned at March 31, 2020 and 2019, respectively:

	For the three months ended March 31,
	2020	2019	% Change
Occupancy	60.5%	76.0%	(20.5)%
ADR	$176.23	$185.63	(5.1)%
RevPAR	$106.54	$141.07	(24.5)%

Food and Beverage Revenue

Food and beverage revenue decreased $13.5 million, or 30.5%, to $30.8 million for the three months ended March 31, 2020 from $44.2 million for the three months ended March 31, 2019. The decrease was the result of a $5.3 million decrease in food and beverage revenue attributable to the non-comparable properties and a $8.2 million decrease in food and beverage revenue attributable to the comparable properties. The decrease in food and beverage revenue attributable to the comparable properties was primarily due to the impact of COVID-19.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, decreased $1.5 million, or 8.8%, to $15.8 million for the three months ended March 31, 2020 from $17.4 million for the three months ended March 31, 2019.  The decrease was due to a $2.5 million decrease in other revenue attributable to the non-comparable properties, partially offset by a $1.0 million increase in other revenue attributable to the comparable properties. The increase in other revenue attributable to the comparable properties was due to an increase in cancellation fee revenue, partially offset by decreases in other revenue sources due to the impact of COVID-19.

Property Operating Expenses

Property operating expenses decreased $61.4 million, or 24.6%, to $188.2 million for the three months ended March 31, 2020 from $249.6 million for the three months ended March 31, 2019. The decrease was due to a $36.9 million decrease in property operating expenses attributable to the non-comparable properties and a $24.5 million decrease in property operating expenses attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at March 31, 2020 and 2019, respectively, were as follows (in thousands):

	For the three months ended March 31,
	2020	2019	$ Change	% Change
Room expense	$63,737	$72,817	$(9,080)	(12.5)%
Food and beverage expense	26,378	30,614	(4,236)	(13.8)%
Management and franchise fee expense	17,178	27,734	(10,556)	(38.1)%
Other operating expense	80,680	81,294	(614)	(0.8)%
Total property operating expenses	$187,973	$212,459	$(24,486)	(11.5)%

The decrease in property operating expenses attributable to the comparable properties was due to a decrease in room expense, food and beverage expense, and management and franchise fee expense primarily due to the impact of the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense decreased $9.2 million, or 15.8%, to $49.2 million for the three months ended March 31, 2020 from $58.4 million for the three months ended March 31, 2019. The decrease was a result of a $9.1 million decrease in depreciation and amortization expense attributable to the non-comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $1.9 million, or 6.2%, to $28.7 million for the three months ended March 31, 2020 from $30.6 million for the three months ended March 31, 2019.  The decrease was attributable to a $4.0 million decrease in property tax, insurance and other expense attributable to the non-comparable properties, partially offset by a $2.1 million increase in property tax, insurance and other expense attributable to the comparable properties primarily due to an increase in insurance premiums.

General and Administrative

General and administrative expense increased $0.6 million, or 5.5%, to $11.8 million for the three months ended March 31, 2020 from $11.2 million for the three months ended March 31, 2019.

Interest Expense

The components of our interest expense for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	For the three months ended March 31,
	2020	2019	$ Change	% Change
Senior Notes	$5,944	$5,944	$—	—%
Revolver and Term Loans	10,652	10,153	499	4.9%
Mortgage loans	4,640	5,423	(783)	(14.4)%
Amortization of deferred financing costs	1,021	792	229	28.9%
Undesignated interest rate swaps	1,556	(2,250)	3,806	—%
Total interest expense	$23,813	$20,062	$3,751	18.7%

Interest expense increased $3.8 million, or 18.7%, to $23.8 million for the three months ended March 31, 2020 from $20.1 million for the three months ended March 31, 2019.  The increase in interest expense was primarily due to unrealized losses on certain discontinued cash flow hedges.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures increased $1.0 million to income of $0.6 million for the three months ended March 31, 2020 from a loss of $0.4 million for the three months ended March 31, 2019.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. The Company's effective tax rates were 3.6% and 5.3% for the three months ended March 31, 2020 and 2019, respectively. Income tax expense decreased $2.7 million to a benefit if $1.1 million for the three months ended March 31, 2020 from expense of $1.6 million for the three months ended March 31, 2019.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three months ended March 31, 2020 and 2019 (in thousands):

	For the three months ended March 31,
	2020	2019
Net (loss) income	$(30,829)	$28,331
Preferred dividends	(6,279)	(6,279)
Preferred distributions - consolidated joint venture	—	(186)
Redemption of preferred equity - consolidated joint venture	—	(1,153)
Depreciation and amortization	49,173	58,403
Gain on sale of hotel properties, net	(102)	—
Noncontrolling interest in consolidated joint ventures	1,313	353
Adjustments related to consolidated joint ventures (1)	(75)	(74)
Adjustments related to unconsolidated joint ventures (2)	494	694
FFO	13,695	80,089
Transaction costs	10	559
Amortization of share-based compensation	2,696	2,725
Non-cash income tax (benefit) expense	(1,242)	1,281
Other expenses (income) (3)	1,711	(2,015)
Adjusted FFO	$16,870	$82,639

(1)	Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint ventures.

(2)	Includes our ownership interest in the depreciation and amortization expense of the unconsolidated joint ventures.

(3)
Represents income and expenses outside of the normal course of operations, including debt modification costs, legal and other costs, hurricane-related costs that were not reimbursed by insurance, and unrealized gains and losses on certain discontinued cash flow hedges.

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

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2020 and 2019 (in thousands):

	For the three months ended March 31,
	2020	2019
Net (loss) income	$(30,829)	$28,331
Depreciation and amortization	49,173	58,403
Interest expense, net of interest income	20,847	18,891
Income tax (benefit) expense	(1,150)	1,586
Adjustments related to unconsolidated joint ventures (1)	618	817
EBITDA	38,659	108,028
Gain on sale of hotel properties, net	(102)	—
EBITDAre	38,557	108,028
Transaction costs	10	559
Amortization of share-based compensation	2,696	2,725
Other expenses (2)	154	234
Adjusted EBITDA	$41,417	$111,546

(1)	Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint ventures.

(2)	Represents expenses outside of the normal course of operations, including debt modification costs, legal and other costs, and hurricane-related costs that were not reimbursed by insurance.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of the funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•	recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards;

•	operating shortfalls in hotel properties where operations were suspended and hotels with low occupancy;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	distributions necessary to qualify for taxation as a REIT; and

•	corporate and other general and administrative expenses.

Our long-term liquidity requirements consist primarily of the funds necessary to pay for renovations and other capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, at maturity or otherwise.

Due to the COVID-19 pandemic and the effects of government and health official mandates to avoid nonessential travel, we have suspended operations at over 50% of our hotel properties. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. We believe the ongoing effects of the COVID-19 pandemic on our operations have had, and will continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak.

We can make no assurances that the assumptions used to estimate our liquidity requirements will remain accurate because the magnitude, duration and speed of the COVID-19 pandemic are uncertain. These uncertainties make it difficult to predict the impact on our business, financial condition or near- or longer-term financial or operational results with certainty.

We are taking further actions to improve our liquidity position, including capital expenditure and operating expense reductions, suspending ROI initiatives, and reducing dividend payments on our common shares.

As of March 31, 2020, we had $1.2 billion of cash and cash equivalents. In March 2020, we drew down $400.0 million from our $600.0 million Revolver in order to increase our cash position to approximately $1.2 billion and preserve financial flexibility in light of the impact of the COVID-19 pandemic on our results of operations and liquidity.

We are currently working with our lenders on an amendment to our Revolver and unsecured Term Loans. We expect that this amendment will include the waiver of all financial maintenance covenants through March 31, 2021 and an amendment fee to be paid to our lenders. In addition, the material terms are expected to include increased interest rates, a new minimum liquidity covenant, equity pledges of certain of our subsidiaries, restrictions on certain cash outflows, and other lender restrictions and protections. The waiver will require approval of greater than 50% of the lenders in each facility.

We cannot provide assurances that we will be able to obtain waivers in a timely manner, or on acceptable terms, or at all. If we are unable to obtain waivers or repay its debt, we may default on some or all of our outstanding debt, which could potentially accelerate amounts due under such agreements, and could raise substantial doubt about our ability to continue as a going concern.

Based on these actions and our assumptions regarding the impact of the COVID-19 pandemic, we expect to have sufficient liquidity to satisfy our obligations over an extended period of time.

Sources and Uses of Cash

As of March 31, 2020, we had $1.2 billion of cash, cash equivalents and restricted cash reserves as compared to $927.2 million at December 31, 2019.

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $30.1 million and $75.0 million for the three months ended March 31, 2020 and 2019, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2020 and 2019.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $29.4 million for the three months ended March 31, 2020 primarily due to $31.0 million in routine capital improvements and additions to our hotel properties.

The net cash flow used in investing activities totaled $44.1 million for the three months ended March 31, 2019 primarily due to $43.5 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow provided by financing activities totaled $273.6 million for the three months ended March 31, 2020 primarily due to $400.0 million in borrowings on the Revolver. The net cash flow provided by financing activities was partially offset by $62.7 million in distributions to shareholders and unitholders, $62.6 million paid to repurchase common shares under a share repurchase program, $0.6 million in scheduled mortgage loan principal payments, and $0.6 million paid to repurchase common shares to satisfy employee tax withholding requirements.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2020, approximately $40.0 million was held in FF&E reserve accounts for future capital expenditures. In addition, due to the effects of the COVID-19 pandemic on our operations, we have been working with the brands, third-party managers, and lenders and anticipate using a portion of the available restricted cash reserves to cover operating shortfalls.

Off-Balance Sheet Arrangements

As of March 31, 2020, we owned 50% interests in joint ventures that owned two hotel properties. We own more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our trustees, officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $20.3 million of non-recourse mortgage debt, of which our pro rata portion was $10.1 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity's obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044 and 2094.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2020, we had approximately $2.0 billion of total variable rate debt outstanding (or 75.9% of total indebtedness) with a weighted-average interest rate of 3.17% per annum. After taking into consideration the effect of interest rate swaps, 84.3% of our total indebtedness was fixed or effectively fixed. As of March 31, 2020, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $4.0 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2020, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Fixed rate debt (1)	$2,464	$3,558	$140,386	$—	$—	$474,888	$621,296
Weighted-average interest rate	5.01%	5.01%	5.01%	—%	—%	6.00%	5.77%
Variable rate debt (1)	$—	$—	$350,000	$625,000	$581,000	$400,000	$1,956,000
Weighted-average interest rate (2)	—%	—%	3.22%	3.78%	2.65%	2.92%	3.17%
Total (3)	$2,464	$3,558	$490,386	$625,000	$581,000	$874,888	$2,577,296

(1)	Excludes $5.8 million and $3.5 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.

(2)	The weighted-average interest rate gives effect to interest rate swaps, as applicable.

(3)	Excludes a total of $26.5 million related to fair value adjustments on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of March 31, 2020, the estimated fair value of our fixed rate debt was $597.2 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $3.4 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.            Risk Factors

For a discussion of our potential risks and uncertainties, please refer to the "Risk Factors" section in the Annual Report which is accessible on the SEC’s website at www.sec.gov. The Company is providing the following additional risk factors to supplement the risk factors contained in Item 1A. of our Annual Report.

The current outbreak of the novel coronavirus (COVID-19) has significantly adversely impacted and disrupted, and is expected to continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

Since first being reported in December 2019, the novel strain of coronavirus (COVID-19) has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The outbreak of COVID-19 has had, and another pandemic in the future could similarly have, significant repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, implementing "shelter in place" orders, broader closures, and restricting travel and large gatherings. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession.

COVID-19 has disrupted our business and has had a material adverse effect, and will continue to materially adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. The effects of the pandemic on the hotel industry are unprecedented. Global demand for lodging has been drastically reduced and occupancy levels have reached historic lows. Since late February, we have experienced a significant decline in occupancy and RevPAR associated with COVID-19 throughout our portfolio and as of the date hereof, we have temporarily suspended operations at more than 50% of our hotels. The remainder of our hotels are currently operating at significantly reduced levels; however, we may need or elect to temporarily suspend the operations at additional hotels in the future as a result of the COVID-19 pandemic. It is not currently known when the suspended operations at our hotels will resume at any level, or if we will need to suspend operations at additional hotels.

Additional factors that would negatively impact our ability to operate successfully during or following the COVID-19 pandemic or another pandemic, or that could otherwise significantly adversely impact and disrupt our business, financial performance and condition, operating results and cash flows, include:

•	sustained negative consumer or business sentiment, economic metrics or demand for travel, including beyond the end of the COVID-19 pandemic, which could further adversely impact demand for lodging;

•	our ability to reopen our hotels in a timely manner, and our ability to attract customers to our hotels when we are able to reopen;

•	increased operational costs to maintain hotels, including hotels that are no longer in operation, and increased sanitation measures at hotels that continue to operate;

•	the scaling back or delay of a significant amount of planned capital expenditures, including planned renovation projects, which could adversely affect the value of our properties;

•	reduction or elimination of quarterly dividends;

•	our increased indebtedness and decreased operating revenues, which could increase our risk of default on our loans;

•	continued volatility of our stock price;

•	our dependence on our third-party management companies, which are facing similar challenges from the COVID-19 pandemic;

•	disruptions in our supply chains, which may impact our hotels that are still operating;

•	fluctuations in regional and local economies;

•	risks associated with our third-party operators;

•	ramp up of the future economic recovery and re-opening of our hotel properties;

•
the continued service and availability of personnel, including our senior leadership team, and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work;

•	our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;

•	disruptions as a result of corporate employees working remotely, including risk of cybersecurity incidents and disruptions to internal control procedures; and

•
difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to meet our liquidity needs by restricting or otherwise limiting our access to capital necessary to fund business operations and affect the availability and terms of future borrowings, renewals or refinancings.

Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition and cash flows. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019.

The significance, extent and duration of the impacts caused by the COVID-19 pandemic on our business, financial condition, operating results and cash flows, remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the extent and effectiveness of the containment measures taken, and the responses of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted. Furthermore, there can be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries after the COVID-19 pandemic has largely subsided. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or when, or if, we will be able to resume normal operations. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

We may not be in compliance with our financial maintenance covenants due to the impact of the ongoing COVID-19 pandemic, which could result in the acceleration of amounts due under our outstanding debt instruments, which, in turn would have a material adverse effect on us.

We are currently working with our lenders on an amendment to our Revolver and unsecured Term Loans. We expect that this amendment will include the waiver of all financial maintenance covenants through March 31, 2021 and an amendment fee to be paid to our lenders. In addition, the material terms are expected to include increased interest rates, a new minimum liquidity covenant, equity pledges of certain of our subsidiaries, restrictions on certain cash outflows, and other lender restrictions and protections. The waiver will require approval of greater than 50% of the lenders in each facility.

We cannot provide assurances that we will be able to obtain waivers in a timely manner, or on acceptable terms, or at all. If we are unable to obtain waivers or repay our debt, we may default on some or all of our outstanding debt, which could potentially accelerate amounts due under such agreements, and could raise substantial doubt about our ability to continue as a going concern.

We will require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate cash required to service our debt.

Our ability to meet our debt service obligations or refinance our debt depends on our future operating and financial performance and capacity to generate cash. Our performance and capacity to generate cash will be affected by our ability to implement our business strategy successfully, but also certain general economic, financial, competitive, regulatory and other factors beyond our control, including the disruption caused by the COVID-19 pandemic. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, or continue to delay planned capital expenditures. We cannot assure you that we will be able to generate sufficient cash through any of the foregoing. If we are unable to refinance any of our debt or obtain additional financing on reasonable terms or at all, we may not be able to satisfy our debt obligations.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2020 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

On February 14, 2020, the Company's board of trustees approved the 2020 Share Repurchase Program, authorizing the repurchase of up to $250.0 million of our common shares from March 1, 2020 through and including February 28, 2021.  On March 13, 2020, the Company's board of trustees approved an amendment to the 2020 Share Repurchase Program to allow for the repurchase of our Series A Preferred Shares from March 13, 2020 through and including February 28, 2021, provided that the aggregate purchase price of common shares, Series A Preferred Shares or a combination thereof (including common shares repurchased prior to the date of the amendment) does not exceed $250.0 million. During the three months ended March 31, 2020, (i) the Company repurchased and retired 5,489,335 common shares for approximately $62.6 million, of which $26.0 million was repurchased under the 2019 Share Repurchase Program and $36.6 million was repurchased under the 2020 Share Repurchase Program, and (ii) the Company did not repurchase any Series A Preferred Shares. As of March 31, 2020, the 2020 Share Repurchase Program had a remaining capacity of $213.4 million.

During the three months ended March 31, 2020, certain of the Company's employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2015 Plan.

The following table summarizes all of the share repurchases during the three months ended March 31, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2020 through January 31, 2020	610,313	$16.48	609,450	11,082,041
February 1, 2020 through February 29, 2020	1,052,916	$15.73	1,014,904	11,846,981
March 1, 2020 through March 31, 2020	3,864,981	$9.48	3,864,981	27,639,489
Total	5,528,210		5,489,335

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
10.1
Employment Agreement, dated as of February 14, 2020, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 20, 2020)

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

RLJ LODGING TRUST

Dated: 5/11/2020	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: 5/11/2020	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: 5/11/2020	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)