Form 10-Q
period 2020-06-30
RLJ Lodging Trust
filed 2020-08-10
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
As of July 31, 2020, 165,092,557 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Investment in hotel properties, net	$4,555,628	$4,614,966
Investment in unconsolidated joint ventures	14,862	15,171
Cash and cash equivalents	1,048,442	882,474
Restricted cash reserves	44,578	44,686
Hotel and other receivables, net of allowance of $573 and $251, respectively	11,410	39,762
Lease right-of-use assets	141,651	144,358
Deferred income tax asset, net	64,509	51,447
Prepaid expense and other assets	36,357	58,536
Total assets	$5,917,437	$5,851,400
Liabilities and Equity
Debt, net	$2,591,674	$2,195,707
Accounts payable and other liabilities	205,186	183,408
Advance deposits and deferred revenue	41,216	57,459
Lease liabilities	119,863	121,154
Accrued interest	5,292	3,024
Distributions payable	8,735	64,165
Total liabilities	2,971,966	2,624,917
Commitments and Contingencies (Note 11)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at June 30, 2020 and December 31, 2019	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 165,092,953 and 169,852,246 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,651	1,699
Additional paid-in capital	3,071,063	3,127,982
Accumulated other comprehensive loss	(82,573)	(19,514)
Distributions in excess of net earnings	(434,242)	(274,769)
Total shareholders’ equity	2,922,835	3,202,334
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	13,492	14,065
Noncontrolling interest in the Operating Partnership	9,144	10,084
Total noncontrolling interest	22,636	24,149
Total equity	2,945,471	3,226,483
Total liabilities and equity	$5,917,437	$5,851,400
The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues
Operating revenues
Room revenue	$27,853	$378,857	$246,745	$716,527
Food and beverage revenue	1,271	49,458	32,039	93,704
Other revenue	3,467	20,412	19,289	37,763
Total revenues	32,591	448,727	298,073	847,994
Expenses
Operating expenses
Room expense	12,469	88,898	76,222	173,086
Food and beverage expense	1,801	35,910	28,181	70,119
Management and franchise fees	(1,827)	35,825	15,317	69,944
Other operating expense	37,933	101,596	118,890	198,713
Total property operating expenses	50,376	262,229	238,610	511,862
Depreciation and amortization	49,229	54,956	98,402	113,359
Property tax, insurance and other	25,348	31,201	54,041	61,797
General and administrative	11,673	11,765	23,441	22,925
Transaction costs	20	425	30	984
Total operating expenses	136,646	360,576	414,524	710,927
Other income	282	349	859	622
Interest income	579	1,073	3,545	2,245
Interest expense	(23,794)	(25,237)	(47,607)	(45,299)
(Loss) gain on sale of hotel properties, net	(8)	(24,835)	94	(24,835)
(Loss) income before equity in loss from unconsolidated joint ventures	(126,996)	39,501	(159,560)	69,800
Equity in loss from unconsolidated joint ventures	(975)	(2,403)	(390)	(2,784)
(Loss) income before income tax benefit (expense)	(127,971)	37,098	(159,950)	67,016
Income tax benefit (expense)	11,805	(3,417)	12,955	(5,003)
Net (loss) income	(116,166)	33,681	(146,995)	62,013
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	524	(96)	1,837	256
Noncontrolling interest in the Operating Partnership	568	(141)	760	(233)
Preferred distributions - consolidated joint venture	—	—	—	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	(1,153)
Net (loss) income attributable to RLJ	(115,074)	33,444	(144,398)	60,697
Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Net (loss) income attributable to common shareholders	$(121,353)	$27,165	$(156,955)	$48,140

Basic per common share data:
Net (loss) income per share attributable to common shareholders	$(0.74)	$0.16	$(0.95)	$0.27
Weighted-average number of common shares	163,543,701	172,661,878	165,346,717	172,729,064

Diluted per common share data:
Net (loss) income per share attributable to common shareholders	$(0.74)	$0.16	$(0.95)	$0.27
Weighted-average number of common shares	163,543,701	172,766,091	165,346,717	172,808,513

Comprehensive (loss) income:
Net (loss) income	$(116,166)	$33,681	$(146,995)	$62,013
Unrealized loss on interest rate derivatives	(6,582)	(21,645)	(63,059)	(35,781)
Reclassification of unrealized gain on discontinued cash flow hedges to interest expense	—	—	—	(2,250)
Comprehensive (loss) income	(122,748)	12,036	(210,054)	23,982
Comprehensive loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	524	(96)	1,837	256
Noncontrolling interest in the Operating Partnership	568	(141)	760	(233)
Preferred distributions - consolidated joint venture	—	—	—	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	(1,153)
Comprehensive (loss) income attributable to RLJ	$(121,656)	$11,799	$(207,457)	$22,666

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2019	12,879,475	$366,936	169,852,246	$1,699	$3,127,982	$(274,769)	$(19,514)	$10,084	$14,065	$3,226,483
Net loss	—	—	—	—	—	(144,398)	—	(760)	(1,837)	(146,995)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(63,059)	—	—	(63,059)
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(8)	—	(8)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	1,264	1,264
Issuance of restricted stock	—	—	801,463	8	(8)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	6,487	—	—	—	—	6,487
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(62,987)	(1)	(848)	—	—	—	—	(849)
Shares acquired as part of a share repurchase program	—	—	(5,489,335)	(55)	(62,550)	—	—	—	—	(62,605)
Forfeiture of restricted stock	—	—	(8,434)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(12,557)	—	—	—	(12,557)
Distributions on common shares and units	—	—	—	—	—	(2,518)	—	(172)	—	(2,690)
Balance at June 30,2020	12,879,475	$366,936	165,092,953	$1,651	$3,071,063	$(434,242)	$(82,573)	$9,144	$13,492	$2,945,471

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at March 31, 2020	12,879,475	$366,936	164,842,781	$1,648	$3,067,693	$(311,223)	$(75,991)	$9,749	$13,022	$3,071,834
Net loss	—	—	—	—	—	(115,074)	—	(568)	(524)	(116,166)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(6,582)	—	—	(6,582)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	994	994
Issuance of restricted stock	—	—	276,294	3	(3)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	3,588	—	—	—	—	3,588
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(24,112)	—	(215)	—	—	—	—	(215)
Forfeiture of restricted stock	—	—	(2,010)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(1,666)	—	(37)	—	(1,703)
Balance at June 30,2020	12,879,475	$366,936	165,092,953	$1,651	$3,071,063	$(434,242)	$(82,573)	$9,144	$13,492	$2,945,471

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

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at March 31, 2019	12,879,475	$366,936	173,667,027	$1,737	$3,187,285	$(187,092)	$(191)	$10,686	$13,861	$3,393,222
Net income	—	—	—	—	—	33,444	—	141	96	33,681
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(21,645)	—	—	(21,645)
Issuance of restricted stock	—	—	259,408	3	(3)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	3,204	—	—	—	—	3,204
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(15,606)	—	(290)	—	—	—	—	(290)
Shares acquired as part of a share repurchase program	—	—	(446,906)	(5)	(7,845)	—	—	—	—	(7,850)
Forfeiture of restricted stock	—	—	(4,908)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(56,656)	—	(386)	—	(57,042)
Balance at June 30. 2019	12,879,475	$366,936	173,459,015	$1,735	$3,182,351	$(216,583)	$(21,836)	$10,441	$13,957	$3,337,001

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(146,995)	$62,013
Adjustments to reconcile net (loss) income to cash flow (used in) provided by operating activities:
(Gain) loss on sale of hotel properties, net	(94)	24,835
Depreciation and amortization	98,402	113,359
Amortization of deferred financing costs	2,067	1,902
Other amortization	(1,192)	(967)
Unrealized loss (gain) on discontinued cash flow hedges	1,186	(55)
Equity in loss from unconsolidated joint ventures	390	2,784
Distributions of income from unconsolidated joint ventures	—	1,051
Amortization of share-based compensation	6,021	5,760
Deferred income taxes	(13,062)	4,052
Changes in assets and liabilities:
Hotel and other receivables, net	28,352	(15,655)
Prepaid expense and other assets	16,176	596
Accounts payable and other liabilities	(31,642)	(6,559)
Advance deposits and deferred revenue	(16,243)	1,027
Accrued interest	2,268	(991)
Net cash flow (used in) provided by operating activities	(54,366)	193,152
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	94	447,493
Improvements and additions to hotel properties	(44,678)	(90,308)
Contributions to unconsolidated joint ventures	(100)	(603)
Distributions from unconsolidated joint ventures in excess of earnings	1,577	2,436
Net cash flow (used in) provided by investing activities	(43,107)	359,018
Cash flows from financing activities
Borrowings under Revolver	400,000	140,000
Repayment of borrowings under Revolver	—	(140,000)
Proceeds from mortgage loans	—	381,000
Scheduled mortgage loan principal payments	(1,687)	(2,375)
Repayments of mortgage loans	—	(374,500)
Repurchase of common shares under a share repurchase program	(62,605)	(18,411)
Repurchase of common shares to satisfy employee tax withholding requirements	(849)	(656)
Distributions on preferred shares	(12,557)	(12,557)
Distributions on common shares	(57,700)	(114,737)
Distributions on and redemption of Operating Partnership units	(427)	(620)
Payments of deferred financing costs	(2,106)	(4,636)
Preferred distributions - consolidated joint venture	—	(312)
Redemption of preferred equity - consolidated joint venture	—	(45,583)
Contributions from consolidated joint venture partners	1,264	2,305
Net cash flow provided by (used in) financing activities	263,333	(191,082)
Net change in cash, cash equivalents, and restricted cash reserves	165,860	361,088
Cash, cash equivalents, and restricted cash reserves, beginning of year	927,160	384,842
Cash, cash equivalents, and restricted cash reserves, end of period	$1,093,020	$745,930

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2020, there were 165,865,246 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of June 30, 2020, the Company owned 104 hotel properties with approximately 22,700 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 100 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 102 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotel properties in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 103 of the 104 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

Liquidity and Management's Plans

In response to the near elimination of travel and hotel demand resulting from the spread of the novel strain of coronavirus (COVID-19) and the related government mandates, the Company had previously announced the suspension of operations at 57 of its hotel properties. As government mandated stay-in-place restrictions are lifted, the Company has developed a framework to open hotels in a socially and financially responsible way. The Company's primarily transient oriented, select-service and extended stay hotels located in drive-to and leisure markets will re-open sooner than traditional full-service hotels. As of June 30, 2020, the Company had reopened 21 of its hotel properties, has subsequently reopened 15 hotel properties and continues to evaluate reopening additional hotel properties based on market conditions. In the event stay-in-place restrictions are reinstated, the Company would consider temporarily suspending hotel operations where there is no adequate demand.

The ongoing effects of the COVID-19 pandemic on the Company's operations continue to have a material adverse impact on its financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak. Since the extent to which the COVID-19 pandemic impacts our operations will depend on future developments that are highly uncertain, the Company cannot estimate the impact on its business, financial condition or near- or longer-term financial or operational results with reasonable certainty.

Given the impact on lodging demand, the Company has taken various actions to help mitigate the effects of the COVID-19 pandemic on its operating results and to preserve liquidity. Operational measures the Company has taken include:

•Suspension of Hotel Operations:  The Company suspended operations at many of its hotel properties. As government mandated stay-in-place restrictions have been lifted and lodging demand stabilized and began to recover, the Company began the process of reopening certain hotel properties.

•Cost Containment Initiatives:  The Company continues to operate with reduced operating expenses by implementing stringent operational cost containment measures. These measures include significantly reduced staffing, reduced energy costs, elimination of non-essential amenities and services and the closure of several floors and most food and beverage outlets at properties that remain open.

•Capital Investment Reduction:  The Company reduced its 2020 capital expenditure program by deferring all capital investments, other than completing projects that are substantially underway and nearing completion.

•Return on Investment ("ROI") Project Suspensions:  The Company suspended most of the 2020 ROI projects.

In addition, the Company has taken aggressive actions to increase liquidity and preserve cash at the corporate level including:

•Common Stock Dividend:  The Company’s board of trustees authorized the first, second and third quarter common cash dividends of $0.01 per common share.

•Share Repurchase: The Company suspended further repurchases of its common shares and Series A Preferred Shares (defined below), as applicable.
•Increased Liquidity: The Company enhanced its liquidity position by drawing down $400.0 million under its $600.0 million revolving credit facility. As of June 30, 2020, the Company had approximately $1.1 billion of cash and cash equivalents and restricted cash reserves.

In June 2020, the Company amended its Revolver and unsecured Term Loans, which are defined in Note 7, Debt. The amendments included a waiver of quarterly financial covenants through the first quarter of 2021. Additionally, after the end of the covenant waiver period, certain covenant thresholds were modified through the second quarter of 2022. Refer to Note 7, Debt, for additional terms of the amendments.

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

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net (loss) income and comprehensive (loss) income, shareholders’ equity or cash flows.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the amounts of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Given the additional and unforeseen effects from the COVID-19 pandemic, these estimates have become more challenging, and actual results could differ from those estimates.

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

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Land and improvements	$1,089,545	$1,088,436
Buildings and improvements	4,066,761	4,039,012
Furniture, fixtures and equipment	695,449	685,699
	5,851,755	5,813,147
Accumulated depreciation	(1,296,127)	(1,198,181)
Investment in hotel properties, net	$4,555,628	$4,614,966

For the three and six months ended June 30, 2020, the Company recognized depreciation expense related to its investment in hotel properties of approximately $49.0 million and $97.9 million, respectively. For the three and six months ended June 30, 2019, the Company recognized depreciation expense related to its investment in hotel properties of approximately $54.3 million and $112.0 million, respectively.

Impairment

In connection with the preparation of the unaudited consolidated financial statements for the three and six months ended June 30, 2020 and 2019, the Company evaluated the recoverability of the carrying values of its hotel properties. The Company performed an undiscounted cash flow analysis as of June 30, 2020 for certain of its hotel properties. Based on this analysis, the Company concluded that there were no impairments for the three and six months ended June 30, 2020 and 2019.

4.              Investment in Unconsolidated Joint Ventures

As of June 30, 2020 and December 31, 2019, the Company owned 50% interests in joint ventures that owned two hotel properties.

The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in loss from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of June 30, 2020 and December 31, 2019, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	June 30, 2020	December 31, 2019
Equity basis of the joint venture investments	$(3,985)	$(4,236)
Cost of the joint venture investments in excess of the joint venture book value	18,847	19,407
Investment in unconsolidated joint ventures	$14,862	$15,171

The following table summarizes the components of the Company's equity in loss from unconsolidated joint ventures (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Operating (loss) income	$(695)	$858	$170	$845
Depreciation of cost in excess of book value	(280)	(338)	(560)	(706)
Loss on sale	—	(2,923)	—	(2,923)
Equity in loss from unconsolidated joint ventures	$(975)	$(2,403)	$(390)	$(2,784)

5.            Sale of Hotel Properties

During the six months ended June 30, 2019, Company sold 23 hotel properties in two separate transactions for a total sales price of approximately $465.3 million. The Company also entered into a purchase and sale agreement to sell a portfolio of 18 hotel properties and incurred a loss to write down the held-for-sale portfolio to its fair value less cost to sell. The sale of the 18 hotel portfolio closed in August 2019. In connection with these transactions, the Company recorded a net loss of $24.8 million, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income.

On June 25, 2019, the Company sold a portfolio of 21 hotels for $311.9 million. In connection with this transaction, the Company recorded a gain on sale of $44.5 million, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income.

On June 27, 2019, the Company sold two resort hotels in Myrtle Beach, South Carolina for $153.3 million. In connection with this transaction, the Company recorded a loss on sale of $21.3 million, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income.

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

In April 2019, the Company entered into a purchase and sale agreement to sell a portfolio of 18 hotel properties and the transaction closed in August 2019. For the six months ended June 30, 2019, the Company recorded a loss of $48.1 million to write down the portfolio to its fair value less cost to sell, which is included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income.

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended June 30, 2020				For the three months ended June 30, 2019
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Southern California	$5,064	$270	$654	$5,988	$33,082	$3,544	$2,524	$39,150
Chicago	2,964	385	139	3,488	22,132	3,553	577	26,262
Northern California	2,716	16	483	3,215	52,222	4,929	1,585	58,736
South Florida	2,449	143	291	2,883	30,048	5,146	2,195	37,389
New York City	2,618	6	65	2,689	36,042	4,451	1,197	41,690
Washington, DC	1,931	170	98	2,199	19,081	532	610	20,223
Houston	1,463	6	167	1,636	15,524	1,018	1,223	17,765
Austin	525	28	509	1,062	23,228	2,402	1,071	26,701
Denver	691	6	87	784	18,263	3,321	397	21,981
Louisville	292	—	9	301	13,879	4,530	593	19,002
Other	7,140	241	965	8,346	115,356	16,032	8,440	139,828
Total	$27,853	$1,271	$3,467	$32,591	$378,857	$49,458	$20,412	$448,727

	For the six months ended June 30, 2020				For the six months ended June 30, 2019
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$36,227	$3,801	$1,788	$41,816	$103,103	$9,885	$3,006	$115,994
South Florida	33,572	4,639	2,243	40,454	74,694	10,994	4,252	89,940
Southern California	28,924	3,132	2,798	34,854	62,146	7,236	4,614	73,996
New York City	18,913	2,140	999	22,052	58,701	7,355	2,160	68,216
Chicago	11,878	2,606	605	15,089	35,038	6,517	1,013	42,568
Houston	12,402	720	1,141	14,263	31,776	1,982	2,393	36,151
Washington DC	10,755	370	639	11,764	32,448	867	1,160	34,475
Austin	8,033	1,289	1,759	11,081	47,325	5,361	2,021	54,707
Louisville	6,190	3,778	871	10,839	23,269	8,360	1,123	32,752
Denver	7,450	2,274	423	10,147	31,393	6,166	704	38,263
Other	72,401	7,290	6,023	85,714	216,634	28,981	15,317	260,932
Total	$246,745	$32,039	$19,289	$298,073	$716,527	$93,704	$37,763	$847,994

Trade Receivables

The Company has historically only experienced de minimis credit losses in hotel-level trade receivables. As of June 30, 2020, the Company reviewed its allowance for doubtful accounts and concluded that it is adequate. Because of the adverse impact of the COVID-19 pandemic, the Company could experience a delay in payment and collections.

7.              Debt

The Company's debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Senior Notes	$498,122	$500,484
Revolver and Term Loans, net	1,568,498	1,168,793
Mortgage loans, net	525,054	526,430
Debt, net	$2,591,674	$2,195,707

Senior Notes

The Company's senior unsecured notes are referred to as the "Senior Notes." The Company's Senior Notes consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate	Maturity Date	June 30, 2020	December 31, 2019
Senior unsecured notes (1) (2) (3)	6.00%	June 2025	$498,122	$500,484

(1)Requires payments of interest only through maturity.
(2)The senior unsecured notes include $23.2 million and $25.6 million at June 30, 2020 and December 31, 2019, respectively, related to acquisition related fair value adjustments on the senior unsecured notes.
(3)Beginning June 1, 2020, the Company has the option to redeem the senior unsecured notes at a price of 103.0% of face value.

The Senior Notes are subject to a maximum unsecured leverage maintenance covenant, which is based on asset value that is calculated at historical cost. In addition, the Senior Notes are subject to various incurrence covenants that limit the ability of the Company's subsidiary, FelCor Lodging Limited Partnership, to incur additional debt if these covenants are violated. As of June 30, 2020, the Company was in compliance with all maintenance and incurrence covenants associated with the Senior Notes.

Revolver and Term Loans

The Company has the following unsecured credit agreements in place:

•$600.0 million revolving credit facility with a scheduled maturity date of May 18, 2024 and a one year extension option if certain conditions are satisfied (the "Revolver");
•$150.0 million term loan with a scheduled maturity date of January 22, 2022 (the "$150 Million Term Loan Maturing 2022");
•$400.0 million term loan with a scheduled maturity date of January 25, 2023 (the "$400 Million Term Loan Maturing 2023");
•$225.0 million term loan with a scheduled maturity date of January 25, 2023 (the "$225 Million Term Loan Maturing 2023"); and
•$400.0 million term loan with a scheduled maturity date of May 18, 2025 (the "$400 Million Term Loan Maturing 2025").
The $150 Million Term Loan Maturing 2022, the $400 Million Term Loan Maturing 2023, the $225 Million Term Loan Maturing 2023, and the $400 Million Term Loan Maturing 2025 are collectively the "Term Loans."

The Company's unsecured credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at June 30, 2020 (1)	Maturity Date	June 30, 2020	December 31, 2019
Revolver (2)	3.76%	May 2024	$400,000	$—
$150 Million Term Loan Maturing 2022	3.88%	January 2022	150,000	150,000
$400 Million Term Loan Maturing 2023	4.58%	January 2023	400,000	400,000
$225 Million Term Loan Maturing 2023	4.58%	January 2023	225,000	225,000
$400 Million Term Loan Maturing 2025	3.77%	May 2025	400,000	400,000
			1,575,000	1,175,000
Deferred financing costs, net (3)			(6,502)	(6,207)
Total Revolver and Term Loans, net			$1,568,498	$1,168,793

(1)Interest rate at June 30, 2020 gives effect to interest rate hedges.
(2)At June 30, 2020 and December 31, 2019, there was $200.0 million and $600.0 million, respectively, undrawn on the Revolver. The Company also has the ability to extend the maturity date for an additional one year period ending May 2025 if certain conditions are satisfied.
(3)Excludes $3.9 million and $3.4 million as of June 30, 2020 and December 31, 2019, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

The Revolver and Term Loans are subject to various financial covenants. A summary of the most restrictive covenants is as follows:

	Covenant	Compliance
Leverage ratio (1)	<= 7.00x	N/A (3)
Fixed charge coverage ratio (2)	>= 1.50x	N/A (3)
Secured indebtedness ratio	<= 45.0%	N/A (3)
Unencumbered indebtedness ratio	<= 60.0%	N/A (3)
Unencumbered debt service coverage ratio	>= 2.00x	N/A (3)
Maintain minimum liquidity level	>= $125.0 million	Yes

(1)Leverage ratio is net indebtedness, as defined in the Revolver and Term Loan agreements, to corporate earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined in the Revolver and Term Loan agreements.
(2)Fixed charge coverage ratio is Adjusted EBITDA, generally defined in the Revolver and Term Loan agreements as EBITDA less furniture, fixtures and equipment ("FF&E") reserves, to fixed charges, which is generally defined in the Revolver and Term Loan agreements as interest expense, all regularly scheduled principal payments, preferred dividends paid, and cash taxes paid.
(3)The Company received a waiver for this covenant, see details below.

In June 2020, the Company amended its Revolver and Term Loans. The amendments suspend the testing of all existing financial maintenance covenants under the Revolver and the Term Loan agreements for all periods through and including the fiscal quarter ending March 31, 2021 (the “Covenant Relief Period”). In addition, for periods following the Covenant Relief Period, the amendments modify the covenant thresholds for the leverage ratio and unencumbered debt service coverage ratio as follows:

•Increasing the maximum leverage ratio to 8.50x for the first two quarters following the Covenant Relief Period, 8.00x for the third and fourth quarters following the Covenant Relief Period, 7.50x for the fifth quarter following the Covenant Relief Period, and returning to 7.00x for the quarter ending September 30, 2022.

•Reducing the minimum unencumbered debt service coverage ratio to 1.65x for the first three quarters following the Covenant Relief Period until the minimum unencumbered debt service coverage ratio returns to 2.00x for the quarter ending March 31, 2022.

Pursuant to the amendments and through the date that the financial statements are delivered for the quarter ending June 30, 2021 (the "Restriction Period"), the Company is subject to the following restrictions:

•The Company will be required to maintain a minimum liquidity level of $125.0 million.

•The net cash proceeds from asset sales, equity issuances and incurrences of indebtedness will, subject to various exceptions, be required to be applied as a mandatory prepayment of certain amounts outstanding under the Revolver and the Term Loans.

•Additional negative covenants that limit the ability of the Company and its subsidiaries to incur additional indebtedness, make prepayments of other indebtedness, make dividends and distributions (with certain exceptions, including for the payment of a quarterly cash dividend of $0.01 per common share, the payment of a quarterly cash dividend on the Company’s Series A Cumulative Convertible Preferred Shares and other payments for purposes of maintaining REIT status) and stock repurchases, make approximately $260.0 million of capital expenditures, and make investments, including up to $200.0 million of acquisitions or mergers, in each case, subject to various exceptions.

•Requirement to pledge the equity interests in certain subsidiaries that own unencumbered properties to secure the Revolver and Term Loans. The equity pledge requirement is also required to be satisfied following the Restriction Period until such time as the leverage ratio is no greater than 6.50x for two consecutive fiscal quarters.

The amendments further provide that, until the earlier of (1) the earlier of July 1, 2022 or the day after the end of the fifth quarter immediately following the end of the Covenant Relief Period and (2) such time as the leverage ratio is less than or equal to 7.00x, borrowings under the Revolver and the Term Loan agreements will bear interest, at the Company's election, at a per annum rate of (i) in the case of the Revolver, (a) LIBOR plus a margin of 230 basis points or (b) a base rate plus a margin of 130 basis points, and (ii) in the case of each of the Term Loans, (a) LIBOR plus a margin of 225 basis points or (b) a base rate plus a margin of 125 basis points. The amendments also add a floor of 0.25% to the LIBOR interest rate determination, subject to certain exceptions, under both the Revolver and the Term Loan agreements.

At the Company's election, the Restriction Period and the Covenant Relief Period may be terminated early if the Company is at such time able to comply with the applicable financial covenants.

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

						Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate at June 30, 2020		Maturity Date		June 30, 2020	December 31, 2019
Mortgage loan (2)	7	1.68%	(1)	April 2022	(6)	$200,000	$200,000
Mortgage loan (3)	1	5.25%		June 2022		30,773	31,215
Mortgage loan (4)	3	4.95%		October 2022		88,038	89,299
Mortgage loan (5)	1	4.94%		October 2022		28,379	28,785
Mortgage loan (2)	4	1.83%	(1)	April 2024	(6)	85,000	85,000
Mortgage loan (2)	3	2.88%	(1)	April 2024	(6)	96,000	96,000
	19					528,190	530,299
Deferred financing costs, net						(3,136)	(3,869)
Total mortgage loans, net						$525,054	$526,430

(1)Interest rate at June 30, 2020 gives effect to interest rate hedges.
(2)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(3)Includes $0.4 million and $0.5 million at June 30, 2020 and December 31, 2019, respectively, related to a fair value adjustment on a mortgage loan.
(4)Includes $1.1 million and $1.4 million at June 30, 2020 and December 31, 2019, respectively, related to fair value adjustments on the mortgage loans.
(5)Includes $0.4 million and $0.4 million at June 30, 2020 and December 31, 2019, respectively, related to a fair value adjustment on the mortgage loan.
(6)The mortgage loan provides two one year extension options.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. In addition certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. While operations at certain hotel properties securing the mortgage loans have been temporarily suspended, the business operations remain that of a hotel, not another form of business, and the hotel properties continue to be maintained. At June 30, 2020, one mortgage loan failed to meet the DSCR threshold and was in a cash trap event, and another four mortgages had failed to meet the DSCR threshold and will be in a cash trap event. The Company was in compliance with all other maintenance covenants associated with the other mortgage loans at June 30, 2020.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Senior Notes	$5,940	$5,944	$11,883	$11,888
Revolver and Term Loans	12,705	10,838	23,356	20,991
Mortgage loans	4,475	5,150	9,115	10,573
Amortization of deferred financing costs	1,045	1,110	2,067	1,902
Undesignated interest rate swaps	(371)	2,195	1,186	(55)
Total interest expense	$23,794	$25,237	$47,607	$45,299

8.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Swap-cash flow	1.15%	April 2021	$100,000	$100,000	$(893)	$607
Swap-cash flow	1.20%	April 2021	100,000	100,000	(938)	538
Swap-cash flow	2.15%	April 2021	75,000	75,000	(1,347)	(590)
Swap-cash flow	1.91%	April 2021	75,000	75,000	(1,183)	(337)
Swap-cash flow	1.61%	June 2021	50,000	50,000	(799)	(32)
Swap-cash flow	1.56%	June 2021	50,000	50,000	(768)	13
Swap-cash flow	1.71%	June 2021	50,000	50,000	(852)	(109)
Swap-cash flow	2.29%	December 2022	200,000	200,000	(11,285)	(4,587)
Swap-cash flow	2.29%	December 2022	125,000	125,000	(7,047)	(2,859)
Swap-cash flow	2.38%	December 2022	200,000	200,000	(11,772)	(5,155)
Swap-cash flow	2.38%	December 2022	100,000	100,000	(5,883)	(2,574)
Swap-cash flow (1)	2.75%	November 2023	100,000	100,000	(7,937)	(3,590)
Swap-cash flow (2)	2.51%	December 2023	75,000	75,000	(5,360)	(2,120)
Swap-cash flow (2)	2.39%	December 2023	75,000	75,000	(5,088)	(1,858)
Swap-cash flow	1.35%	September 2021	49,000	49,000	(748)	181
Swap-cash flow	1.28%	September 2022	100,000	100,000	(2,632)	690
Swap-cash flow (3)	1.24%	September 2025	150,000	150,000	(5,968)	2,268
Swap-cash flow (4)	1.16%	April 2024	50,000	—	(1,524)	—
Swap-cash flow (4)	1.20%	April 2024	50,000	—	(1,586)	—
Swap-cash flow (4)	1.15%	April 2024	50,000	—	(1,510)	—
Swap-cash flow (4)	1.10%	April 2024	50,000	—	(1,434)	—
Swap-cash flow (4)	0.98%	April 2024	25,000	—	(626)	—
Swap-cash flow (4)	0.95%	April 2024	25,000	—	(603)	—
Swap-cash flow (4)	0.93%	April 2024	25,000	—	(587)	—
Swap-cash flow (4)	0.90%	April 2024	25,000	—	(564)	—
Swap-cash flow	0.85%	December 2024	50,000	—	(1,510)	—
Swap-cash flow	0.75%	December 2024	50,000	—	(1,282)	—
Swap-cash flow (5)	0.65%	January 2026	50,000	—	(847)	—
			$2,124,000	$1,674,000	$(82,573)	$(19,514)

(1)Effective in November 2020.
(2)Effective in January 2021.
(3)Effective in September 2021.
(4)Effective in April 2021.
(5)Effective in July 2021.

The following interest rate swaps have not been designated as hedging instruments (in thousands):

			Notional value at		Fair value at
Derivative type	Interest rate	Maturity	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Interest rate swap (1)	1.80%	September 2020	$29,865	$30,195	$(136)	$(34)
Interest rate swap (1)	1.80%	September 2020	74,210	75,030	(339)	(86)
Interest rate swap (1)	1.80%	September 2020	31,675	32,025	(145)	(37)
Interest rate swap (1)	1.81%	October 2020	141,094	142,500	(942)	(219)
			$276,844	$279,750	$(1,562)	$(376)

(1)During the year ended December 31, 2019, the Company discontinued accounting for these interest rate swaps as cash flow hedges. The Company recognizes all changes in the fair value of these interest rate swaps in interest expense in the consolidated statements of operations and comprehensive income.

As of December 31, 2019, the aggregate fair value of the interest rate swap assets of $4.3 million was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the aggregate fair value of the interest rate swap liabilities of $84.1 million and $24.2 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of June 30, 2020 and December 31, 2019, there was approximately $82.6 million and $19.5 million, respectively, of unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the three or six month periods ended June 30,2020 or 2019. For the three and six months ended June 30, 2020, approximately $5.5 million and $6.3 million, respectively, of the amounts included in accumulated other comprehensive loss were reclassified into interest expense for the interest rate swaps that have been designated as cash flow hedges. For the three and six months ended June 30, 2019, $1.9 million and $4.4 million, respectively, of the amounts included in accumulated other comprehensive loss were reclassified into interest expense for the interest rate swaps that have been designated as cash flow hedges. Approximately $27.8 million of the unrealized losses included in accumulated other comprehensive loss at June 30, 2020 is expected to be reclassified into interest expense within the next 12 months.

9.              Fair Value

Fair Value Measurement

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  The fair value hierarchy has three levels of inputs, both observable and unobservable:

•Level 1 — Inputs include quoted market prices in an active market for identical assets or liabilities.

•Level 2 — Inputs are market data, other than Level 1, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.

•Level 3 — Inputs are unobservable and corroborated by little or no market data.

Fair Value of Financial Instruments

The Company used the following market assumptions and/or estimation methods:

•Cash and cash equivalents, restricted cash reserves, hotel and other receivables, accounts payable and other liabilities — The carrying amounts reported in the consolidated balance sheets for these financial instruments approximate fair value because of their short term maturities.

•Debt — The Company estimated the fair value of the Senior Notes by using publicly available trading prices, which are Level 2 inputs in the fair value hierarchy. The Company estimated the fair value of the Revolver and Term Loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms, which are Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy.

The fair value of the Company's debt was as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$498,122	$461,339	$500,484	$497,835
Revolver and Term Loans, net	1,568,498	1,524,469	1,168,793	1,176,068
Mortgage loans, net	525,054	512,134	526,430	532,249
Debt, net	$2,591,674	$2,497,942	$2,195,707	$2,206,152

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 (in thousands):

	Fair Value at June 30, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap liability	$—	$(84,135)	$—	$(84,135)
Total	$—	$(84,135)	$—	$(84,135)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$4,297	$—	$4,297
Interest rate swap liability	—	(24,187)	—	(24,187)
Total	$—	$(19,890)	$—	$(19,890)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of June 30, 2020 and December 31, 2019.

11.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of June 30, 2020 and December 31, 2019, approximately $44.6 million and $44.7 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance. In addition, due to the effects of the COVID-19 pandemic on its operations, the Company has worked with the brands, third-party managers and lenders to allow the use of a portion of the available restricted cash reserves to cover operating shortfalls at certain hotels.

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

Management Agreements

As of June 30, 2020, 103 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from one to 25 years. This number includes 29 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 3.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fees in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2020, the Company incurred management fee expense of approximately $0.6 million and $8.5 million, respectively. For the three and six months ended June 30, 2019, the Company incurred management fee expense of approximately $13.7 million and $27.8 million, respectively.

Franchise Agreements

As of June 30, 2020, 73 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 29 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, one hotel is not operated with a hotel brand so it does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fees in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2020, the Company incurred franchise fee expense of approximately $1.8 million and $15.6 million, respectively. For the three and six months ended June 30, 2019, the Company incurred franchise fee expense of approximately $22.1 million and $42.1 million, respectively.

Wyndham Agreements

Prior to January 1, 2020, the Wyndham management agreements guaranteed minimum levels of annual net operating income at each of the Wyndham-managed hotels. In 2019, the Company entered into an agreement with Wyndham to terminate the net operating income guarantee effective December 31, 2019 and received a lump sum termination payment of $35.0 million from Wyndham, which is included in advance deposits and deferred revenue in the accompanying consolidated balance sheets. Effective January 1, 2020, the Company began recognizing the $35.0 million termination payment over the estimated term of the transitional agreements as a reduction to management and franchise fees in the consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2020, the Company recognized approximately $4.2 million and $8.8 million, respectively, as a reduction to management and franchise fee expense related to the amortization of the termination payment.

12.       Equity

Common Shares of Beneficial Interest

On February 14, 2020, the Company's board of trustees approved a new share repurchase program to repurchase up to $250.0 million of common shares from March 1, 2020 to February 28, 2021 (the "2020 Share Repurchase Program"). During the six months ended June 30, 2020, the Company repurchased and retired 5,489,335 common shares for approximately $62.6 million, of which $26.0 million was repurchased under a share repurchase program authorized by the Company's board of trustees in 2019, which expired February 29, 2020 (the "2019 Share Repurchase Program"), and $36.6 million was repurchased under the 2020 Share Repurchase Program. As of June 30, 2020, the 2020 Share Repurchase Program had a remaining capacity of $213.4 million. In April 2020, however, the Company suspended further repurchases of its common shares pursuant to the 2020 Share Repurchase Program due to the effects of the COVID-19 pandemic.

During the six months ended June 30, 2019, the Company repurchased and retired 1,049,215 common shares for approximately $18.4 million, of which $10.3 million was repurchased under a share repurchase program that expired February 28, 2019 and $8.1 million was repurchased under the 2019 Share Repurchase Program.

During the six months ended June 30, 2020, the Company declared a cash dividend of $0.01 per common share in each of the first and second quarters of 2020. During the six months ended June 30, 2019, the Company declared a cash dividend of$0.33 per common share in each of the first and second quarters of 2019.

Series A Preferred Shares

On March 13, 2020, the Company's board of trustees approved an amendment to the 2020 Share Repurchase Program, pursuant to which the Company is authorized, in addition to the repurchase of common shares, to repurchase outstanding $1.95 Series A Cumulative Convertible Preferred Shares of the Company, par value $0.01 per share (the “Series A Preferred Shares”). Such purchases, if any, are authorized to be made during the period beginning March 13, 2020 through and including February 28, 2021, provided that the aggregate purchase price of common shares, Series A Preferred Shares or a combination thereof (including common shares repurchased prior to the date of the amendment) may not exceed $250.0 million. During the six months ended June 30, 2020, the Company did not repurchase any Series A Preferred Shares. Furthermore, in April 2020, the Company suspended repurchases of its Series A Preferred Shares pursuant to the 2020 Share Repurchase Program due to the effects of the COVID-19 pandemic.

During the six months ended June 30, 2020 and 2019, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first and second quarters of 2020 and 2019.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP Units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of June 30, 2020, 772,293 outstanding OP Units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of June 30, 2020 is as follows:

	2020
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	940,202	$20.21
Granted (1)	801,463	11.95
Vested	(206,484)	19.83
Forfeited	(8,434)	19.43
Unvested at June 30, 2020	1,526,747	$15.93

(1)During the six months ended June 30, 2020, the Company issued restricted shares to officers and employees that vest on an annual basis over service periods between two and four years.

For the three and six months ended June 30, 2020, the Company recognized approximately $2.3 million and $4.4 million, respectively, of share-based compensation expense related to restricted share awards. For the three and six months ended June 30, 2019, the Company recognized approximately $2.2 million and $4.3 million, respectively, of share-based compensation expense related to restricted share awards. As of June 30, 2020, there was $18.7 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.7 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the six months ended June 30, 2020 and 2019 was approximately $2.8 million and $2.2 million, respectively.

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

For the three and six months ended June 30, 2020, the Company recognized approximately $1.1 million and $1.6 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and six months ended June 30, 2019, the Company recognized approximately $0.8 million and $1.5 million, respectively, of share-based compensation expense related to the performance unit awards. As of June 30, 2020, there was $9.0 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.7 years.

As of June 30, 2020, there were 762,185 common shares available for future grant under the 2015 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP Units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and six months ended June 30, 2020 and 2019, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to RLJ	$(115,074)	$33,444	$(144,398)	$60,697
Less: Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Less: Dividends paid on unvested restricted shares	(15)	(378)	(29)	(690)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	—	—
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(121,368)	$26,787	$(156,984)	$47,450

Denominator:
Weighted-average number of common shares - basic	163,543,701	172,661,878	165,346,717	172,729,064
Unvested restricted shares	—	104,213	—	79,449
Weighted-average number of common shares - diluted	163,543,701	172,766,091	165,346,717	172,808,513

Net (loss) income per share attributable to common shareholders - basic	$(0.74)	$0.16	$(0.95)	$0.27

Net (loss) income per share attributable to common shareholders - diluted	$(0.74)	$0.16	$(0.95)	$0.27

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$1,048,442	$697,600
Restricted cash reserves	44,578	48,330
Cash, cash equivalents, and restricted cash reserves	$1,093,020	$745,930

Interest paid	$44,870	$47,228

Income taxes paid	$187	$2,506

Operating cash flow lease payments for operating leases	$6,466	$7,489

Supplemental investing and financing transactions
In connection with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$—	$456,831
Transaction costs	94	(4,435)
Operating prorations	—	(4,903)
Proceeds from the sale of hotel properties, net	$94	$447,493

Supplemental non-cash transactions
Accrued capital expenditures	$7,770	$5,059

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continued adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic and its impact on the demand for travel and on levels of consumer confidence, the actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, travel and economic activity, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

As of June 30, 2020, we owned 104 hotel properties with approximately 22,700 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 100 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 102 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 103 of the 104 hotel properties to our taxable REIT subsidiaries ("TRS"), of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of June 30, 2020, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the Operating Partnership ("OP units").

COVID-19

The global outbreak of a novel strain of coronavirus (COVID-19) and the public health measures that have been undertaken in response have had, and will likely continue to have, a material adverse impact on the global economy and all aspects of our business.

Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing,” have essentially halted all non-essential travel and also resulted in a dramatic increase in national unemployment and possible lasting changes in consumer behavior that will create headwinds for our hotel properties even after the current government restrictions are lifted. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. The effects of the COVID-19 pandemic have significantly impacted our operations during the second quarter of 2020, and combined with macroeconomic trends such as the current economic recession, reduced consumer spending, including on travel, and significantly increased unemployment, lead us to believe that the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity through at least the end of 2020, and possibly well beyond the containment of such outbreak.

We have taken various actions to mitigate the effects of the COVID-19 pandemic by strengthening our balance sheet and liquidity position. Operational measures we have taken include:

•Suspension of Hotel Operations: We previously announced the suspension of operations at 57 of our hotel properties. The decision to suspend operations was made in response to the elimination of lodging demand resulting from the COVID-19 pandemic and the related government and health official mandates in many markets. As government mandated stay-in-place restrictions were lifted and lodging demand stabilized and began to recover, we developed a framework to open hotels in a socially and financially responsible way. As of June 30, 2020, we had reopened 21 of our hotel properties, have subsequently reopened 15 hotel properties and will continue to evaluate reopening additional hotel properties based on market conditions. In the event stay-in-place restrictions are reinstated, we would consider temporarily suspending hotel operations where there is no adequate demand.

•Cost Containment Initiatives: We continue to work in concert with our hotel management companies to materially reduce operating expenses and preserve liquidity by putting stringent operational cost containment measures in place. Such measures include significantly reducing staffing at our hotel properties, eliminating non-essential amenities and services, and closing several floors and most food and beverage outlets at our hotel properties that remain open.

•Capital Investment Reduction: We reduced our 2020 capital expenditure program by deferring all capital investments, other than completing projects that are substantially underway and are nearing completion. Near-term, we will take appropriate steps to protect and preserve the hotel properties and re-evaluate the 2020 capital plan at a time when there is improved economic clarity.

•Return On Investment ("ROI") Project Suspensions:  We reviewed all 2020 ROI initiatives and suspended most of these projects.

At the corporate level, we have taken and continue to take aggressive actions to increase liquidity and preserve cash including:

•Common Stock Dividend: Our board of trustees authorized first, second and third quarter common cash dividends of $0.01 per common share. We will continue to monitor our financial performance and the economic outlook to assess whether it is appropriate to resume a regular quarterly common dividend at a level determined to be prudent based on the economic outlook, or, alternatively, to declare and pay any required dividend at the end of 2020.

•Share Repurchase: We suspended further repurchases of our common shares and Series A Preferred Shares, as applicable.

•Increased Liquidity: We enhanced our liquidity position by drawing $400.0 million under our $600.0 million corporate line of credit. As of June 30, 2020, we had approximately $1.1 billion of cash and cash equivalents and restricted cash reserves. By preemptively drawing on our credit facility, we have ensured significant liquidity to meet our obligations over an extended period of time.

In June 2020, we amended our Revolver and unsecured Term Loans. Key terms of the amendments include the following:

•Waiver of quarterly financial covenants through the first quarter of 2021, unless we satisfy the requirements for early termination of the covenant waiver period.

•After the end of the covenant waiver period, certain covenant thresholds have been modified through the second quarter of 2022.

•The addition of a requirement to maintain a minimum liquidity of $125.0 million through the end of the covenant waiver period.

•An increase in pricing until such time that certain requirements are met to revert back to the pre-amendments pricing formulation.

•Imposition of certain restrictions during the covenant relief period including restrictions on share repurchases, dividend and distribution payments (with certain exceptions, including for the payment of a quarterly cash dividend of $0.01 per common share, the payment of a quarterly cash dividend of $0.4875 per share on our Series A Preferred Shares and other payments for purposes of maintaining REIT status).

•Addition of limitations on the incurrence of additional indebtedness, asset sales, investments and discretionary capital expenditures, in each case subject to various exceptions and requiring certain mandatory repayments, and a requirement to pledge the equity interests in certain subsidiaries that own unencumbered properties to secure the Revolver and Term Loans until such time that our leverage ratio is no greater than 6.50x for two consecutive quarters.

•We are permitted to make investments during the covenant relief period, including up to $200.0 million of hotel acquisitions, depending on the outstanding balance on the Revolver, and approximately $260.0 million of capital expenditures, depending on overall liquidity.

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

•Average Daily Rate ("ADR")
•Occupancy
•RevPAR
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

Results of Operations

At June 30, 2020 and 2019, we owned 104 and 128 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2020 and 2019.  The non-comparable hotel properties include 47 dispositions that were completed in 2019.
COVID-19

Beginning in March 2020, we experienced a significant decline in occupancy and RevPAR due to the COVID-19 pandemic, which we expect to continue through at least the end of 2020. The economic downturn resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. Certain of our hotel properties have temporarily suspended all operations and, while our other hotel properties are operating in a limited capacity, as a result of these operational changes, the results of operations for the three and six months ended June 30, 2020 will not be comparable to the same periods in 2019.

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019

	For the three months ended June 30,
	2020	2019	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$27,853	$378,857	$(351,004)	(92.6)%
Food and beverage revenue	1,271	49,458	(48,187)	(97.4)%
Other revenue	3,467	20,412	(16,945)	(83.0)%
Total revenues	32,591	448,727	(416,136)	(92.7)%
Expenses
Operating expenses
Room expense	12,469	88,898	(76,429)	(86.0)%
Food and beverage expense	1,801	35,910	(34,109)	(95.0)%
Management and franchise fees	(1,827)	35,825	(37,652)	—%
Other operating expense	37,933	101,596	(63,663)	(62.7)%
Total property operating expenses	50,376	262,229	(211,853)	(80.8)%
Depreciation and amortization	49,229	54,956	(5,727)	(10.4)%
Property tax, insurance and other	25,348	31,201	(5,853)	(18.8)%
General and administrative	11,673	11,765	(92)	(0.8)%
Transaction costs	20	425	(405)	(95.3)%
Total operating expenses	136,646	360,576	(223,930)	(62.1)%
Other income	282	349	(67)	(19.2)%
Interest income	579	1,073	(494)	(46.0)%
Interest expense	(23,794)	(25,237)	1,443	(5.7)%
Loss on sale of hotel properties, net	(8)	(24,835)	24,827	(100.0)%
(Loss) income before equity in loss from unconsolidated joint ventures	(126,996)	39,501	(166,497)	—%
Equity in loss from unconsolidated joint ventures	(975)	(2,403)	1,428	(59.4)%
(Loss) income before income tax benefit (expense)	(127,971)	37,098	(165,069)	—%
Income tax benefit (expense)	11,805	(3,417)	15,222	—%
Net (loss) income	(116,166)	33,681	(149,847)	—%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	524	(96)	620	—%
Noncontrolling interest in the Operating Partnership	568	(141)	709	—%
Net (loss) income attributable to RLJ	(115,074)	33,444	(148,518)	—%
Preferred dividends	(6,279)	(6,279)	—	—%
Net (loss) income attributable to common shareholders	$(121,353)	$27,165	$(148,518)	—%

Revenues

Total revenues decreased $416.1 million, or 92.7%, to $32.6 million for the three months ended June 30, 2020 from $448.7 million for the three months ended June 30, 2019. The decrease was the result of a $351.0 million decrease in room revenue, a $48.2 million decrease in food and beverage revenue, and a $16.9 million decrease in other revenue.

Room Revenue

Room revenue decreased $351.0 million, or 92.6%, to $27.9 million for the three months ended June 30, 2020 from $378.9 million for the three months ended June 30, 2019.  The decrease was the result of a $56.8 million decrease in room revenue attributable to the non-comparable properties and a $294.2 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 91.4% decrease in RevPAR due to the impact of the COVID-19 pandemic.

The following are the quarter-to-date key hotel operating statistics for the comparable properties owned at June 30, 2020 and 2019, respectively:

	For the three months ended June 30,
	2020	2019	% Change
Occupancy	11.7%	83.2%	(85.9)%
ADR	$115.94	$188.41	(38.5)%
RevPAR	$13.56	$156.78	(91.4)%

Food and Beverage Revenue

Food and beverage revenue decreased $48.2 million to $1.3 million for the three months ended June 30, 2020 from $49.5 million for the three months ended June 30, 2019. The decrease was the result of a $7.0 million decrease in food and beverage revenue attributable to the non-comparable properties and a $41.2 million decrease in food and beverage revenue attributable to the comparable properties due to the impact of the COVID-19 pandemic.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, decreased $16.9 million to $3.5 million for the three months ended June 30, 2020 from $20.4 million for the three months ended June 30, 2019.  The decrease was due to a $3.7 million decrease in other revenue attributable to the non-comparable properties and a $13.3 million decrease in other revenue attributable to the comparable properties due to the impact of the COVID-19 pandemic.

Property Operating Expenses

Property operating expenses decreased $211.9 million, or 80.8%, to $50.4 million for the three months ended June 30, 2020 from $262.2 million for the three months ended June 30, 2019. The decrease was due to a $39.8 million decrease in property operating expenses attributable to the non-comparable properties and a $172.1 million decrease in property operating expenses attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at June 30, 2020 and 2019, respectively, were as follows (in thousands):

	For the three months ended June 30,
	2020	2019	$ Change	% Change
Room expense	$12,470	$76,832	$(64,362)	(83.8)%
Food and beverage expense	1,802	31,648	(29,846)	(94.3)%
Management and franchise fees	(1,828)	28,961	(30,789)	—%
Other operating expense	37,945	85,019	(47,074)	(55.4)%
Total property operating expenses	$50,389	$222,460	$(172,071)	(77.3)%

The decrease in property operating expenses attributable to the comparable properties was due to the impact of the COVID-19 pandemic. Management and franchise fee expense for the three months ended June 30, 2020 included a reduction to management and franchise fee expense of $4.2 million related to the recognition of the Wyndham termination payment.

Depreciation and Amortization

Depreciation and amortization expense decreased $5.7 million, or 10.4%, to $49.2 million for the three months ended June 30, 2020 from $55.0 million for the three months ended June 30, 2019. The decrease was a result of a $6.3 million decrease in depreciation and amortization expense attributable to the non-comparable properties, partially offset by a $0.6 million increase in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $5.9 million, or 18.8%, to $25.3 million for the three months ended June 30, 2020 from $31.2 million for the three months ended June 30, 2019.  The decrease was attributable to a $3.9 million decrease in property tax, insurance and other expense attributable to the non-comparable properties and a $2.0 million decrease in property tax, insurance and other expense attributable to the comparable properties.

General and Administrative

General and administrative expense decreased $0.1 million, or 0.8%, to $11.7 million for the three months ended June 30, 2020 from $11.8 million for the three months ended June 30, 2019.

Interest Expense

The components of our interest expense for the three months ended June 30, 2020 and 2019 were as follows (in thousands):

	For the three months ended June 30,
	2020	2019	$ Change	% Change
Senior Notes	$5,940	$5,944	$(4)	(0.1)%
Revolver and Term Loans	12,705	10,838	1,867	17.2%
Mortgage loans	4,475	5,150	(675)	(13.1)%
Amortization of deferred financing costs	1,045	1,110	(65)	(5.9)%
Undesignated interest rate swaps	(371)	2,195	(2,566)	—%
Total interest expense	$23,794	$25,237	$(1,443)	(5.7)%

Interest expense decreased $1.4 million, or 5.7%, to $23.8 million for the three months ended June 30, 2020 from $25.2 million for the three months ended June 30, 2019.  The decrease was primarily due to unrealized gains on certain discontinued cash flow hedges, partially offset by an increase related to the Company's outstanding balance of $400.0 million under its Revolver.

Equity in Loss from Unconsolidated Joint Ventures

Equity in loss from unconsolidated joint ventures decreased $1.4 million to a loss of $1.0 million for the three months ended June 30, 2020 from a loss of $2.4 million for the three months ended June 30, 2019. The decrease is primarily attributable to a loss on the sale of certain assets in June 2019 by unconsolidated joint ventures associated with two resort hotel properties owned by the Company in Myrtle Beach, SC, partially offset by the impact of the COVID-19 pandemic during the three months ended June 30, 2020.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. The Company's effective tax rate was 9.2% for both the three months ended June 30, 2020 and 2019. Income tax expense decreased $15.2 million to a benefit of $11.8 million for the three months ended June 30, 2020, compared to a $3.4 million expense for the three months ended June 30, 2019.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

	For the six months ended June 30,
	2020	2019	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$246,745	$716,527	$(469,782)	(65.6)%
Food and beverage revenue	32,039	93,704	(61,665)	(65.8)%
Other revenue	19,289	37,763	(18,474)	(48.9)%
Total revenues	298,073	847,994	(549,921)	(64.8)%
Expenses
Operating expenses
Room expense	76,222	173,086	(96,864)	(56.0)%
Food and beverage expense	28,181	70,119	(41,938)	(59.8)%
Management and franchise fees	15,317	69,944	(54,627)	(78.1)%
Other operating expense	118,890	198,713	(79,823)	(40.2)%
Total property operating expenses	238,610	511,862	(273,252)	(53.4)%
Depreciation and amortization	98,402	113,359	(14,957)	(13.2)%
Property tax, insurance and other	54,041	61,797	(7,756)	(12.6)%
General and administrative	23,441	22,925	516	2.3%
Transaction costs	30	984	(954)	(97.0)%
Total operating expenses	414,524	710,927	(296,403)	(41.7)%
Other income	859	622	237	38.1%
Interest income	3,545	2,245	1,300	57.9%
Interest expense	(47,607)	(45,299)	(2,308)	5.1%
Gain (loss) on sale of hotel properties, net	94	(24,835)	24,929	—%
(Loss) income before equity in loss from unconsolidated joint ventures	(159,560)	69,800	(229,360)	—%
Equity in loss from unconsolidated joint ventures	(390)	(2,784)	2,394	(86.0)%
(Loss) income before income tax benefit (expense)	(159,950)	67,016	(226,966)	—%
Income tax benefit (expense)	12,955	(5,003)	17,958	—%
Net (loss) income	(146,995)	62,013	(209,008)	—%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	1,837	256	1,581	—%
Noncontrolling interest in the Operating Partnership	760	(233)	993	—%
Preferred distributions - consolidated joint venture	—	(186)	186	(100.0)%
Redemption of preferred equity - consolidated joint venture	—	(1,153)	1,153	(100.0)%
Net (loss) income attributable to RLJ	(144,398)	60,697	(205,095)	—%
Preferred dividends	(12,557)	(12,557)	—	—%
Net (loss) income attributable to common shareholders	$(156,955)	$48,140	$(205,095)	—%

Revenues

Total revenues decreased $549.9 million, or 64.8%, to $298.1 million for the six months ended June 30, 2020 from $848.0 million for the six months ended June 30, 2019. The decrease was the result of a $469.8 million decrease in room revenue, a $61.7 million decrease in food and beverage revenue, and a $18.5 million decrease in other revenue.

Room Revenue

Room revenue decreased $469.8 million, or 65.6%, to $246.7 million for the six months ended June 30, 2020 from $716.5 million for the six months ended June 30, 2019.  The decrease was the result of a $107.8 million decrease in room revenue attributable to the non-comparable properties and a $362.0 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 59.7% decrease in RevPAR primarily due to the impact of the COVID-19 pandemic.

The following are the year-to-date key hotel operating statistics for the comparable properties owned at June 30, 2020 and 2019, respectively:

	For the six months ended June 30,
	2020	2019	% Change
Occupancy	36.1%	79.6%	(54.7)%
ADR	$166.46	$187.09	(11.0)%
RevPAR	$60.04	$148.97	(59.7)%

Food and Beverage Revenue

Food and beverage revenue decreased $61.7 million, or 65.8%, to $32.0 million for the six months ended June 30, 2020 from $93.7 million for the six months ended June 30, 2019. The decrease was the result of a $12.3 million decrease in food and beverage revenue attributable to the non-comparable properties and a $49.4 million decrease in food and beverage revenue attributable to the comparable properties. The decrease in food and beverage revenue attributable to the comparable properties was primarily due to the impact of the COVID-19 pandemic.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, decreased $18.5 million, or 48.9%, to $19.3 million for the six months ended June 30, 2020 from $37.8 million for the six months ended June 30, 2019.  The decrease was due to a $6.2 million decrease in other revenue attributable to the non-comparable properties and a $12.3 million decrease in other revenue attributable to the comparable properties due to the impact of the COVID-19 pandemic.

Property Operating Expenses

Property operating expenses decreased $273.3 million, or 53.4%, to $238.6 million for the six months ended June 30, 2020 from $511.9 million for the six months ended June 30, 2019. The decrease was due to a $76.7 million decrease in property operating expenses attributable to the non-comparable properties and a $196.6 million decrease in property operating expenses attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at June 30, 2020 and 2019, respectively, were as follows (in thousands):

	For the six months ended June 30,
	2020	2019	$ Change	% Change
Room expense	$76,206	$149,649	$(73,443)	(49.1)%
Food and beverage expense	28,180	62,262	(34,082)	(54.7)%
Management and franchise fees	15,350	56,695	(41,345)	(72.9)%
Other operating expense	118,625	166,313	(47,688)	(28.7)%
Total property operating expenses	$238,361	$434,919	$(196,558)	(45.2)%

The decrease in property operating expenses attributable to the comparable properties was due to the impact of the COVID-19 pandemic. Management and franchise fee expense for the six months ended June 30, 2020 included a reduction in management and franchise fee expense of $8.8 million related to the recognition of the Wyndham termination payment.

Depreciation and Amortization

Depreciation and amortization expense decreased $15.0 million, or 13.2%, to $98.4 million for the six months ended June 30, 2020 from $113.4 million for the six months ended June 30, 2019. The decrease was a primarily related to a $15.3 million decrease in depreciation and amortization expense attributable to the non-comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $7.8 million, or 12.6%, to $54.0 million for the six months ended June 30, 2020 from $61.8 million for the six months ended June 30, 2019.  The decrease was attributable to a $7.8 million decrease in property tax, insurance and other expense attributable to the non-comparable properties.

General and Administrative

General and administrative expense increased $0.5 million, or 2.3%, to $23.4 million for the six months ended June 30, 2020 from $22.9 million for the six months ended June 30, 2019.

Interest Expense

The components of our interest expense for the six months ended June 30, 2020 and 2019 were as follows (in thousands):

	For the six months ended June 30,
	2020	2019	$ Change	% Change
Senior Notes	$11,883	$11,888	$(5)	—%
Revolver and Term Loans	23,356	20,991	2,365	11.3%
Mortgage loans	9,115	10,573	(1,458)	(13.8)%
Amortization of deferred financing costs	2,067	1,902	165	8.7%
Undesignated interest rate swaps	1,186	(55)	1,241	—%
Total interest expense	$47,607	$45,299	$2,308	5.1%

Interest expense increased $2.3 million, or 5.1%, to $47.6 million for the six months ended June 30, 2020 from $45.3 million for the six months ended June 30, 2019.  The increase in interest expense was primarily due to an increase related to the Company's outstanding balance of $400.0 million under its Revolver, and unrealized losses on certain discontinued cash flow hedges. The increase was partially offset by a decrease related to refinancing transactions that occurred during the year ended December 31, 2019.

Equity in Loss from Unconsolidated Joint Ventures

Equity in loss from unconsolidated joint ventures decreased $2.4 million to a loss of $0.4 million for the six months ended June 30, 2020 from a loss of $2.8 million for the six months ended June 30, 2019. The decrease is primarily attributable to a loss on the sale of certain assets in June 2019 by unconsolidated joint ventures associated with two resort hotel properties owned by the Company in Myrtle Beach, SC.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. The Company's effective tax rates were 8.1% and 7.5% for the six months ended June 30, 2020 and 2019, respectively. Income tax expense decreased $18.0 million to a benefit of $13.0 million for the six months ended June 30, 2020 from expense of $5.0 million for the six months ended June 30, 2019.

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

The following table is a reconciliation of our GAAP net (loss) income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(116,166)	$33,681	$(146,995)	$62,013
Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Preferred distributions - consolidated joint venture	—	—	—	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	(1,153)
Depreciation and amortization	49,229	54,956	98,402	113,359
Loss (gain) on sale of hotel properties, net	8	24,835	(94)	24,835
Noncontrolling interest in consolidated joint ventures	524	(96)	1,837	256
Adjustments related to consolidated joint ventures (1)	(74)	(75)	(149)	(149)
Adjustments related to unconsolidated joint ventures (2)	489	3,534	982	4,228
FFO	(72,269)	110,556	(58,574)	190,646
Transaction costs	20	425	30	984
Amortization of share-based compensation	3,325	3,035	6,021	5,760
Non-cash income tax (benefit) expense	(11,821)	2,770	(13,062)	4,052
Other expenses (3)	673	2,404	2,384	388
Adjusted FFO	$(80,072)	$119,190	$(63,201)	$201,830

(1)Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint ventures.
(2)Includes our ownership interest in the depreciation and amortization expense of the unconsolidated joint ventures.
(3)Represents income and expenses outside of the normal course of operations, including debt modification costs, legal and other costs, property-level severance costs, hurricane-related costs that were not reimbursed by insurance, and unrealized gains and losses on certain discontinued cash flow hedges.

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

The following table is a reconciliation of our GAAP net (loss) income to EBITDA, EBITDAre and Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(116,166)	$33,681	$(146,995)	$62,013
Depreciation and amortization	49,229	54,956	98,402	113,359
Interest expense, net of interest income	23,215	24,164	44,062	43,055
Income tax (benefit) expense	(11,805)	3,417	(12,955)	5,003
Adjustments related to unconsolidated joint ventures (1)	609	736	1,226	1,552
EBITDA	(54,918)	116,954	(16,260)	224,982
Loss (gain) on sale of hotel properties, net	8	24,835	(94)	24,835
Loss on sale of unconsolidated joint ventures (2)	—	2,923	—	2,923
EBITDAre	(54,910)	144,712	(16,354)	252,740
Transaction costs	20	425	30	984
Amortization of share-based compensation	3,325	3,035	6,021	5,760
Other expenses (3)	1,044	209	1,198	443
Adjusted EBITDA	$(50,521)	$148,381	$(9,105)	$259,927

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint ventures.
(2)Includes our ownership interest in the loss on sale of the unconsolidated joint ventures associated with two resort hotel properties owned by the Company in Myrtle Beach, SC.
(3)Represents expenses outside of the normal course of operations, including debt modification costs, legal and other costs, property-level severance costs, and hurricane-related costs that were not reimbursed by insurance.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of the funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards;

•operating shortfalls in hotel properties where operations were suspended and hotels with low occupancy;

•interest expense and scheduled principal payments on outstanding indebtedness;

•distributions necessary to qualify for taxation as a REIT; and

•corporate and other general and administrative expenses.

Our long-term liquidity requirements consist primarily of the funds necessary to pay for renovations and other capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, at maturity or otherwise.

Due to the COVID-19 pandemic and the effects of government and health official mandates to avoid nonessential travel, we previously announced the suspension of operations at 57 of our hotel properties. As government mandated stay-in-place restrictions are lifted, we developed a framework to open hotels in a socially and financially responsible way. As of June 30, 2020, we had reopened 21 hotels and subsequently have reopened 15 hotels, but will continue to operate open hotels under aggressive operating cost containment plans, including significantly reduced staffing, elimination of non-essential amenities and services, and the closure of several floors and most food and beverage outlets. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. We believe the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak.

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

As of June 30, 2020, we had $1.1 billion of cash and cash equivalents and restricted cash reserves. In March 2020, we drew down $400.0 million from our $600.0 million Revolver in order to increase our cash position and preserve financial flexibility in light of the impact of the COVID-19 pandemic on our results of operations and liquidity.

In June 2020, we amended our Revolver and unsecured Term Loans. Key terms of the amendments include the following:

•Waiver of quarterly financial covenants through the first quarter of 2021, unless we satisfy the requirements for early termination of the covenant waiver period.

•After the end of the covenant waiver period, certain covenant thresholds have been modified through the second quarter of 2022.

•The addition of a requirement to maintain a minimum liquidity of $125.0 million through the end of the covenant waiver period.

•An increase in pricing until such time that certain requirements are met to revert back to the pre-amendments pricing formulation.

•Imposition of certain restrictions during the covenant relief period including restrictions on share repurchases, dividend and distribution payments (with certain exceptions, including for the payment of a quarterly cash dividend of $0.01 per common share, the payment of a quarterly cash dividend of $0.4875 per share on our Series A Preferred Shares and other payments for purposes of maintaining REIT status).

•Addition of limitations on the incurrence of additional indebtedness, asset sales, investments and discretionary capital expenditures, in each case subject to various exceptions and requiring certain mandatory repayments, and a requirement to pledge the equity interests in certain subsidiaries that own unencumbered properties to secure the Revolver and Term Loans until such time that our leverage ratio is no greater than 6.50x for two consecutive quarters.

•We are permitted to make investments during the covenant relief period, including up to $200.0 million of hotel acquisitions, depending on the outstanding balance on the Revolver, and approximately $260.0 million of capital expenditures, depending on overall liquidity.

Based on these actions and our assumptions regarding the impact of the COVID-19 pandemic, we expect to have sufficient liquidity to satisfy our obligations over an extended period of time.

Sources and Uses of Cash

As of June 30, 2020, we had $1.1 billion of cash, cash equivalents and restricted cash reserves as compared to $927.2 million at December 31, 2019.

Cash flows from Operating Activities

The net cash flow used in operating activities totaled $54.4 million and the net cash flow provided by operating activities totaled $193.2 million for the six months ended June 30, 2020 and 2019, respectively. Our cash flows used in or provided by operating activities generally consist of the net cash generated by or operating shortfalls from our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the six months ended June 30, 2020 and 2019.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $43.1 million for the six months ended June 30, 2020 primarily due to $44.7 million in routine capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $359.0 million for the six months ended June 30, 2019 primarily due to $447.5 million of net cash proceeds from the sale of 23 hotel properties, partially offset by $90.3 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow provided by financing activities totaled $263.3 million for the six months ended June 30, 2020 primarily due to $400.0 million in borrowings on the Revolver. The net cash flow provided by financing activities was partially offset by $70.7 million in distributions to shareholders and unitholders, $62.6 million paid to repurchase common shares under a share repurchase program, $2.1 million in deferred financing cost payments, $1.7 million in scheduled mortgage loan principal payments, and $0.8 million paid to repurchase common shares to satisfy employee tax withholding requirements.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2020, approximately $38.0 million was held in FF&E reserve accounts for future capital expenditures. In addition, due to the effects of the COVID-19 pandemic on our operations, we have worked with the brands, third-party managers, and lenders to allow the use of a portion of the available restricted cash reserves to cover operating shortfalls at certain hotels.

Off-Balance Sheet Arrangements

As of June 30, 2020, we owned 50% interests in joint ventures that owned two hotel properties. We own more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our trustees, officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $20.1 million of non-recourse mortgage debt, of which our pro rata portion was $10.1 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity's obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044 and 2094.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. After the initial term, the joint venture may extend the ground lease for an additional term of 10 years to 2031.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2020, we had approximately $2.0 billion of total variable rate debt outstanding (or 75.9% of total indebtedness) with a weighted-average interest rate of 3.69% per annum. After taking into consideration the effect of interest rate swaps, 88.2% of our total indebtedness was fixed or effectively fixed. As of June 30, 2020, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $3.1 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2020, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Fixed rate debt (1)	$1,411	$3,558	$140,386	$—	$—	$474,888	$620,243
Weighted-average interest rate	5.01%	5.01%	5.01%	—%	—%	6.00%	5.77%
Variable rate debt (1)	$—	$—	$350,000	$625,000	$581,000	$400,000	$1,956,000
Weighted-average interest rate (2)	—%	—%	2.62%	4.58%	3.33%	3.77%	3.69%
Total (3)	$1,411	$3,558	$490,386	$625,000	$581,000	$874,888	$2,576,243

(1)Excludes $6.5 million and $3.1 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.
(2)The weighted-average interest rate gives effect to interest rate swaps, as applicable.
(3)Excludes a total of $25.1 million related to fair value adjustments on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of June 30, 2020, the estimated fair value of our fixed rate debt was $607.4 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $3.1 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.            Risk Factors

For a discussion of our potential risks and uncertainties, please refer to the "Risk Factors" sections in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "Q1 Quarterly Report"), each of which is accessible on the SEC’s website at www.sec.gov. The Company is providing the following additional risk factors to supplement the risk factors contained in Item 1A. of our Annual Report and our Q1 Quarterly Report.

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

The outbreak of COVID-19 has had, and another pandemic in the future could similarly have, significant repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, implementing "shelter in place" orders, broader closures, and restricting travel and large gatherings. Furthermore, the outbreak has triggered a global economic recession.

COVID-19 has disrupted our business and has had a material adverse effect, and will continue to materially adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. The effects of the pandemic on the hotel industry are unprecedented. Global demand for lodging has been drastically reduced and occupancy levels have reached historic lows. Since late February, we have experienced a significant decline in occupancy and RevPAR associated with COVID-19 throughout our portfolio and as a result we previously announced the suspension of operations at 57 of our hotel properties. As government mandated stay-in-place orders are lifted, we have developed a framework to open hotels in a socially and financially responsible way. As of June 30, 2020, we had reopened 21 hotels; we subsequently have reopened 15 hotels and will continue to evaluate reopening additional hotel properties based on market conditions. All of our open hotels are currently operating at significantly reduced levels. In addition, we may need or elect to temporarily suspend the operations at our hotels in the future as a result of the COVID-19 pandemic. It is not currently known when the suspended operations at our closed hotels will resume at any level, or if we will need to suspend operations at additional hotels.

Additional factors that would negatively impact our ability to operate successfully during or following the COVID-19 pandemic or another pandemic, or that could otherwise significantly adversely impact and disrupt our business, financial performance and condition, operating results and cash flows, include:

•sustained negative consumer or business sentiment, economic metrics or demand for travel, including beyond the end of the COVID-19 pandemic, which could further adversely impact demand for lodging;

•our ability to reopen our hotels in a timely manner, or at all, and our ability to attract customers to our hotels when we are able to reopen;

•increased operational costs to maintain hotels, including hotels that are no longer in operation, and increased sanitation measures at hotels that continue to operate;

•the scaling back or delay of a significant amount of planned capital expenditures, including planned renovation projects, which could adversely affect the value of our properties;

•continued reduction or the elimination of quarterly dividends;

•our increased indebtedness and decreased operating revenues, which could increase our risk of default on our loans;

•continued volatility of our stock price;

•our dependence on our third-party management companies, which are facing similar challenges from the COVID-19 pandemic;

•disruptions in our supply chains, which may impact our hotels that are still operating or have re-opened;

•fluctuations in regional and local economies;

•risks associated with our third-party operators;

•ramp up of the future economic recovery and re-opening of our hotel properties;

•the continued service and availability of personnel, including our senior leadership team, and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work;

•our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;

•disruptions as a result of corporate employees working remotely, including risk of cybersecurity incidents and disruptions to internal control procedures; and

•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to meet our liquidity needs by restricting or otherwise limiting our access to capital necessary to fund business operations and affect the availability and terms of future borrowings, renewals or refinancings.

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

The significance, extent and duration of the impacts caused by the COVID-19 pandemic on our business, financial condition, operating results and cash flows, remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the extent and effectiveness of the containment measures taken, and the responses of the overall economy, the financial markets and the population, particularly in areas in which we operate, as containment measures are lifted and, in some cases, reinstated. Furthermore, there can be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries after the COVID-19 pandemic has largely subsided. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or when, or if, we will be able to resume normal operations. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2020 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

On February 14, 2020, the Company's board of trustees approved the 2020 Share Repurchase Program, authorizing the repurchase of up to $250.0 million of our common shares from March 1, 2020 through and including February 28, 2021.  On March 13, 2020, the Company's board of trustees approved an amendment to the 2020 Share Repurchase Program to allow for the repurchase of our Series A Preferred Shares from March 13, 2020 through and including February 28, 2021, provided that the aggregate purchase price of common shares, Series A Preferred Shares or a combination thereof (including common shares repurchased prior to the date of the amendment) does not exceed $250.0 million. During the six months ended June 30, 2020, (i) the Company repurchased and retired 5,489,335 common shares for approximately $62.6 million, of which $26.0 million was repurchased under the 2019 Share Repurchase Program and $36.6 million was repurchased under the 2020 Share Repurchase Program, and (ii) the Company did not repurchase any Series A Preferred Shares. As of June 30, 2020, the 2020 Share Repurchase Program had a remaining capacity of $213.4 million. In April 2020, the Company suspended further repurchases pursuant to the 2020 Share Repurchase Program due to the effects of the COVID-10 pandemic.

Additionally, certain of the Company's employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2015 Plan.

The following table summarizes all of the share repurchases during the three months ended June 30, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2020 through April 30, 2020	780	$8.29	—	22,968,445
May 1, 2020 through May 31, 2020	23,332	$8.96	—	20,696,106
June 1, 2020 through June 30, 2020	—	$—	—	22,603,480
Total	24,112		—

(1)The maximum number of shares that may yet be repurchased under the share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

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
10.1
First Amendment to Third Amended and Restated Credit Agreement, dated as of June 24, 2020, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 29, 2020)

10.2
Eighth Amendment to Term Loan Agreement, dated as of June 24, 2020, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on Jun 29, 2020)

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

RLJ LODGING TRUST

Dated: August 7, 2020	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: August 7, 2020	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 7, 2020	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)