Form 10-Q
period 2020-09-30
RLJ Lodging Trust
filed 2020-11-05
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
As of October 29, 2020, 165,021,844 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Investment in hotel properties, net	$4,519,443	$4,614,966
Investment in unconsolidated joint ventures	7,056	15,171
Cash and cash equivalents	995,963	882,474
Restricted cash reserves	42,686	44,686
Hotel and other receivables, net of allowance of $366 and $251, respectively	14,302	39,762
Lease right-of-use assets	140,283	144,358
Deferred income tax asset, net	—	51,447
Prepaid expense and other assets	26,768	58,536
Total assets	$5,746,501	$5,851,400
Liabilities and Equity
Debt, net	$2,590,331	$2,195,707
Accounts payable and other liabilities	205,730	183,408
Advance deposits and deferred revenue	37,287	57,459
Lease liabilities	119,192	121,154
Accrued interest	13,150	3,024
Distributions payable	8,743	64,165
Total liabilities	2,974,433	2,624,917
Commitments and Contingencies (Note 11)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at September 30, 2020 and December 31, 2019	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 165,022,236 and 169,852,246 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,650	1,699
Additional paid-in capital	3,073,915	3,127,982
Accumulated other comprehensive loss	(76,964)	(19,514)
Distributions in excess of net earnings	(615,283)	(274,769)
Total shareholders’ equity	2,750,254	3,202,334
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	13,513	14,065
Noncontrolling interest in the Operating Partnership	8,301	10,084
Total noncontrolling interest	21,814	24,149
Total equity	2,772,068	3,226,483
Total liabilities and equity	$5,746,501	$5,851,400
The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues
Operating revenues
Room revenue	$72,545	$314,195	$319,290	$1,030,722
Food and beverage revenue	3,831	39,447	35,870	133,151
Other revenue	7,556	17,482	26,845	55,245
Total revenues	83,932	371,124	382,005	1,219,118
Expenses
Operating expenses
Room expense	22,368	80,650	98,590	253,736
Food and beverage expense	3,167	31,425	31,348	101,544
Management and franchise fee expense	2,630	26,432	17,947	96,376
Other operating expense	49,398	90,048	168,288	288,761
Total property operating expenses	77,563	228,555	316,173	740,417
Depreciation and amortization	48,375	49,295	146,777	162,654
Property tax, insurance and other	25,315	28,798	79,356	90,595
General and administrative	9,313	11,262	32,754	34,187
Transaction costs	(116)	(211)	(86)	773
Total operating expenses	160,450	317,699	574,974	1,028,626
Other income	334	315	1,193	939
Interest income	284	2,691	3,829	4,935
Interest expense	(25,984)	(23,333)	(73,591)	(68,632)
Gain (loss) on sale of hotel properties, net	391	(1,037)	485	(25,872)
(Loss) income before equity in loss from unconsolidated joint ventures	(101,493)	32,061	(261,053)	101,862
Equity in loss from unconsolidated joint ventures	(7,806)	(135)	(8,196)	(2,919)
(Loss) income before income tax (expense) benefit	(109,299)	31,926	(269,249)	98,943
Income tax (expense) benefit	(64,620)	529	(51,665)	(4,475)
Net (loss) income	(173,919)	32,455	(320,914)	94,468
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(21)	104	1,816	360
Noncontrolling interest in the Operating Partnership	839	(96)	1,599	(329)
Preferred distributions - consolidated joint venture	—	—	—	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	(1,153)
Net (loss) income attributable to RLJ	(173,101)	32,463	(317,499)	93,160
Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Net (loss) income attributable to common shareholders	$(179,380)	$26,184	$(336,335)	$74,324

Basic per common share data:
Net (loss) income per share attributable to common shareholders	$(1.10)	$0.15	$(2.04)	$0.43
Weighted-average number of common shares	163,609,865	170,495,699	164,763,540	171,976,429

Diluted per common share data:
Net (loss) income per share attributable to common shareholders	$(1.10)	$0.15	$(2.04)	$0.43
Weighted-average number of common shares	163,609,865	170,600,787	164,763,540	172,066,473

Comprehensive (loss) income:
Net (loss) income	$(173,919)	$32,455	$(320,914)	$94,468
Unrealized gain (loss) on interest rate derivatives	5,609	(5,679)	(57,450)	(41,460)
Reclassification of unrealized gain on discontinued cash flow hedges to interest expense	—	—	—	(2,250)
Comprehensive (loss) income	(168,310)	26,776	(378,364)	50,758
Comprehensive (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(21)	104	1,816	360
Noncontrolling interest in the Operating Partnership	839	(96)	1,599	(329)
Preferred distributions - consolidated joint venture	—	—	—	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	(1,153)
Comprehensive (loss) income attributable to RLJ	$(167,492)	$26,784	$(374,949)	$49,450

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2019	12,879,475	$366,936	169,852,246	$1,699	$3,127,982	$(274,769)	$(19,514)	$10,084	$14,065	$3,226,483
Net loss	—	—	—	—	—	(317,499)	—	(1,599)	(1,816)	(320,914)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(57,450)	—	—	(57,450)
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(8)	—	(8)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	1,264	1,264
Issuance of restricted stock	—	—	801,463	8	(8)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	9,934	—	—	—	—	9,934
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(133,704)	(1)	(1,444)	—	—	—	—	(1,445)
Shares acquired as part of a share repurchase program	—	—	(5,489,335)	(56)	(62,549)	—	—	—	—	(62,605)
Forfeiture of restricted stock	—	—	(8,434)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(18,836)	—	—	—	(18,836)
Distributions on common shares and units	—	—	—	—	—	(4,179)	—	(176)	—	(4,355)
Balance at September 30, 2020	12,879,475	$366,936	165,022,236	$1,650	$3,073,915	$(615,283)	$(76,964)	$8,301	$13,513	$2,772,068

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at June 30, 2020	12,879,475	$366,936	165,092,953	$1,651	$3,071,063	$(434,242)	$(82,573)	$9,144	$13,492	$2,945,471
Net loss (income)	—	—	—	—	—	(173,101)	—	(839)	21	(173,919)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	5,609	—	—	5,609
Amortization of share-based compensation	—	—	—	—	3,447	—	—	—	—	3,447
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(70,717)	(1)	(595)	—	—	—	—	(596)
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(1,661)	—	(4)	—	(1,665)
Balance at September 30, 2020	12,879,475	$366,936	165,022,236	$1,650	$3,073,915	$(615,283)	$(76,964)	$8,301	$13,513	$2,772,068

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

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at June 30, 2019	12,879,475	$366,936	173,459,015	$1,735	$3,182,351	$(216,583)	$(21,836)	$10,441	$13,957	$3,337,001
Net income (loss)	—	—	—	—	—	32,463	—	96	(104)	32,455
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(5,679)	—	—	(5,679)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	141	141
Amortization of share-based compensation	—	—	—	—	3,217	—	—	—	—	3,217
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(38,166)	—	(636)	—	—	—	—	(636)
Shares acquired as part of a share repurchase program	—	—	(2,787,367)	(29)	(47,196)	—	—	—	—	(47,225)
Forfeiture of restricted stock	—	—	(1,118)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(56,515)	—	(269)	—	(56,784)
Balance at September 30, 2019	12,879,475	$366,936	170,632,364	$1,706	$3,137,736	$(246,914)	$(27,515)	$10,268	$13,994	$3,256,211

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(320,914)	$94,468
Adjustments to reconcile net (loss) income to cash flow (used in) provided by operating activities:
(Gain) loss on sale of hotel properties, net	(485)	25,872
Depreciation and amortization	146,777	162,654
Amortization of deferred financing costs	3,214	3,018
Other amortization	(1,797)	(1,499)
Unrealized (gain) loss on discontinued cash flow hedges	(18)	402
Equity in loss from unconsolidated joint ventures	8,196	2,919
Distributions of income from unconsolidated joint ventures	—	1,295
Amortization of share-based compensation	9,217	8,708
Deferred income taxes	51,447	2,950
Changes in assets and liabilities:
Hotel and other receivables, net	25,460	(5,270)
Prepaid expense and other assets	25,164	2,942
Accounts payable and other liabilities	(23,006)	(1,606)
Advance deposits and deferred revenue	(20,172)	2,905
Accrued interest	10,126	5,793
Net cash flow (used in) provided by operating activities	(86,791)	305,551
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	485	623,575
Improvements and additions to hotel properties	(57,645)	(117,871)
Contributions to unconsolidated joint ventures	(100)	(603)
Distributions from unconsolidated joint ventures in excess of earnings	1,576	2,436
Net cash flow (used in) provided by investing activities	(55,684)	507,537
Cash flows from financing activities
Borrowings under Revolver	400,000	140,000
Repayment of borrowings under Revolver	—	(140,000)
Proceeds from mortgage loans	—	381,000
Scheduled mortgage loan principal payments	(2,526)	(3,172)
Repayments of mortgage loans	—	(374,500)
Repurchase of common shares under a share repurchase program	(62,605)	(65,635)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,445)	(1,293)
Distributions on preferred shares	(18,836)	(18,836)
Distributions on common shares	(59,351)	(171,978)
Distributions on and redemption of Operating Partnership units	(431)	(888)
Payments of deferred financing costs	(2,106)	(4,687)
Preferred distributions - consolidated joint venture	—	(312)
Redemption of preferred equity - consolidated joint venture	—	(45,583)
Contributions from consolidated joint venture partners	1,264	2,446
Net cash flow provided by (used in) financing activities	253,964	(303,438)
Net change in cash, cash equivalents, and restricted cash reserves	111,489	509,650
Cash, cash equivalents, and restricted cash reserves, beginning of year	927,160	384,842
Cash, cash equivalents, and restricted cash reserves, end of period	$1,038,649	$894,492

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2020, there were 165,794,529 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of September 30, 2020, the Company owned 104 hotel properties with approximately 22,700 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 100 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 102 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotel properties in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 103 of the 104 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

Liquidity and Management's Plans

In response to the near elimination of travel and hotel demand resulting from the spread of the novel strain of coronavirus (COVID-19) and the related government mandates, the Company had previously announced the suspension of operations at 57 of its hotel properties. As government mandated stay-in-place restrictions were lifted, the Company developed a framework to open the suspended hotel properties. The Company had reopened 47 of its hotel properties as of September 30, 2020, and subsequent to the end of the quarter has reopened 3 hotel properties. The Company continues to evaluate reopening the remaining 7 suspended hotel properties based on market conditions. The remaining suspended hotel properties are located within the central business districts of New York City and San Francisco, or are part of a cluster where the Company owns multiple hotels in the same immediate area. In the event stay-in-place restrictions are reinstated, the Company would consider temporarily suspending hotel operations where demand is inadequate.

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

Given the impact on lodging demand, the Company has taken various actions to help mitigate the effects of the COVID-19 pandemic on its operating results and to preserve liquidity. Operational measures the Company has taken include:

•Suspension of Hotel Operations:  The Company suspended operations at many of its hotel properties. As government mandated stay-in-place restrictions have been lifted, the Company has reopened most of the suspended hotel properties.

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

•Return on Investment ("ROI") Project Suspensions:  The Company suspended most of the 2020 ROI projects.
In addition, the Company has taken aggressive actions to increase liquidity and preserve cash at the corporate level including:

•Common Stock Dividend:  The Company’s board of trustees authorized the first, second and third quarter common cash dividends of $0.01 per common share, which reflects a significant reduction compared to the Company's dividend payout prior to the COVID-19 pandemic.

•Share Repurchase: The Company suspended all repurchases of its common shares and Series A Preferred Shares (defined below), as applicable.
•Increased Liquidity: The Company enhanced its liquidity position by maintaining $400.0 million drawn on its $600.0 million revolving credit facility. As of September 30, 2020, the Company had approximately $1.0 billion of cash and cash equivalents and restricted cash reserves.

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

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Land and improvements	$1,089,864	$1,088,436
Buildings and improvements	4,076,944	4,039,012
Furniture, fixtures and equipment	696,914	685,699
	5,863,722	5,813,147
Accumulated depreciation	(1,344,279)	(1,198,181)
Investment in hotel properties, net	$4,519,443	$4,614,966

For the three and nine months ended September 30, 2020, the Company recognized depreciation expense related to its investment in hotel properties of approximately $48.2 million and $146.1 million, respectively. For the three and nine months ended September 30, 2019, the Company recognized depreciation expense related to its investment in hotel properties of approximately $48.9 million and $160.9 million, respectively.

Impairment

In connection with the preparation of the unaudited consolidated financial statements for the three and nine months ended September 30, 2020 and 2019, the Company evaluated the recoverability of the carrying values of its hotel properties. The Company performed an undiscounted cash flow analysis as of September 30, 2020 for certain of its hotel properties. Based on this analysis, the Company concluded that there were no impairments for the three and nine months ended September 30, 2020 and 2019.

4.              Investment in Unconsolidated Joint Ventures

As of September 30, 2020 and December 31, 2019, the Company owned 50% interests in joint ventures that owned two hotel properties. During the three months ended September 30, 2020, one of the unconsolidated joint ventures determined the property ground lease will likely terminate no later than October 31, 2021 and the property will revert to the ground lessor at that time. As a result, the Company recorded an impairment loss of $6.5 million to write down the Company's investment in this joint venture. The impairment loss is included in equity in loss from unconsolidated joints ventures in the accompanying consolidated statements of operations and comprehensive income.

During the nine months ended September 30, 2019, the Company sold two hotels located in Myrtle Beach, South Carolina. In addition, the joint ventures that were associated with these two hotels sold their assets. The Company had owned 50% interests in these joint ventures. The Company recorded a loss of $2.9 million related to the sale, which is included in equity in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations. Refer to Note 5, Sale of Hotel Properties, for more information regarding the sale of the hotels.

The Company accounts for the investments in its unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in loss from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of September 30, 2020 and December 31, 2019, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	September 30, 2020	December 31, 2019
Equity basis of the joint venture investments	$(6,585)	$(4,236)
Cost of the joint venture investments in excess of the joint venture book value	13,641	19,407
Investment in unconsolidated joint ventures	$7,056	$15,171

The following table summarizes the components of the Company's equity in loss from unconsolidated joint ventures (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Operating (loss) income	$(993)	$145	$(824)	$989
Depreciation of cost in excess of book value	(280)	(280)	(839)	(985)
Impairment loss	(6,533)	—	(6,533)	—
Loss on sale	—	—	—	(2,923)
Equity in loss from unconsolidated joint ventures	$(7,806)	$(135)	$(8,196)	$(2,919)

5.            Sale of Hotel Properties

During the nine months ended September 30, 2019, the Company sold 42 hotel properties in four separate transactions for a total sales price of approximately $653.4 million. In connection with these transactions, the Company recorded a net loss of $25.9 million, which is included in gain (loss) on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income.

On June 25, 2019, the Company sold a portfolio of 21 hotels for $311.9 million. In connection with this transaction, the Company recorded a gain on sale of $44.4 million, which is included in gain (loss) on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income.

On June 27, 2019, the Company sold two resort hotels in Myrtle Beach, South Carolina for $153.3 million. In connection with this transaction, the Company recorded a loss on sale of $21.5 million, which is included in gain (loss) on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income.

On August 14, 2019, the Company sold a portfolio of 18 hotels for $175.4 million. In connection with this transaction, the Company recorded a loss on sale of $49.0 million, which is included in gain (loss) on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income.

On September 12, 2019, the Company sold a hotel in Columbia, Maryland for $12.7 million. In connection with this transaction, the Company recorded a gain on sale of $0.3 million, which is included in gain (loss) on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income.

The following table discloses the hotel properties that were sold during the nine months ended September 30, 2019:

Hotel Property Name	Location	Sale Date	Rooms
Courtyard Boulder Longmont	Longmont, CO	June 25, 2019	78
Courtyard Salt Lake City Airport	Salt Lake City, UT	June 25, 2019	154
Courtyard Fort Lauderdale SW Miramar	Miramar, FL	June 25, 2019	128
Courtyard Austin Airport	Austin, TX	June 25, 2019	150
Fairfield Inn & Suites San Antonio Downtown	San Antonio, TX	June 25, 2019	110
Hampton Inn & Suites Clearwater St. Petersburg	Clearwater, FL	June 25, 2019	128
Hampton Inn Fort Walton Beach	Fort Walton, FL	June 25, 2019	100
Hampton Inn & Suites Denver Tech Center	Denver, CO	June 25, 2019	123
Hampton Inn West Palm Beach Airport Central	West Palm Beach, FL	June 25, 2019	105
Hilton Garden Inn Bloomington	Bloomington, IN	June 25, 2019	168
Hilton Garden Inn West Palm Beach Airport	West Palm Beach, FL	June 25, 2019	100
Hilton Garden Inn Durham Raleigh Research Triangle Park	Durham, NC	June 25, 2019	177
Residence Inn Longmont Boulder	Longmont, CO	June 25, 2019	84
Residence Inn Detroit Novi	Novi, MI	June 25, 2019	107
Residence Inn Chicago Oak Brook	Oak Brook, IL	June 25, 2019	156
Residence Inn Fort Lauderdale Plantation	Plantation, FL	June 25, 2019	138
Residence Inn Salt Lake City Airport	Salt Lake City, UT	June 25, 2019	104
Residence Inn San Antonio Downtown Market Square	San Antonio, TX	June 25, 2019	95
Residence Inn Fort Lauderdale SW Miramar	Miramar, FL	June 25, 2019	130
Residence Inn Silver Spring	Silver Spring, MD	June 25, 2019	130
Springhill Suites Boulder Longmont	Longmont, CO	June 25, 2019	90
Embassy Suites Myrtle Beach Oceanfront Resort	Myrtle Beach, SC	June 27, 2019	255
Hilton Myrtle Beach Resort	Myrtle Beach, SC	June 27, 2019	385
Courtyard Austin Northwest Arboretum	Austin, TX	August 14, 2019	102
Courtyard Denver West Golden	Golden, CO	August 14, 2019	110
Courtyard Boulder Louisville	Louisville, CO	August 14, 2019	154
Courtyard Louisville Northeast	Louisville, KY	August 14, 2019	114
Courtyard South Bend Mishawaka	Mishawaka, IN	August 14, 2019	78
Hampton Inn Houston Galleria	Houston, TX	August 14, 2019	176
Hyatt House Houston Galleria	Houston, TX	August 14, 2019	147
Hyatt House Austin Arboretum	Austin, TX	August 14, 2019	131
Hyatt House Dallas Lincoln Park	Dallas, TX	August 14, 2019	155
Hyatt House Dallas Uptown	Dallas, TX	August 14, 2019	141
Residence Inn Austin Northwest Arboretum	Austin, TX	August 14, 2019	84
Residence Inn Austin North Parmer Lane	Austin, TX	August 14, 2019	88
Residence Inn Denver West Golden	Golden, CO	August 14, 2019	88
Residence Inn Boulder Louisville	Louisville, CO	August 14, 2019	88
Residence Inn Louisville Northeast	Louisville, KY	August 14, 2019	102
Springhill Suites Austin North Parmer Lane	Austin, TX	August 14, 2019	132
Springhill Suites Louisville Hurstbourne North	Louisville, KY	August 14, 2019	142
Springhill Suites South Bend Mishawaka	Mishawaka, IN	August 14, 2019	87
Residence Inn Columbia	Columbia, MD	September 12, 2019	108
		Total	5,422

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended September 30, 2020				For the three months ended September 30, 2019
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Southern California	$13,925	$496	$1,566	$15,987	$37,153	$4,062	$2,991	$44,206
South Florida	7,743	847	883	9,473	18,296	4,123	1,912	24,331
Northern California	7,044	123	796	7,963	52,812	4,560	1,514	58,886
Chicago	6,633	981	289	7,903	19,915	3,334	576	23,825
Washington, DC	3,720	18	273	4,011	13,708	448	610	14,766
New York City	3,385	23	106	3,514	34,085	4,062	1,289	39,436
Denver	2,730	341	274	3,345	15,016	2,961	446	18,423
Houston	2,775	29	341	3,145	12,850	815	1,017	14,682
Austin	1,522	53	329	1,904	15,287	2,109	850	18,246
Louisville	742	85	66	893	9,652	4,507	629	14,788
Other	22,326	835	2,633	25,794	85,421	8,466	5,648	99,535
Total	$72,545	$3,831	$7,556	$83,932	$314,195	$39,447	$17,482	$371,124

	For the nine months ended September 30, 2020				For the nine months ended September 30, 2019
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Southern California	$42,848	$3,627	$4,364	$50,839	$99,299	$11,298	$7,605	$118,202
South Florida	41,315	5,487	3,126	49,928	92,990	15,117	6,164	114,271
Northern California	43,271	3,923	2,584	49,778	155,915	14,446	4,520	174,881
New York City	22,298	2,163	1,105	25,566	92,785	11,417	3,449	107,651
Chicago	18,511	3,588	894	22,993	54,953	9,851	1,588	66,392
Houston	15,177	750	1,481	17,408	44,626	2,798	3,411	50,835
Washington DC	14,475	388	912	15,775	46,156	1,315	1,770	49,241
Denver	10,180	2,615	697	13,492	46,409	9,127	1,150	56,686
Austin	9,555	1,342	2,088	12,985	62,612	7,471	2,871	72,954
Louisville	6,932	3,863	937	11,732	32,921	12,867	1,752	47,540
Other	94,728	8,124	8,657	111,509	302,056	37,444	20,965	360,465
Total	$319,290	$35,870	$26,845	$382,005	$1,030,722	$133,151	$55,245	$1,219,118

Trade Receivables

The Company has historically only experienced de minimis credit losses in hotel-level trade receivables. As of September 30, 2020, the Company reviewed its allowance for doubtful accounts and concluded that it was adequate. Because of the adverse impact of the COVID-19 pandemic, the Company could experience a delay in payment and collections.

7.              Debt

The Company's debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Senior Notes	$496,940	$500,484
Revolver and Term Loans, net	1,569,024	1,168,793
Mortgage loans, net	524,367	526,430
Debt, net	$2,590,331	$2,195,707

Senior Notes

The Company's senior unsecured notes are referred to as the "Senior Notes." The Company's Senior Notes consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate	Maturity Date	September 30, 2020	December 31, 2019
Senior unsecured notes (1) (2) (3)	6.00%	June 2025	$496,940	$500,484

(1)Requires payments of interest only through maturity.
(2)The senior unsecured notes include $22.1 million and $25.6 million at September 30, 2020 and December 31, 2019, respectively, related to acquisition related fair value adjustments on the senior unsecured notes.
(3)The Company has the option to redeem the senior unsecured notes at a price of 103.0% of face value.

The Senior Notes are subject to a maximum unsecured leverage maintenance covenant, which is based on asset value that is calculated at historical cost. In addition, the Senior Notes are subject to various incurrence covenants that limit the ability of the Company's subsidiary, FelCor Lodging Limited Partnership, to incur additional debt if these covenants are violated. As of September 30, 2020, the Company was in compliance with all maintenance and incurrence covenants associated with the Senior Notes.

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

The Company's unsecured credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at September 30, 2020 (1)	Maturity Date	September 30, 2020	December 31, 2019
Revolver (2)	3.49%	May 2024	$400,000	$—
$150 Million Term Loan Maturing 2022	3.88%	January 2022	150,000	150,000
$400 Million Term Loan Maturing 2023	4.58%	January 2023	400,000	400,000
$225 Million Term Loan Maturing 2023	4.58%	January 2023	225,000	225,000
$400 Million Term Loan Maturing 2025	3.77%	May 2025	400,000	400,000
			1,575,000	1,175,000
Deferred financing costs, net (3)			(5,976)	(6,207)
Total Revolver and Term Loans, net			$1,569,024	$1,168,793

(1)Interest rate at September 30, 2020 gives effect to interest rate hedges.
(2)At September 30, 2020 and December 31, 2019, there was $200.0 million and $600.0 million, respectively, undrawn on the Revolver. The Company also has the ability to extend the maturity date for an additional one year period ending May 2025 if certain conditions are satisfied.
(3)Excludes $3.7 million and $3.4 million as of September 30, 2020 and December 31, 2019, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

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
(3)The Company is not currently required to comply with these covenants, see details below.

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

•The Company is required to maintain a minimum liquidity level of $125.0 million.

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

At the Company's election, the Restriction Period and the Covenant Relief Period may be terminated early if the Company is at such time able to comply with the applicable financial covenants. If the Company assesses that it is unlikely to meet the financial covenant thresholds for periods following the Covenant Relief Period, then the Company will seek an extension of the Covenant Relief Period.

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate at September 30, 2020	Maturity Date		September 30, 2020	December 31, 2019
Mortgage loan (1)	7	1.67%	April 2022	(5)	$200,000	$200,000
Mortgage loan (2)	1	5.25%	June 2022		30,554	31,215
Mortgage loan (3)	3	4.95%	October 2022		87,410	89,299
Mortgage loan (4)	1	4.94%	October 2022		28,177	28,785
Mortgage loan (1)	4	1.75%	April 2024	(5)	85,000	85,000
Mortgage loan (1)	3	1.75%	April 2024	(5)	96,000	96,000
	19				527,141	530,299
Deferred financing costs, net					(2,774)	(3,869)
Total mortgage loans, net					$524,367	$526,430

(1)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(2)Includes $0.3 million and $0.5 million at September 30, 2020 and December 31, 2019, respectively, related to a fair value adjustment on a mortgage loan.
(3)Includes $1.0 million and $1.4 million at September 30, 2020 and December 31, 2019, respectively, related to fair value adjustments on the mortgage loans.
(4)Includes $0.3 million and $0.4 million at September 30, 2020 and December 31, 2019, respectively, related to a fair value adjustment on the mortgage loan.
(5)The mortgage loan provides two one year extension options.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. In addition certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. While operations at certain hotel properties securing the mortgage loans had been temporarily suspended, the business operations remained that of a hotel, not another form of business, and the hotel properties were maintained. At September 30, 2020, five mortgage loans failed to meet the DSCR threshold and were in a cash trap event. The Company was in compliance with all other maintenance covenants associated with the other mortgage loan at September 30, 2020.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Senior Notes	$5,942	$5,954	$17,825	$17,842
Revolver and Term Loans	15,730	10,805	39,087	31,795
Mortgage loans	4,368	5,001	13,483	15,575
Amortization of deferred financing costs	1,147	1,116	3,214	3,018
Undesignated interest rate swaps	(1,203)	457	(18)	402
Total interest expense	$25,984	$23,333	$73,591	$68,632

8.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Swap-cash flow	1.15%	April 2021	$100,000	$100,000	$(649)	$607
Swap-cash flow	1.20%	April 2021	100,000	100,000	(681)	538
Swap-cash flow	2.15%	April 2021	75,000	75,000	(972)	(590)
Swap-cash flow	1.91%	April 2021	75,000	75,000	(854)	(337)
Swap-cash flow	1.61%	June 2021	50,000	50,000	(617)	(32)
Swap-cash flow	1.56%	June 2021	50,000	50,000	(593)	13
Swap-cash flow	1.71%	June 2021	50,000	50,000	(657)	(109)
Swap-cash flow	2.29%	December 2022	200,000	200,000	(10,188)	(4,587)
Swap-cash flow	2.29%	December 2022	125,000	125,000	(6,362)	(2,859)
Swap-cash flow	2.38%	December 2022	200,000	200,000	(10,627)	(5,155)
Swap-cash flow	2.38%	December 2022	100,000	100,000	(5,311)	(2,574)
Swap-cash flow (1)	2.75%	November 2023	100,000	100,000	(7,939)	(3,590)
Swap-cash flow (2)	2.51%	December 2023	75,000	75,000	(5,365)	(2,120)
Swap-cash flow (2)	2.39%	December 2023	75,000	75,000	(5,093)	(1,858)
Swap-cash flow	1.35%	September 2021	49,000	49,000	(601)	181
Swap-cash flow	1.28%	September 2022	100,000	100,000	(2,343)	690
Swap-cash flow (3)	1.24%	September 2025	150,000	150,000	(6,060)	2,268
Swap-cash flow (4)	1.16%	April 2024	50,000	—	(1,532)	—
Swap-cash flow (4)	1.20%	April 2024	50,000	—	(1,595)	—
Swap-cash flow (4)	1.15%	April 2024	50,000	—	(1,519)	—
Swap-cash flow (4)	1.10%	April 2024	50,000	—	(1,443)	—
Swap-cash flow (4)	0.98%	April 2024	25,000	—	(630)	—
Swap-cash flow (4)	0.95%	April 2024	25,000	—	(607)	—
Swap-cash flow (4)	0.93%	April 2024	25,000	—	(592)	—
Swap-cash flow (4)	0.90%	April 2024	25,000	—	(569)	—
Swap-cash flow	0.85%	December 2024	50,000	—	(1,448)	—
Swap-cash flow	0.75%	December 2024	50,000	—	(1,232)	—
Swap-cash flow (5)	0.65%	January 2026	50,000	—	(885)	—
			$2,124,000	$1,674,000	$(76,964)	$(19,514)

(1)Effective in November 2020.
(2)Effective in January 2021.
(3)Effective in September 2021.
(4)Effective in April 2021.
(5)Effective in July 2021.

The following interest rate swaps have not been designated as hedging instruments (in thousands):

			Notional value at		Fair value at
Derivative type	Interest rate	Maturity	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Interest rate swap (1)	1.80%	September 2020	$—	$30,195	$—	$(34)
Interest rate swap (1)	1.80%	September 2020	—	75,030	—	(86)
Interest rate swap (1)	1.80%	September 2020	—	32,025	—	(37)
Interest rate swap (1)	1.81%	October 2020	140,378	142,500	(355)	(219)
			$140,378	$279,750	$(355)	$(376)

(1)During the year ended December 31, 2019, the Company discontinued accounting for these interest rate swaps as cash flow hedges. The Company recognizes all changes in the fair value of these interest rate swaps in interest expense in the consolidated statements of operations and comprehensive income.

As of September 30, 2020 and December 31, 2019, the aggregate fair value of the interest rate swap liabilities of $77.3 million and $24.2 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets. As of December 31, 2019, the aggregate fair value of the interest rate swap assets of $4.3 million was included in prepaid expense and other assets in the accompanying consolidated balance sheets.

As of September 30, 2020 and December 31, 2019, there was approximately $77.0 million and $19.5 million, respectively, of unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the three or nine month periods ended September 30, 2020 or 2019. For the three and nine months ended September 30, 2020, approximately $6.9 million and $13.2 million, respectively, of the amounts included in accumulated other comprehensive loss were reclassified into interest expense for the interest rate swaps that have been designated as cash flow hedges. For the three and nine months ended September 30, 2019, $1.1 million and $5.6 million, respectively, of the amounts included in accumulated other comprehensive loss were reclassified into interest expense for the interest rate swaps that have been designated as cash flow hedges. Approximately $27.3 million of the unrealized losses included in accumulated other comprehensive loss at September 30, 2020 is expected to be reclassified into interest expense within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$496,940	$467,765	$500,484	$497,835
Revolver and Term Loans, net	1,569,024	1,525,375	1,168,793	1,176,068
Mortgage loans, net	524,367	512,744	526,430	532,249
Debt, net	$2,590,331	$2,505,884	$2,195,707	$2,206,152

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 (in thousands):

	Fair Value at September 30, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap liability	$—	$(77,319)	$—	$(77,319)
Total	$—	$(77,319)	$—	$(77,319)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$4,297	$—	$4,297
Interest rate swap liability	—	(24,187)	—	(24,187)
Total	$—	$(19,890)	$—	$(19,890)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards.  The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled.  The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon the available objective evidence at September 30, 2020, the Company determined it was more likely than not that the deferred tax assets related to the net operating loss ("NOL") carryforwards of its primary TRS would not be utilized in future periods. The Company considered all available evidence, both positive and negative, including cumulative losses in recent years and its current forecast of future income in its analysis. As a result, the Company recorded a full valuation allowance against these deferred tax assets and recorded a deferred tax expense of $64.5 million during the three months ended September 30, 2020.

The Company had no accruals for tax uncertainties as of September 30, 2020 and December 31, 2019.

11.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents). The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of September 30, 2020 and December 31, 2019, approximately $42.7 million and $44.7 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance. In addition, due to the effects of the COVID-19 pandemic on its operations, the Company has worked with the hotel brands, third-party managers and lenders to allow the use of available restricted cash reserves to cover operating shortfalls at certain hotels.

Litigation

Other than the legal proceeding mentioned below, neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Prior to the Company's merger with FelCor Lodging Trust, Inc. ("FelCor"), an affiliate of InterContinental Hotels Group PLC ("IHG"), which previously managed three of FelCor's hotels, notified FelCor that National Retirement Fund ("NRF") had assessed an employee withdrawal liability, with required quarterly payments including interest, in connection with the termination of IHG’s management of those hotels. In October 2020, the Company entered into an agreement with IHG and NRF resolving this dispute.

Management Agreements

As of September 30, 2020, 103 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from one to 25 years. This number includes 29 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 3.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2020, the Company incurred management fee expense of approximately $2.3 million and $10.9 million, respectively. For the three and nine months ended September 30, 2019, the Company incurred management fee expense of approximately $9.0 million and $36.8 million, respectively.

Franchise Agreements

As of September 30, 2020, 73 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 29 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, one hotel is not operated with a hotel brand so it does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2020, the Company incurred franchise fee expense of approximately $4.7 million and $20.3 million, respectively. For the three and nine months ended September 30, 2019, the Company incurred franchise fee expense of approximately $17.4 million and $59.6 million, respectively.

Wyndham Agreements

Prior to January 1, 2020, the Wyndham management agreements guaranteed minimum levels of annual net operating income at each of the Wyndham-managed hotels. In 2019, the Company entered into an agreement with Wyndham to terminate the net operating income guarantee effective December 31, 2019 and received termination payments totaling $36.0 million from Wyndham, which amount is included in advance deposits and deferred revenue in the accompanying consolidated balance sheets. Effective January 1, 2020, the Company began recognizing the termination payments over the estimated term of the transitional agreements as a reduction to management and franchise fee expense in the consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2020, the Company recognized approximately $4.4 million and $13.2 million, respectively, as a reduction to management and franchise fee expense related to the amortization of the termination payments.

Other

During the three and nine months ended September 30, 2020, the Company incurred approximately $8.0 million and $8.2 million, respectively, in corporate- and property-level severance costs as a result of the COVID-19 pandemic. This amount includes $6.7 million for the three and nine months ended September 30, 2020 related to severance for associates at the Company's New York City hotels operating under collective bargaining agreements. The severance costs are included in other operating expense in the accompanying consolidated statements of operations and comprehensive income.

12.       Equity

Common Shares of Beneficial Interest

On February 14, 2020, the Company's board of trustees approved a new share repurchase program to repurchase up to $250.0 million of common shares from March 1, 2020 to February 28, 2021 (the "2020 Share Repurchase Program"). During

the nine months ended September 30, 2020, the Company repurchased and retired 5,489,335 common shares for approximately $62.6 million, of which $26.0 million was repurchased under a share repurchase program authorized by the Company's board of trustees in 2019, which expired February 29, 2020 (the "2019 Share Repurchase Program"), and $36.6 million was repurchased under the 2020 Share Repurchase Program. As of September 30, 2020, the 2020 Share Repurchase Program had a remaining capacity of $213.4 million. In April 2020, however, the Company suspended further repurchases of its common shares pursuant to the 2020 Share Repurchase Program due to the effects of the COVID-19 pandemic.

During the nine months ended September 30, 2019, the Company repurchased and retired 3,836,582 common shares for approximately $65.6 million, of which $10.3 million was repurchased under a share repurchase program that expired February 28, 2019 and $55.3 million was repurchased under the 2019 Share Repurchase Program.

During the nine months ended September 30, 2020, the Company declared a cash dividend of $0.01 per common share in each of the first, second and third quarters of 2020. During the nine months ended September 30, 2019, the Company declared a cash dividend of $0.33 per common share in each of the first, second and third quarters of 2019.

Series A Preferred Shares

In April 2020, the Company suspended repurchases of its Series A Preferred Shares pursuant to the 2020 Share Repurchase Program due to the effects of the COVID-19 pandemic. During the nine months ended September 30, 2020 and 2019, the Company did not repurchase any Series A Preferred Shares.

During the nine months ended September 30, 2020 and 2019, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first, second and third quarters of 2020 and 2019.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of September 30, 2020, 772,293 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of September 30, 2020 is as follows:

	2020
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	940,202	$20.21
Granted (1)	801,463	11.95
Vested	(406,980)	20.29
Forfeited	(8,434)	19.43
Unvested at September 30, 2020	1,326,251	$15.20

(1)During the nine months ended September 30, 2020, the Company issued restricted shares to officers and employees that vest on an annual basis over service periods between two and four years.

For the three and nine months ended September 30, 2020, the Company recognized approximately $2.3 million and $6.6 million, respectively, of share-based compensation expense related to restricted share awards. For the three and nine months ended September 30, 2019, the Company recognized approximately $2.2 million and $6.5 million, respectively, of share-based compensation expense related to restricted share awards. As of September 30, 2020, there was $16.2 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.5 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the nine months ended September 30, 2020 and 2019 was approximately $4.5 million and $4.1 million, respectively.

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

For the three and nine months ended September 30, 2020, the Company recognized approximately $0.9 million and $2.6 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and nine months ended September 30, 2019, the Company recognized approximately $0.7 million and $2.2 million, respectively, of share-based compensation expense related to the performance unit awards. As of September 30, 2020, there was $8.1 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.5 years.

As of September 30, 2020, there were 762,185 common shares available for future grant under the 2015 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and nine months ended September 30, 2020 and 2019, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to RLJ	$(173,101)	$32,463	$(317,499)	$93,160
Less: Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Less: Dividends paid on unvested restricted shares	(13)	(342)	(42)	(1,032)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	—	—
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(179,393)	$25,842	$(336,377)	$73,292

Denominator:
Weighted-average number of common shares - basic	163,609,865	170,495,699	164,763,540	171,976,429
Unvested restricted shares	—	105,088	—	90,044
Weighted-average number of common shares - diluted	163,609,865	170,600,787	164,763,540	172,066,473

Net (loss) income per share attributable to common shareholders - basic	$(1.10)	$0.15	$(2.04)	$0.43

Net (loss) income per share attributable to common shareholders - diluted	$(1.10)	$0.15	$(2.04)	$0.43

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$995,963	$845,882
Restricted cash reserves	42,686	48,610
Cash, cash equivalents, and restricted cash reserves	$1,038,649	$894,492

Interest paid	$64,446	$63,586

Income taxes paid	$1,495	$2,520

Operating cash flow lease payments for operating leases	$9,013	$11,505

Supplemental investing and financing transactions
In connection with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$—	$640,681
Transaction costs	485	(9,224)
Operating prorations	—	(7,882)
Proceeds from the sale of hotel properties, net	$485	$623,575

Supplemental non-cash transactions
Accrued capital expenditures	$6,520	$6,857

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continued adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows and performance, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic and its impact on the demand for travel and on levels of consumer confidence, the actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, travel and economic activity, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

As of September 30, 2020, we owned 104 hotel properties with approximately 22,700 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 100 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 102 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 103 of the 104 hotel properties to our taxable REIT subsidiaries ("TRS"), of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of September 30, 2020, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the Operating Partnership ("OP units").

COVID-19

The global outbreak of a novel strain of coronavirus (COVID-19) and the public health measures that have been undertaken in response have had, and will likely continue to have, a material adverse impact on the global economy and all aspects of our business.

Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing,” have essentially halted all non-essential travel and also resulted in a dramatic increase in national unemployment and possible lasting changes in consumer behavior that will create headwinds for our hotel properties even after the current government restrictions are lifted. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. The effects of the COVID-19 pandemic have significantly impacted our operations during the third quarter of 2020, and combined with macroeconomic trends such as the current economic recession, reduced consumer spending, including on travel, and significantly increased unemployment, lead us to believe that the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity and such adverse impact may continue well beyond the containment of such outbreak.

We have taken various actions to mitigate the effects of the COVID-19 pandemic by strengthening our balance sheet and liquidity position. Operational measures we have taken include:

•Suspension of Hotel Operations: We previously announced the suspension of operations at 57 of our hotel properties. The decision to suspend operations was made in response to the elimination of lodging demand resulting from the COVID-19 pandemic and the related government and health official mandates in many markets. As government mandated stay-in-place restrictions have been lifted, we developed a framework to open hotels in a socially and financially responsible way. We had reopened 47 of the 57 suspended hotel properties as of September 30, 2020, and subsequent to the end of the quarter have reopened 3 hotel properties. We will continue to evaluate reopening the remaining 7 suspended hotel properties based on market conditions. In the event stay-in-place restrictions are reinstated, we would consider temporarily suspending hotel operations where demand is inadequate.

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

•Capital Investment Reduction: We reduced our 2020 capital expenditure program by deferring all capital investments, other than completing projects that are substantially underway and are nearing completion. Near-term, we will take appropriate steps to protect and preserve the hotel properties.

•Return On Investment ("ROI") Project Suspensions:  We reviewed all 2020 ROI initiatives and suspended most of these projects.

At the corporate level, we have taken and continue to take aggressive actions to increase liquidity and preserve cash including:

•Common Stock Dividend: Our board of trustees authorized first, second and third quarter common cash dividends of $0.01 per common share, which reflects a significant reduction compared to our dividend payout prior to the COVID-19 pandemic. We will continue to monitor our financial performance and the economic outlook to assess whether it is appropriate to resume a regular quarterly common dividend at a level determined to be prudent based on the economic outlook, or, alternatively, to declare and pay any required dividend at the end of 2020.

•Share Repurchase: We suspended all repurchases of our common shares and Series A Preferred Shares, as applicable.

•Increased Liquidity: We enhanced our liquidity position by maintaining $400.0 million drawn on our $600.0 million corporate line of credit. As of September 30, 2020, we had approximately $1.0 billion of cash and cash equivalents and restricted cash reserves. By maintaining the $400.0 million drawn on our credit facility, we have ensured significant liquidity to meet our obligations over an extended period of time.

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

Results of Operations

At September 30, 2020 and 2019, we owned 104 and 109 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2020 and 2019.  The non-comparable hotel properties include 47 dispositions that were completed in 2019.
COVID-19

Beginning in March 2020, we experienced a significant decline in occupancy and RevPAR due to the COVID-19 pandemic. We believe the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak. The economic downturn resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. Certain of our hotel properties have temporarily suspended all operations and, while our other hotel properties are operating in a limited capacity, as a result of these operational changes, the results of operations for the three and nine months ended September 30, 2020 will not be comparable to the same periods in 2019.

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019

	For the three months ended September 30,
	2020	2019	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$72,545	$314,195	$(241,650)	(76.9)%
Food and beverage revenue	3,831	39,447	(35,616)	(90.3)%
Other revenue	7,556	17,482	(9,926)	(56.8)%
Total revenues	83,932	371,124	(287,192)	(77.4)%
Expenses
Operating expenses
Room expense	22,368	80,650	(58,282)	(72.3)%
Food and beverage expense	3,167	31,425	(28,258)	(89.9)%
Management and franchise fee expense	2,630	26,432	(23,802)	(90.0)%
Other operating expense	49,398	90,048	(40,650)	(45.1)%
Total property operating expenses	77,563	228,555	(150,992)	(66.1)%
Depreciation and amortization	48,375	49,295	(920)	(1.9)%
Property tax, insurance and other	25,315	28,798	(3,483)	(12.1)%
General and administrative	9,313	11,262	(1,949)	(17.3)%
Transaction costs	(116)	(211)	95	(45.0)%
Total operating expenses	160,450	317,699	(157,249)	(49.5)%
Other income	334	315	19	6.0%
Interest income	284	2,691	(2,407)	(89.4)%
Interest expense	(25,984)	(23,333)	(2,651)	11.4%
Gain (loss) on sale of hotel properties, net	391	(1,037)	1,428	—%
(Loss) income before equity in loss from unconsolidated joint ventures	(101,493)	32,061	(133,554)	—%
Equity in loss from unconsolidated joint ventures	(7,806)	(135)	(7,671)	—%
(Loss) income before income tax (expense) benefit	(109,299)	31,926	(141,225)	—%
Income tax (expense) benefit	(64,620)	529	(65,149)	—%
Net (loss) income	(173,919)	32,455	(206,374)	—%
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(21)	104	(125)	—%
Noncontrolling interest in the Operating Partnership	839	(96)	935	—%
Net (loss) income attributable to RLJ	(173,101)	32,463	(205,564)	—%
Preferred dividends	(6,279)	(6,279)	—	—%
Net (loss) income attributable to common shareholders	$(179,380)	$26,184	$(205,564)	—%

Revenues

Total revenues decreased $287.2 million, or 77.4%, to $83.9 million for the three months ended September 30, 2020 from $371.1 million for the three months ended September 30, 2019. The decrease was the result of a $241.7 million decrease in room revenue, a $35.6 million decrease in food and beverage revenue, and a $9.9 million decrease in other revenue.

Room Revenue

Room revenue decreased $241.7 million, or 76.9%, to $72.5 million for the three months ended September 30, 2020 from $314.2 million for the three months ended September 30, 2019.  The decrease was the result of a $14.3 million decrease in room revenue attributable to the non-comparable properties and a $227.4 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 75.8% decrease in RevPAR due to the impact of the COVID-19 pandemic.

The following are the quarter-to-date key hotel operating statistics for the comparable properties owned at September 30, 2020 and 2019, respectively:

	For the three months ended September 30,
	2020	2019	% Change
Occupancy	29.3%	81.1%	(63.9)%
ADR	$119.26	$178.15	(33.1)%
RevPAR	$34.92	$144.39	(75.8)%

Food and Beverage Revenue

Food and beverage revenue decreased $35.6 million, or 90.3%, to $3.8 million for the three months ended September 30, 2020 from $39.4 million for the three months ended September 30, 2019. The decrease was the result of a $0.9 million decrease in food and beverage revenue attributable to the non-comparable properties and a $34.7 million decrease in food and beverage revenue attributable to the comparable properties due to the impact of the COVID-19 pandemic.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, decreased $9.9 million, or 56.8%, to $7.6 million for the three months ended September 30, 2020 from $17.5 million for the three months ended September 30, 2019.  The decrease was due to a $0.5 million decrease in other revenue attributable to the non-comparable properties and a $9.4 million decrease in other revenue attributable to the comparable properties due to the impact of the COVID-19 pandemic.

Property Operating Expenses

Property operating expenses decreased $151.0 million, or 66.1%, to $77.6 million for the three months ended September 30, 2020 from $228.6 million for the three months ended September 30, 2019. The decrease was due to an $11.1 million decrease in property operating expenses attributable to the non-comparable properties and a $139.9 million decrease in property operating expenses attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at September 30, 2020 and 2019, respectively, were as follows (in thousands):

	For the three months ended September 30,
	2020	2019	$ Change	% Change
Room expense	$22,369	$76,965	$(54,596)	(70.9)%
Food and beverage expense	3,168	30,764	(27,596)	(89.7)%
Management and franchise fee expense	2,728	24,635	(21,907)	(88.9)%
Other operating expense	49,404	85,176	(35,772)	(42.0)%
Total property operating expenses	$77,669	$217,540	$(139,871)	(64.3)%

The decrease in property operating expenses attributable to the comparable properties was due to the impact of the COVID-19 pandemic. Management and franchise fee expense for the three months ended September 30, 2020 included a reduction to management and franchise fee expense of $4.4 million related to the recognition of the Wyndham termination payment. Other operating expense for the three months ended September 30, 2020 included property-level severance expense of approximately $7.5 million. This amount includes $6.7 million related to severance for associates at our New York City hotels operating under collective bargaining agreements.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.9 million, or 1.9%, to $48.4 million for the three months ended September 30, 2020 from $49.3 million for the three months ended September 30, 2019. The decrease was a result of a $0.7 million decrease in depreciation and amortization expense attributable to the non-comparable properties, and a $0.2 million decrease in depreciation and amortization expense attributable to the comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $3.5 million, or 12.1%, to $25.3 million for the three months ended September 30, 2020 from $28.8 million for the three months ended September 30, 2019.  The decrease was attributable to a $1.1 million decrease in property tax, insurance and other expense attributable to the non-comparable properties and a $2.3 million decrease in property tax, insurance and other expense attributable to the comparable properties. The decrease in property tax, insurance and other expense attributable to the comparable properties was primarily attributable to a decrease in rent expense due to rent abatements and the impact of COVID-19 on percentage rent obligations, which was partially offset by an increase in property insurance premiums.

General and Administrative

General and administrative expense decreased $1.9 million, or 17.3%, to $9.3 million for the three months ended September 30, 2020 from $11.3 million for the three months ended September 30, 2019.  The overall decrease was primarily attributable to the reversal of an excess accrued liability related to the settlement of National Retirement Fund matter of $1.8 million, and a net decrease in other general and administrative expenses of $0.6 million resulting from our response to COVID-19. These decreases were partially offset by an increase in compensation costs related to corporate-level severance of $0.5 million.

Interest Expense

The components of our interest expense for the three months ended September 30, 2020 and 2019 were as follows (in thousands):

	For the three months ended September 30,
	2020	2019	$ Change	% Change
Senior Notes	$5,942	$5,954	$(12)	(0.2)%
Revolver and Term Loans	15,730	10,805	4,925	45.6%
Mortgage loans	4,368	5,001	(633)	(12.7)%
Amortization of deferred financing costs	1,147	1,116	31	2.8%
Undesignated interest rate swaps	(1,203)	457	(1,660)	—%
Total interest expense	$25,984	$23,333	$2,651	11.4%

Interest expense increased $2.7 million, or 11.4%, to $26.0 million for the three months ended September 30, 2020 from $23.3 million for the three months ended September 30, 2019.  The increase was primarily attributable to the outstanding balance of $400.0 million on the Revolver, and an increase in pricing as a result of the amendment of the Revolver and Term Loans in June 2020. These increases were partially offset by unrealized gains on certain discontinued cash flow hedges.

Equity in Loss from Unconsolidated Joint Ventures

Equity in loss from unconsolidated joint ventures increased $7.7 million to a loss of $7.8 million for the three months ended September 30, 2020 from a loss of $0.1 million for the three months ended September 30, 2019. The increase is primarily attributable to the impact of COVID-19 and an impairment loss of $6.5 million related to one of our unconsolidated joint ventures during the three months ended September 30, 2020. The impairment loss is related to the write down of our investment in this joint venture as we determined the property ground lease will likely terminate no later than October 31, 2021 and the property will revert to the ground lessor at that time.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. Our effective tax rate was (59.1)% and (1.7)% for the three months ended September 30, 2020 and 2019, respectively. Income tax expense increased $65.1 million to $64.6 million for the three months ended September 30, 2020, compared to a benefit of $0.5 million for the three months ended September 30, 2019. The increase in income tax expense was primarily due to recording a $64.5 million valuation allowance on 100% of our deferred tax assets as of September 30, 2020.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

	For the nine months ended September 30,
	2020	2019	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$319,290	$1,030,722	$(711,432)	(69.0)%
Food and beverage revenue	35,870	133,151	(97,281)	(73.1)%
Other revenue	26,845	55,245	(28,400)	(51.4)%
Total revenues	382,005	1,219,118	(837,113)	(68.7)%
Expenses
Operating expenses
Room expense	98,590	253,736	(155,146)	(61.1)%
Food and beverage expense	31,348	101,544	(70,196)	(69.1)%
Management and franchise fee expense	17,947	96,376	(78,429)	(81.4)%
Other operating expense	168,288	288,761	(120,473)	(41.7)%
Total property operating expenses	316,173	740,417	(424,244)	(57.3)%
Depreciation and amortization	146,777	162,654	(15,877)	(9.8)%
Property tax, insurance and other	79,356	90,595	(11,239)	(12.4)%
General and administrative	32,754	34,187	(1,433)	(4.2)%
Transaction costs	(86)	773	(859)	—%
Total operating expenses	574,974	1,028,626	(453,652)	(44.1)%
Other income	1,193	939	254	27.1%
Interest income	3,829	4,935	(1,106)	(22.4)%
Interest expense	(73,591)	(68,632)	(4,959)	7.2%
Gain (loss) on sale of hotel properties, net	485	(25,872)	26,357	—%
(Loss) income before equity in loss from unconsolidated joint ventures	(261,053)	101,862	(362,915)	—%
Equity in loss from unconsolidated joint ventures	(8,196)	(2,919)	(5,277)	—%
(Loss) income before income tax expense	(269,249)	98,943	(368,192)	—%
Income tax expense	(51,665)	(4,475)	(47,190)	—%
Net (loss) income	(320,914)	94,468	(415,382)	—%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	1,816	360	1,456	—%
Noncontrolling interest in the Operating Partnership	1,599	(329)	1,928	—%
Preferred distributions - consolidated joint venture	—	(186)	186	(100.0)%
Redemption of preferred equity - consolidated joint venture	—	(1,153)	1,153	(100.0)%
Net (loss) income attributable to RLJ	(317,499)	93,160	(410,659)	—%
Preferred dividends	(18,836)	(18,836)	—	—%
Net (loss) income attributable to common shareholders	$(336,335)	$74,324	$(410,659)	—%

Revenues

Total revenues decreased $837.1 million, or 68.7%, to $382.0 million for the nine months ended September 30, 2020 from $1.2 billion for the nine months ended September 30, 2019. The decrease was the result of a $711.4 million decrease in room revenue, a $97.3 million decrease in food and beverage revenue, and a $28.4 million decrease in other revenue.

Room Revenue

Room revenue decreased $711.4 million, or 69.0%, to $319.3 million for the nine months ended September 30, 2020 from $1.0 billion for the nine months ended September 30, 2019.  The decrease was the result of a $122.1 million decrease in room revenue attributable to the non-comparable properties and a $589.4 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 65.0% decrease in RevPAR primarily due to the impact of the COVID-19 pandemic.

The following are the year-to-date key hotel operating statistics for the comparable properties owned at September 30, 2020 and 2019, respectively:

	For the nine months ended September 30,
	2020	2019	% Change
Occupancy	33.8%	80.1%	(57.8)%
ADR	$152.72	$184.04	(17.0)%
RevPAR	$51.61	$147.42	(65.0)%

Food and Beverage Revenue

Food and beverage revenue decreased $97.3 million, or 73.1%, to $35.9 million for the nine months ended September 30, 2020 from $133.2 million for the nine months ended September 30, 2019. The decrease was the result of a $13.2 million decrease in food and beverage revenue attributable to the non-comparable properties and a $84.1 million decrease in food and beverage revenue attributable to the comparable properties. The decrease in food and beverage revenue attributable to the comparable properties was primarily due to the impact of the COVID-19 pandemic.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, decreased $28.4 million, or 51.4%, to $26.8 million for the nine months ended September 30, 2020 from $55.2 million for the nine months ended September 30, 2019.  The decrease was due to a $6.7 million decrease in other revenue attributable to the non-comparable properties and a $21.7 million decrease in other revenue attributable to the comparable properties due to the impact of the COVID-19 pandemic.

Property Operating Expenses

Property operating expenses decreased $424.2 million, or 57.3%, to $316.2 million for the nine months ended September 30, 2020 from $740.4 million for the nine months ended September 30, 2019. The decrease was due to a $87.8 million decrease in property operating expenses attributable to the non-comparable properties and a $336.4 million decrease in property operating expenses attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at September 30, 2020 and 2019, respectively, were as follows (in thousands):

	For the nine months ended September 30,
	2020	2019	$ Change	% Change
Room expense	$98,575	$226,615	$(128,040)	(56.5)%
Food and beverage expense	31,348	93,026	(61,678)	(66.3)%
Management and franchise fee expense	18,079	81,330	(63,251)	(77.8)%
Other operating expense	168,030	251,489	(83,459)	(33.2)%
Total property operating expenses	$316,032	$652,460	$(336,428)	(51.6)%

The decrease in property operating expenses attributable to the comparable properties was due to the impact of the COVID-19 pandemic. Management and franchise fee expense for the nine months ended September 30, 2020 included a reduction in management and franchise fee expense of $13.2 million related to the recognition of the Wyndham termination payment. Other operating expense for the nine months ended September 30, 2020 included property-level severance expense of approximately $7.7 million. This amount includes $6.7 million related to severance for associates at our New York City hotels operating under collective bargaining agreements.

Depreciation and Amortization

Depreciation and amortization expense decreased $15.9 million, or 9.8%, to $146.8 million for the nine months ended September 30, 2020 from $162.7 million for the nine months ended September 30, 2019. The decrease was primarily related to a $16.1 million decrease in depreciation and amortization expense attributable to the non-comparable properties.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $11.2 million, or 12.4%, to $79.4 million for the nine months ended September 30, 2020 from $90.6 million for the nine months ended September 30, 2019.  The decrease was attributable to a $9.0 million decrease in property tax, insurance and other expense attributable to the non-comparable properties and a $2.3 million decrease in property tax, insurance and other expense attributable to the comparable properties. The decrease in property tax, insurance and other expense attributable to the comparable properties was primarily attributable to a decrease in rent expense due to rent abatements and the impact of COVID-19 on percentage rent obligations, partially offset by an increase in property insurance premiums.

General and Administrative

General and administrative expense decreased $1.4 million, or 4.2%, to $32.8 million for the nine months ended September 30, 2020 from $34.2 million for the nine months ended September 30, 2019. The overall decrease was primarily attributable to the reversal of an excess accrued liability related to the settlement of National Retirement Fund matter of $1.8 million, and a net decrease in other general and administrative expenses of $0.7 million resulting from our response to COVID-19. These decreases were partially offset by an increase in compensation costs related to corporate-level severance of $0.5 million, and an increase in expenses outside of the normal course of operations of $0.6 million.

Interest Expense

The components of our interest expense for the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	For the nine months ended September 30,
	2020	2019	$ Change	% Change
Senior Notes	$17,825	$17,842	$(17)	(0.1)%
Revolver and Term Loans	39,087	31,795	7,292	22.9%
Mortgage loans	13,483	15,575	(2,092)	(13.4)%
Amortization of deferred financing costs	3,214	3,018	196	6.5%
Undesignated interest rate swaps	(18)	402	(420)	—%
Total interest expense	$73,591	$68,632	$4,959	7.2%

Interest expense increased $5.0 million, or 7.2%, to $73.6 million for the nine months ended September 30, 2020 from $68.6 million for the nine months ended September 30, 2019.  The increase in interest expense was primarily attributable to the outstanding balance of $400.0 million on the Revolver, and an increase in pricing as a result of the amendment of the Revolver and Term Loans in June 2020. These increases were partially offset by a decrease related to refinancing transactions that occurred during the year ended December 31, 2019, and unrealized gains on certain discontinued cash flow hedges.

Equity in Loss from Unconsolidated Joint Ventures

Equity in loss from unconsolidated joint ventures increased $5.3 million to a loss of $8.2 million for the nine months ended September 30, 2020 from a loss of $2.9 million for the nine months ended September 30, 2019. The increase is primarily attributable to the impact of COVID-19 and an impairment loss of $6.5 million related to one of our unconsolidated joint ventures during the nine months ended September 30, 2020. The impairment loss is related to the write down of our investment in this joint venture as we determined the property ground lease will likely terminate no later than October 31, 2021 and the property will revert to the ground lessor at that time. This was partially offset by the impact of a loss on the sale of certain assets in June 2019 by unconsolidated joint ventures that did not recur in 2020.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. Our effective tax rates were (19.2)% and 4.5% for the nine months ended September 30, 2020 and 2019, respectively. Income tax expense increased $47.2 million to $51.7 million for the nine months ended September 30, 2020 from $4.5 million for the nine months ended September 30, 2019. The increase in income tax expense was primarily due to recording a $64.5 million valuation allowance on 100% of our deferred tax assets as of September 30, 2020.

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

The following table is a reconciliation of our GAAP net (loss) income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(173,919)	$32,455	$(320,914)	$94,468
Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Preferred distributions - consolidated joint venture	—	—	—	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	(1,153)
Depreciation and amortization	48,375	49,295	146,777	162,654
(Gain) loss on sale of hotel properties, net	(391)	1,037	(485)	25,872
Noncontrolling interest in consolidated joint ventures	(21)	104	1,816	360
Adjustments related to consolidated joint ventures (1)	(75)	(75)	(224)	(224)
Adjustments related to unconsolidated joint ventures (2)	7,008	504	7,991	4,733
FFO	(125,302)	77,041	(183,875)	267,688
Transaction costs	(116)	(211)	(86)	773
Amortization of share-based compensation	3,195	2,948	9,217	8,708
Non-cash income tax expense (benefit)	64,510	(1,102)	51,447	2,950
Unrealized (gain)/loss on discontinued cash flow hedges	(1,203)	468	(18)	412
Corporate- and property-level severance (3)	7,981	—	8,190	—
Other expenses (4)	(1,733)	40	(744)	484
Adjusted FFO	$(52,668)	$79,184	$(115,869)	$281,015

(1)Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint ventures.
(2)Includes our ownership interest in the depreciation and amortization expense, impairment loss, and loss on sale of the unconsolidated joint ventures.
(3)Includes corporate-level severance of $0.5 million for both the three and nine months ended September 30, 2020 and property-level severance of $7.5 million and $7.7 million for the three and nine months ended September 30, 2020, respectively. Property-level severance for the three and nine months ended September 30, 2020 includes $6.7 million related to severance for associates at our New York City hotels operating under collective bargaining agreements.
(4)Represents income and expenses outside of the normal course of operations, including debt modification costs, legal and other costs, and hurricane-related costs that were not reimbursed by insurance. Other expenses for the three and nine months ended September 30, 2020 includes a benefit of $1.8 million due to the reversal of an excess accrued liability related to the settlement of the National Retirement Fund matter.

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

In addition to EBITDA, we present EBITDAre in accordance with NAREIT guidelines, which defines EBITDAre as net income or loss excluding interest expense, income tax expense, depreciation and amortization expense, gains or losses from sales of real estate, impairment, and adjustments for unconsolidated joint ventures. We believe that the presentation of EBITDAre provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs.

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

The following table is a reconciliation of our GAAP net (loss) income to EBITDA, EBITDAre and Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(173,919)	$32,455	$(320,914)	$94,468
Depreciation and amortization	48,375	49,295	146,777	162,654
Interest expense, net of interest income	25,700	20,642	69,762	63,697
Income tax expense (benefit)	64,620	(529)	51,665	4,475
Adjustments related to unconsolidated joint ventures (1)	596	628	1,823	2,182
EBITDA	(34,628)	102,491	(50,887)	327,476
Impairment loss of unconsolidated joint ventures (2)	6,533	—	6,533	—
(Gain) loss on sale of hotel properties, net	(391)	1,037	(485)	25,872
Loss on sale of unconsolidated joint ventures (3)	—	—	—	2,923
EBITDAre	(28,486)	103,528	(44,839)	356,271
Transaction costs	(116)	(211)	(86)	773
Amortization of share-based compensation	3,195	2,948	9,217	8,708
Corporate- and property-level severance (4)	7,981	—	8,190	—
Other expenses (5)	(1,733)	40	(744)	484
Adjusted EBITDA	$(19,159)	$106,305	$(28,262)	$366,236

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint ventures.
(2)Includes our ownership interest in the impairment loss of one of our unconsolidated joint ventures.
(3)Includes our ownership interest in the loss on sale of the unconsolidated joint ventures associated with two resort hotel properties we owned in Myrtle Beach, SC.
(4)Includes corporate-level severance of $0.5 million for both the three and nine months ended September 30, 2020 and property-level severance of $7.5 million and $7.7 million for the three and nine months ended September 30, 2020, respectively. Property-level severance for the three and nine months ended September 30, 2020 includes $6.7 million related to severance for associates at our New York City hotels operating under collective bargaining agreements.
(5)Represents income and expenses outside of the normal course of operations, including debt modification costs, legal and other costs, and hurricane-related costs that were not reimbursed by insurance. Other expenses for the three and nine months ended September 30, 2020 includes a benefit of $1.8 million due to the reversal of an excess accrued liability related to the settlement of the National Retirement Fund matter.

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

Due to the COVID-19 pandemic and the effects of government and health official mandates to avoid nonessential travel, we previously announced the suspension of operations at 57 of our hotel properties. As government mandated stay-in-place restrictions have been lifted, we developed a framework to open hotels in a socially and financially responsible way. We had reopened 47 of the 57 suspended hotels as of September 30, 2020, and subsequent to the end of the quarter have reopened 3 hotels. We will continue to operate open hotels under aggressive operating cost containment plans, including significantly reduced staffing, elimination of non-essential amenities and services, and the closure of several floors and most food and beverage outlets. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. We believe the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak.

We can make no assurances that the assumptions used to estimate our liquidity requirements will remain accurate because the magnitude, duration and speed of the COVID-19 pandemic are uncertain. These uncertainties make it difficult to predict the impact on our business, financial condition or near- or longer-term financial or operational results with certainty.

We have taken further actions to improve our liquidity position, including capital expenditure and operating expense reductions, suspending ROI initiatives, and reducing dividend payments on our common shares.

As of September 30, 2020, we had $1.0 billion of cash and cash equivalents and restricted cash reserves. In March 2020, we drew down $400.0 million from our $600.0 million Revolver in order to increase our cash position and preserve financial flexibility in light of the impact of the COVID-19 pandemic on our results of operations and liquidity.

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

•The addition of a covenant to maintain a minimum liquidity of $125.0 million through the end of the covenant waiver period.

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

Sources and Uses of Cash

As of September 30, 2020, we had $1.0 billion of cash, cash equivalents and restricted cash reserves as compared to $927.2 million at December 31, 2019.

Cash flows from Operating Activities

The net cash flow used in operating activities totaled $86.8 million and the net cash flow provided by operating activities totaled $305.6 million for the nine months ended September 30, 2020 and 2019, respectively. Our cash flows used in or provided by operating activities generally consist of the net cash generated by or operating shortfalls from our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the nine months ended September 30, 2020 and 2019.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $55.7 million for the nine months ended September 30, 2020 primarily due to $57.6 million in routine capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $507.5 million for the nine months ended September 30, 2019 primarily due to $623.6 million of net cash proceeds from the sale of 42 hotel properties, partially offset by $117.9 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow provided by financing activities totaled $254.0 million for the nine months ended September 30, 2020 primarily due to $400.0 million in borrowings on the Revolver. The net cash flow provided by financing activities was partially offset by $78.6 million in distributions to shareholders and unitholders, $62.6 million paid to repurchase common shares under a share repurchase program, $2.1 million in deferred financing cost payments, $2.5 million in scheduled mortgage loan principal payments, and $1.4 million paid to repurchase common shares to satisfy employee tax withholding requirements.

The net cash flow used in financing activities totaled $303.4 million for the nine months ended September 30, 2019 primarily due to a payment of $374.5 million to repay a mortgage loan, $191.7 million in distributions to shareholders and unitholders, a payment of $45.6 million to redeem the preferred equity in a consolidated joint venture, $65.6 million paid to repurchase common shares under a share repurchase program, $4.7 million in deferred financing cost payments and $3.2 million in scheduled mortgage loan principal payments. The net cash flow used in financing activities was partially offset by $381.0 million in proceeds from mortgage loans.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2020, approximately $35.8 million was held in FF&E reserve accounts for future capital expenditures. In addition, due to the effects of the COVID-19 pandemic on our operations, we have worked with the brands, third-party managers, and lenders to allow the use of available restricted cash reserves to cover operating shortfalls at certain hotels.

Off-Balance Sheet Arrangements

As of September 30, 2020, we owned 50% interests in joint ventures that owned two hotel properties. We own more than 50% of the operating lessee for one of these hotels and the other hotel is operated without a lease. None of our trustees, officers or employees holds an ownership interest in any of these joint ventures or entities.

One of the 50% unconsolidated joint ventures that owns a hotel property has $20.0 million of non-recourse mortgage debt, of which our pro rata portion was $10.0 million, none of which is reflected as a liability on our consolidated balance sheet. Our liabilities with regard to the non-recourse debt and the liabilities of our subsidiaries that are members or partners in joint ventures are generally limited to guaranties of the borrowing entity's obligations to pay for the lender's losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities. In addition, this joint venture is subject to two ground leases with terms expiring in 2044 and 2094.

The other 50% unconsolidated joint venture that owns a hotel property is subject to a ground lease with an initial term expiring in 2021. During the quarter ended September 30, 2020, we determined that this property ground lease will likely terminate no later than October 31, 2021 and the property will revert to the ground lessor at that time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2020, we had approximately $2.0 billion of total variable rate debt outstanding (or 75.9% of total indebtedness) with a weighted-average interest rate of 3.58% per annum. After taking into consideration the effect of interest rate swaps, 82.9% of our total indebtedness was fixed or effectively fixed. As of September 30, 2020, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $4.4 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2020, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Fixed rate debt (1)	$572	$3,558	$140,386	$—	$—	$474,888	$619,404
Weighted-average interest rate	5.01%	5.01%	5.01%	—%	—%	6.00%	5.77%
Variable rate debt (1)	$—	$—	$350,000	$625,000	$581,000	$400,000	$1,956,000
Weighted-average interest rate (2)	—%	—%	2.61%	4.58%	2.95%	3.77%	3.58%
Total (3)	$572	$3,558	$490,386	$625,000	$581,000	$874,888	$2,575,404

(1)Excludes $6.0 million and $2.8 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.
(2)The weighted-average interest rate gives effect to interest rate swaps, as applicable.
(3)Excludes a total of $23.7 million related to fair value adjustments on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of September 30, 2020, the estimated fair value of our fixed rate debt was $612.9 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $2.7 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.            Risk Factors

For a discussion of our potential risks and uncertainties, please refer to the "Risk Factors" sections in our Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "Q1 Quarterly Report") and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the "Q2 Quarterly Report"), each of which is accessible on the SEC’s website at www.sec.gov. Except for the additional risk factors set forth in our Q1 Quarterly Report and in our Q2 Quarterly Report, there have been no material changes to the risk factors previously disclosed in our Annual Report.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2020 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended September 30, 2020:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2020 through July 31, 2020	396	$8.06	—	26,638,808
August 1, 2020 through August 31, 2020	18,920	$8.65	—	22,603,480
September 1, 2020 through September 30, 2020	51,401	$8.36	—	24,639,360
Total	70,717		—

(1)Includes surrendered common shares owned by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2015 Plan.
(2)The maximum number of shares that may yet be repurchased under the share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

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

RLJ LODGING TRUST

Dated: November 5, 2020	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: November 5, 2020	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 5, 2020	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)