Form 10-K
period 2020-12-31
RLJ Lodging Trust
filed 2021-02-26
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The aggregate market value of the 161,745,955 common shares of beneficial interest held by non-affiliates of the Registrant was approximately $1,526,881,815 based on the closing price of $9.44 as reported on the New York Stock Exchange for such common shares of beneficial interest on June 30, 2020.
As of February 19, 2021, 164,972,516 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2020.

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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continued adverse effect of the current pandemic of the novel coronavirus (“COVID-19”) on our financial condition, results of operations, cash flows and performance, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic will continue to impact us will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These future developments may include, among others, the duration of the pandemic and its impact on the demand for travel and on levels of consumer confidence, the actions governments, businesses and individuals take in response to the pandemic, the impact of the pandemic on global and regional economies, travel and economic activity, and the pace of recovery when the COVID-19 pandemic subsides. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” within this Annual Report on Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
Additional factors that might cause actual outcomes to differ materially from our forward-looking statements include the following: the current global economic uncertainty, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, access to capital through offerings of our common and preferred shares of beneficial interest, or debt, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses, and inaccuracies of our accounting estimates. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" within this Annual Report on Form 10-K. Given these uncertainties, undue reliance should not be placed on such statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Except where the context suggests otherwise, we define certain terms in this Annual Report on Form 10-K as follows:
•"our company," "we," "us" and "our" refer to RLJ Lodging Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries, including RLJ Lodging Trust, L.P., a Delaware limited partnership, which we refer to as the "Operating Partnership";
•"our hotel properties" refers to the 103 hotels owned by us as of December 31, 2020;
•a "compact full-service hotel" typically refers to any hotel with (1) less than 300 guestrooms and less than 12,000 square feet of meeting space, or (2) more than 300 guestrooms where, unlike traditional full-service hotels, the operations focus primarily on the rental of guestrooms such that a significant majority of its total revenue is generated from room rentals rather than other sources, such as food and beverage;
•a "focused-service hotel" typically refers to any hotel where the operations focus primarily on the rental of guestrooms and that offers services and amenities to a lesser extent than a traditional full-service or compact full-service hotel. For example, a focused-service hotel may have a restaurant, but, unlike a restaurant in a traditional full-service or compact full-service hotel, it may not offer three meals per day and may not offer room service. In addition, a focused-service hotel differs from a compact full-service hotel in that it typically has less than 2,000 square feet of meeting space, if any at all;
•"TRS" refers to each of our taxable REIT subsidiaries that are wholly-owned, directly or indirectly, by the Operating Partnership and any disregarded subsidiaries of our TRSs;
•"Average Daily Rate" ("ADR") represents the total hotel room revenues divided by the total number of rooms sold in a given period;

•"Occupancy" represents the total number of hotel rooms sold in a given period divided by the total number of rooms available; and
•"Revenue Per Available Room" ("RevPAR") is the product of ADR and Occupancy.
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
As of December 31, 2020, we owned 103 hotel properties with approximately 22,700 rooms, located in 23 states and the District of Columbia. We owned, through wholly-owned subsidiaries, a 100% interest in 99 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95.0% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 101 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 102 of the 103 hotel properties to our TRSs, of which we own a controlling financial interest.
For U.S. federal income tax purposes, we elect to be taxed as a REIT. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole general partner of the Operating Partnership. As of December 31, 2020, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the Operating Partnership ("OP units").

COVID-19

The global outbreak of a novel strain of coronavirus (COVID-19) and the public health measures that have been undertaken in response have had, and will likely continue to have, a material adverse impact on the global economy and all aspects of our business.

Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing,” have significantly limited non-essential travel and also resulted in increased national unemployment and possible lasting changes in consumer behavior that will create headwinds for our hotel properties even after government restrictions are lifted. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. The effects of the COVID-19 pandemic have significantly impacted our operations in 2020, and combined with macroeconomic trends such as the current economic recession, reduced consumer spending, including on travel, and increased unemployment, lead us to believe that the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity and such adverse impact may continue well beyond the containment of such outbreak and vaccination distribution.

The Lodging Industry

The lodging industry in the United States consists of public and private entities that operate in an extremely diversified market under a variety of brand names. The key participants in the lodging industry are as follows:
•Owners — own the hotel property and typically enter into a management agreement with an independent third party to manage the hotel property. The hotel properties may be branded and operated under the manager’s brand or branded under a separate franchise agreement.
•Franchisors — own a brand or brands and provide the franchised hotels with brand recognition, marketing support and worldwide reservation systems.
•Managers — responsible for the day-to-day operation of the hotel property, including the employment of the hotel staff, the determination of room rates, the development of sales and marketing plans, the preparation of operating and capital expenditure budgets and the preparation of financial reports for the owner.

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

Investment Strategies
•Targeted ownership of premium-branded, focused-service and compact full-service hotels.  We believe that premium-branded, focused-service and compact full-service hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve RevPAR levels at or close to those generated by traditional full-service hotels, while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.
•Use of premium hotel brands.  We believe in affiliating our hotels with premium brands owned by leading international franchisors such as Marriott, Hilton and Hyatt. We believe that utilizing premium brands provides significant advantages because of their guest loyalty programs, worldwide reservation systems, effective product segmentation, global distribution and strong customer awareness.
•Focus on high-growth markets.  We focus on owning and acquiring hotel properties in markets that we believe exhibit multiple demand generators and attractive long-term growth prospects. As a result, we believe that these hotel properties generate higher returns on investment.

Business Strategies
•Maximize returns from our hotel properties.  We believe that our hotel properties have the potential to generate improvements in RevPAR and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a result of our proactive asset management and the anticipated long-term recovery of the United States economy. We actively monitor and advise our third-party management companies on most aspects of our hotels' operations, including property positioning, physical design, capital planning and investment, guest experience and overall strategic direction. We regularly review opportunities to further invest in our hotel properties in an effort to enhance quality and attractiveness, increase long-term value and generate attractive returns on investment.
•Pursue a disciplined hotel acquisition strategy.  We seek to acquire additional hotel properties at prices below replacement cost where we believe we can generate attractive returns on investment. We intend to target acquisition opportunities where we can enhance value by pursuing proactive investment strategies such as renovation, repositioning or rebranding.
•Pursue a disciplined capital recycling program.  We intend to continue to pursue a disciplined capital allocation strategy designed to maximize the return on our investments by selectively selling hotel properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. To the extent that we sell our hotel properties, except as may be required by our debt agreements, we intend to redeploy the capital into other investment opportunities, including without limitation, acquisitions, brand conversions, green initiatives and space configuration opportunities.
•Continue to improve our balance sheet. We intend to continue to maintain a flexible capital structure that allows us to execute our strategy. We believe that a strong balance sheet is a key competitive advantage that affords us a lower cost of capital and positions us for growth. We structure our debt profile to maintain financial flexibility and a balanced maturity schedule with access to different forms of financing.

Our Hotels

Our hotel properties operate under strong, premium brands, with approximately 87% of our hotel properties operating under existing relationships with Marriott, Hilton or Hyatt. The following table sets forth the brand affiliations of our hotel properties as of December 31, 2020:

Brand Affiliations	Number of hotels	Percentage of total hotels	Number of rooms	Percentage of total rooms
Marriott
Residence Inn	13	12.6%	1,730	7.6%
Courtyard	14	13.5%	2,860	12.6%
Fairfield Inn & Suites	5	4.9%	646	2.8%
Marriott	5	4.9%	1,738	7.7%
Renaissance	3	2.9%	782	3.4%
SpringHill Suites	3	2.9%	437	2.0%
Subtotal	43	41.7%	8,193	36.1%
Hilton
Embassy Suites	21	20.4%	5,790	25.5%
Hilton Garden Inn	5	4.9%	1,100	4.9%
DoubleTree	4	3.9%	1,397	6.2%
Hampton Inn/Hampton Inn & Suites	2	1.9%	313	1.4%
Homewood Suites	2	1.9%	345	1.5%
Hilton	1	1.0%	231	1.0%
Subtotal	35	34.0%	9,176	40.5%
Hyatt
Hyatt House	7	6.8%	1,188	5.2%
Hyatt Place	3	2.9%	466	2.1%
Hyatt Centric	2	1.9%	266	1.2%
Subtotal	12	11.6%	1,920	8.5%
Wyndham
Wyndham	8	7.8%	2,528	11.1%
Subtotal	8	7.8%	2,528	11.1%
Other Brand Affiliation	5	4.9%	858	3.8%
Total	103	100.0%	22,675	100.0%

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

Competition

The U.S. lodging industry is highly competitive. Our hotel properties compete with other participants in the lodging industry for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels, amenities and the availability of lodging and event space. Competition is often specific to the individual markets in which our hotel properties are located and includes competition from existing and new hotels in the focused-service and compact full-service hotel segments and non-traditional accommodations for travelers, such as online services that market homes and condominiums as an alternative to hotel rooms. We believe that hotels, such as our hotels, that are affiliated with leading national brands, such as the Marriott, Hilton and Hyatt brands, will enjoy competitive advantages associated with operating under such brands.

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

Our Financing Strategy

Over time, we intend to finance our long-term growth with equity issuances and debt financing with staggered maturities. Our strategy with respect to our debt profile is to primarily have unsecured debt and a greater percentage of fixed rate and hedged floating rate debt as compared to unhedged floating rate debt. Our debt is currently comprised of unsecured senior notes, unsecured credit agreements, and mortgage loans secured by certain hotel properties. We have a mix of fixed and floating rate debt; however, the majority of our debt either bears interest at fixed rates or effectively bears interest at fixed rates due to interest rate swaps on the debt.

Organizational Structure

We were formed as a Maryland REIT in January 2011. We conduct our business through a traditional umbrella partnership real estate investment trust ("UPREIT") in which our hotel properties are indirectly owned by the Operating Partnership, through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of the Operating Partnership and, as of December 31, 2020, we owned 99.5% of the OP units in the Operating Partnership. In the future, we may issue OP units from time to time in connection with acquiring hotel properties, financing, compensation or other reasons.

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

Insurance

We carry comprehensive general liability, fire, extended coverage, business interruption, rental loss of income coverage and umbrella liability coverage on all of our hotels, including earthquake, wind, flood and hurricane coverage on hotels in areas where we believe such coverages are warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement cost basis, for the costs incurred to repair or rebuild each hotel, including loss of income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsurable risks, including, but not limited to losses caused by communicable or infectious diseases, war or governmental actions such as government seizures of property. In the opinion of our management, our hotels are adequately insured.

Human Capital

As of December 31, 2020, we had 77 employees. We strive to maintain a workplace that is free from discrimination or harassment on the basis of race, color, sex, religion, age, ethnicity, national origin, disability, sexual orientation, gender identification or any other status protected by applicable laws. We conduct annual trainings to prevent discrimination and harassment and monitor employee conduct year-round.

Our key human capital management objectives are to attract, recruit, hire, develop and promote a deep and diverse bench of talent that translates into a strong and successful workforce. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefit programs; enhance our culture through efforts to foster, promote, and preserve a culture of diversity and inclusion; and evolve and invest in technology, tools, and resources to enable employees at work.

Environmental, Social, and Governance ("ESG")

We set ESG objectives to integrate sustainability across our portfolio. We intend to enhance strategic decision making by identifying and addressing material risks and opportunities that mitigate long-term environmental damage to our hotel properties. We seek to minimize our business impacts by implementing relevant practices that build the resilience of our hotels and stakeholders.

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

Risks Related to Our Business and Hotel Properties

The current outbreak of the novel coronavirus (COVID-19) has significantly adversely impacted and disrupted, and is expected to continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could result in the continuation of widespread business continuity issues for an unknown duration.

Since first being reported in December 2019, the novel strain of coronavirus (COVID-19) has spread globally, including to every state in the United States. The outbreak of COVID-19 has had, and another pandemic in the future could similarly have, significant repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, implementing "shelter in place" orders, border closures, and restricting travel and large gatherings. Furthermore, the outbreak has triggered a global economic recession.

COVID-19 has disrupted our business and has had a material adverse effect, and will continue to materially adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. The effects of the pandemic on the hotel industry are unprecedented. Global demand for lodging has been drastically reduced and occupancy levels have reached historic lows. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR associated with COVID-19 throughout our portfolio. As of December 31, 2020, 7 of our 103 hotel properties remain closed. All of our open hotels are currently operating at significantly reduced occupancy levels. In addition, we may need or elect to temporarily suspend the operations at our hotels in the future as a result of the COVID-19 pandemic. It is not currently known when the suspended operations at our closed hotels will resume at any level, or if we will need to suspend operations at additional hotels.

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

The significance, extent and duration of the impacts caused by the COVID-19 pandemic on our business, financial condition, operating results and cash flows, remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the extent and effectiveness of the containment measures taken, the effectiveness of the distribution and efficacy of vaccines, and the responses of the overall economy, the financial markets and the population, particularly in areas in which we operate, as containment measures are lifted and, in some cases, reinstated. Furthermore, there can be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries after the COVID-19 pandemic has largely subsided. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or when, or if, we will be able to resume normal operations. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

We require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate cash required to service our debt.

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

Our hotels located in the Northern California, Southern California, South Florida, Chicago, Illinois, New York, New York, and Houston, Texas metropolitan areas accounted for approximately 12.2%, 10.4%, 8.5%, 8.1%, 7.6%, and 6.2%, respectively, of our total number of rooms available for the fiscal year ended December 31, 2020. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses, localized COVID-19 infection rates and governmental actions to address the pandemic, any oversupply of hotel rooms, political unrest or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business or political climate, could materially and adversely affect us.

We are dependent on the performance of the third-party management companies that manage the operations of each of our hotels and we could be materially and adversely affected if such third-party hotel managers do not manage our hotels in our best interests.

Because U.S. federal income tax laws restrict REITs and their subsidiaries from operating or managing hotel properties, we do not operate or manage our hotel properties. Instead, we retain third-party hotel managers to operate our hotel properties pursuant to management agreements. As of December 31, 2020, all of our hotel properties had individual management agreements, 35 of which were with Aimbridge Hospitality ("Aimbridge").

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

Our management and franchise agreements may contain restrictive covenants that limit or restrict our ability to sell or refinance a hotel without the consent of the management company or franchisor. Some of our franchise agreements provide the franchisor with a right of first offer in the event of certain sales or transfers of a hotel and provide that the franchisor has the right to approve any change in the management company engaged to manage the hotel. Generally, we may not agree to sell, lease or otherwise transfer particular hotels unless the transferee is not a competitor of the management company or franchisor and the transferee assumes the related management and/or franchise agreements. If the management company or franchisor does not consent to the sale or financing of our hotels, we may still sell the hotels, but there could be adverse consequences.

Substantially all of our hotel properties operate under either Marriott, Hilton or Hyatt brands; therefore, we are subject to the risks associated with concentrating our portfolio in just three brand families.

90 of the 103 hotel properties that we owned as of December 31, 2020 utilize brands owned by Marriott, Hilton or Hyatt. As a result, our success is dependent in part on the continued success of Marriott, Hilton or Hyatt and their respective brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton and/or Hyatt is reduced or compromised, the goodwill associated with the Marriott-, Hilton-, or Hyatt-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hilton or Hyatt were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton and/or Hyatt could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.

The failure to make and integrate acquisitions of additional hotels could materially and adversely impede our growth.

We can provide no assurances that we will be successful in identifying attractive hotel properties or portfolios of hotel properties or that, once identified, we will be successful in consummating an acquisition or integrating the acquired property or portfolio into our business. We face significant competition for attractive investment opportunities from other investors, some of which have greater financial resources, a lower cost of capital and greater access to debt and equity capital than we do. As a result, we may be unable to acquire certain hotel properties or portfolios of hotel properties that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of borrowings under our unsecured revolving credit facility or other secured or unsecured borrowings, the use of retained cash flows, and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially and adversely impede our growth. Following an acquisition or expansion, we may incur acquisition-related costs and assume potential unknown liabilities and unforeseen increased costs or expenses. The integration of such acquisitions, especially acquisitions of portfolios of hotel properties, may cause disruptions to our business, strain management time and resources and materially and adversely affect our operating results and financial condition.

Any delay in demand growth due to weaker than anticipated economic growth could materially and adversely affect us and our growth prospects.

The operating performance of our hotel properties in various U.S. markets has significantly declined during the COVID-19 pandemic. Our business strategy depends on achieving revenue and net income growth from anticipated improvement in demand for hotel rooms as part of the growth of the U.S. economy as well as the global economy. Accordingly, any delay or weaker than anticipated economic growth could materially and adversely affect us and our growth prospects. Furthermore, even if the U.S. economy and the global economy continue to grow, we cannot provide any assurances that demand for hotel rooms will increase from current levels. If demand does not increase in the near future, or if demand weakens, our future results of operations and our growth prospects could be materially and adversely affected.

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

We face significant competition from owners and operators of other hotels and other lodging industry participants. In addition, we face competition from non-traditional accommodations for travelers, such as online services that market homes and condominiums as an alternative to hotel rooms. Our competitors may have an operating model that enables them to offer accommodations at lower rates than we can, which could result in our competitors increasing their occupancy at our expense and adversely affecting our ADRs. Given the importance of occupancy and ADR at focused-service and compact full-service hotels, this competition could adversely affect our ability to attract prospective guests, which could materially and adversely affect our business, financial condition and results of operations.

At December 31, 2020, we had approximately $2.6 billion of debt outstanding, which could materially and adversely affect our operating performance and put us at a competitive disadvantage.

Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2020, we had approximately $2.6 billion of outstanding debt. In addition, we may incur substantial additional debt, including secured debt, in the future. After taking into consideration the effect of interest rate swaps, approximately 81.3% of our borrowings are fixed. Increases in interest rates on our existing or future variable rate debt would increase our interest expense, which could adversely affect our cash flows and our ability to pay distributions to shareholders.

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

Our outstanding debt, and any additional debt borrowed in the future, may subject us to many risks, including the risk that:
•our cash flows from operations may be insufficient to make required payments of principal and interest;

•we may be required to use a substantial portion of our cash flows to pay principal and interest, which would reduce the cash available for distributions to our shareholders;
•we may be at a competitive disadvantage compared to our competitors that have less debt;
•we may be vulnerable to economic volatility, particularly if growth were to slow or stall and reduce our flexibility to respond to difficult market, industry, or economic conditions;
•the terms of any refinancing may not be in the same amount or on terms as favorable as the terms of the debt being refinanced; and
•the use of leverage could adversely affect our ability to borrow more money for operations, capital improvements, to finance future acquisitions of hotel properties, to make distributions to our shareholders, to repurchase common shares, and it could adversely affect the market price of our common shares.

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

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced it would phaseout LIBOR by the end of 2021. Consequently, at this time, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark or what rate or rates may become acceptable alternatives to LIBOR.

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

Our existing indebtedness contains customary and financial covenants that may limit our ability to enter into future indebtedness. In addition, our ability to borrow under our unsecured revolving credit facility is subject to compliance with our financial and other covenants, including covenants relating to debt service coverage ratios and leverage ratios. During the year ended December 31, 2020, we amended our unsecured credit facilities to suspend the testing of all existing financial maintenance covenants for all periods through and including the fourth quarter of 2021 and provides for less restrictive covenants through the first quarter of 2023. Due to the expected impact of the COVID-19 pandemic into 2021 and beyond, we may not be able to meet the terms of the amended financial covenants once they are effective in 2022. Our failure to comply with covenants in our existing or future indebtedness, as well as our inability to make required principal and interest payments, could cause a default under the applicable debt agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on secured debt, lenders can take possession of the hotel(s) securing such debt. In addition, debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default on its debt and to enforce remedies, including accelerating the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on several of our debt agreements or any significant debt agreement, we could be materially and adversely affected.

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

The provisions of the Internal Revenue Code of 1986, as amended (the "Code"), applicable to REITs require that we hold our hotel properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of hotel properties that otherwise would be in our best interests. Therefore, we may not be able to vary our portfolio promptly in response to economic or other conditions or on favorable terms, which may materially and adversely affect our cash flows, our ability to make distributions to shareholders and the market price of our common shares.

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

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners' financial condition and liquidity and disputes between us and our joint venture partners.

We own certain hotel properties and other real estate investments through joint ventures. In the future, we may enter into additional joint ventures to acquire, develop, improve or partially dispose of hotel properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned hotel property or a redevelopment project, including the following:
•we may not have exclusive control over the hotel property or the joint venture, which may prevent us from taking actions that are in our best interest but opposed by our partners;
•joint venture agreements often restrict the transfer of a partner's interest or may otherwise restrict our ability to sell the interest when we desire, or on advantageous terms;
•joint venture agreements may contain provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner's interest or selling its interest to that partner;

•a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
•a partner may fail to fund its share of required capital contributions or may become bankrupt, which would mean that we and any other remaining partners generally would remain liable for the joint venture's liabilities; or
•we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to qualify as a REIT, even though we do not control the joint venture.
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

In addition, our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including, among others, the following:
•seasonality of the lodging industry may cause quarterly fluctuations in our operating results;
•over-building of hotels in the markets in which we operate, which results in an increased supply of hotels that will adversely affect occupancy and revenues at our hotel properties;
•consolidation among companies in the lodging industry may increase the resulting companies' negotiating power relative to ours, and decrease competition among those companies for management and franchise agreements, which could result in higher management or franchise fees;
•increase in the number of brands owned by Marriott, Hilton and Hyatt, which could result in increased competition for our hotels;
•competition from non-traditional accommodations for travelers, such as online services that market homes and condominiums as an alternative to hotel rooms;
•dependence on business and leisure travelers;
•increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and leisure travelers;
•increases in operating costs due to inflation and other factors that may not be offset by increased room rates;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•adverse effects of international, national, regional and local economic and market conditions;
•adverse effects of worsening conditions in the lodging industry; and
•risks generally associated with the ownership of hotels and real estate, as we discuss in detail below.
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

As of December 31, 2020, 12 of our consolidated hotel properties and two of our unconsolidated hotel properties were on land subject to ground leases. Accordingly, we only own a leasehold or similar interest in those 14 hotel properties. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotel properties which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying hotel properties subject to a ground lease and may pay a lower price for such hotel properties than for a comparable hotel property with a fee simple interest or they may not purchase such hotel properties at any price. Secured lenders may be unwilling to lend, or otherwise charge higher interest rates, for loans secured by a leasehold mortgage as compared to loans secured by a fee simple mortgage. If we are found to be in breach of a ground lease, we could lose the right to use the hotel property. In addition, unless we can purchase a fee simple interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to own these hotel properties and our interest in the improvements upon expiration of the leases. If we were to lose the right to use a hotel property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel property and we would be required to purchase an interest in another hotel property in an attempt to replace that income, which could materially and adversely affect us.

Technology is used in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business.

We, and our hotel managers and franchisors, rely on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes. These information technology networks and systems can be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. Although we believe we and our hotel managers and franchisors have taken commercially reasonable steps to protect the security of our systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached.

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

We are subject to the risks associated with natural disasters, weather events, and the physical effects of climate change, any of which could have a material adverse effect on our properties, operations and business. Over time, our hotel properties located in coastal markets and other areas that may be impacted by climate change are expected to experience increases in storm intensity and rising sea-levels causing damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Weather events and climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that natural disasters, weather events, or climate change will not have a material adverse effect on our hotel properties, operations or business.

Risks Related to Our Organization and Structure

The share ownership limits imposed by the Code for REITs and our declaration of trust may restrict share transfers and/or business combination opportunities.

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

It may be difficult or impractical to effect a change in our control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of our common shares.

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

Under Maryland law, generally, a trustee is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, trustees are presumed to have acted with this standard of care. In addition, our declaration of trust limits the liability of our trustees and officers to us and our shareholders for monetary damages, except for liability resulting from the:
•actual receipt of an improper benefit or profit in money, property or services; or

•active and deliberate dishonesty by the trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.
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

Our hotel properties are subject to various U.S. federal, state and local environmental, health and safety laws and regulations that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of a hotel property, to perform or pay for the clean-up of contamination at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination. Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell or no longer operate the hotel properties.

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

REIT distribution requirements could adversely affect our ability to execute our business plan or require us to make distributions of our shares or other securities.

We generally must distribute to our shareholders annually at least 90% of our "REIT taxable income," subject to certain adjustments and excluding any net capital gain. From time to time, we may generate taxable income greater than our cash flow. In addition we may be subject to limitations on the ability to use our net operating loss carryovers to offset taxable income that we do not distribute. If we do not have other funds available in these situations we could be required to (i) borrow funds on unfavorable terms, (ii) sell investments at disadvantageous prices, (iii) distribute amounts that would otherwise be invested in future acquisitions, or (iv) make a taxable distribution of our common shares as part of a distribution in which shareholders may elect to receive our common shares or (subject to a limit measured as a percentage of the total distribution) cash to make distributions sufficient to enable us to pay out enough of our REIT taxable income to satisfy the REIT distribution requirements. These alternatives could increase our costs or reduce our shareholders' equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our shares.

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

To comply with the restrictions imposed on REITs, we may have to conduct certain activities and own certain assets through TRSs, which will be subject to normal corporate income tax, and we could be subject to a 100% penalty tax on certain income if those transactions are not conducted on arm's-length terms.

A TRS is a corporation in which a REIT directly or indirectly holds stock and which has elected, with the REIT to be taxable as a regular corporation, at regular corporate income tax rates. As a REIT, we cannot own certain assets or conduct certain activities directly, without risking failing the income or asset tests that apply to REITs. We can, however, hold these assets or undertake these activities through a TRS.

As noted, the income earned through our TRSs will be subject to corporate income taxes. In addition, a 100% excise tax will be imposed on certain transactions between us and our TRSs that are not conducted on an arm’s length basis.

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

We would incur adverse tax consequences if FelCor Lodging Trust Incorporated ("FelCor") failed to qualify as a REIT for U.S. federal income tax purposes prior to our merger with FelCor.

In connection with the closing of the merger with FelCor on the acquisition date, FelCor received an opinion of counsel to the effect that it qualified as a REIT for U.S. federal income tax purposes under the Code through the acquisition date. FelCor, however, did not request a ruling from the IRS that it qualified as a REIT. If, notwithstanding this opinion, FelCor’s REIT status prior to the acquisition date were successfully challenged, we would face serious tax consequences that would substantially reduce our core funds from operations, and cash available for distribution, including cash available to pay dividends to our shareholders, because:
•FelCor, would be subject to U.S. federal, state and local income tax on its net income at regular corporate rates for the years that it did not qualify as a REIT (and, for such years, would not be allowed a deduction for dividends paid to shareholders in computing its taxable income) and we would succeed to the liability for such taxes;
•the deemed sale of assets by FelCor on the acquisition date would be subject to U.S. federal, state and local income tax at regular corporate rates (and FelCor would not be allowed a deduction for dividends paid for the deemed liquidating distribution paid to its shareholders) and we would succeed to the liability for such taxes; and
•we would succeed to any earnings and profits accumulated by FelCor, as applicable, for the tax periods that FelCor did not qualify as a REIT and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits to maintain our REIT qualification.
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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our Hotel Properties

The following table provides a comprehensive list of our hotel properties as of December 31, 2020:

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
Alabama			Indiana
	Embassy Suites Birmingham	242		Courtyard Chicago Southeast Hammond	85
Arizona				Courtyard Indianapolis @ The Capitol	124
	Embassy Suites Phoenix - Biltmore	232		Fairfield Inn & Suites Chicago SE Hammond	94
California				Residence Inn Chicago Southeast Hammond	78
	Courtyard San Francisco	166		Residence Inn Indianapolis Downtown On The Canal	134
	Embassy Suites Irvine Orange County	293		Residence Inn Indianapolis Fishers	78
	Embassy Suites Los Angeles Downey	220		Residence Inn Merrillville	78
	Embassy Suites Los Angeles - International Airport South	349	Kentucky
	Embassy Suites Mandalay Beach - Hotel & Resort	250		Marriott Louisville Downtown	616
	Embassy Suites Milpitas Silicon Valley	267		Residence Inn Louisville Downtown	140
	Embassy Suites San Francisco Airport - South San Francisco	316	Louisiana
	Embassy Suites San Francisco Airport - Waterfront	340		Chateau LeMoyne - French Quarter, New Orleans (1)	171
	Hilton Garden Inn Los Angeles Hollywood	160		Hilton Garden Inn New Orleans Convention Center	286
	Hilton Garden Inn San Francisco Oakland Bay Bridge	278		Hotel Indigo New Orleans Garden District	132
	Hyatt House Cypress Anaheim	142		Wyndham New Orleans - French Quarter	374
	Hyatt House Emeryville San Francisco Bay Area	234	Massachusetts
	Hyatt House San Diego Sorrento Mesa	193		Embassy Suites Boston Waltham	275
	Hyatt House San Jose Silicon Valley	164		Wyndham Boston Beacon Hill	304
	Hyatt House San Ramon	142	Maryland
	Hyatt House Santa Clara	150		Residence Inn Bethesda Downtown	188
	Hyatt Place Fremont Silicon Valley	151		Residence Inn National Harbor Washington DC	162
	Residence Inn Palo Alto Los Altos	156	Minnesota
	San Francisco Marriott Union Square	401		Embassy Suites Minneapolis - Airport	310
	Wyndham San Diego Bayside	600	New Jersey
	Wyndham Santa Monica At The Pier	132		Embassy Suites Secaucus - Meadowlands (2)	261
Colorado			New York
	Fairfield Inn & Suites Denver Cherry Creek	134		Courtyard New York Manhattan Upper East Side	226
	Marriott Denver Airport @ Gateway Park	238		DoubleTree Metropolitan Hotel New York City (3)	764
	Marriott Denver South @ Park Meadows	279		Hampton Inn Garden City	143
	Renaissance Boulder Flatiron Hotel	232		The Knickerbocker New York (4)	330
	SpringHill Suites Denver North Westminster	164	North Carolina
District of Columbia				Hyatt House Charlotte Center City	163
	Fairfield Inn & Suites Washington DC Downtown	198	Oregon
	Homewood Suites Washington DC Downtown	175		Courtyard Portland City Center	256
	Hyatt Place Washington DC Downtown K Street	164		SpringHill Suites Portland Hillsboro	106
Florida			Pennsylvania
	DoubleTree Grand Key Resort	216		Hilton Garden Inn Pittsburgh University Place	202
	DoubleTree Suites by Hilton Orlando - Lake Buena Vista	229		Renaissance Pittsburgh Hotel	300
	Embassy Suites Deerfield Beach - Resort & Spa	244		Wyndham Philadelphia Historic District	364
	Embassy Suites Fort Lauderdale 17th Street	361		Wyndham Pittsburgh University Center	251
	Embassy Suites Fort Myers Estero	150	South Carolina
	Embassy Suites Miami - International Airport	318		Courtyard Charleston Historic District	176
	Embassy Suites Orlando - International Drive South/Convention Center	244		The Mills House Wyndham Grand Hotel	216
	Embassy Suites Tampa Downtown Convention Center	360	Texas
	Embassy Suites West Palm Beach Central	194		Courtyard Austin Downtown Convention Center	270
	Fairfield Inn & Suites Key West	106		Courtyard Houston By The Galleria	190

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
	Hilton Cabana Miami Beach	231		Courtyard Houston Downtown Convention Center	191
	Renaissance Fort Lauderdale Plantation Hotel	250		Courtyard Houston Sugarland	112
Georgia				DoubleTree Suites by Hilton Austin	188
	Courtyard Atlanta Buckhead	181		Embassy Suites Dallas - Love Field	248
	Embassy Suites Atlanta - Buckhead	316		Hyatt Centric The Woodlands	70
	Hyatt Centric Midtown Atlanta	194		Residence Inn Austin Downtown Convention Center	179
	Residence Inn Atlanta Midtown Historic	90		Residence Inn Houston By The Galleria	146
Hawaii				Residence Inn Houston Downtown Convention Center	171
	Courtyard Waikiki Beach	403		SpringHill Suites Houston Downtown Convention Center	167
Illinois				Wyndham Houston - Medical Center Hotel & Suites	287
	Courtyard Chicago Downtown Magnificent Mile	306	Washington
	Courtyard Midway Airport	174		Homewood Suites Seattle Lynnwood	170
	Fairfield Inn & Suites Chicago Midway Airport	114	Wisconsin
	Hampton Inn Chicago Midway Airport	170		Hyatt Place Madison Downtown	151
	Hilton Garden Inn Chicago Midway Airport	174
	Holiday Inn Express & Suites Midway Airport	104
	Marriott Chicago Midway	200
	Residence Inn Chicago Naperville	130
	Sleep Inn Midway Airport	121

(1)We own an indirect 50% ownership interest in this hotel property and we account for the ownership interest using the equity method of accounting. This hotel property is operated without a lease.
(2)We own an indirect 50% ownership interest in the real estate at this hotel property and we record the real estate interests using the equity method of accounting. We lease the hotel property to its TRS, of which we own a controlling financial interest in the operating lessee, so we consolidate the ownership interest in the leased hotel.
(3)We own a 98.3% controlling ownership interest in this hotel property.
(4)We own a 95.0% controlling ownership interest in this hotel property.

Management Agreements

In order to qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. We lease all but one of our hotel properties to TRS lessees, which in turn engage hotel property management companies to manage our hotel properties. All of our hotel properties are operated pursuant to a management agreement with one of 14 independent management companies. 29 of our hotel properties receive the benefits of a franchise agreement pursuant to a management agreement with Hilton, Hyatt, or Marriott.

As of December 31, 2020, Aimbridge was the management company for 35 of our hotel properties. Our remaining 68 hotel properties were managed by 13 other management companies, including Hilton, Hyatt, Marriott and Wyndham.

The management agreements have initial terms that range from one to 25 years, and some provide for one or two automatic extension periods ranging from one to 10 years each.

Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. The management agreements that include the benefits of a franchise agreement incur a base management fee between 3.0% and 7.0% of hotel revenues.

The management companies are also eligible to receive an incentive management fee upon the achievement of certain financial thresholds as set forth in each applicable management agreement. The incentive management fee is generally calculated as a percentage of hotel net operating income after we have received a priority return on our investment in the hotel.

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

Prior to January 1, 2020, the Wyndham management agreements guaranteed minimum levels of annual net operating income at each of the Wyndham-managed hotels. In 2019, we entered into an agreement with Wyndham to terminate the net operating income guarantee, effective December 31, 2019 and received termination payments totaling $36.0 million from Wyndham, of which $35.0 million was received in 2019 and $1.0 million was received in 2020. In addition, we entered into eight separate transitional franchise and management agreements effective January 1, 2020 through December 31, 2020. During the year ended December 31, 2020, we exercised our option to extend these agreements through December 31, 2021. The transitional franchise and management fees are 3% and 2%, respectively, of hotel revenues. Effective January 1, 2020, we began recognizing the termination payments over the estimated term of the transitional agreements as a reduction to management and franchise fee expense. For the year ended December 31, 2020, we recognized approximately $17.8 million as a reduction to management and franchise fee expense related to the amortization of the termination payments.

Franchise Agreements

As of December 31, 2020, 73 of our hotels operated under franchise agreements with Marriott, Hilton, Hyatt or other hotel brands. This excludes 29 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement.

The franchisors provide a variety of benefits to the franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, personnel training and operational quality at the hotels across the brand system. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures, all of which our TRS lessees, as the franchisees, must follow. The franchise agreements require our TRS lessees to comply with the franchisors' standards and requirements, including the training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the TRS lessee, the display of signage and the type, quality and age of furniture, fixtures and equipment included in the guest rooms and the nature of the lobbies and other common areas. The franchise agreements have initial terms ranging from 1 to 30 years. Each of our franchise agreements require that we pay a royalty fee between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of 3.0% of food and beverage revenues.

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

As a result of the ongoing COVID-19 pandemic, we granted base rent abatement concessions to all of our TRS lessees in each of the quarters ending June 30, 2020, September 30, 2020 and December 31, 2020. Given the current economic environment, we are continuing to evaluate whether future lease abatements may be granted.

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

Ground Leases

As of December 31, 2020, 12 of our consolidated hotel properties and two of our unconsolidated hotel properties were subject to ground lease agreements that cover the land under the respective hotel properties. During the year ended December, 31, 2020, one of the unconsolidated joint ventures did not exercise its right to extend the term of the ground lease. Accordingly the ground lease will terminate on October 31, 2021 and the property will revert to the ground lessor at that time. Additional information on the ground leases can be found in Note 10 to our accompanying consolidated financial statements.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "RLJ." For each quarterly period during the year ended December 31, 2020, we paid a cash dividend of $0.01 per common share. For each quarterly period during the year ended December 31 2019, we paid a cash dividend of $0.33 per common share.

On December 31, 2020 and February 19, 2021, the closing price of our common shares as reported on the NYSE was $14.15 and $15.40, respectively.

Share Return Performance

The graph and the table set forth below assume $100 was invested on December 31, 2015 in RLJ Lodging Trust's common shares. The graph and the table compare the total shareholder return of our common shares against the cumulative total returns of the Standard & Poor's 500 Index ("S&P 500 Index") and the Dow Jones U.S. Select Real Estate Hotels Index ("Dow Jones US REIT Hotels Index") between December 31, 2015 and December 31, 2020. The graph assumes an initial investment of $100.00 in our common shares and in each of the indices, and it also assumes the reinvestment of dividends.

$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
RLJ Lodging Trust
S&P 500 Index
Dow Jones US REIT Hotels Index

Name	Initial Investment at December 31, 2015	Value of Initial Investment at December 31, 2016	Value of Initial Investment at December 31, 2017	Value of Initial Investment at December 31, 2018	Value of Initial Investment at December 31, 2019	Value of Initial Investment at December 31, 2020
RLJ Lodging Trust	$100.00	$120.22	$114.62	$91.45	$106.46	$85.37
S&P 500 Index	$100.00	$111.96	$136.40	$130.43	$171.50	$203.05
Dow Jones US REIT Hotels Index	$100.00	$108.60	$114.11	$108.89	$137.03	$126.66
This performance graph shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Shareholder Information

At February 19, 2021, we had 188 holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than holders of record. At February 19, 2021, there were 13 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for our common shares.

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

Unregistered Sales of Equity Securities

The Company did not sell any securities during the fiscal year ended December 31, 2020 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the quarter ended December 31, 2020:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1, 2020 through October 31, 2020	7,740	$8.51	—	26,085,190
November 1, 2020 through November 30, 2020	11,185	$11.65	—	17,305,503
December 1, 2020 through December 31, 2020	—	$—	—	15,079,636
Total	18,925		—

(1)Includes surrendered common shares owned by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the RLJ Lodging Trust 2015 Equity Incentive Plan ("2015 Plan).
(2)The maximum number of shares that may yet be repurchased under the share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 6.    Selected Financial Data
Intentionally omitted.

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

Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing,” have significantly limited non-essential travel and also resulted in increased national unemployment and possible lasting changes in consumer behavior that will create headwinds for our hotel properties even after government restrictions are lifted. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. The effects of the COVID-19 pandemic have significantly impacted our operations in 2020, and combined with macroeconomic trends such as the current economic recession, reduced consumer spending, including on travel, and increased unemployment, lead us to believe that the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity and such adverse impact may continue well beyond the containment of such outbreak and vaccination distribution.

We have taken various actions to mitigate the effects of the COVID-19 pandemic by strengthening our balance sheet and liquidity position. Operational measures we have taken include:

•Suspension of Hotel Operations: We previously announced the suspension of operations at 57 of our hotel properties. The decision to suspend operations was made in response to the elimination of lodging demand resulting from the COVID-19 pandemic and the related government and health official mandates in many markets. As government mandated stay-in-place restrictions were lifted, we developed a framework to open hotels in a socially and financially responsible way. We have reopened 50 of the 57 suspended hotel properties as of December 31, 2020, and subsequent to the end of the year have reopened 2 additional hotel properties. We will continue to evaluate reopening the remaining 5 suspended hotel properties based on market conditions. In the markets where stay-in-place restrictions are reinstated, we would consider temporarily re-suspending hotel operations where demand is inadequate.

•Cost Containment Initiatives: We continue to work in concert with our hotel management companies to materially reduce operating expenses and preserve liquidity by putting stringent operational cost containment measures in place. Such measures include significantly reducing staffing at our hotel properties, reducing energy costs, eliminating non-essential amenities and services, and closing several floors and most food and beverage outlets at our hotel properties that remain open.

•Capital Investment Reduction: We reduced our 2020 capital expenditure program by deferring all capital investments, other than completing projects that were substantially underway and nearing completion. Near-term, we will take appropriate steps to protect and preserve the hotel properties.

•Return On Investment ("ROI") Project Suspensions:  We reviewed all 2020 ROI initiatives and suspended most of these projects.

At the corporate level, we have taken and continue to take aggressive actions to increase liquidity and preserve cash including:

•Common Stock Dividend: Our board of trustees authorized first, second, third and fourth quarter common cash dividends of $0.01 per common share, which reflects a significant reduction compared to our dividend payout prior to the COVID-19 pandemic. We will continue to monitor our financial performance and the economic outlook to assess whether it is appropriate to resume a regular quarterly common dividend at a level determined to be prudent based on the economic outlook.

•Share Repurchase: We suspended all repurchases of our common shares and our $1.95 Series A Cumulative Convertible Preferred Shares (the "Series A Preferred Shares"), as applicable.

•Increased Liquidity: We enhanced our liquidity position by drawing $400.0 million on our $600.0 million corporate line of credit. As of December 31, 2020, we had approximately $934.8 million of cash and cash equivalents and restricted cash reserves. By drawing $400.0 million on our credit facility, we have ensured significant liquidity to meet our obligations over an extended period of time.

For more information, see "Part I - Item 1A. Risk Factors" included elsewhere in this Annual Report on Form 10-K.

Our Customers

The majority of our hotels consist of premium-branded, focused-service and compact full-service hotels. As a result of this property profile, the majority of our customers are transient in nature. Transient business typically represents individual business or leisure travelers. The majority of our hotels are located in business districts within major metropolitan areas. Accordingly, business travelers represent the majority of the transient demand at our hotels. As a result, the effects of COVID-19 and other factors impacting business travel have a greater effect on our business than factors impacting leisure travel.

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

Key Indicators of Operating Performance

We use a variety of operating, financial and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as well as other financial measures that are non-GAAP measures. In addition, we use other information that may not be financial in nature, including industry standard statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotels in our portfolio and potential acquisition opportunities to determine each hotel's contribution to cash flow and its potential to provide attractive long-term total returns. The key indicators include:

•Average Daily Rate — ADR represents the total hotel room revenues divided by the total number of rooms sold in a given period. ADR measures the average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base at a hotel or group of hotels. We use ADR to assess the pricing levels that we are able to generate, as changes in rates have a greater impact on operating margins and profitability than changes in occupancy.
•Occupancy — Occupancy represents the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occupancy measures the utilization of our hotels' available capacity. We use occupancy to measure demand at a specific hotel or group of hotels in a given period. Additionally, occupancy levels help us determine the achievable ADR levels.
•Revenue Per Available Room — RevPAR is the product of ADR and occupancy. RevPAR does not include non-room revenues, such as food and beverage revenue or other revenue. We use RevPAR to identify trend information with respect to room revenues from comparable hotel properties and to evaluate hotel performance on a regional basis.

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

ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel property level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 84.1% of our total revenues for the year ended December 31, 2020, and it is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.

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
•Demand — The demand for lodging, especially business travel, generally fluctuates with the overall economy. Historically, periods of declining demand are followed by extended periods of relatively strong demand, which typically occurs during the growth phase of the lodging cycle.
•Supply — The development of new hotels is driven largely by construction costs, the availability of financing, the expected performance of existing hotels and other lodging options.
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
•Revenues — Substantially all of our revenues are derived from the operation of hotels. Specifically, our revenues are comprised of:
◦Room revenue — Occupancy and ADR are the major drivers of room revenue. Room revenue accounts for the majority of our total revenues.
◦Food and beverage revenue — Occupancy, the nature of the hotel property and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage revenue through catering functions as compared to transient business, which may or may not utilize the hotel's food and beverage outlets).

◦Other revenue — Occupancy and the nature of the hotel property are the main drivers of other ancillary revenue, such as parking fees, resort fees, gift shop sales and other guest service fees. Some hotels, due to the limited focus of the services offered and size or space limitations at the hotel, may not have the type of facilities that generate other revenue.
•Property Operating Expenses — The components of our property operating expenses are as follows:
◦Room expense — These expenses include housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other room-related costs. Like room revenue, occupancy is the major driver of room expense. These costs can increase based on an increase in salaries and wages, as well as the level of service and amenities that are provided at the hotel property.
◦Food and beverage expense — These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions are generally more profitable than restaurant, bar, and other food and beverage outlets that are located on the hotel property) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.
◦Management and franchise fee expense — A base management fee is computed as a percentage of gross hotel revenues. An incentive management fee is typically paid when the hotel's operating income exceeds certain thresholds, and it is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. A franchise fee is computed as a percentage of room revenue, plus an additional percentage of room revenue for marketing, central reservation systems and other franchisor costs. Certain hotels will also pay an additional franchise fee which is computed as a percentage of food and beverage revenue. For a more in depth discussion of the management and franchise fees, please refer to the "Our Hotel Properties — Management Agreements" and "Our Hotel Properties — Franchise Agreements" sections.
◦Other operating expense — These expenses include labor and other costs associated with the sources of our other revenue, as well as the labor and other costs associated with the administrative departments, sales and marketing, repairs and maintenance, and utility costs at the hotel properties.
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

Results of Operations

At December 31, 2020 and 2019, we owned 103 and 104 hotel properties, respectively.  Based on when a hotel property is acquired, sold, or closed for renovation, the operating results for certain hotel properties are not comparable for the years ended December 31, 2020 and 2019.  For the comparison between the years ended December 31, 2020 and 2019, the non-comparable properties include 48 hotels that were sold between January 1, 2019 and December 31, 2020.

For similar operating and financial data and discussion of our results for the year ended December 31, 2019 compared to our results for the year ended December 31, 2018, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 26, 2020 and is incorporated herein by reference.
COVID-19

We believe the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak. The economic downturn resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. Certain of our hotel properties have temporarily suspended all operations and, while our other hotel properties are operating in a limited capacity, as a result of these operational changes, the results of operations for the year ended December 31, 2020 will not be comparable to the same period in 2019.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

	For the year ended December 31,
	2020	2019	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$397,754	$1,317,085	$(919,331)	(69.8)%
Food and beverage revenue	40,384	177,499	(137,115)	(77.2)%
Other revenue	34,949	71,608	(36,659)	(51.2)%
Total revenues	473,087	1,566,192	(1,093,105)	(69.8)%
Expenses
Operating expenses
Room expense	124,063	329,077	(205,014)	(62.3)%
Food and beverage expense	35,220	134,206	(98,986)	(73.8)%
Management and franchise fee expense	21,057	120,797	(99,740)	(82.6)%
Other operating expense	211,216	373,130	(161,914)	(43.4)%
Total property operating expenses	391,556	957,210	(565,654)	(59.1)%
Depreciation and amortization	194,168	211,584	(17,416)	(8.2)%
Impairment loss	—	13,500	(13,500)	(100.0)%
Property tax, insurance and other	103,470	119,287	(15,817)	(13.3)%
General and administrative	41,141	45,252	(4,111)	(9.1)%
Transaction costs	(158)	1,211	(1,369)	—%
Total operating expenses	730,177	1,348,044	(617,867)	(45.8)%
Other income	1,941	1,242	699	56.3%
Interest income	4,237	8,720	(4,483)	(51.4)%
Interest expense	(100,169)	(91,295)	(8,874)	9.7%
Gain (loss) on sale of hotel properties, net	2,703	(9,300)	12,003	—%
Loss on extinguishment of indebtedness, net	—	(214)	214	(100.0)%
(Loss) income before equity in loss from unconsolidated joint ventures	(348,378)	127,301	(475,679)	—%
Equity in loss from unconsolidated joint ventures	(8,454)	(1,673)	(6,781)	—%
(Loss) income before income tax (expense) benefit	(356,832)	125,628	(482,460)	—%
Income tax (expense) benefit	(51,970)	3,751	(55,721)	—%
Net (loss) income	(408,802)	129,379	(538,181)	—%
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	2,327	289	2,038	—%
Noncontrolling interest in the Operating Partnership	2,034	(487)	2,521	—%
Preferred distributions - consolidated joint venture	—	(186)	186	(100.0)%
Redemption of preferred equity - consolidated joint venture	—	(1,153)	1,153	(100.0)%
Net (loss) income attributable to RLJ	(404,441)	127,842	(532,283)	—%
Preferred dividends	(25,115)	(25,115)	—	—%
Net (loss) income attributable to common shareholders	$(429,556)	$102,727	$(532,283)	—%

Revenues

Total revenues decreased $1.1 billion, or 69.8%, to $473.1 million for the year ended December 31, 2020, from $1.6 billion for the year ended December 31, 2019. The decrease was a result of a $919.3 million decrease in room revenue, a $137.1 million decrease in food and beverage revenue, and a $36.7 million decrease in other revenue.

Room Revenue

Beginning in March 2020, we experienced a significant decline in occupancy and RevPAR due to the COVID-19 pandemic. Room revenue decreased $919.3 million, or 69.8%, to $397.8 million for the year ended December 31, 2020 from $1.3 billion for the year ended December 31, 2019.  The decrease was a result of a $126.5 million decrease in room revenue attributable to the non-comparable properties and a $792.8 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 66.8% decrease in RevPAR primarily due to a decline in demand as a result of the COVID-19 pandemic.

The following are the key hotel operating statistics for the comparable properties owned at December 31, 2020 and 2019, respectively:

	For the year ended December 31,
	2020	2019	% Change
Occupancy	33.8%	79.1%	(57.2)%
ADR	$142.41	$183.18	(22.3)%
RevPAR	$48.13	$144.80	(66.8)%

Food and Beverage Revenue

Food and beverage revenue decreased $137.1 million, or 77.2%, to $40.4 million for the year ended December 31, 2020, from $177.5 million for the year ended December 31, 2019. The decrease was a result of a $13.8 million decrease in food and beverage revenue attributable to the non-comparable properties and a $123.3 million decrease in food and beverage revenue attributable to the comparable properties. The decrease in food and beverage revenue attributable to the comparable properties was primarily due to the impact of the COVID-19 pandemic.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, decreased $36.7 million, or 51.2%, to $34.9 million for the year ended December 31, 2020, from $71.6 million for the year ended December 31, 2019.  The decrease was due to a $6.9 million decrease in other revenue attributable to the non-comparable properties and a $29.7 million decrease in other revenue attributable to the comparable properties primarily due to the impact of the COVID-19 pandemic.

Property Operating Expenses

Property operating expenses decreased $565.7 million, or 59.1%, to $391.6 million for the year ended December 31, 2020, from $957.2 million for the year ended December 31, 2019. The decrease was due to a $91.1 million decrease in property operating expenses attributable to the non-comparable properties and a $474.5 million decrease in property operating expenses attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at December 31, 2020 and 2019, respectively, were as follows (in thousands):

	For the year ended December 31,
	2020	2019	$ Change	% Change
Room expense	$123,728	$300,505	$(176,777)	(58.8)%
Food and beverage expense	35,226	125,316	(90,090)	(71.9)%
Management and franchise fee expense	20,977	104,994	(84,017)	(80.0)%
Other operating expense	210,393	334,019	(123,626)	(37.0)%
Total property operating expenses	$390,324	$864,834	$(474,510)	(54.9)%

The decrease in property operating expenses attributable to the comparable properties was due to the impact of the COVID-19 pandemic and the cost savings measures we adopted in response to the COVID-19 pandemic. Management and franchise fee expense for the year ended December 31, 2020 included a reduction in management and franchise fee expense of $17.8 million related to the recognition of the Wyndham termination payment. Other operating expense for the year ended December 31, 2020 included property-level severance expense of approximately $8.2 million. This amount included $6.7 million related to severance for associates at our New York City hotels operating under collective bargaining agreements.

Depreciation and Amortization

Depreciation and amortization expense decreased $17.4 million, or 8.2%, to $194.2 million for the year ended December 31, 2020, from $211.6 million for the year ended December 31, 2019. The decrease was a result of a $16.4 million decrease in depreciation and amortization expense attributable to the non-comparable properties and a $1.0 million decrease in depreciation and amortization expense attributable to the comparable properties.

Impairment Loss

During the year ended December 31, 2019, we recorded an impairment loss of $13.5 million related to two hotel properties. The impairment was due to adverse changes in the operating performance of the hotels. There was no impairment loss recorded for the year ended December 31, 2020.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $15.8 million, or 13.3%, to $103.5 million for the year ended December 31, 2020, from $119.3 million for the year ended December 31, 2019.  The decrease was attributable to an $8.7 million decrease in property tax, insurance and other expense attributable to the non-comparable properties and a $7.1 million decrease in property tax, insurance and other expense attributable to the comparable properties. The decrease in property tax, insurance and other expense attributable to the comparable properties was primarily due to changes to pre-merger insurance reserves in the prior year and a decrease in rent expense related to rent abatements and the impact of COVID-19 on percentage rent obligations in the current year, which were partially offset by an increase in property insurance premiums.

General and Administrative

General and administrative expense decreased $4.1 million, or 9.1%, to $41.1 million for the year ended December 31, 2020, from $45.3 million for the year ended December 31, 2019.  The decrease in general and administrative expense was primarily attributable to the reversal of an accrued liability related to the settlement of a dispute with the National Retirement Fund of $1.8 million and a net decrease in other general and administrative expenses resulting from our response to COVID-19.
Interest Expense

The components of our interest expense for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	For the year ended December 31,
	2020	2019	$ Change	% Change
Senior Notes	$23,767	$23,793	$(26)	(0.1)%
Revolver and Term Loans	55,413	42,272	13,141	31.1%
Mortgage loans	16,949	20,754	(3,805)	(18.3)%
Amortization of deferred financing costs	4,416	4,100	316	7.7%
Undesignated interest rate swaps	(376)	376	(752)	—%
Total interest expense	$100,169	$91,295	$8,874	9.7%

Interest expense increased $8.9 million, or 9.7%, to $100.2 million for the year ended December 31, 2020, from $91.3 million for the year ended December 31, 2019.  The increase in interest expense was primarily attributable to the outstanding balance of $400.0 million on the Revolver, the entirety of which was incurred in March 2020, and an increase in pricing as a result of the amendments of the Revolver and Term Loans during the year ended December 31, 2020. The Revolver had no outstanding balance for the year ended December 31, 2019. These increases were partially offset by a decrease in interest expense related to refinancing transactions that occurred during the year ended December 31, 2019, and unrealized gains on certain discontinued cash flow hedges.

Gain (Loss) on Sale of Hotel Properties, net

During the year ended December 31, 2020, we sold one hotel property for a sales price of approximately $4.9 million. During the year ended December 31, 2019, we sold 47 hotel properties in five separate transactions for a total sales price of approximately $721.0 million. In connection with these transactions, we recorded a net gain on sale of $2.7 million and a net loss on sale of $9.3 million for the years ended December 31, 2020 and 2019, respectively.

Equity in Loss from Unconsolidated Joint Ventures

Equity in loss from unconsolidated joint ventures increased $6.8 million to a loss of $8.5 million for the year ended December 31, 2020 from a loss of $1.7 million for the year ended December 31, 2019. The increase was primarily attributable to the impact of COVID-19 and an impairment loss of $6.5 million related to one of our unconsolidated joint ventures during the year ended December 31, 2020. The impairment loss was related to the write down of our investment in this joint venture as we determined the property ground lease will terminate on October 31, 2021 and the property will revert to the ground lessor at that time. This was partially offset by the impact of a loss on the sale of certain assets in June 2019 by unconsolidated joint ventures that did not recur in 2020.

Income Taxes

As part of our structure, we own TRSs that are subject to U.S. federal and state income taxes. Income tax expense increased $55.7 million to a $52.0 million expense for the year ended December 31, 2020, from a $3.8 million benefit for the year ended December 31, 2019. The increase in income tax expense was primarily due to recording a valuation allowance on 100% of our deferred tax assets during the year ended December 31, 2020.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the years ended December 31, 2020 and 2019 (in thousands):

	For the year ended December 31,
	2020	2019
Net (loss) income	$(408,802)	$129,379
Preferred dividends	(25,115)	(25,115)
Preferred distributions - consolidated joint venture	—	(186)
Redemption of preferred equity - consolidated joint venture	—	(1,153)
Depreciation and amortization	194,168	211,584
Impairment loss	—	13,500
(Gain) loss on sale of hotel properties, net	(2,703)	9,300
Noncontrolling interest in consolidated joint ventures	2,327	289
Adjustments related to consolidated joint ventures (1)	(298)	(298)
Adjustments related to unconsolidated joint ventures (2)	8,299	4,379
FFO	(232,124)	341,679
Transaction costs	(158)	1,211
Loss on extinguishment of indebtedness, net	—	214
Amortization of share-based compensation	12,200	11,459
Non-cash income tax expense (benefit) (3)	51,486	(6,818)
Unrealized (gain) loss on discontinued cash flow hedges	(376)	394
Corporate and property-level severance (4)	8,653	—
Other (income) expenses (5)	(1,125)	2,144
Adjusted FFO	$(161,444)	$350,283

(1)Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint ventures.
(2)Includes our ownership interest in the depreciation and amortization expense, impairment loss, and loss on sale of the unconsolidated joint ventures.
(3)Includes non-cash income tax expense of $59.3 million for the year ended December 31, 2020 due to recording a valuation allowance on 100% of deferred tax assets.
(4)Includes corporate-level severance of $0.5 million and property-level severance of $8.2 million for the year ended December 31, 2020. Property-level severance for the year ended December 31, 2020 includes $6.7 million related to severance for associates at our New York City hotels operating under collective bargaining agreements.
(5)Represents income and expenses outside of the normal course of operations, including debt modification costs, legal and other costs, non-cash changes to pre-merger insurance reserves, and hurricane-related costs that were not reimbursed by insurance. Other expenses for the year ended December 31, 2020 includes a benefit of $1.8 million due to the reversal of an accrued liability related to the settlement of the National Retirement Fund matter.

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

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the years ended December 31, 2020 and 2019 (in thousands):

	For the year ended December 31,
	2020	2019
Net (loss) income	$(408,802)	$129,379
Depreciation and amortization	194,168	211,584
Interest expense, net	95,932	82,575
Income tax expense (benefit)	51,970	(3,751)
Adjustments related to unconsolidated joint ventures (1)	2,237	2,799
EBITDA	(64,495)	422,586
(Gain) loss on sale of hotel properties, net	(2,703)	9,300
Impairment loss	—	13,500
Loss on sale of unconsolidated joint ventures (2)	—	2,075
Impairment loss of unconsolidated joint ventures (3)	6,546	—
EBITDAre	(60,652)	447,461
Transaction costs	(158)	1,211
Loss on extinguishment of indebtedness, net	—	214
Amortization of share-based compensation	12,200	11,459
Corporate and property-level severance (4)	8,653	—
Other (income) expenses (5)	(1,125)	2,144
Adjusted EBITDA	$(41,082)	$462,489

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint ventures.
(2)Includes our ownership interest in the loss on sale of the unconsolidated joint ventures associated with two resort hotel properties we owned in Myrtle Beach, SC.
(3)Includes our ownership interest in the impairment loss of one of our unconsolidated joint ventures.
(4)Includes corporate-level severance of $0.5 million and property-level severance of $8.2 million for the year ended December 31, 2020. Property-level severance for the year ended December 31, 2020 includes $6.7 million related to severance for associates at our New York City hotels operating under collective bargaining agreements.
(5)Represents income and expenses outside of the normal course of operations, including debt modification costs, legal and other costs, non-cash changes to pre-merger insurance reserves, and hurricane-related costs that were not reimbursed by insurance. Other expenses for the year ended December 31, 2020 includes a benefit of $1.8 million due to the reversal of an accrued liability related to the settlement of the National Retirement Fund matter.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of the funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards;

•operating lease obligations that mainly consist of ground lease agreements for 12 of our hotel properties;

•operating shortfalls in hotel properties where operations were suspended and hotels with low occupancy;

•interest expense and scheduled principal payments on outstanding indebtedness;

•distributions necessary to qualify for taxation as a REIT; and

•corporate and other general and administrative expenses.

We expect to meet our short-term liquidity requirements generally through the net cash provided by operations, existing cash balances, short-term borrowings under our Revolver, proceeds from the sale of hotel properties, proceeds from financings, and proceeds from public offerings of common shares.

Our long-term liquidity requirements consist primarily of the funds necessary to pay for costs of acquiring additional hotel properties, renovations and other capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, at maturity or otherwise.

Due to the COVID-19 pandemic and the effects of government and health official mandates to avoid nonessential travel, we continue to operate open hotels under aggressive operating cost containment plans, including significantly reduced staffing, elimination of non-essential amenities and services, and the closure of several floors and most food and beverage outlets. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. We believe the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak.

We can make no assurances that the assumptions used to estimate our liquidity requirements will remain accurate because the magnitude, duration and spread of the COVID-19 pandemic are uncertain. These uncertainties make it difficult to predict the impact on our business, financial condition or near- or longer-term financial or operational results with certainty.

We have taken further actions to improve our liquidity position, including capital expenditure and operating expense reductions, suspending ROI initiatives, and reducing dividend payments on our common shares.

As of December 31, 2020, we had $934.8 million of cash and cash equivalents and restricted cash reserves, including $400.0 million drawn from our $600.0 million Revolver.

During the year ended December 31, 2020, we entered into two amendments to our Revolver and unsecured Term Loans. Key terms of the most recent amendments include the following:

•Waiver of quarterly financial covenants through the fourth quarter of 2021 (the "covenant waiver period"), unless we satisfy the requirements for early termination of the covenant waiver period.

•After the end of the covenant waiver period, certain covenant thresholds have been modified through the first quarter of 2023.

•Covenant to maintain a minimum liquidity of $125.0 million through the end of the covenant waiver period.

•An increase in pricing until such time that certain requirements are met to revert back to the pre-amendments pricing grid.

•Imposition of certain restrictions during the covenant relief period including restrictions on share repurchases, dividend and distribution payments (with certain exceptions, including for the payment of a quarterly cash dividend of $0.01 per common share, the payment of a quarterly cash dividend of $0.4875 per Series A Preferred Share and other payments for purposes of maintaining REIT status).

•Addition of limitations on the incurrence of additional indebtedness, usage of proceeds from asset sales, investments and discretionary capital expenditures, in each case subject to various exceptions and requiring certain mandatory repayments, and a requirement to pledge the equity interests in certain subsidiaries that own unencumbered properties to secure the Revolver and Term Loans until such time that our leverage ratio is no greater than 6.50x for two consecutive quarters.

•We are permitted to make investments during the covenant relief period, including up to $200.0 million of hotel acquisitions, depending on the outstanding balance on the Revolver, and approximately $175.0 million of capital expenditures, depending on overall liquidity.

Based on these actions and our assumptions regarding the impact of the COVID-19 pandemic, we expect to have sufficient liquidity to satisfy our obligations over an extended period of time.

Sources and Uses of Cash

As of December 31, 2020, we had $934.8 million of cash, cash equivalents, and restricted cash reserves as compared to $927.2 million at December 31, 2019.

Cash flows from Operating Activities

The net cash flow used in operating activities totaled $168.7 million and the net cash flow provided by operating activities totaled $397.3 million for the years ended December 31, 2020 and 2019, respectively. The cash flows used in or provided by operating activities generally consist of the operating shortfalls as a result of our hotels operating in the current low demand environment due to the impact of the COVID-19 pandemic, cash paid for corporate expenses and other working capital changes. Cash flow from operating activities for the year ended December 31, 2019 included a one-time termination payment of $35.0 million from Wyndham. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2020 and 2019.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $66.7 million for the year ended December 31, 2020 primarily due to $73.3 million in routine capital improvements and additions to our hotel properties, partially offset by $5.2 million of net cash proceeds from the sale of a hotel property.

The net cash flow provided by investing activities totaled $530.4 million for the year ended December 31, 2019 primarily due to $685.9 million of net cash proceeds from the sale of hotel properties, partially offset by $157.4 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow provided by financing activities totaled $243.0 million for the year ended December 31, 2020 primarily due to $400.0 million in borrowings on our revolving credit facility. This was offset by $86.5 million in distributions to shareholders and unitholders, $64.2 million paid to repurchase common shares, $4.1 million in deferred financing cost payments, and $3.4 million in scheduled mortgage loan principal payments.

The net cash flow used in financing activities totaled $385.4 million for the year ended December 31, 2019 primarily due to $254.6 million in distributions to shareholders and unitholders, $79.6 million paid to repurchase common shares, a payment of $45.6 million to redeem the preferred equity in a consolidated joint venture, and $10.1 million in deferred financing cost payments.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2020, approximately $29.9 million was held in FF&E reserve accounts for future capital expenditures. In addition, due to the effects of the COVID-19 pandemic on our operations, we have worked with the brands, third-party managers, and lenders to allow the use of available restricted cash reserves to cover operating shortfalls at certain hotels.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. We consider our accounting policies over investment in hotel properties and revenue recognition to be our critical accounting policies. See Note 2 to our consolidated financial statements for further descriptions of such accounting policies. We have set forth below the accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances.

Impairment

We assess the carrying value of our investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  The recoverability is measured by comparing the carrying amount to the projected undiscounted future cash flows expected to be generated from the operations and the eventual disposition of the hotel properties over the estimated hold period, which take into account current market conditions and our intent with respect to holding or disposing of the hotel properties.  If our analysis indicates that the carrying value is not recoverable on a projected undiscounted cash flow basis, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The determination of fair value is subjective and is based in part on assumptions and estimates that could differ materially from actual results in future periods. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general, including discount rates, sales proceeds in the reversion year, average daily rates, occupancy rates, operating expenses and capital expenditures, and our intent with respect to holding or disposing of the underlying hotel properties. Fair value may also be based on assumptions including, but not limited to, room revenue multiples and comparable sales adjusted for capital expenditures, if necessary.

Purchase Price Allocation

Our acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment, and inventory. We allocate the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. We estimate the fair values of the assets acquired and the liabilities assumed by using a combination of the market, cost and income approaches. We determine the fair value by using market data and independent appraisals available to us and making numerous estimates and assumptions, such as estimates of future income growth, capitalization rates, discount rates, capital expenditures and cash flow projections at the respective hotel properties. The determination of fair value is subjective and is based in part on assumptions and estimates that could differ materially from actual results in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2020, we had approximately $2.0 billion of total variable rate debt outstanding (or 76.0% of total indebtedness) with a weighted-average interest rate of 3.72% per annum.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. We have entered into derivative financial instruments such as interest rate swaps to mitigate our interest rate risk or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. After taking into consideration the effect of interest rate swaps, 81.3% of our total indebtedness was fixed or effectively fixed. Excluding the $400.0 million outstanding balance on our revolving credit facility and taking into consideration the effect of interest rate swaps, 97% of our total indebtedness was fixed or effectively fixed. As of December 31, 2020, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by less than $5.8 million annually, taking into account our existing contractual hedging arrangements.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2020, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2021	2022	2023	2024	2025	Total
Fixed rate debt (1)	$3,279	$140,386	$—	$—	$474,888	$618,553
Weighted-average interest rate	5.01%	5.01%	—%	—%	6.00%	5.77%
Variable rate debt (1)	$—	$350,000	$625,000	$581,000	$400,000	$1,956,000
Weighted-average interest rate (2)	—%	2.68%	4.73%	2.85%	3.92%	3.72%
Total (3)	$3,279	$490,386	$625,000	$581,000	$874,888	$2,574,553

(1)Excludes $6.7 million and $2.4 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.
(2)The weighted-average interest rate gives effect to interest rate swaps, as applicable.
(3)Excludes a total of $22.3 million related to fair value adjustments on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements.  As of December 31, 2020, the estimated fair value of our fixed rate debt was $628.0 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remained constant, we expect the fair value of our debt would decrease by approximately $2.4 million.

Item 8.    Financial Statements and Supplementary Data

Refer to the Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, the Company's disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                     Other information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2020, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:
(1)   Financial Statements — Refer to the Index to Financial Statements on page F-1
(2)   Financial Statement Schedules — The following financial statement schedule is included herein on pages F-40 through F-44:
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

4.7*	Description of Registered Securities
10.1	Amended and Restated Agreement of Limited Partnership, dated May 13, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

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

10.9	RLJ Lodging Trust 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-203947) filed on May 7, 2015)
10.10	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on May 5, 2011)
10.11	Form of Restricted Share Agreement for Trustees (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on May 5, 2011)
10.12	Form of Non-Qualified Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on April 13, 2011)
10.13	Form of Share Units Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11/A (File. No. 333-172011) filed on April 13, 2011)
10.14
Employment Agreement, dated as of May 14, 2015, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Robert L. Johnson (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 20, 2015)

10.15
Employment Agreement, dated as of February 14, 2020 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 20, 2020)

10.16
Employment Agreement, dated as of July 16, 2018, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., and Sean Mahoney (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 20, 2018).

10.17
Third Amended and Restated Credit Agreement, dated as of December 18, 2019, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 19, 2019)

10.18
Third Amendment and Restated Guaranty, dated as of December 18, 2019, by and among RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto and Wells Fargo Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 19, 2019)

10.19
First Amendment to Third Amended and Restated Credit Agreement, dated as of June 24, 2020, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2020)

10.20
Second Amendment to Third Amended and Restated Credit Agreement, dated as of December 10, 2020, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2020)

10.21
Term Loan Agreement, dated as of November 20, 2012, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Capital One, N.A., as Documentation Agent, Raymond James, as Managing Agent, Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.22
First Amendment to Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.23
Second Amendment to Term Loan Agreement, dated as of June 1, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.24
Third Amendment to Term Loan Agreement, dated as of November 12, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.25
Fourth Amendment to Term Loan Agreement and First Amendment to Guaranty, dated as of April 22, 2016, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 28, 2016)

10.26
Fifth Amendment to Term Loan Agreement, dated August 31, 2017, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 1, 2017)

10.27
Sixth Amendment to Term Loan Agreement, dated January 25, 2018, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 31, 2018)

10.28
Seventh Amendment to Term Loan Agreement, dated as of December 18, 2019, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 19, 2019)

10.29
Eighth Amendment to Term Loan Agreement, dated as of June 24, 2020, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 29, 2020)

10.30
Ninth Amendment to Term Loan Agreement, dated as of December 10, 2020, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 14, 2020)

10.31
Additional Lender Supplement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.32
Guaranty, dated as of November 20, 2012, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.33
Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Compass Bank, an Alabama Banking Corporation, and U.S. Bank National Association, as Documentation Agents, and Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.34
Guaranty, dated as of August 27, 2013, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.35
First Amendment to Term Loan Agreement, dated as of June 1, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.36
Second Amendment to Term Loan Agreement, dated as of November 12, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.37
Additional Term Loan Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2014)

10.38
Additional Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 25, 2014)

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
_______________________________________________________________________________
 *Filed herewith

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2021.

RLJ LODGING TRUST
By:	/s/ LESLIE D. HALE
Leslie D. Hale President and Chief Executive Officer and Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. JOHNSON	Executive Chairman and Trustee	February 26, 2021
Robert L. Johnson
/s/ LESLIE D. HALE	President and Chief Executive Officer and Trustee (Principal Executive Officer)	February 26, 2021
Leslie D. Hale
/s/ SEAN M. MAHONEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Sean M. Mahoney
/s/ CHRISTOPHER A. GORMSEN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Christopher A. Gormsen
/s/ EVAN BAYH	Trustee	February 26, 2021
Evan Bayh
/s/ ARTHUR R. COLLINS	Trustee	February 26, 2021
Arthur R. Collins
/s/ NATHANIEL A. DAVIS	Trustee	February 26, 2021
Nathaniel A. Davis
/s/ PATRICIA L. GIBSON	Trustee	February 26, 2021
Patricia L. Gibson
/s/ ROBERT M. LA FORGIA	Trustee	February 26, 2021
Robert M. La Forgia
/s/ ROBERT J. MCCARTHY	Trustee	February 26, 2021
Robert J. McCarthy
/s/ GLENDA G. MCNEAL	Trustee	February 26, 2021
Glenda G. McNeal

Item 8.         Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of RLJ Lodging Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RLJ Lodging Trust and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive (loss) income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Investments in Hotel Properties

As described in Notes 2 and 3 to the consolidated financial statements, management assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. As of December 31, 2020, investments in hotel properties totaled $4.5 billion and for the year ended December 31, 2020 there were no impairment losses. Hotel property recoverability is measured by comparing the carrying amount to management’s projected undiscounted future cash flows expected to be generated from the operations and the eventual disposition of the hotel properties over the estimated hold period, which takes into account current market conditions and management’s intent with respect to holding or disposing of the hotel properties. If management’s analysis indicates that the carrying value is not recoverable on a projected undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The projected undiscounted future cash flows include assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general, including sales proceeds in the reversion year, average daily rates, occupancy rates, operating expenses and capital expenditures, and management’s intent with respect to holding or disposing of the underlying hotel properties.

The principal considerations for our determination that performing procedures relating to the impairment assessment of investments in hotel properties is a critical audit matter are (i) the significant judgments used by management to identify events or changes in circumstances indicating that the carrying amounts may not be recoverable and to develop the projected undiscounted future cash flows; and (ii) a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to management’s identification of events or changes in circumstances indicating that the carrying amounts may not be recoverable and to the aforementioned significant assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment of investments in hotel properties, including controls over the identification of events or changes in circumstances indicating that the carrying amounts may not be recoverable and the development of projected undiscounted future cash flows. These procedures also included, among others, testing management’s process for identifying investments in hotel properties to be evaluated for impairment and developing the projected undiscounted future cash flows. Testing management’s process included (i) evaluating the appropriateness of the projected undiscounted future cash flow model; (ii) testing the completeness and accuracy of underlying data used in the model; and (iii) evaluating the reasonableness of the significant assumptions related to sales proceeds in the reversion year, average daily rates, occupancy rates, operating expenses and capital expenditures, and management’s intent with respect to holding or disposing of the hotel properties. Evaluating the reasonableness of the significant assumptions involved considering (i) the current and past performance of the hotel properties; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia February 26, 2021

We have served as the Company’s auditor since 2001.

RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Investment in hotel properties, net	$4,486,416	$4,614,966
Investment in unconsolidated joint ventures	6,798	15,171
Cash and cash equivalents	899,813	882,474
Restricted cash reserves	34,977	44,686
Hotel and other receivables, net of allowance of $292 and $251, respectively	13,346	39,762
Lease right-of-use assets	142,989	144,358
Deferred income tax asset, net	—	51,447
Prepaid expense and other assets	32,833	58,536
Total assets	$5,617,172	$5,851,400
Liabilities and Equity
Debt, net	$2,587,731	$2,195,707
Accounts payable and other liabilities	172,325	183,408
Advance deposits and deferred revenue	32,177	57,459
Lease liabilities	122,593	121,154
Accrued interest	6,206	3,024
Distributions payable	8,752	64,165
Total liabilities	2,929,784	2,624,917

Commitments and Contingencies (Note 10)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at December 31, 2020 and 2019	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 165,002,752 and 169,852,246 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,650	1,699
Additional paid-in capital	3,077,142	3,127,982
Accumulated other comprehensive loss	(69,050)	(19,514)
Distributions in excess of net earnings	(710,161)	(274,769)
Total shareholders’ equity	2,666,517	3,202,334
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	13,002	14,065
Noncontrolling interest in the Operating Partnership	7,869	10,084
Total noncontrolling interest	20,871	24,149
Total equity	2,687,388	3,226,483
Total liabilities and equity	$5,617,172	$5,851,400

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2020	2019	2018
Revenues
Operating revenues
Room revenue	$397,754	$1,317,085	$1,473,047
Food and beverage revenue	40,384	177,499	205,518
Other revenue	34,949	71,608	82,659
Total revenues	473,087	1,566,192	1,761,224
Expenses
Operating expenses
Room expense	124,063	329,077	364,820
Food and beverage expense	35,220	134,206	157,156
Management and franchise fee expense	21,057	120,797	138,143
Other operating expense	211,216	373,130	417,110
Total property operating expenses	391,556	957,210	1,077,229
Depreciation and amortization	194,168	211,584	241,641
Impairment loss	—	13,500	—
Property tax, insurance and other	103,470	119,287	135,059
General and administrative	41,141	45,252	49,195
Transaction costs	(158)	1,211	2,057
Total operating expenses	730,177	1,348,044	1,505,181
Other income	1,941	1,242	2,791
Interest income	4,237	8,720	4,891
Interest expense	(100,169)	(91,295)	(101,643)
Gain (loss) on sale of hotel properties, net	2,703	(9,300)	30,941
(Loss) gain on extinguishment of indebtedness, net	—	(214)	5,996
(Loss) income before equity in (loss) income from unconsolidated joint ventures	(348,378)	127,301	199,019
Equity in (loss) income from unconsolidated joint ventures	(8,454)	(1,673)	636
(Loss) income before income tax (expense) benefit	(356,832)	125,628	199,655
Income tax (expense) benefit	(51,970)	3,751	(8,793)
Net (loss) income	(408,802)	129,379	190,862
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	2,327	289	(17)
Noncontrolling interest in the Operating Partnership	2,034	(487)	(719)
Preferred distributions - consolidated joint venture	—	(186)	(1,483)
Redemption of preferred equity - consolidated joint venture	—	(1,153)	—
Net (loss) income attributable to RLJ	(404,441)	127,842	188,643
Preferred dividends	(25,115)	(25,115)	(25,115)
Net (loss) income attributable to common shareholders	$(429,556)	$102,727	$163,528

Basic per common share data:
Net (loss) income per share attributable to common shareholders	$(2.61)	$0.59	$0.93
Weighted-average number of common shares	164,503,661	171,287,086	174,225,130

Diluted per common share data:
Net (loss) income per share attributable to common shareholders	$(2.61)	$0.59	$0.93
Weighted-average number of common shares	164,503,661	171,388,476	174,316,405

Comprehensive (loss) income:
Net (loss) income	$(408,802)	$129,379	$190,862
Unrealized (loss) gain on interest rate derivatives	(49,536)	(33,459)	7,349
Reclassification of unrealized gain on discontinued interest rate derivatives to interest expense	—	(2,250)	—
Comprehensive (loss) income	(458,338)	93,670	198,211
Comprehensive loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	2,327	289	(17)
Noncontrolling interest in the Operating Partnership	2,034	(487)	(719)
Preferred distributions - consolidated joint venture	—	(186)	(1,483)
Comprehensive (loss) income attributable to RLJ	$(453,977)	$93,286	$195,992

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

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Operating Partnership	Consolidated Joint Ventures	Preferred Equity in a Consolidated Joint Venture	Total Equity
Balance at December 31, 2018	12,879,475	$366,936	174,019,616	$1,740	$3,195,381	$(150,476)	$16,195	$10,827	$11,908	$44,430	$3,496,941
Net income (loss)	—	—	—	—	—	127,842	—	487	(289)	1,339	129,379
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(33,459)	—	—	—	(33,459)
Reclassification of unrealized gain on discontinued cash flow hedges to interest expense							(2,250)				(2,250)
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(9)	—	—	(9)
Issuance of restricted stock	—	—	530,436	5	(5)	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	12,196	—	—	—	—	—	12,196
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(103,741)	(1)	(1,801)	—	—	—	—	—	(1,802)
Shares acquired as part of a share repurchase program	—	—	(4,575,170)	(45)	(77,789)	—	—	—	—	—	(77,834)
Forfeiture of restricted stock	—	—	(18,895)	—	—	—	—	—	—	—	—
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	2,446	—	2,446
Distributions on preferred shares	—	—	—	—	—	(25,115)	—	—	—	—	(25,115)
Distributions on common shares and units	—	—	—	—	—	(227,020)	—	(1,221)	—	—	(228,241)
Preferred distributions - consolidated joint venture	—	—	—	—	—	—	—	—	—	(186)	(186)
Redemption of preferred equity - consolidated joint venture	—	—	—	—	—	—	—	—	—	(45,583)	(45,583)
Balance at December 31, 2019	12,879,475	$366,936	169,852,246	$1,699	$3,127,982	$(274,769)	$(19,514)	$10,084	$14,065	$—	$3,226,483

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2019	12,879,475	$366,936	169,852,246	$1,699	$3,127,982	$(274,769)	$(19,514)	$10,084	$14,065	$3,226,483
Net loss	—	—	—	—	—	(404,441)	—	(2,034)	(2,327)	(408,802)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(49,536)	—	—	(49,536)
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(8)	—	(8)
Issuance of restricted stock	—	—	801,463	8	(8)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	13,356	—	—	—	—	13,356
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(152,629)	(2)	(1,639)	—	—	—	—	(1,641)
Shares acquired as part of a share repurchase program	—	—	(5,489,335)	(55)	(62,549)	—	—	—	—	(62,604)
Forfeiture of restricted stock	—	—	(8,993)	—	—	—	—	—	—	—
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	1,264	1,264
Distributions on preferred shares	—	—	—	—	—	(25,115)	—	—	—	(25,115)
Distributions on common shares and units	—	—	—	—	—	(5,836)	—	(173)	—	(6,009)
Balance at December 31, 2020	12,879,475	$366,936	165,002,752	$1,650	$3,077,142	$(710,161)	$(69,050)	$7,869	$13,002	$2,687,388

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(408,802)	$129,379	$190,862
Adjustments to reconcile net (loss) income to cash flow (used in) provided by operating activities:
(Gain) loss on sale of hotel properties, net	(2,703)	9,300	(30,941)
Loss (gain) on extinguishment of indebtedness, net	—	214	(5,996)
Depreciation and amortization	194,168	211,584	241,641
Amortization of deferred financing costs	4,416	4,100	3,504
Other amortization	(2,404)	(2,055)	(3,081)
Unrealized (gain) loss on discontinued cash flow hedges	(376)	376	—
Equity in loss (income) from unconsolidated joint ventures	8,454	1,673	(636)
Distributions of income from unconsolidated joint ventures	—	1,964	2,591
Impairment loss	—	13,500	—
Amortization of share-based compensation	12,396	11,459	12,251
Deferred income taxes	51,447	(6,818)	8,384
Changes in assets and liabilities:
Hotel and other receivables, net	26,409	8,813	5,580
Prepaid expense and other assets	19,178	(6,335)	351
Accounts payable and other liabilities	(48,791)	(10,706)	(20,590)
Advance deposits and deferred revenue	(25,282)	35,766	82
Accrued interest	3,182	(4,889)	(9,168)
Net cash flow (used in) provided by operating activities	(168,708)	397,325	394,834
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	5,169	685,870	475,063
Improvements and additions to hotel properties	(73,337)	(157,354)	(197,599)
Contributions to unconsolidated joint ventures	(100)	(603)	(350)
Distributions from unconsolidated joint ventures in excess of earnings	1,576	2,499	—
Net cash flow (used in) provided by investing activities	(66,692)	530,412	277,114
Cash flows from financing activities
Borrowings under Revolver	400,000	140,000	300,000
Repayments under Revolver	—	(140,000)	(300,000)
Redemption of senior notes	—	(112)	(539,026)
Proceeds from mortgage loans	—	381,000	—
Scheduled mortgage loan principal payments	(3,376)	(3,979)	(6,335)
Repayments of mortgage loans	—	(374,500)	(113,137)
Repurchase of common shares under a share repurchase program	(62,604)	(77,834)	(21,814)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,641)	(1,802)	(3,585)
Distributions on preferred shares	(25,116)	(25,115)	(25,115)
Distributions on common shares	(61,000)	(228,287)	(231,188)
Distributions on Operating Partnership units	(428)	(1,230)	(1,050)
Payments of deferred financing costs	(4,069)	(10,111)	(3,640)
Preferred distributions - consolidated joint venture	—	(312)	(1,483)
Redemption of preferred equity - consolidated joint venture	—	(45,583)	—
Contributions from consolidated joint venture partners	1,264	2,446	191
Net cash flow provided by (used in) financing activities	243,030	(385,419)	(946,182)
Net change in cash, cash equivalents, and restricted cash reserves	7,630	542,318	(274,234)
Cash, cash equivalents, and restricted cash reserves, beginning of year	927,160	384,842	659,076
Cash, cash equivalents, and restricted cash reserves, end of year	$934,790	$927,160	$384,842

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2020, there were 165,775,045 units of limited partnership interest in the Operating Partnership (“OP units”) outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of December 31, 2020, the Company owned 103 hotel properties with approximately 22,700 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 99 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95.0% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 101 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotels in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 102 of the 103 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

COVID-19

The global outbreak of a novel strain of coronavirus (COVID-19) and the public health measures that have been undertaken in response have had, and will likely continue to have, a material adverse impact on the Company's financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak and vaccination distribution. Since the extent to which the COVID-19 pandemic will continue to impact our operations will depend on future developments that are highly uncertain, the Company cannot estimate the impact on its business, financial condition or near- or longer-term financial or operational results with reasonable certainty.

Given the impact on lodging demand, the Company has taken various actions to help mitigate the effects of the COVID-19 pandemic on its operating results and to preserve liquidity. Operational measures the Company has taken include:

•Suspension of Hotel Operations: The Company had previously announced the suspension of operations at 57 of its hotel properties. As government mandated stay-in-place restrictions were lifted, the Company developed a framework to open the suspended hotels. The Company has reopened 50 of its hotel properties as of December 31, 2020, and subsequent to the end of the year has reopened 2 hotel properties. The Company continues to evaluate reopening the remaining 5 suspended hotel properties based on market conditions. The remaining suspended hotel properties are generally located within the central business districts of New York City and San Francisco, or are part of a cluster where the Company owns multiple hotels in the same immediate area. In the markets where stay-in-place restrictions are reinstated, the Company would consider temporarily re-suspending hotel operations where demand is inadequate.

•Cost Containment Initiatives:  The Company continues to operate with reduced operating expenses by implementing stringent operational cost containment measures. These measures include significantly reduced staffing, reduced energy costs, elimination of non-essential amenities and services and the closure of several floors and most food and beverage outlets at properties that remain open.

•Capital Investment Reduction:  The Company reduced its 2020 capital expenditure program by deferring all capital investments, other than completing projects that were substantially underway and nearing completion.

•Return on Investment ("ROI") Project Suspensions:  The Company suspended most of the 2020 ROI projects.

In addition, the Company has taken aggressive actions to increase liquidity and preserve cash at the corporate level including:

•Common Stock Dividend:  The Company’s board of trustees authorized the first, second, third and fourth quarter common cash dividends of $0.01 per common share, which reflects a significant reduction compared to the Company's dividend payout prior to the COVID-19 pandemic.

•Share Repurchase: The Company suspended all repurchases of its common shares and Series A Preferred Shares (defined below), as applicable.
•Increased Liquidity: The Company enhanced its liquidity position by drawing $400.0 million on its $600.0 million revolving credit facility. As of December 31, 2020, the Company had approximately $934.8 million of cash and cash equivalents and restricted cash reserves.

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

The Company assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the projected undiscounted future cash flows expected to be generated from the operations and the eventual disposition of the hotel properties over the estimated hold period, which take into account current market conditions and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on a projected undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general, including discount rates, sales proceeds in the reversion year, average daily rates, occupancy rates, operating expenses and capital expenditures, and the Company's intent with respect to holding or disposing of the underlying hotel properties. Fair value may also be based on assumptions including, but not limited to, room revenue multiples and comparable sales adjusted for capital expenditures, if necessary.

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

Deferred Financing Costs

Deferred financing costs are the costs incurred to obtain long-term financing. The deferred financing costs are recorded at cost and are amortized using the straight-line method, which approximates the effective interest method, over the respective term of the financing agreement and are included as a component of interest expense in the consolidated statements of operations and comprehensive income. The Company expenses unamortized deferred financing costs when the associated financing agreement is refinanced or repaid before the maturity date, unless certain criteria are met that would allow for the carryover of such costs to the refinanced agreement. The Company presents the deferred financing costs for its Term Loans (as defined in Note 7) and mortgage loans on the balance sheet as a direct deduction from the carrying amount of the respective debt liability, which is included in debt, net, in the accompanying consolidated balance sheets. The Company presents the deferred financing costs for its unsecured revolving credit facility (the "Revolver") on the balance sheet as an asset, which is included in prepaid expense and other assets in the accompanying consolidated balance sheets.

For the years ended December 31, 2020, 2019 and 2018, approximately $4.4 million, $4.1 million and $3.5 million, respectively, of amortization expense was recorded as a component of interest expense in the consolidated statements of operations and comprehensive income.

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

Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective transition approach. This ASU provides the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The comparative historical periods will be presented in accordance with ASC 840, Leases.

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

As of December 31, 2020 and 2019, the Company consolidated the Operating Partnership, which has a 0.5% third-party ownership interest. The third-party ownership interest is included in the noncontrolling interest in the Operating Partnership in the equity section of the consolidated balance sheets. The portion of the income and losses associated with the third-party ownership interest are included in the noncontrolling interest in the Operating Partnership in the consolidated statements of operations and comprehensive income.

As of December 31, 2020 and 2019, the Company consolidated the joint venture that owns the DoubleTree Metropolitan Hotel New York City hotel property; this joint venture has a 1.7% third-party ownership interest in the joint venture. The Company also consolidated the joint venture that owns The Knickerbocker hotel property; this joint venture has a 5% third-party ownership interest in the joint venture. In addition, the Company consolidated the operating lessee of the Embassy Suites Secaucus - Meadowlands hotel property through its 51% controlling financial interest in the operating lessee of the joint venture; this joint venture has a 49% third-party ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures in the equity section of the consolidated balance sheets. The income and losses associated with the third-party ownership interest are included in the noncontrolling interest in consolidated joint ventures in the consolidated statements of operations and comprehensive income.

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

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Land and improvements	$1,089,597	$1,088,436
Buildings and improvements	4,084,712	4,039,012
Furniture, fixtures and equipment	697,404	685,699
	5,871,713	5,813,147
Accumulated depreciation	(1,385,297)	(1,198,181)
Investment in hotel properties, net	$4,486,416	$4,614,966

For the years ended December 31, 2020, 2019 and 2018, the Company recognized depreciation expense related to its investment in hotel properties of approximately $193.3 million, $209.6 million and $233.8 million, respectively.

Impairment

During year ended December 31, 2019, the Company recorded an impairment loss of $13.5 million related to two hotel properties. The Company evaluated the recoverability of the carrying value of the hotels due to adverse changes in the operating performance of the hotels. Based on an analysis of the estimated undiscounted net cash flows, the Company concluded that the carrying value of the hotels was not recoverable. The Company estimated the fair value of the hotels using a weighted valuation approach considering room revenue multiples and comparable sales adjusted for capital expenditures. The valuation approach included significant unobservable inputs, including revenue growth projections and prevailing market multiples, from third party sources. There were no impairment losses recorded during the years ended December 31, 2020 and December 31, 2018.

4. Investment in Unconsolidated Joint Ventures

As of December 31, 2020 and 2019, the Company owned 50% interests in joint ventures that owned two hotel properties. During the year ended December 31, 2020, one of the unconsolidated joint ventures did not exercise its right to extend the term of the ground lease. Accordingly the ground lease will terminate on October 31, 2021 and the property will revert to the ground lessor at that time. As a result, the Company recorded an impairment loss of $6.5 million to write down the Company's investment in this joint venture, which is included in equity in (loss) income of unconsolidated entities in the accompanying consolidated statements of operations.

During the year ended December 31, 2019, the Company sold two hotels located in Myrtle Beach, South Carolina. In addition, the joint ventures that were associated with these two hotels sold their assets. The Company had owned 50% interests in these joint ventures. The Company recorded a loss of $2.1 million as a result of the joint ventures' sale of their assets, which is included in equity in (loss) income of unconsolidated entities in the accompanying consolidated statements of operations. Refer to Note 5, Sale of Hotel Properties, for more information regarding the sale of the hotels.

The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in (loss) income from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of December 31, 2020 and 2019, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	December 31, 2020	December 31, 2019
Equity basis of the joint venture investments	$(6,687)	$(4,236)
Cost of the joint venture investments in excess of the joint venture book value	13,485	19,407
Investment in unconsolidated joint ventures	$6,798	$15,171

The following table summarizes the components of the Company's equity in income from unconsolidated joint ventures (in thousands):

	For the year ended December 31,
	2020	2019	2018
Operating (loss) income	$(913)	$1,667	$2,105
Depreciation of cost in excess of book value	(995)	(1,265)	(1,469)
Impairment loss	(6,546)	—	—
Loss on sale	—	(2,075)	—
Equity in (loss) income from unconsolidated joint ventures	$(8,454)	$(1,673)	$636

5. Sale of Hotel Properties

In connection with the sale of hotel properties for the years ended December 31, 2020, 2019, and 2018, the Company recorded a gain of $2.7 million, a loss of $9.3 million, and a gain of $30.9 million, respectively.

During the year ended December 31, 2020, the Company sold one hotel property for a sales price of approximately $4.9 million.

The following table discloses the hotel property that was sold during the year ended December 31, 2020:

Hotel Property Name	Location	Sale Date	Rooms
Residence Inn Houston Sugarland	Stafford, TX	December 1, 2020	78
		Total	78

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

The following table discloses the hotel properties that were sold during the year ended December 31, 2018:

Hotel Property Name	Location	Sale Date	Rooms
Embassy Suites Boston Marlborough	Marlborough, MA	February 21, 2018	229
Sheraton Philadelphia Society Hill Hotel	Philadelphia, PA	March 27, 2018	364
Embassy Suites Napa Valley	Napa, CA	July 13, 2018	205
DoubleTree Hotel Columbia	Columbia, MD	August 7, 2018	152
The Vinoy Renaissance St. Petersburg Resort & Golf Club	St. Petersburg, FL	August 28, 2018	362
DoubleTree by Hilton Burlington Vermont	Burlington, VT	September 27, 2018	309
Holiday Inn San Francisco - Fisherman's Wharf	San Francisco, CA	October 15, 2018	585
		Total	2,206

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the year ended December 31, 2020
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$52,213	$7,058	$4,359	$63,630
Southern California	53,814	4,013	5,590	63,417
Northern California	51,107	4,160	3,204	58,471
Chicago	24,267	4,187	1,193	29,647
New York City	25,292	2,189	1,231	28,712
Houston	19,401	827	1,931	22,159
Washington, DC	17,843	416	1,220	19,479
Denver	12,285	2,948	864	16,097
Charleston	12,661	2,145	1,188	15,994
Pittsburgh	13,815	1,481	631	15,927
Other	115,056	10,960	13,538	139,554
Total	$397,754	$40,384	$34,949	$473,087

	For the year ended December 31, 2019
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$201,667	$19,752	$5,875	$227,294
Southern California	126,959	15,306	10,030	152,295
New York City	130,702	16,410	4,759	151,871
South Florida	117,252	19,720	8,112	145,084
Austin	76,438	9,453	3,772	89,663
Chicago	70,469	13,102	2,139	85,710
Denver	55,063	12,224	1,351	68,638
Houston	55,955	3,763	4,355	64,073
Washington, DC	59,257	1,703	2,343	63,303
Louisville	40,627	18,246	2,373	61,246
Other	382,696	47,820	26,499	457,015
Total	$1,317,085	$177,499	$71,608	$1,566,192

	For the year ended December 31, 2018
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$233,394	$20,872	$7,572	$261,838
South Florida	133,527	20,547	7,272	161,346
Southern California	129,634	16,662	8,846	155,142
New York City	133,728	16,633	4,197	154,558
Austin	84,183	9,382	3,662	97,227
Chicago	73,497	13,106	2,029	88,632
Denver	69,603	12,596	1,291	83,490
Washington, DC	66,130	2,460	2,370	70,960
Houston	61,811	3,789	4,337	69,937
Tampa	38,169	17,296	9,108	64,573
Other	449,371	72,175	31,975	553,521
Total	$1,473,047	$205,518	$82,659	$1,761,224
7. Debt

The Company's debt consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Senior Notes	$495,759	$500,484
Revolver	400,000	—
Term Loans, net	1,168,304	1,168,793
Mortgage loans, net	523,668	526,430
Debt, net	$2,587,731	$2,195,707

Senior Notes

The Company's senior unsecured notes are referred to as the "Senior Notes". The Company's Senior Notes consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate	Maturity Date	December 31, 2020	December 31, 2019
Senior unsecured notes (1) (2) (3)	6.00%	June 2025	$495,759	$500,484

(1)Requires payments of interest only through maturity.
(2)The senior unsecured notes include $20.9 million and $25.6 million at December 31, 2020 and 2019, respectively, related to acquisition related fair value adjustments on the Senior Notes.
(3)The Company has the option to redeem the senior unsecured notes at a price of 103.0% of face value.

If an event of default under the indenture governing the Senior Notes exists, the Company is not permitted to (i) incur additional indebtedness, except to refinance maturing debt with replacement debt, as defined under our indentures; (ii) pay dividends in excess of the minimum distributions required to qualify as a REIT; (iii) repurchase capital stock; or (iv) merge. The Senior Notes are subject to a maximum unsecured leverage maintenance covenant, which is based on asset value that is calculated at historical cost.

In addition, the Senior Notes are subject to various incurrence covenants that limit the ability of the Company's subsidiary, FelCor Lodging Limited Partnership ("Felcor LP"), to incur additional debt if these covenants are violated. Failure to meet these incurrence covenants thresholds does not, in and of itself, constitute an event of default under the Senior Notes indenture. As of December 31, 2020, the Company was in compliance with all covenants except the interest coverage ratio, which, as a result, currently prohibits FelCor LP from incurring additional debt.

As of December 31, 2019, the Company was in compliance with all financial covenants.

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

•$150.0 million term loan with a scheduled maturity date of January 22, 2022 (the "$150 Million Term Loan Maturing 2022");

•$400.0 million term loan with a scheduled maturity date of January 25, 2023 (the "$400 Million Term Loan Maturing 2023");

•$225.0 million term loan with a scheduled maturity date of January 25, 2023 (the "$225 Million Term Loan Maturing 2023"); and

•$400.0 million term loan with a scheduled maturity date of May 18, 2025 (the "$400 Million Term Loan Maturing 2025").

The $150 Million Term Loan Maturing 2022, the $400 Million Term Loan Maturing 2023, the $225 Million Term Loan Maturing 2023, and the $400 Million Term Loan Maturing 2025 are collectively the "Term Loans".  The credit agreements contain certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, maximum secured indebtedness, maximum unencumbered leverage ratio and minimum unsecured interest coverage ratio.  If an event of default exists, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of December 31, 2019, the Company was in compliance with all financial covenants. As of December 31, 2020, the Company was not required to comply with certain financial covenants, as described below.

The borrowings under the Revolver and Term Loans bear interest at variable rates equal to the London InterBank Offered Rate (“LIBOR”) plus an applicable margin.  The margin ranges from 1.35% to 2.50%, depending on the Company’s leverage ratio, as calculated under the terms of each facility.  The Company incurs an unused facility fee on the Revolver of between 0.20% and 0.25%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of the outstanding borrowings.

 The Company's unsecured credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at December 31, 2020 (1)	Maturity Date	December 31, 2020	December 31, 2019
Revolver (2)	3.77%	May 2024	$400,000	$—
$150 Million Term Loan Maturing 2022	4.03%	January 2022	150,000	150,000
$400 Million Term Loan Maturing 2023	4.73%	January 2023	400,000	400,000
$225 Million Term Loan Maturing 2023	4.73%	January 2023	225,000	225,000
$400 Million Term Loan Maturing 2025	3.92%	May 2025	400,000	400,000
			1,575,000	1,175,000
Deferred financing costs, net (3)			(6,696)	(6,207)
Total Revolver and Term Loans, net			$1,568,304	$1,168,793

(1)Interest rate at December 31, 2020 gives effect to interest rate hedges.
(2)At December 31, 2020 and 2019, there was $200.0 million and $600.0 million of remaining capacity on the Revolver, respectively. The Company has the ability to further increase the total capacity on the Revolver to $750.0 million, subject to certain lender requirements. The Company also has the ability to extend the maturity date for an additional one year period ending May 2025 if certain conditions are satisfied.
(3)Excludes $4.1 million and $3.4 million as of December 31, 2020 and 2019, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

The Revolver and Term Loans are subject to various financial covenants. A summary of the most restrictive covenants is as follows:

	Covenant	Compliance
Leverage ratio (1)	≤ 7.00x	N/A (3)
Fixed charge coverage ratio (2)	≥ 1.50x	N/A (3)
Secured indebtedness ratio	≤ 45.0%	N/A (3)
Unencumbered indebtedness ratio	≤ 60.0%	N/A (3)
Unencumbered debt service coverage ratio	≥ 2.00x	N/A (3)
Maintain minimum liquidity level	≥ $125.0 million	Yes

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
(3)The Company is not currently required to comply with these covenants, as described below.

During the year ended December 31, 2020, the Company entered into two amendments to its Revolver and Term Loans. The amendments suspend the testing of all existing financial maintenance covenants under the Revolver and the Term Loan agreements for all periods through and including the fiscal quarter ending December 31, 2021 (the “Covenant Relief Period”). In addition, for periods following the Covenant Relief Period, the amendments modify the covenant thresholds for the leverage ratio and unencumbered debt service coverage ratio as follows:

•Increasing the maximum leverage ratio to 8.50x for the first two quarters following the Covenant Relief Period, 8.00x for the third and fourth quarters following the Covenant Relief Period, 7.50x for the fifth quarter following the Covenant Relief Period (such period, the "Leverage Relief Period"), and returning to 7.00x for the quarter ending June 30, 2023.

•Reducing the minimum unencumbered debt service coverage ratio to 1.65x for the first three quarters following the Covenant Relief Period.

•The Company is required to maintain a minimum liquidity level of $125.0 million.

Pursuant to the amendments and through the date that the financial statements are delivered for the quarter ending March 31, 2022 (the "Restriction Period"), the Company is subject to the following restrictions:

•The net cash proceeds from asset sales, equity issuances and incurrences of indebtedness will, subject to various exceptions, be required to be applied as a mandatory prepayment of certain amounts outstanding under the Revolver and the Term Loans.

•Additional negative covenants that limit the ability of the Company and its subsidiaries to incur additional indebtedness, make prepayments of other indebtedness, make dividends and distributions (with certain exceptions, including for the payment of a quarterly cash dividend of $0.01 per common share, the payment of a quarterly cash dividend on the Company’s Series A Cumulative Convertible Preferred Shares and other payments for purposes of maintaining REIT status) and stock repurchases. In addition, there are limitations on capital expenditures exceeding $175.0 million, and investments, including acquisitions or mergers, exceeding $200.0 million. All of these limitations are subject to various exceptions.

•Requirement to pledge the equity interests in certain subsidiaries that own unencumbered properties to secure the Revolver and Term Loans. The equity pledge requirement is also required to be satisfied following the Restriction Period until such time as the leverage ratio is no greater than 6.50x for two consecutive fiscal quarters (the "Covenant Relief Pledged Collateral Period").

•Extension of (1) the mandatory prepayment requirement applicable to dispositions of unencumbered properties through the end of the Covenant Relief Pledged Collateral Period and (2) the requirement to maintain a minimum liquidity level of $125.0 million through the end of the Leverage Relief Period.

The amendments further provide that, until the earlier of (1) April 1, 2023 or the day after the end of the fifth quarter immediately following the end of the Covenant Relief Period and (2) such time as the leverage ratio is less than or equal to 7.00x, borrowings under the Revolver and the Term Loan agreements will bear interest, at the Company's election, at a per annum rate of (i) in the case of the Revolver, (a) LIBOR plus a margin of 250 basis points or (b) a Base Rate, as defined in the credit agreement, plus a margin of 150 basis points, and (ii) in the case of each of the Term Loans, (a) LIBOR plus a margin of 240 basis points or (b) a Base Rate, as defined in the credit agreement, plus a margin of 140 basis points. The amendments also add a floor of 0.25% to the LIBOR interest rate determination, subject to certain exceptions, under both the Revolver and the Term Loan agreements.

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

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Principal balance at
	Number of Assets Encumbered	Interest Rate at December 31, 2020	Maturity Date		December 31, 2020	December 31, 2019
Mortgage loan (1)	7	1.66%	April 2022	(5)	$200,000	$200,000
Mortgage loan (2)	1	5.25%	June 2022		30,332	31,215
Mortgage loan (3)	3	4.95%	October 2022		86,775	89,299
Mortgage loan (4)	1	4.94%	October 2022		27,972	28,785
Mortgage loan (1)	4	1.74%	April 2024	(5)	85,000	85,000
Mortgage loan (1)	3	1.74%	April 2024	(5)	96,000	96,000
	19				526,079	530,299
Deferred financing costs, net					(2,411)	(3,869)
Total mortgage loans, net					$523,668	$526,430
(1)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(2)Includes $0.3 million and $0.5 million at December 31, 2020 and 2019, respectively, related to a fair value adjustment on a mortgage loan.
(3)Includes $0.9 million and $1.4 million at December 31, 2020 and 2019, respectively, related to fair value adjustments on the mortgage loans.
(4)Includes $0.3 million and $0.4 million at December 31, 2020 and 2019, respectively, related to a fair value adjustment on the mortgage loan.
(5)The mortgage loan provides two one year extension options.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. In addition, certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. At December 31, 2020, five mortgage loans failed to meet the DSCR threshold and were in a cash trap event. The Company was in compliance with all other maintenance covenants associated with the other mortgage loan at December 31, 2020 and 2019.

Interest Expense

 The components of the Company's interest expense consisted of the following (in thousands):

	For the year ended December 31,
	2020	2019	2018
Senior Notes	$23,767	$23,793	$28,428
Revolver and Term Loans	55,413	42,272	43,458
Mortgage loans	16,949	20,754	26,253
Amortization of deferred financing costs	4,416	4,100	3,504
Undesignated interest rate swaps	(376)	376	—
Total interest expense	$100,169	$91,295	$101,643

Future Minimum Principal Payments

As of December 31, 2020, the future minimum principal payments were as follows (in thousands):

2021	$3,279
2022	490,386
2023	625,000
2024	581,000
2025	874,888
Total (1)	$2,574,553

(1)Excludes a total of $22.3 million related to fair value adjustments on debt.

8. Derivatives and Hedging

The Company's interest rate swaps consisted of the following (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Swap-cash flow	1.15%	April 2021	$100,000	$100,000	$(398)	$607
Swap-cash flow	1.20%	April 2021	100,000	100,000	(418)	538
Swap-cash flow	2.15%	April 2021	75,000	75,000	(594)	(590)
Swap-cash flow	1.91%	April 2021	75,000	75,000	(523)	(337)
Swap-cash flow	1.61%	June 2021	50,000	50,000	(433)	(32)
Swap-cash flow	1.56%	June 2021	50,000	50,000	(416)	13
Swap-cash flow	1.71%	June 2021	50,000	50,000	(462)	(109)
Swap-cash flow	2.29%	December 2022	200,000	200,000	(9,044)	(4,587)
Swap-cash flow	2.29%	December 2022	125,000	125,000	(5,648)	(2,859)
Swap-cash flow	2.38%	December 2022	200,000	200,000	(9,436)	(5,155)
Swap-cash flow	2.38%	December 2022	100,000	100,000	(4,716)	(2,574)
Swap-cash flow	2.75%	November 2023	100,000	100,000	(7,635)	(3,590)
Swap-cash flow (1)	2.51%	December 2023	75,000	75,000	(5,284)	(2,120)
Swap-cash flow (1)	2.39%	December 2023	75,000	75,000	(5,012)	(1,858)
Swap-cash flow	1.35%	September 2021	49,000	49,000	(454)	181
Swap-cash flow	1.28%	September 2022	100,000	100,000	(2,035)	690
Swap-cash flow (2)	1.24%	September 2025	150,000	150,000	(5,508)	2,268
Swap-cash flow (3)	1.16%	April 2024	50,000	—	(1,464)	—
Swap-cash flow (3)	1.20%	April 2024	50,000	—	(1,526)	—
Swap-cash flow (3)	1.15%	April 2024	50,000	—	(1,450)	—
Swap-cash flow (3)	1.10%	April 2024	50,000	—	(1,374)	—
Swap-cash flow (3)	0.98%	April 2024	25,000	—	(596)	—
Swap-cash flow (3)	0.95%	April 2024	25,000	—	(573)	—
Swap-cash flow (3)	0.93%	April 2024	25,000	—	(558)	—
Swap-cash flow (3)	0.90%	April 2024	25,000	—	(535)	—
Swap-cash flow	0.85%	December 2024	50,000	—	(1,249)	—
Swap-cash flow	0.75%	December 2024	50,000	—	(1,047)	—
Swap-cash flow (4)	0.65%	January 2026	50,000	—	(662)	—
			$2,124,000	$1,674,000	$(69,050)	$(19,514)

(1)Effective in January 2021.
(2)Effective in September 2021.
(3)Effective in April 2021.
(4)Effective in July 2021.

The following interest rate swaps have not been designated as hedging instruments (in thousands):

			Notional value at		Fair value at
Derivative type	Interest rate	Maturity	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest rate swap (1)	1.80%	September 2020	$—	$30,195	$—	$(34)
Interest rate swap (1)	1.80%	September 2020	—	75,030	—	(86)
Interest rate swap (1)	1.80%	September 2020	—	32,025	—	(37)
Interest rate swap (1)	1.81%	October 2020	—	142,500	—	(219)
			$—	$279,750	$—	$(376)

(1)During the year ended December 31, 2019, the Company discontinued accounting for these interest rate swaps as cash flow hedges. The Company recognized all changes in the fair value of these interest rate swaps in interest expense in the consolidated statements of operations and comprehensive income.

As of December 31, 2020 and 2019, the aggregate fair value of the interest rate swap liabilities of $69.1 million and $24.2 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets. As of December 31, 2019, the aggregate fair value of the interest rate swap assets of $4.3 million was included in prepaid expense and other assets in the accompanying consolidated balance sheet.

As of December 31, 2020 and 2019, there was approximately $69.1 million and $19.5 million, respectively, of unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the years ended December 31, 2020 and 2019. For the year ended December 31, 2020, approximately $19.7 million of the amounts included in accumulated other comprehensive loss were reclassified into interest expense. For the year ended December 31, 2019, approximately $5.4 million of the amounts included in accumulated other comprehensive income were reclassified into interest expense. Approximately $27.7 million of the unrealized losses included in accumulated other comprehensive loss at December 31, 2020 is expected to be reclassified into interest expense within the next 12 months.

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

•Debt — The Company estimated the fair value of the Senior Notes by using publicly available trading prices for the Senior Notes, which are Level 2 in the fair value hierarchy. The Company estimated the fair value of the Revolver and Term Loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms, which are Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the mortgage loans using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy.

The fair value of the Company's debt was as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$495,759	$484,229	$500,484	$497,835
Revolver and Term Loans, net	1,568,304	1,543,636	1,168,793	1,176,068
Mortgage loans, net	523,668	512,118	526,430	532,249
Debt, net	$2,587,731	$2,539,983	$2,195,707	$2,206,152

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap liability	$—	$(69,050)	$—	$(69,050)
Total	$—	$(69,050)	$—	$(69,050)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$4,297	$—	$4,297
Interest rate swap liability	—	(24,187)	—	(24,187)
Total	$—	$(19,890)	$—	$(19,890)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

10. Commitments and Contingencies

Operating Leases

As of December 31, 2020, 12 of Company's hotel properties were subject to ground lease agreements that cover the land underlying the respective hotels. The ground leases are classified as operating leases. The total ground lease expense was $12.4 million for the year ended December 31, 2020, which consisted of $11.6 million of fixed lease expense and $0.8 million of variable lease expense. The total ground lease expense was $15.7 million for the year ended December 31, 2019, which consisted of $11.6 million of fixed lease expense and $4.1 million of variable lease expense. The total ground lease expense was $22.2 million for the year ended December 31, 2018. The total ground lease expense is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive income.

The Company's ground leases consisted of the following (in millions):

			Ground Lease Expense
			For the year ended December 31,
Hotel Property Name	Initial Term Expiration	Extension Term(s) Expiration	2020	2019	2018 (1)
Wyndham Boston Beacon Hill	2028	—	$0.4	$0.9	$0.9
Wyndham San Diego Bayside	2029	—	4.1	4.8	4.8
DoubleTree Suites by Hilton Orlando Lake Buena Vista	2032	2057	0.3	0.9	0.8
Residence Inn Palo Alto Los Altos	2033	—	0.1	0.1	0.1
Wyndham Pittsburgh University Center	2038	2083	0.7	0.7	0.8
Marriott Louisville Downtown	2053	2153 (2)	—	—	—
Embassy Suites San Francisco Airport Waterfront	2059	—	1.2	2.4	2.3
Wyndham New Orleans French Quarter	2065	—	0.5	0.5	0.5
Courtyard Charleston Historic District	2096	—	1.0	1.0	1.0
Courtyard Austin Downtown Convention Center and Residence Inn Downtown Convention Center	2100	—	0.4	0.8	0.9
Courtyard Waikiki Beach	2112	—	3.7	3.6	3.5
			$12.4	$15.7	$15.6

(1) Excludes $6.6 million of ground lease expense related to hotel properties sold during the year ended December 31, 2018.
(2) The lease may be extended up to four twenty-five year terms at the Company's option.

The future lease payments for the Company's operating leases are as follows (in thousands):

December 31, 2020
2021	$11,201
2022	11,309
2023	11,405
2024	11,465
2025	11,516
Thereafter	534,621
Total future lease payments	591,517
Imputed interest	(468,924)
Lease liabilities	$122,593

The following table presents certain information related to the Company's operating leases as of December 31, 2020:

Weighted average remaining lease term	62 years
Weighted average discount rate	7.03%

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of December 31, 2020 and 2019, approximately $35.0 million and $44.7 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance. In addition, due to the effects of the COVID-19 pandemic on its operations, the Company has worked with the hotel brands, third-party managers and lenders to allow the use of available restricted cash reserves to cover operating shortfalls at certain hotels.

Litigation

Other than the legal proceeding mentioned below, neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Prior to the Company's merger with FelCor Lodging Trust, Inc. ("FelCor"), an affiliate of InterContinental Hotels Group PLC ("IHG"), which was previously the management company for three of FelCor's hotels (two of which were sold in 2006, and one of which was converted by FelCor into a Wyndham brand and operation in 2013), notified FelCor that the National Retirement Fund ("NRF") in which the employees at those hotels had participated had assessed a withdrawal liability of $8.3 million, with required quarterly payments including interest, in connection with the termination of IHG’s operation of those hotels. During the year ended December, 31 2020, the Company settled the dispute with IHG and NRF.

Management Agreements

As of December 31, 2020, 102 of the Company's consolidated hotel properties were operated pursuant to long-term management agreements with initial terms ranging from one to 25 years, with 13 different management companies as noted in the table below. This number includes 29 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott.

Management Company	Number of Hotel Properties
Aimbridge Hospitality	35
Crestline Hotels and Resorts	1
Davidson Hotels and Resorts	1
Hilton Management and affiliates	19
HEI Hotels and Resorts	1
Highgate Hotels	5
Hyatt Corporation and affiliates	11
InnVentures	3
Marriott International, Inc.	3
Sage Hospitality	4
Urgo Hotels	3
White Lodging Services	8
Wyndham	8
102

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

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2020, 2019 and 2018, the Company incurred management fee expense of approximately $13.2 million, $45.5 million and $57.3 million, respectively.

Franchise Agreements

As of December 31, 2020, 72 of the Company's consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 29 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2020, 2019 and 2018, the Company incurred franchise fee expense of approximately $25.6 million, $75.3 million and $80.8 million, respectively.

Wyndham Agreements

Prior to January 1, 2020, the Wyndham management agreements guaranteed minimum levels of annual net operating income at each of the Wyndham-managed hotels. In 2019, the Company entered into an agreement with Wyndham to terminate the net operating income guarantee effective December 31, 2019 and received termination payments totaling $36.0 million from Wyndham, of which $35.0 million was received in 2019 and $1.0 million was received in 2020. These amounts are included in advance deposits and deferred revenue in the accompanying consolidated balance sheets. In addition, in conjunction with the termination of the net operating income guarantee, the Company entered into transitional franchise and management agreements effective January 1, 2020 through December 31, 2020. During the year ended December 31, 2020, the Company exercised its option to extend the agreements through December 31, 2021. The transitional franchise and management fees are 3% and 2%, respectively, of hotel revenues. Effective January 1, 2020, the Company began recognizing the termination payments over the estimated term of the transitional agreements as a reduction to management and franchise fee expense in the consolidated statements of operations and comprehensive income. For the year ended December 31, 2020, the Company recognized approximately $17.8 million as a reduction to management and franchise fee expense related to the amortization of the termination payments.

Other

During the year ended December 31, 2020, the Company incurred approximately $8.7 million in corporate and property-level severance costs as a result of the COVID-19 pandemic. This amount includes $6.7 million for the year ended December 31, 2020 related to severance for associates at the Company's New York City hotels operating under collective bargaining agreements. The severance costs are included in other operating expense in the accompanying consolidated statement of operations and comprehensive income.

11. Equity
Common Shares of Beneficial Interest

Under the declaration of trust for the Company, there are 450,000,000 Common Shares authorized for issuance.

During the year ended December 31, 2020, the Company repurchased and retired 5,489,335 common shares for approximately $62.6 million, of which $26.0 million was repurchased under a share repurchase program that expired February 29, 2020 and $36.6 million was repurchased under a share repurchase program that was approved by the Company's board of trustees on February 14, 2020 to acquire up $250.0 million of Common Shares from March 1, 2020 to February 28, 2021

("2020 Share Repurchase Program"). As of December 31, 2020, the 2020 Share Repurchase Program had a remaining capacity of $213.4 million. In April 2020, the Company suspended further repurchases of its common shares pursuant to the 2020 Share Repurchase Program due to the effects of the COVID-19 pandemic. In addition, the Company is not permitted to repurchase common shares as part of the Revolver and Term Loans amendments discussed in Note 7 above. The 2020 Share Repurchase Program expires pursuant to its terms on February 28, 2021.

During the year ended December 31, 2019, the Company repurchased and retired 4,575,170 common shares for approximately $77.8 million, of which $10.3 million was repurchased under a share repurchase program that expired February 28, 2019, and $67.5 million was repurchased under a share repurchase program that expired February 29, 2020.

During the year ended December 31, 2018, the Company repurchased and retired 1,162,557 Common Shares for approximately $21.8 million under a share repurchase program that expired February 28, 2019.

During the year ended December 31, 2020, the Company declared a cash dividend of $0.04 per Common Share. During each of the years ended December 31, 2019 and 2018, the Company declared a cash dividend of $1.32 per Common Share.

Series A Preferred Share

Under the declaration of trust for the Company, there are 50,000,000 preferred shares authorized for issuance.

During each of the years ended December 31, 2020, 2019 and 2018, the Company declared a cash dividend of $1.95 per Series A Preferred Share.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. As of December 31, 2020, the Operating Partnership had 165,775,045 OP units outstanding, of which 99.5% of the outstanding OP units were owned by the Company and its subsidiaries, and the noncontrolling 0.5% ownership interest was owned by other limited partners.

As of December 31, 2020, the limited partners owned 772,293 OP units. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of Common Shares. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

Consolidated Joint Venture Preferred Equity

The Company's joint venture that redeveloped The Knickerbocker raised $45.0 million ($44.4 million net of issuance costs) through the sale of redeemable preferred equity under the EB-5 Immigrant Investor Program. The purchasers received a 3.25% annual return, plus a 0.25% non-compounding annual return that was paid upon redemption. On February 15, 2019, the Company redeemed the preferred equity in full.

12. Equity Incentive Plan

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

A summary of the unvested restricted shares is as follows:

	2020		2019		2018
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	940,202	$20.21	740,792	$21.89	700,325	$22.88
Granted	801,463	11.95	530,436	18.69	592,673	21.42
Vested	(480,444)	19.59	(312,131)	21.63	(438,881)	22.92
Forfeited	(8,993)	18.80	(18,895)	20.03	(113,325)	21.58
Unvested at December 31,	1,252,228	$15.17	940,202	$20.21	740,792	$21.89

For the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $8.7 million, $8.6 million and $10.2 million, respectively, of share-based compensation expense related to restricted share awards.

As of December 31, 2020, there was $13.7 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.4 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2020, 2019 and 2018 was approximately $5.2 million, $5.5 million and $9.5 million, respectively.

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

For the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $3.5 million, $2.9 million and $2.1 million, respectively, of share-based compensation expense related to the performance unit awards.

As of December 31, 2020, there was $7.1 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.3 years.

As of December 31, 2020, there were 762,744 Common Shares available for future grant under the 2015 Plan, which includes potential Common Shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP Units (which may be redeemed for Common Shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the years ended December 31, 2020, 2019 and 2018, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per Common Share is as follows (in thousands, except share and per share data):

	For the year ended December 31,
	2020	2019	2018
Numerator:
Net (loss) income attributable to RLJ	$(404,441)	$127,842	$188,643
Less: Preferred dividends	(25,115)	(25,115)	(25,115)
Less: Dividends paid on unvested restricted shares	(55)	(1,342)	(1,181)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	—
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(429,611)	$101,385	$162,347

Denominator:
Weighted-average number of Common Shares - basic	164,503,661	171,287,086	174,225,130
Unvested restricted shares	—	101,390	91,275
Weighted-average number of Common Shares - diluted	164,503,661	171,388,476	174,316,405

Net (loss) income per share attributable to common shareholders - basic	$(2.61)	$0.59	$0.93

Net (loss) income per share attributable to common shareholders - diluted	$(2.61)	$0.59	$0.93

14. Income Taxes

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

The components of the income tax provision are as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	(484)	(3,067)	(2,209)
Deferred:
Federal	(45,438)	3,987	(4,867)
State	(6,048)	2,831	(1,717)
Income tax (expense) benefit	$(51,970)	$3,751	$(8,793)

The provision for income taxes is different from the amount of income tax (expense) benefit that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Expected U.S. federal tax benefit (expense) at statutory rate	$90,143	$(26,382)	$(41,864)
Tax impact of REIT election	(85,140)	24,129	35,058
Expected tax benefit (expense) at TRS	5,003	(2,253)	(6,806)
Change in valuation allowance	(59,321)	(297)	542
State income tax benefit (expense), net of federal benefit	1,174	(2,367)	(1,463)
Reassessment of acquired NOLs	—	9,973	—
Impact of rate changes	349	332	(51)
Other permanent items	(22)	(117)	(566)
Impact of provision to return/deferred adjustments	847	(1,520)	(449)
Income tax (expense) benefit	$(51,970)	$3,751	$(8,793)

Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of the assets and liabilities. The deferred tax assets (liabilities) include the following (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax liabilities:
Partnership basis	$(2,453)	$(977)
Prepaid expenses	(1,157)	(1,496)
Deferred tax liabilities	$(3,610)	$(2,473)

Deferred tax assets:
Property and equipment	$2,619	$1,786
Incentive and vacation accrual	2,339	3,878
Deferred revenue - key money	966	994
Allowance for doubtful accounts	76	65
Other	202	421
Net operating loss carryforwards	71,831	57,109
Federal historic tax credit	824	824
Wyndham guarantee	5,384	10,192
Valuation allowance	(80,670)	(21,349)
Deferred tax assets	$3,571	$53,920

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on the consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income, and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company would record a valuation allowance to reduce its deferred tax assets to the amount that is most likely to be utilized in future periods to offset taxable income. Based upon the available objective evidence at December 31, 2020, the Company determined it was more likely than not that the deferred tax assets related to the net operating loss ("NOL") carryforwards of its primary TRS would not be utilized in future periods. The Company considered all available evidence, both positive and negative, including cumulative losses in recent years and its current forecast of future income in its analysis. As a result, the Company recorded a $59.3 million valuation allowance to fully reserve these deferred tax assets and recorded income tax expense totaling $52.0 million during the year ended December 31, 2020. As of December 31, 2020 and 2019, the Company had a valuation allowance of approximately $80.7 million and $21.3 million, respectively, related to NOL carryforwards, historic tax credits, and other deferred tax assets of its TRSs.

As discussed in Note 10, Commitments and Contingencies, the Company terminated its agreements with Wyndham effective December 31, 2019. The termination triggered the reassessment of the utilization of NOLs acquired in the merger with FelCor. As a result, the Company recorded a deferred tax benefit during the year ended December 31, 2019 to recognize additional deferred tax assets related to NOLs that would have otherwise expired absent the termination.

The Company’s NOLs will begin to expire in 2024 for federal tax purposes and 2020 to 2040 for state tax purposes. The Company's historic tax credits begin to expire in 2035. The annual utilization of these NOLs and tax credits is limited pursuant to federal and state tax laws.

The Company is subject to examination by U.S. federal and various state and local jurisdictions.  The tax years subject to examination vary by jurisdiction.  With few exceptions, as of December 31, 2020, the Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for the tax years of 2015 and before.

The Company had no accruals for tax uncertainties as of December 31, 2020 and 2019.

15. Segment Information
The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single operating segment.

16. Supplemental Information to Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$899,813	$882,474	$320,147
Restricted cash reserves	34,977	44,686	64,695
Cash, cash equivalents, and restricted cash reserves	$934,790	$927,160	$384,842

Interest paid	$98,511	$97,259	$114,280

Income taxes paid	$1,501	$4,090	$1,836

Operating cash flow lease payments for operating leases	$11,813	$15,270

Right-of-use asset obtained in exchange for lease obligation due to remeasurement	$4,100	$—

Supplemental investing and financing transactions
In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$4,883	$705,681	$530,850
Escrow related to certain post-closing obligations	—	—	1,000
Purchase option for land subject to a ground lease	—	—	(44,831)
Transaction costs	(133)	(10,482)	(10,668)
Operating prorations	(98)	(9,329)	(1,288)
Receipt of forfeited deposit	517	—	—
Proceeds from the sale of hotel properties, net	$5,169	$685,870	$475,063

Supplemental non-cash transactions
Change in fair market value of designated interest rate swaps	$(49,536)	$(33,459)	$7,349
Accrued capital expenditures	$7,313	$14,234	$15,709
Distributions payable	$8,752	$64,165	$65,557

RLJ Lodging Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020
(amounts in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2020
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Marriott Denver South @ Park Meadows	$—	$5,385	$39,488	$3,946	$5,353	$43,466	$48,819	$15,836	2006	15 - 40 years
Marriott Louisville Downtown	—	—	89,541	25,110	92	114,559	114,651	36,502	2006	15 - 40 years
Marriott Chicago Midway	—	4,464	32,736	2,771	4,496	35,475	39,971	12,867	2006	15 - 40 years
Renaissance Boulder Flatiron Hotel	—	4,440	32,557	3,245	4,719	35,523	40,242	12,742	2006	15 - 40 years
Renaissance Fort Lauderdale Plantation Hotel	—	4,842	35,517	8,194	4,876	43,677	48,553	13,898	2006	15 - 40 years
Courtyard Chicago Downtown Magnificent Mile	31,000	8,140	59,696	9,430	8,142	69,124	77,266	24,031	2006	15 - 40 years
Courtyard Chicago Southeast Hammond	—	1,038	7,616	2,236	1,080	9,810	10,890	3,477	2006	15 - 40 years
Courtyard Indianapolis @ The Capitol	—	2,482	18,207	4,101	2,635	22,155	24,790	7,236	2006	15 - 40 years
Courtyard Midway Airport	—	2,172	15,927	2,674	2,197	18,576	20,773	7,394	2006	15 - 40 years
Courtyard Houston Sugarland	—	617	2,331	3,447	731	5,664	6,395	3,623	2006	15 - 40 years
Courtyard Austin Downtown Convention Center	—	6,049	44,361	5,163	6,049	49,524	55,573	15,491	2007	15 - 40 years
Residence Inn Indianapolis Fishers	—	998	7,322	1,092	1,048	8,364	9,412	2,952	2006	15 - 40 years
Residence Inn Chicago Southeast Hammond	—	980	7,190	1,322	1,043	8,449	9,492	2,905	2006	15 - 40 years
Residence Inn Houston By The Galleria	—	2,665	19,549	3,065	2,665	22,614	25,279	8,347	2006	15 - 40 years
Residence Inn Indianapolis Downtown On The Canal	—	2,670	19,588	4,612	2,670	24,200	26,870	7,862	2006	15 - 40 years
Residence Inn Merrillville	—	595	4,372	1,321	595	5,693	6,288	2,143	2006	15 - 40 years
Residence Inn Chicago Naperville	—	1,923	14,101	1,103	1,923	15,204	17,127	5,566	2006	15 - 40 years
Residence Inn Louisville Downtown	—	1,815	13,308	3,015	1,815	16,323	18,138	4,963	2007	15 - 40 years
Residence Inn Austin Downtown Convention Center	—	3,767	27,626	4,312	3,804	31,901	35,705	9,555	2007	15 - 40 years
SpringHill Suites Denver North Westminster	—	2,409	17,670	1,720	2,409	19,390	21,799	7,001	2006	15 - 40 years
Fairfield Inn & Suites Denver Cherry Creek	—	1,203	8,823	1,350	1,203	10,173	11,376	3,810	2006	15 - 40 years
Fairfield Inn & Suites Chicago SE Hammond	—	722	5,301	1,548	790	6,781	7,571	2,505	2006	15 - 40 years
Fairfield Inn & Suites Key West	—	1,803	19,325	3,518	1,853	22,793	24,646	8,258	2006	15 - 40 years
Fairfield Inn & Suites Chicago Midway Airport	—	1,425	10,449	2,012	1,447	12,439	13,886	4,489	2006	15 - 40 years
Hampton Inn Chicago Midway Airport	—	2,747	20,143	3,067	2,793	23,164	25,957	8,439	2006	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2020
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Hilton Garden Inn Chicago Midway Airport	—	2,978	21,842	1,585	3,000	23,405	26,405	8,517	2006	15 - 40 years
Sleep Inn Midway Airport	—	1,189	8,718	1,863	1,211	10,559	11,770	4,100	2006	15 - 40 years
Holiday Inn Express & Suites Midway Airport	—	1,874	13,742	3,154	1,902	16,868	18,770	5,692	2006	15 - 40 years
TGI Friday's Chicago Midway	—	829	6,139	703	851	6,820	7,671	2,444	2006	15 - 40 years
Hampton Inn Garden City	—	5,691	22,764	2,792	5,737	25,510	31,247	8,292	2007	15 - 40 years
Courtyard Houston By The Galleria	19,000	3,069	22,508	2,073	3,069	24,581	27,650	8,059	2007	15 - 40 years
Embassy Suites Los Angeles Downey	31,000	4,857	29,943	11,520	4,970	41,350	46,320	12,346	2008	15 - 40 years
Embassy Suites Tampa Downtown Convention Center	—	2,161	71,017	14,448	2,425	85,201	87,626	21,524	2010	15 - 40 years
Fairfield Inn & Suites Washington DC Downtown	34,000	16,214	22,265	7,706	16,447	29,738	46,185	8,984	2010	15 - 40 years
Embassy Suites Fort Myers Estero	—	2,816	7,862	1,860	2,926	9,612	12,538	3,102	2010	15 - 40 years
Homewood Suites Washington DC Downtown	—	23,139	34,188	5,104	23,150	39,281	62,431	10,484	2010	15 - 40 years
Hotel Indigo New Orleans Garden District	—	1,901	3,865	11,992	2,082	15,676	17,758	7,127	2010	15 - 40 years
Residence Inn National Harbor Washington DC	—	7,457	37,046	2,119	7,480	39,142	46,622	10,166	2010	15 - 40 years
Hilton Garden Inn New Orleans Convention Center	—	3,405	20,750	9,191	3,479	29,867	33,346	8,237	2010	15 - 40 years
Hilton Garden Inn Los Angeles Hollywood	—	5,303	19,136	10,704	5,667	29,476	35,143	8,635	2010	15 - 40 years
DoubleTree Metropolitan Hotel New York City	—	140,332	188,014	24,524	140,513	212,357	352,870	57,057	2010	15 - 40 years
Renaissance Pittsburgh Hotel	34,000	3,274	39,934	11,147	3,396	50,959	54,355	12,700	2011	15 - 40 years
Courtyard Atlanta Buckhead	—	2,860	21,668	3,840	2,875	25,493	28,368	6,863	2011	15 - 40 years
Marriott Denver Airport @ Gateway Park	—	3,083	38,356	4,854	3,179	43,114	46,293	11,722	2011	15 - 40 years
Embassy Suites West Palm Beach Central	—	3,656	9,614	7,884	3,877	17,277	21,154	6,040	2011	15 - 40 years
Hilton Garden Inn Pittsburgh University Place	—	1,975	18,490	9,024	2,382	27,107	29,489	8,937	2011	15 - 40 years
Courtyard Charleston Historic District	—	2,714	35,828	4,499	3,510	39,531	43,041	9,234	2011	15 - 40 years
Residence Inn Bethesda Downtown	—	8,154	52,749	6,895	8,287	59,511	67,798	13,551	2012	15 - 40 years
Courtyard New York Manhattan Upper East Side	—	20,655	60,222	7,860	21,265	67,472	88,737	15,483	2012	15 - 40 years
Hilton Garden Inn San Francisco Oakland Bay Bridge	—	11,903	22,757	14,212	12,187	36,685	48,872	6,472	2012	15 - 40 years
Embassy Suites Boston Waltham	—	6,268	56,024	4,842	6,386	60,748	67,134	13,503	2012	15 - 40 years
Courtyard Houston Downtown Convention Center	—	5,799	28,953	4,558	6,050	33,260	39,310	7,051	2013	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2020
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Residence Inn Houston Downtown Convention Center	—	4,674	24,913	4,991	4,875	29,703	34,578	6,164	2013	15 - 40 years
SpringHill Suites Houston Downtown Convention Center	—	2,382	12,756	15,951	2,566	28,523	31,089	6,970	2013	15 - 40 years
Courtyard Waikiki Beach	—	557	79,033	13,102	801	91,891	92,692	18,602	2013	15 - 40 years
Courtyard San Francisco	—	11,277	18,198	28,732	11,291	46,916	58,207	10,985	2013	15 - 40 years
Residence Inn Atlanta Midtown Historic	—	2,812	6,044	7,602	2,969	13,489	16,458	3,080	2013	15 - 40 years
SpringHill Suites Portland Hillsboro	—	3,488	18,283	1,481	3,515	19,737	23,252	3,784	2013	15 - 40 years
Hilton Cabana Miami Beach	—	25,083	40,707	6,905	25,212	47,483	72,695	7,963	2014	15 - 40 years
Hyatt House Charlotte Center City	18,000	3,029	26,193	2,013	3,029	28,206	31,235	4,840	2014	15 - 40 years
Hyatt House Cypress Anaheim	16,000	3,995	9,164	3,964	4,354	12,769	17,123	3,161	2014	15 - 40 years
Hyatt House Emeryville San Francisco Bay Area	36,000	7,425	29,137	6,689	7,517	35,734	43,251	7,303	2014	15 - 40 years
Hyatt House San Diego Sorrento Mesa	—	10,420	21,288	1,423	10,625	22,506	33,131	4,366	2014	15 - 40 years
Hyatt House San Jose Silicon Valley	—	6,820	31,682	2,433	6,894	34,041	40,935	5,644	2014	15 - 40 years
Hyatt House San Ramon	—	5,712	11,852	2,834	5,717	14,681	20,398	3,067	2014	15 - 40 years
Hyatt House Santa Clara	34,000	8,044	27,703	3,157	8,046	30,858	38,904	5,700	2014	15 - 40 years
Hyatt Centric The Woodlands	—	5,950	16,882	1,679	5,957	18,554	24,511	3,159	2014	15 - 40 years
Hyatt Place Fremont Silicon Valley	—	6,209	13,730	1,475	6,271	15,143	21,414	3,017	2014	15 - 40 years
Hyatt Place Madison Downtown	13,000	6,701	25,478	1,399	6,701	26,877	33,578	4,438	2014	15 - 40 years
Embassy Suites Irvine Orange County	—	15,062	33,048	8,900	15,187	41,823	57,010	8,130	2014	15 - 40 years
Courtyard Portland City Center	—	8,019	53,024	1,511	8,022	54,532	62,554	9,236	2014	15 - 40 years
Hyatt Atlanta Midtown	—	3,737	41,731	1,164	3,740	42,892	46,632	7,098	2014	15 - 40 years
DoubleTree Grand Key Resort	—	48,192	27,770	8,253	48,266	35,949	84,215	6,758	2014	15 - 40 years
Hyatt Place Washington DC Downtown K Street	—	10,763	55,225	1,987	10,763	57,212	67,975	7,960	2015	15 - 40 years
Homewood Suites Seattle Lynnwood	19,000	3,933	30,949	204	4,001	31,085	35,086	4,440	2015	15 - 40 years
Residence Inn Palo Alto Los Altos	30,332	16,996	45,786	801	17,099	46,484	63,583	6,680	2015	15 - 40 years
DoubleTree Suites by Hilton Austin	—	7,072	50,827	1,049	7,225	51,723	58,948	4,380	2017	15 - 40 years
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	—	896	44,508	981	989	45,396	46,385	4,006	2017	15 - 40 years
Embassy Suites Atlanta - Buckhead	—	31,279	46,015	8,006	31,479	53,821	85,300	4,485	2017	15 - 40 years
Embassy Suites Birmingham	21,130	10,495	33,568	641	10,512	34,192	44,704	3,020	2017	15 - 40 years
Embassy Suites Dallas - Love Field	25,000	6,408	34,694	1,645	6,413	36,334	42,747	3,092	2017	15 - 40 years
Embassy Suites Deerfield Beach - Resort & Spa	27,972	7,527	56,128	3,772	7,815	59,612	67,427	5,133	2017	15 - 40 years
Embassy Suites Fort Lauderdale 17th Street	31,673	30,933	54,592	3,190	31,277	57,438	88,715	5,195	2017	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2020
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Embassy Suites Los Angeles - International Airport South	50,000	13,110	94,733	1,841	13,168	96,516	109,684	8,183	2017	15 - 40 years
Embassy Suites Mandalay Beach - Hotel & Resort	—	35,769	53,280	5,143	35,865	58,327	94,192	5,030	2017	15 - 40 years
Embassy Suites Miami - International Airport	—	14,765	18,099	3,336	15,057	21,143	36,200	2,158	2017	15 - 40 years
Embassy Suites Milpitas Silicon Valley	—	43,157	26,399	12,887	43,369	39,074	82,443	3,716	2017	15 - 40 years
Embassy Suites Minneapolis - Airport	33,972	7,248	41,202	17,148	9,673	55,925	65,598	5,887	2017	15 - 40 years
Embassy Suites Orlando - International Drive South/Convention Center	—	4,743	37,687	1,402	4,923	38,909	43,832	3,420	2017	15 - 40 years
Embassy Suites Phoenix - Biltmore	21,000	24,680	24,487	2,833	24,783	27,217	52,000	2,500	2017	15 - 40 years
Embassy Suites San Francisco Airport - South San Francisco	—	39,616	55,163	14,167	39,683	69,263	108,946	5,888	2017	15 - 40 years
Embassy Suites San Francisco Airport - Waterfront	—	3,698	85,270	4,076	4,054	88,990	93,044	8,293	2017	15 - 40 years
San Francisco Marriott Union Square	—	46,773	107,841	13,148	46,883	120,879	167,762	10,849	2017	15 - 40 years
The Knickerbocker New York	—	113,613	119,453	1,626	113,622	121,070	234,692	10,113	2017	15 - 40 years
The Mills House Wyndham Grand Hotel	—	9,599	68,932	989	9,601	69,919	79,520	5,878	2017	15 - 40 years
Wyndham Boston Beacon Hill	—	174	51,934	1,552	178	53,482	53,660	15,955	2017	9 years
Wyndham Houston - Medical Center Hotel & Suites	—	7,776	43,475	278	7,806	43,723	51,529	3,723	2017	15 - 40 years
Wyndham New Orleans - French Quarter	—	300	72,711	736	300	73,447	73,747	6,225	2017	15 - 40 years
Wyndham Philadelphia Historic District	—	8,367	51,914	713	8,405	52,589	60,994	4,452	2017	15 - 40 years
Wyndham Pittsburgh University Center	—	154	31,625	365	158	31,986	32,144	2,696	2017	15 - 40 years
Wyndham San Diego Bayside	—	989	29,440	5,154	1,129	34,454	35,583	8,807	2017	10 years
Wyndham Santa Monica At The Pier	—	27,054	45,866	715	27,081	46,554	73,635	3,965	2017	15 - 40 years
	$526,079	$1,076,382	$3,567,557	$530,370	$1,089,597	$4,084,712	$5,174,309	$827,808

(1) The aggregate cost of real estate for federal income tax purposes was approximately $5.0 billion at December 31, 2020.

The change in the total cost of the hotel properties is as follows:

	2020	2019	2018
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$5,127,448	$5,903,906	$6,165,296
Add: Acquisitions	—	—	—
Add: Improvements	52,936	91,129	109,403
Less: Sale of hotel properties	(6,075)	(854,087)	(370,793)
Less: Impairment loss	—	(13,500)	—
Balance at end of period	$5,174,309	$5,127,448	$5,903,906

The change in the accumulated depreciation of the real estate assets is as follows:

	2020	2019	2018
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$(706,040)	$(759,643)	$(628,518)
Add: Depreciation for the period	(125,494)	(131,442)	(143,215)
Less: Sale of hotel properties	3,726	185,045	12,090
Balance at end of period	$(827,808)	$(706,040)	$(759,643)