Form 10-Q
period 2021-03-31
RLJ Lodging Trust
filed 2021-05-06
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
As of April 29, 2021, 164,917,750 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Investment in hotel properties, net	$4,442,945	$4,486,416
Investment in unconsolidated joint ventures	6,665	6,798
Cash and cash equivalents	647,844	899,813
Restricted cash reserves	33,391	34,977
Hotel and other receivables, net of allowance of $253 and $292, respectively	19,054	13,346
Lease right-of-use assets	141,660	142,989
Prepaid expense and other assets	37,004	32,833
Total assets	$5,328,563	$5,617,172
Liabilities and Equity
Debt, net	$2,377,981	$2,587,731
Accounts payable and other liabilities	159,538	172,325
Advance deposits and deferred revenue	28,211	32,177
Lease liabilities	121,954	122,593
Accrued interest	13,288	6,206
Distributions payable	8,383	8,752
Total liabilities	2,709,355	2,929,784
Commitments and Contingencies (Note 11)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at March 31, 2021 and December 31, 2020	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 164,918,126 and 165,002,752 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,649	1,650
Additional paid-in capital	3,078,824	3,077,142
Accumulated other comprehensive loss	(52,330)	(69,050)
Distributions in excess of net earnings	(795,706)	(710,161)
Total shareholders’ equity	2,599,373	2,666,517
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	12,365	13,002
Noncontrolling interest in the Operating Partnership	7,470	7,869
Total noncontrolling interest	19,835	20,871
Total equity	2,619,208	2,687,388
Total liabilities and equity	$5,328,563	$5,617,172

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2021	2020
Revenues
Operating revenues
Room revenue	$102,772	$218,892
Food and beverage revenue	6,242	30,767
Other revenue	10,538	15,822
Total revenues	119,552	265,481
Expenses
Operating expenses
Room expense	29,427	63,753
Food and beverage expense	4,556	26,381
Management and franchise fee expense	5,361	17,144
Other operating expense	49,120	80,957
Total property operating expenses	88,464	188,235
Depreciation and amortization	46,943	49,173
Impairment losses	5,946	—
Property tax, insurance and other	20,081	28,692
General and administrative	10,800	11,769
Transaction costs	60	10
Total operating expenses	172,294	277,879
Other income	465	579
Interest income	384	2,966
Interest expense	(27,895)	(23,813)
Gain on sale of hotel properties, net	1,083	102
Loss before equity in (loss) income from unconsolidated joint ventures	(78,705)	(32,564)
Equity in (loss) income from unconsolidated joint ventures	(298)	585
Loss before income tax (expense) benefit	(79,003)	(31,979)
Income tax (expense) benefit	(114)	1,150
Net loss	(79,117)	(30,829)
Net loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	736	1,313
Noncontrolling interest in the Operating Partnership	396	192
Net loss attributable to RLJ	(77,985)	(29,324)
Preferred dividends	(6,279)	(6,279)
Net loss attributable to common shareholders	$(84,264)	$(35,603)

Basic and diluted per common share data:
Net loss per share attributable to common shareholders	$(0.51)	$(0.21)
Weighted-average number of common shares	163,826,009	167,149,733

Comprehensive loss:
Net loss	$(79,117)	$(30,829)
Unrealized gain (loss) on interest rate derivatives	16,720	(56,477)
Comprehensive loss	(62,397)	(87,306)
Comprehensive loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	736	1,313
Noncontrolling interest in the Operating Partnership	396	192
Comprehensive loss attributable to RLJ	$(61,265)	$(85,801)

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2020	12,879,475	$366,936	165,002,752	$1,650	$3,077,142	$(710,161)	$(69,050)	$7,869	$13,002	$2,687,388
Net loss	—	—	—	—	—	(77,985)	—	(396)	(736)	(79,117)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	16,720	—	—	16,720
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	99	99
Amortization of share-based compensation	—	—	—	—	2,944	—	—	—	—	2,944
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(83,244)	(1)	(1,262)	—	—	—	—	(1,263)
Forfeiture of restricted stock	—	—	(1,382)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(1,281)	—	(3)	—	(1,284)
Balance at March 31, 2021	12,879,475	$366,936	164,918,126	$1,649	$3,078,824	$(795,706)	$(52,330)	$7,470	$12,365	$2,619,208

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(79,117)	$(30,829)
Adjustments to reconcile net loss to cash flow (used in) provided by operating activities:
Gain on sale of hotel properties, net	(1,083)	(102)
Depreciation and amortization	46,943	49,173
Amortization of deferred financing costs	1,321	1,021
Other amortization	(615)	(596)
Unrealized loss on discontinued cash flow hedges	—	1,556
Equity in loss (income) from unconsolidated joint ventures	298	(585)
Impairment losses	5,946	—
Amortization of share-based compensation	2,752	2,696
Deferred income taxes	—	(1,242)
Changes in assets and liabilities:
Hotel and other receivables, net	(5,708)	16,989
Prepaid expense and other assets	(4,192)	10,715
Accounts payable and other liabilities	1,331	(22,204)
Advance deposits and deferred revenue	(3,966)	(8,529)
Accrued interest	7,082	12,003
Net cash flow (used in) provided by operating activities	(29,008)	30,066
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	3,990	102
Improvements and additions to hotel properties	(9,901)	(31,027)
Contributions to unconsolidated joint ventures	(165)	(100)
Distributions from unconsolidated joint ventures in excess of earnings	—	1,593
Net cash flow used in investing activities	(6,076)	(29,432)
Cash flows from financing activities
Borrowings under Revolver	—	400,000
Repayment of Revolver	(200,000)	—
Scheduled mortgage loan principal payments	(900)	(634)
Repayment of term loans	(8,475)	—
Repurchase of common shares under a share repurchase program	—	(62,605)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,263)	(634)
Distributions on preferred shares	(6,279)	(6,279)
Distributions on common shares	(1,650)	(56,051)
Distributions on and redemption of Operating Partnership units	(3)	(390)
Payments of deferred financing costs	—	(105)
Contributions from consolidated joint venture partners	99	270
Net cash flow (used in) provided by financing activities	(218,471)	273,572
Net change in cash, cash equivalents, and restricted cash reserves	(253,555)	274,206
Cash, cash equivalents, and restricted cash reserves, beginning of year	934,790	927,160
Cash, cash equivalents, and restricted cash reserves, end of period	$681,235	$1,201,366

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2021, there were 165,690,419 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of March 31, 2021, the Company owned 102 hotel properties with approximately 22,600 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 98 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 100 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotel properties in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 101 of the 102 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

COVID-19

The global outbreak of the novel coronavirus, or COVID-19, and the public health measures that have been undertaken in response have had, and will likely continue to have, a material adverse impact on the Company's financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak and vaccination distribution. Since the extent to which the COVID-19 pandemic will continue to impact the Company's operations will depend on future developments that are highly uncertain, the Company cannot estimate the impact on its business, financial condition or near- or longer-term financial or operational results with reasonable certainty. As of March 31, 2021, operations at 4 hotels remained suspended; subsequent to the end of the quarter, the Company reopened 1 of the suspended hotels. The remaining 3 suspended hotel properties are located in New York City and San Francisco and the Company will continue to evaluate reopening these hotels based on market conditions and other factors. All open hotels are currently operating under aggressive operating cost containment plans, including significantly reduced staffing, elimination of non-essential amenities and services, and modified food and beverage offerings.

2.              Summary of Significant Accounting Policies

The Company's Annual Report on Form 10-K for the year ended December 31, 2020 contains a discussion of the Company's significant accounting policies. Other than noted below, there have been no significant changes to the Company's significant accounting policies since December 31, 2020.

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. The unaudited financial statements include all adjustments that are necessary, in the opinion of management, to fairly state the consolidated balance sheets, statements of operations and comprehensive loss, statements of changes in equity and statements of cash flows.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, included in the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2021.

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

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net loss and comprehensive loss, shareholders’ equity or cash flows.

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

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance enhances and simplifies various aspects of the current income tax guidance and reduces complexity by removing certain exceptions to the general framework. The Company adopted this new standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued at the end of 2021 because of reference rate reform. The guidance was effective upon issuance and expires on December 31, 2022. Based on the Company's assessment, there was no material impact arising from this guidance and the Company did not elect to apply any of the optional expedients.

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Land and improvements	$1,088,246	$1,089,597
Buildings and improvements	4,082,175	4,084,712
Furniture, fixtures and equipment	698,683	697,404
	5,869,104	5,871,713
Accumulated depreciation	(1,426,159)	(1,385,297)
Investment in hotel properties, net	$4,442,945	$4,486,416

For the three months ended March 31, 2021 and 2020, the Company recognized depreciation expense related to its investment in hotel properties of approximately $46.8 million and $48.9 million, respectively.

Impairment

During the three months ended March 31, 2021, the Company entered into purchase and sale agreements to sell two hotel properties with an aggregate book value of approximately $18.5 million. The Company recorded impairment losses of $5.9 million to write down the hotel properties to fair value. The sales of these two hotel properties are expected to close during the second quarter 2021. For the three months ended March 31, 2020, there was no impairment loss.

4.              Investment in Unconsolidated Joint Ventures

As of March 31, 2021 and December 31, 2020, the Company owned 50% interests in joint ventures that owned two hotel properties. During the year ended December 31, 2020, one of the unconsolidated joint ventures determined the property ground lease will terminate on October 31, 2021 and the property will revert to the ground lessor at that time.

The Company accounts for the investments in its unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in loss from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of March 31, 2021 and December 31, 2020, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	March 31, 2021	December 31, 2020
Equity basis of the joint venture investments	$(6,664)	$(6,687)
Cost of the joint venture investments in excess of the joint venture book value	13,329	13,485
Investment in unconsolidated joint ventures	$6,665	$6,798

The following table summarizes the components of the Company's equity in loss from unconsolidated joint ventures (in thousands):

	For the three months ended March 31,
	2021	2020
Operating (loss) income	$(142)	$864
Depreciation of cost in excess of book value	(156)	(279)
Equity in (loss) income from unconsolidated joint ventures	$(298)	$585

5.            Sale of Hotel Properties

During the three months ended March 31, 2021, the Company sold one hotel property for a sales price of approximately $4.4 million. In connection with this transaction, the Company recorded a net gain of $1.1 million, which is included in gain on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive loss.

The following table discloses the hotel property that was sold during the three months ended March 31, 2021:

Hotel Property Name	Location	Sale Date	Rooms
Courtyard Houston Sugarland	Stafford, TX	January 21, 2021	112
		Total	112

6.          Revenue

	For the three months ended March 31, 2021				For the three months ended March 31, 2020
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$20,827	$2,364	$1,756	$24,947	$31,124	$4,497	$1,952	$37,573
Southern California	11,905	339	1,407	13,651	23,860	2,862	2,144	28,866
Northern California	8,844	218	700	9,762	33,511	3,785	1,305	38,601
Chicago	6,392	683	358	7,433	8,914	2,222	466	11,602
Houston	5,323	98	668	6,089	10,939	714	974	12,627
Pittsburgh	4,630	237	170	5,037	4,620	1,105	296	6,021
Washington DC	4,135	29	284	4,448	8,824	200	541	9,565

Austin	3,607	223	478	4,308	7,508	1,261	1,250	10,019
Charleston	3,177	300	402	3,879	4,967	1,348	362	6,677
Orlando	2,847	133	825	3,805	5,724	418	556	6,698
Atlanta	3,148	68	493	3,709	6,564	410	550	7,524
Tampa	2,847	384	313	3,544	4,967	868	380	6,215
New York City	3,238	17	129	3,384	16,295	2,134	934	19,363
Denver	2,202	398	330	2,930	6,760	2,267	335	9,362
Louisville	1,781	368	355	2,504	5,898	3,778	862	10,538
Other	17,869	383	1,870	20,122	38,417	2,898	2,915	44,230
Total	$102,772	$6,242	$10,538	$119,552	$218,892	$30,767	$15,822	$265,481

Trade Receivables

The Company has historically only experienced de minimis credit losses in hotel-level trade receivables. As of March 31, 2021, the Company reviewed its allowance for doubtful accounts and concluded that it was adequate. Because of the adverse impact of the COVID-19 pandemic, the Company could experience a delay in payment and collections.

7.              Debt

The Company's debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Senior Notes	$494,578	$495,759
Revolver	200,000	400,000
Term Loans, net	1,160,485	1,168,304
Mortgage loans, net	522,918	523,668
Debt, net	$2,377,981	$2,587,731

Senior Notes

The Company's senior unsecured notes are referred to as the "Senior Notes." The Company's Senior Notes consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate	Maturity Date	March 31, 2021	December 31, 2020
Senior unsecured notes (1) (2) (3)	6.00%	June 2025	$494,578	$495,759

(1)Requires payments of interest only through maturity.
(2)The senior unsecured notes include $19.7 million and $20.9 million at March 31, 2021 and December 31, 2020, respectively, related to acquisition related fair value adjustments on the senior unsecured notes.
(3)The Company has the option to redeem the senior unsecured notes at a price of 103.0% of face value.

The Senior Notes are subject to a maximum unsecured leverage maintenance covenant, which is based on asset value that is calculated at historical cost. In addition, the Senior Notes are subject to various incurrence covenants that limit the ability of the Company's subsidiary, FelCor Lodging Limited Partnership ("FelCor LP"), to incur additional debt if these covenants are violated. Failure to meet these incurrence covenant thresholds does not, in and of itself, constitute an event of default under the Senior Notes indenture. As of March 31, 2021, the Company was in compliance with all maintenance and incurrence covenants except the interest coverage ratio. As a result, FelCor LP is currently prohibited from incurring additional debt.

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

The Company's unsecured credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at March 31, 2021 (1)	Maturity Date	March 31, 2021	December 31, 2020
Revolver (2)	4.39%	May 2024	$200,000	$400,000
$150 Million Term Loan Maturing 2022 (3)	4.03%	January 2022	141,525	150,000
$400 Million Term Loan Maturing 2023	4.73%	January 2023	400,000	400,000
$225 Million Term Loan Maturing 2023	4.73%	January 2023	225,000	225,000
$400 Million Term Loan Maturing 2025	3.92%	May 2025	400,000	400,000
			1,366,525	1,575,000
Deferred financing costs, net (4)			(6,040)	(6,696)
Total Revolver and Term Loans, net			$1,360,485	$1,568,304

(1)Interest rate at March 31, 2021 gives effect to interest rate hedges.
(2)At March 31, 2021 and December 31, 2020, there was $400.0 million and $200.0 million of remaining capacity on the Revolver, respectively. The Company also has the ability to extend the maturity date for an additional one year period ending May 2025 if certain conditions are satisfied.
(3)Pursuant to the terms under the Company's credit agreements, the Company applied $8.5 million of the proceeds from hotel dispositions to reduce the outstanding principal balance of this term loan.
(4)Excludes $3.8 million and $4.1 million as of March 31, 2021 and December 31, 2020, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

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

During the year ended December 31, 2020, the Company entered into two amendments to its Revolver and Term Loans. The amendments suspend the testing of all existing financial maintenance covenants under the Revolver and the Term Loan agreements for all periods through and including the fiscal quarter ending December 31, 2021 (the “Covenant Relief Period”). In addition, for periods following the Covenant Relief Period, the amendments modify certain covenant thresholds.

Pursuant to the amendments and through the date that the financial statements are delivered for the quarter ending March 31, 2022 (the "Restriction Period"), the Company is subject to various restrictions including, but not limited to, the requirement to pledge the equity interests in certain subsidiaries that own unencumbered properties to secure the Revolver and Term Loans, equity issuances and incurrences of indebtedness will, subject to various exceptions, be required to be applied as a mandatory prepayment of certain amounts outstanding under the Revolver and the Term Loans. There are also restrictions on the application of net proceeds from asset sales, which will continue until the Company meets certain leverage thresholds as defined in the amendments. In addition, the restrictions limit the ability of the Company and its subsidiaries to incur additional indebtedness, make prepayments of other indebtedness, increase dividends and distributions, make capital expenditures over $175.0 million, and make investments, including acquisitions or mergers over $200.0 million. All of these limitations are subject to various exceptions.

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

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate at March 31, 2021	Maturity Date		March 31, 2021	December 31, 2020
Mortgage loan (1)	7	3.30%	April 2022	(5)	$200,000	$200,000
Mortgage loan (2)	1	5.25%	June 2022		30,099	30,332
Mortgage loan (3)	3	4.95%	October 2022		86,110	86,775
Mortgage loan (4)	1	4.94%	October 2022		27,759	27,972
Mortgage loan (1)	4	1.71%	April 2024	(5)	85,000	85,000
Mortgage loan (1)	3	3.00%	April 2024	(5)	96,000	96,000
	19				524,968	526,079
Deferred financing costs, net					(2,050)	(2,411)
Total mortgage loans, net					$522,918	$523,668

(1)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(2)Includes $0.2 million and $0.3 million at March 31, 2021 and December 31, 2020, respectively, related to a fair value adjustment on a mortgage loan.
(3)Includes $0.7 million and $0.9 million at March 31, 2021 and December 31, 2020, respectively, related to fair value adjustments on the mortgage loans.
(4)Includes $0.2 million and $0.3 million at March 31, 2021 and December 31, 2020, respectively, related to a fair value adjustment on the mortgage loan.
(5)The mortgage loan provides two one year extension options.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. In addition certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. At March 31, 2021, all six mortgage loans were below the DSCR threshold and were in a cash trap event. At March 31, 2021, there was approximately $4.5 million of cash held by lenders due to the cash trap events.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended March 31,
	2021	2020
Senior Notes	$5,942	$5,944
Revolver and Term Loans	17,178	10,652
Mortgage loans	3,454	4,640
Amortization of deferred financing costs	1,321	1,021
Undesignated interest rate swaps	—	1,556
Total interest expense	$27,895	$23,813

8.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Swap-cash flow	1.15%	April 2021	$100,000	$100,000	$(149)	$(398)
Swap-cash flow	1.20%	April 2021	100,000	100,000	(157)	(418)
Swap-cash flow	2.15%	April 2021	75,000	75,000	(220)	(594)
Swap-cash flow	1.91%	April 2021	75,000	75,000	(194)	(523)
Swap-cash flow	1.61%	June 2021	50,000	50,000	(251)	(433)
Swap-cash flow	1.56%	June 2021	50,000	50,000	(241)	(416)
Swap-cash flow	1.71%	June 2021	50,000	50,000	(267)	(462)
Swap-cash flow	2.29%	December 2022	200,000	200,000	(7,788)	(9,044)
Swap-cash flow	2.29%	December 2022	125,000	125,000	(4,863)	(5,648)
Swap-cash flow	2.38%	December 2022	200,000	200,000	(8,133)	(9,436)
Swap-cash flow	2.38%	December 2022	100,000	100,000	(4,065)	(4,716)
Swap-cash flow	2.75%	November 2023	100,000	100,000	(6,560)	(7,635)
Swap-cash flow	2.51%	December 2023	75,000	75,000	(4,620)	(5,284)
Swap-cash flow	2.39%	December 2023	75,000	75,000	(4,362)	(5,012)
Swap-cash flow	1.35%	September 2021	49,000	49,000	(308)	(454)
Swap-cash flow	1.28%	September 2022	100,000	100,000	(1,713)	(2,035)
Swap-cash flow (1)	1.24%	September 2025	150,000	150,000	(2,321)	(5,508)
Swap-cash flow (2)	1.16%	April 2024	50,000	50,000	(1,094)	(1,464)
Swap-cash flow (2)	1.20%	April 2024	50,000	50,000	(1,157)	(1,526)
Swap-cash flow (2)	1.15%	April 2024	50,000	50,000	(1,081)	(1,450)
Swap-cash flow (2)	1.10%	April 2024	50,000	50,000	(1,005)	(1,374)
Swap-cash flow (2)	0.98%	April 2024	25,000	25,000	(411)	(596)
Swap-cash flow (2)	0.95%	April 2024	25,000	25,000	(389)	(573)
Swap-cash flow (2)	0.93%	April 2024	25,000	25,000	(373)	(558)
Swap-cash flow (2)	0.90%	April 2024	25,000	25,000	(351)	(535)
Swap-cash flow	0.85%	December 2024	50,000	50,000	(515)	(1,249)
Swap-cash flow	0.75%	December 2024	50,000	50,000	(326)	(1,047)
Swap-cash flow (3)	0.65%	January 2026	50,000	50,000	584	(662)
			$2,124,000	$2,124,000	$(52,330)	$(69,050)

(1)Effective in September 2021.
(2)Effective in April 2021.
(3)Effective in July 2021.

As of March 31, 2021 and December 31, 2020, the aggregate fair value of the interest rate swap liabilities of $52.9 million and $69.1 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets. As of March 31, 2021, the aggregate fair value of the interest rate swap assets of $0.6 million was included in prepaid expense and other assets in the accompanying consolidated balance sheets.

As of March 31, 2021 and December 31, 2020, there was approximately $52.3 million and $69.1 million, respectively, of unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the three month periods ended March 31, 2021 or 2020. For the three months ended March 31, 2021 and 2020, approximately $7.3 million and $0.8 million, respectively, of the amounts included in accumulated other comprehensive loss were reclassified into interest expense for the interest rate swaps that have been designated as cash flow hedges. Approximately $27.1 million of the unrealized losses included in accumulated other comprehensive loss at March 31, 2021 is expected to be reclassified into interest expense within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$494,578	$487,829	$495,759	$484,229
Revolver and Term Loans, net	1,360,485	1,339,559	1,568,304	1,543,636
Mortgage loans, net	522,918	512,443	523,668	512,118
Debt, net	$2,377,981	$2,339,831	$2,587,731	$2,539,983

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 (in thousands):

	Fair Value at March 31, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$584	$—	$584
Interest rate swap liability	—	(52,914)	—	(52,914)
Total	$—	$(52,330)	$—	$(52,330)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap liability	$—	$(69,050)	$—	$(69,050)
Total	$—	$(69,050)	$—	$(69,050)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

10.              Income Taxes

The Company accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards.  The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled.  The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company is still continuing to provide a full valuation allowance against the deferred tax assets.

The Company had no accruals for tax uncertainties as of March 31, 2021 and December 31, 2020.

11.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents). The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of March 31, 2021 and December 31, 2020, approximately $33.4 million and $35.0 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance. In addition, due to the effects of the COVID-19 pandemic on its operations, the Company has worked with the hotel brands, third-party managers and lenders to allow the use of available restricted cash reserves to cover operating shortfalls at certain hotels.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of March 31, 2021, 101 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from one to 25 years. This number includes 29 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 3.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2021 and 2020, the Company incurred management fee expense of approximately $3.2 million and $8.0 million, respectively.

Franchise Agreements

As of March 31, 2021, 71 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 29 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, one hotel is not operated with a hotel brand so it does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2021 and 2020, the Company incurred franchise fee expense of approximately $6.7 million and $13.8 million, respectively.

Wyndham Agreements

In 2019, the Company entered into an agreement with Wyndham to terminate the net operating income guarantee and received termination payments totaling $36.0 million from Wyndham, which amount is included in advance deposits and deferred revenue in the accompanying consolidated balance sheets. Effective January 1, 2020, the Company began recognizing the termination payments over the estimated term of the transitional agreements as a reduction to management and franchise fee expense in the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2021 and 2020, the Company recognized approximately $4.6 million as a reduction to management and franchise fee expense related to the amortization of the termination payments.

12.       Equity

Common Shares of Beneficial Interest

During the three months ended March 31, 2021, the Company did not repurchase any common shares.

During the three months ended March 31, 2020, the Company repurchased and retired 5,489,335 common shares for approximately $62.6 million.

During the three months ended March 31, 2021 and 2020, the Company declared a cash dividend of $0.01 per common share.

Series A Preferred Shares

During the three months ended March 31, 2021 and 2020, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of March 31, 2021, 772,293 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

On April 30, 2021, the Company's shareholders approved the RLJ Lodging Trust 2021 Equity Incentive Plan (the "2021 Plan"). The maximum number of common shares that will be available for issuance under the 2021 Plan will be equal to the sum of (1) 5,150,000 common shares, (2) the number of shares available for future awards under the 2015 Plan as of the effective date of the 2021 Plan and (3) the number of shares related to awards outstanding under the 2015 Plan as of the effective date of the 2021 Plan that thereafter terminate by expiration or forfeiture, cancellation, or otherwise without the issuance of such shares. Other than the maximum number of common shares available for issuance under the 2021 Plan, there were no significant changes from the 2015 Plan.

Share Awards

From time to time, the Company may award unvested restricted shares as compensation to officers, employees and non-employee trustees. The issued shares vest over a period of time as determined by the board of trustees at the date of grant. The Company recognizes compensation expense for time-based unvested restricted shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.

Non-employee trustees may also elect to receive unrestricted shares as compensation that would otherwise be paid in cash for their services. The shares issued to non-employee trustees in lieu of cash compensation are unrestricted and include no vesting conditions. The Company recognizes compensation expense for the unrestricted shares issued in lieu of cash compensation on the date of issuance based upon the fair market value of the shares on that date.

A summary of the unvested restricted shares as of March 31, 2021 is as follows:

	2021
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	1,252,228	$15.17
Granted	—	—
Vested	(249,754)	15.52
Forfeited	(1,382)	11.29
Unvested at March 31, 2021	1,001,092	$15.09

For the three months ended March 31, 2021 and 2020, the Company recognized approximately $1.9 million and $2.1 million, respectively, of share-based compensation expense related to restricted share awards. As of March 31, 2021, there was $11.7 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.3 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the three months ended March 31, 2021 and 2020 was approximately $3.7 million and $2.0 million, respectively.

Performance Units

From time to time, the Company may award performance units as compensation to officers and employees. The performance units granted prior to 2021 vest over a four year period, including three years of performance-based vesting (the “performance units measurement period”) plus an additional one year of time-based vesting. The performance units granted in 2021 vest at the end of a three year period. These performance units may convert into restricted shares at a range of 0% to 200% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return (40% of award for performance units granted prior to 2021 and 25% of award for performance units granted in 2021) and a relative total shareholder return (60% of award for performance units granted prior to 2021 and 75% of award for performance units granted in 2021) over the measurement period at specified percentiles of the peer group, as defined by the awards. For performance units granted prior to 2021, if at the end of the performance units measurement period the target criterion is met, then 50% of the performance units that are earned will vest at the end of the measurement period. The remaining 50% convert to restricted shares that will vest on the one year anniversary of the end of the measurement period. For performance units granted in 2021, if at the end of the performance units measurement period the target criterion is met, 100% of the performance units that are earned will vest immediately. The award recipients will not be entitled to receive any dividends prior to the date of conversion. For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the performance units measurement period. The fair value of the performance units is determined using a Monte Carlo simulation, and an expected term equal to the requisite service period for the awards of four years. For performance units granted prior to 2021, the Company estimates the compensation expense for the performance units on a straight-line basis using a calculation that recognizes 50% of the grant date fair value over three years and 50% of the grant date fair value over four years. For performance units granted in 2021, the Company estimates the compensation expense for the performance units on a straight-line basis using a calculation that recognizes 100% of the grant date fair value over three years.
A summary of the performance unit awards is as follows:

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range	Risk Free Interest Rate	Volatility
February 2018 (1)	264,000	$13.99	0% to 150%	2.42%	27.44%
February 2019	260,000	$19.16	0% to 200%	2.52%	27.19%
February 2020	489,000	$12.06	0% to 200%	1.08%	23.46%
February 2021	431,151	$20.90	0% to 200%	0.23%	69.47%
(1) In February 2021, following the end of the measurement period, the Company met certain threshold criterion and the performance units were converted into approximately 26,000 restricted shares.

For the three months ended March 31, 2021 and 2020, the Company recognized approximately $0.9 million and $0.6 million, respectively, of share-based compensation expense related to the performance unit awards. As of March 31, 2021, there was $15.2 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.6 years.

 As of March 31, 2021, there were 903,338 common shares available for future grant under the 2015 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three months ended March 31, 2021 and 2020, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2021	2020
Numerator:
Net loss attributable to RLJ	$(77,985)	$(29,324)
Less: Preferred dividends	(6,279)	(6,279)
Less: Dividends paid on unvested restricted shares	(10)	(13)
Less: Undistributed earnings attributable to unvested restricted shares	—	—
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(84,274)	$(35,616)

Denominator:
Weighted-average number of common shares - basic and diluted	163,826,009	167,149,733

Net loss per share attributable to common shareholders - basic and diluted	$(0.51)	$(0.21)

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$647,844	$1,157,818
Restricted cash reserves	33,391	43,548
Cash, cash equivalents, and restricted cash reserves	$681,235	$1,201,366

Interest paid	$20,886	$10,625

Income taxes paid	$134	$104

Operating cash flow lease payments for operating leases	$2,880	$3,763

Supplemental investing and financing transactions
In connection with the sale of hotel property, the Company recorded the following:
Sale of hotel property	$4,410	$—
Transaction costs	(300)	102
Operating prorations	(120)	—
Proceeds from the sale of hotel property, net	$3,990	$102

Supplemental non-cash transactions
Accrued capital expenditures	$9,485	$9,040

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021 (the "Annual Report"), which is accessible on the SEC’s website at www.sec.gov.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continued adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows and performance, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including the duration of the pandemic and its impact on the demand for travel and on levels of consumer confidence, the actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, travel and economic activity, the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

As of March 31, 2021, we owned 102 hotel properties with approximately 22,600 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 98 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 100 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 101 of the 102 hotel properties to our taxable REIT subsidiaries ("TRS"), of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of March 31, 2021, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the Operating Partnership ("OP units").

COVID-19

The global outbreak of the novel coronavirus, or COVID-19, and the public health measures that have been undertaken in response have had, and will likely continue to have, a material adverse impact on the global economy and all aspects of our business. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. The effects of the COVID-19 pandemic, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing,” have significantly limited non-essential travel and also resulted in increased national unemployment and possible lasting changes in consumer behavior that will create headwinds for our hotel properties even after government restrictions are lifted. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business.

The effects of the COVID-19 pandemic have significantly impacted our operations, and combined with macroeconomic trends such as the current economic recession, reduced consumer spending, including on travel, and increased unemployment, lead us to believe that the ongoing effects of the COVID-19 pandemic on our operations will continue to have a material adverse impact on our financial results and liquidity. Such adverse impact may continue well beyond the containment of such outbreak and vaccination distribution.

As of March 31, 2021, operations at 4 hotels remained suspended; subsequent to the end of the quarter, we reopened 1 of the suspended hotels. The remaining 3 suspended hotel properties are located in New York City and San Francisco and we will continue to evaluate reopening these hotels based on market conditions and other factors. All open hotels are currently operating under aggressive operating cost containment plans, including significantly reduced staffing, elimination of non-essential amenities and services, and modified food and beverage offerings.

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

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. Our Annual Report on Form 10-K for the year ended December 31, 2020 contains a discussion of our critical accounting policies and estimates. There have been no significant changes to our critical accounting policies and estimates since December 31, 2020.

Results of Operations

At March 31, 2021 and 2020, we owned 102 and 104 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three months ended March 31, 2021 and 2020.  The non-comparable hotel properties include one disposition that was completed in 2020 and one disposition that was completed in 2021.
COVID-19

Beginning in March 2020, we experienced a significant decline in occupancy and RevPAR due to the COVID-19 pandemic. We believe the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak. The economic downturn resulting from the COVID-19 pandemic has significantly impacted our business and the overall lodging industry. Operations at certain of our hotel properties remain suspended, while our other hotel properties are operating in a limited capacity, as a result of these operational changes, the results of operations for the three months ended March 31, 2021 will not be comparable to the same period in 2020.

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

	For the three months ended March 31,
	2021	2020	$ Change	% Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$102,772	$218,892	$(116,120)	(53.0)%
Food and beverage revenue	6,242	30,767	(24,525)	(79.7)%
Other revenue	10,538	15,822	(5,284)	(33.4)%
Total revenues	119,552	265,481	(145,929)	(55.0)%
Expenses
Operating expenses
Room expense	29,427	63,753	(34,326)	(53.8)%
Food and beverage expense	4,556	26,381	(21,825)	(82.7)%
Management and franchise fee expense	5,361	17,144	(11,783)	(68.7)%
Other operating expense	49,120	80,957	(31,837)	(39.3)%
Total property operating expenses	88,464	188,235	(99,771)	(53.0)%
Depreciation and amortization	46,943	49,173	(2,230)	(4.5)%
Impairment losses	5,946	—	5,946	100.0%
Property tax, insurance and other	20,081	28,692	(8,611)	(30.0)%
General and administrative	10,800	11,769	(969)	(8.2)%
Transaction costs	60	10	50	—%
Total operating expenses	172,294	277,879	(105,585)	(38.0)%
Other income	465	579	(114)	(19.7)%
Interest income	384	2,966	(2,582)	(87.1)%
Interest expense	(27,895)	(23,813)	(4,082)	17.1%
Gain on sale of hotel properties, net	1,083	102	981	—%
Loss before equity in (loss) income from unconsolidated joint ventures	(78,705)	(32,564)	(46,141)	—%
Equity in (loss) income from unconsolidated joint ventures	(298)	585	(883)	—%
Loss before income tax (expense) benefit	(79,003)	(31,979)	(47,024)	—%
Income tax (expense) benefit	(114)	1,150	(1,264)	—%
Net loss	(79,117)	(30,829)	(48,288)	—%
Net loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	736	1,313	(577)	(43.9)%
Noncontrolling interest in the Operating Partnership	396	192	204	—%
Net loss attributable to RLJ	(77,985)	(29,324)	(48,661)	—%
Preferred dividends	(6,279)	(6,279)	—	—%
Net loss attributable to common shareholders	$(84,264)	$(35,603)	$(48,661)	—%

Revenues

Total revenues decreased $145.9 million, or 55.0%, to $119.6 million for the three months ended March 31, 2021 from $265.5 million for the three months ended March 31, 2020. The decrease was the result of a $116.1 million decrease in room revenue, a $24.5 million decrease in food and beverage revenue, and a $5.3 million decrease in other revenue.

Room Revenue

Room revenue decreased $116.1 million, or 53.0%, to $102.8 million for the three months ended March 31, 2021 from $218.9 million for the three months ended March 31, 2020.  The decrease was the result of a $0.5 million decrease in room revenue attributable to the non-comparable properties and a $115.7 million decrease in room revenue attributable to the comparable properties. The decrease in room revenue from the comparable properties was attributable to a 52.4% decrease in RevPAR primarily due to the impact of the COVID-19 pandemic.

The following are the year-to-date key hotel operating statistics for the comparable properties owned at March 31, 2021 and 2020, respectively:

	For the three months ended March 31,
	2021	2020	% Change
Occupancy	43.0%	60.5%	(29.0)%
ADR	$118.63	$176.81	(32.9)%
RevPAR	$50.99	$107.04	(52.4)%

Food and Beverage Revenue

Food and beverage revenue decreased $24.5 million, or 79.7%, to $6.2 million for the three months ended March 31, 2021 from $30.8 million for the three months ended March 31, 2020. The decrease was the result of a $24.5 million decrease in food and beverage revenue attributable to the comparable properties. The decrease in food and beverage revenue attributable to the comparable properties was primarily due to the impact of the COVID-19 pandemic.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, decreased $5.3 million, or 33.4%, to $10.5 million for the three months ended March 31, 2021 from $15.8 million for the three months ended March 31, 2020.  The decrease was due to a $5.3 million decrease in other revenue attributable to the comparable properties due to the impact of the COVID-19 pandemic.

Property Operating Expenses

Property operating expenses decreased $99.8 million, or 53.0%, to $88.5 million for the three months ended March 31, 2021 from $188.2 million for the three months ended March 31, 2020. The decrease was due to a $0.6 million decrease in property operating expenses attributable to the non-comparable properties and a $99.1 million decrease in property operating expenses attributable to the comparable properties.

The components of our property operating expenses for the comparable properties owned at March 31, 2021 and 2020, respectively, were as follows (in thousands):

	For the three months ended March 31,
	2021	2020	$ Change	% Change
Room expense	$29,427	$63,598	$(34,171)	(53.7)%
Food and beverage expense	4,560	26,378	$(21,818)	(82.7)%
Management and franchise fee expense	5,361	17,121	$(11,760)	(68.7)%
Other operating expense	49,142	80,513	$(31,371)	(39.0)%
Total property operating expenses	$88,490	$187,610	$(99,120)	(52.8)%

The decrease in property operating expenses attributable to the comparable properties was due to the impact of the COVID-19 pandemic. Management and franchise fee expense for both the three months ended March 31, 2021 and 2020 included a reduction in management and franchise fee expense of $4.6 million related to the recognition of the Wyndham termination payment.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.2 million, or 4.5%, to $46.9 million for the three months ended March 31, 2021 from $49.2 million for the three months ended March 31, 2020. The decrease was primarily related to a $2.1 million decrease in depreciation and amortization expense attributable to the comparable properties as a result of furniture, fixtures, and equipment at certain hotel properties that were fully depreciated in 2020.

Impairment Losses

During the three months ended March 31, 2021, we recorded impairment losses of $5.9 million related to agreements to sell two hotel properties expected to close during the second quarter 2021.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $8.6 million, or 30.0%, to $20.1 million for the three months ended March 31, 2021 from $28.7 million for the three months ended March 31, 2020.  The decrease was attributable to a $0.8 million decrease in property tax, insurance and other expense attributable to the non-comparable properties and a $7.8 million decrease in property tax, insurance and other expense attributable to the comparable properties. The decrease in property tax, insurance and other expense attributable to the comparable properties included a decrease in rent expense due to the impact of COVID-19, and a decrease in real estate tax expense due to decreases in real estate tax assessments, including final assessments of certain of our California hotels acquired in our merger with FelCor. The final assessment of these California hotels resulted in a benefit of $5.2 million during the three months ended March 31, 2021 related to the reversal of accrued real estate tax liabilities in excess of the amounts owed.

General and Administrative

General and administrative expense decreased $1.0 million, or 8.2%, to $10.8 million for the three months ended March 31, 2021 from $11.8 million for the three months ended March 31, 2020 resulting from our efforts to reduce costs in response to the COVID-19 pandemic.

Interest Expense

The components of our interest expense for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	For the three months ended March 31,
	2021	2020	$ Change	% Change
Senior Notes	$5,942	$5,944	$(2)	—%
Revolver and Term Loans	17,178	10,652	6,526	61.3%
Mortgage loans	3,454	4,640	(1,186)	(25.6)%
Amortization of deferred financing costs	1,321	1,021	300	29.4%
Undesignated interest rate swaps	—	1,556	(1,556)	(100.0)%
Total interest expense	$27,895	$23,813	$4,082	17.1%

Interest expense increased $4.1 million, or 17.1%, to $27.9 million for the three months ended March 31, 2021 from $23.8 million for the three months ended March 31, 2020.  The increase in interest expense was primarily attributable to the outstanding balance on the Revolver that was drawn down in March 2020, and an increase in pricing as a result of the amendments of the Revolver and Term Loans. These increases were partially offset by lower interest rates on our variable rate mortgage loans during the three months ended March 31, 2021, and unrealized losses on certain discontinued cash flow hedges during the three months ended March 31, 2020 that did not recur in 2021.

Gain on Sale of Hotel Properties, net

During the three months ended March 31, 2021, we sold one hotel property for a sales price of approximately $4.4 million and recorded a net gain on sale of approximately $1.1 million.

Equity in Loss from Unconsolidated Joint Ventures

Equity in loss from unconsolidated joint ventures increased $0.9 million to a loss of $0.3 million for the three months ended March 31, 2021 from income of $0.6 million for the three months ended March 31, 2020. The increase is primarily attributable to the impact of COVID-19.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. Our effective tax rates were (0.2)% and 3.6% for the three months ended March 31, 2021 and 2020, respectively. Income tax expense increased $1.3 million to expense of $0.1 million for the three months ended March 31, 2021 from a benefit of $1.2 million for the three months ended March 31, 2020 primarily attributable to the provisions of a full valuation allowance against net operating losses incurred during the quarter.

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

The following table is a reconciliation of our GAAP net loss to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three months ended March 31, 2021 and 2020 (in thousands):

	For the three months ended March 31,
	2021	2020
Net loss	$(79,117)	$(30,829)
Preferred dividends	(6,279)	(6,279)
Depreciation and amortization	46,943	49,173
Gain on sale of hotel properties, net	(1,083)	(102)
Impairment losses	5,946	—
Noncontrolling interest in consolidated joint ventures	736	1,313
Adjustments related to consolidated joint ventures (1)	(75)	(75)
Adjustments related to unconsolidated joint ventures (2)	294	494
FFO	(32,635)	13,695
Transaction costs	60	10
Amortization of share-based compensation	2,752	2,696
Non-cash income tax benefit	—	(1,242)
Unrealized loss on discontinued cash flow hedges	—	1,557
Other expenses (3)	56	154
Adjusted FFO	$(29,767)	$16,870

(1)Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint ventures.
(2)Includes our ownership interest in the depreciation and amortization expense of the unconsolidated joint ventures.
(3)Represents income and expenses outside of the normal course of operations.

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

The following table is a reconciliation of our GAAP net loss to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2021 and 2020 (in thousands):

	For the three months ended March 31,
	2021	2020
Net loss	$(79,117)	$(30,829)
Depreciation and amortization	46,943	49,173
Interest expense, net of interest income	27,511	20,847
Income tax expense (benefit)	114	(1,150)
Adjustments related to unconsolidated joint ventures (1)	410	618
EBITDA	(4,139)	38,659
Gain on sale of hotel properties, net	(1,083)	(102)
Impairment losses	5,946	—
EBITDAre	724	38,557
Transaction costs	60	10
Amortization of share-based compensation	2,752	2,696
Other expenses (2)	56	154
Adjusted EBITDA	$3,592	$41,417

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint ventures.
(2)Represents income and expenses outside of the normal course of operations.

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

Our long-term liquidity requirements consist primarily of the funds necessary to pay for the costs of acquiring hotel properties, redevelopments, conversions, renovations and other capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, at maturity or otherwise.

Due to the COVID-19 pandemic, we continue to operate open hotels under aggressive operating cost containment plans, including significantly reduced staffing, elimination of non-essential amenities and services, and the closure of most food and beverage outlets. We believe the ongoing effects of the COVID-19 pandemic on our operations continue to have a material adverse impact on our financial results and liquidity, and such adverse impact may continue well beyond the containment of such outbreak and vaccine distribution.

We can make no assurances that the assumptions used to estimate our liquidity requirements will remain accurate because the magnitude, duration and speed of the COVID-19 pandemic are uncertain. These uncertainties make it difficult to predict the impact on our business, financial condition or near- or longer-term financial or operational results with certainty.

We have taken further actions to improve our liquidity position, including capital expenditure and operating expense reductions, suspending ROI initiatives, and reducing dividend payments on our common shares. In addition, during the year ended December 31, 2020, we entered into two amendments to our Revolver and Term Loans. The amendments suspend the testing of all existing financial maintenance covenants under the Revolver and the Term Loan agreements for all periods through and including the fiscal quarter ending December 31, 2021 (the “Covenant Relief Period”). In addition, for periods following the Covenant Relief Period, the amendments modify certain covenant thresholds.

As of March 31, 2021, we had $681.2 million of cash and cash equivalents and restricted cash reserves.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow used in operating activities totaled $29.0 million and the net cash flow provided by operating activities totaled $30.1 million for the three months ended March 31, 2021 and 2020, respectively. Our cash flows used in or provided by operating activities generally consist of the net cash generated by or operating shortfalls from our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2021 and 2020.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $6.1 million for the three months ended March 31, 2021 primarily due to $9.9 million in routine capital improvements and additions to our hotel properties. The net cash flow used in investing activities was partially offset by $4.0 million in proceeds from the sale of a hotel property.

The net cash flow used in investing activities totaled $29.4 million for the three months ended March 31, 2020 primarily due to $31.0 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $218.5 million for the three months ended March 31, 2021 primarily due to $200.0 million in repayment on the Revolver, $8.5 million in repayment of term loans, $7.9 million in distributions to shareholders and unitholders, $1.3 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $0.9 million in scheduled mortgage loan principal payments.

The net cash flow provided by financing activities totaled $273.6 million for the three months ended March 31, 2020 primarily due to $400.0 million in borrowings on the Revolver. The net cash flow provided by financing activities was partially offset by $62.7 million in distributions to shareholders and unitholders, $63.2 million paid to repurchase common shares, and $0.6 million in scheduled mortgage loan principal payments.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2021, approximately $28.7 million was held in FF&E reserve accounts for future capital expenditures. In addition, due to the effects of the COVID-19 pandemic on our operations, we have worked with the brands, third-party managers, and lenders to allow the use of available restricted cash reserves to cover operating shortfalls at certain hotels.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2021, we had approximately $1.7 billion of total variable rate debt outstanding (or 73.9% of total indebtedness) with a weighted-average interest rate of 4.04% per annum. After taking into consideration the effect of interest rate swaps, 94.8% of our total indebtedness was fixed or effectively fixed. As of March 31, 2021, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $2.2 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2021, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2021	2022	2023	2024	2025	Total
Fixed rate debt (1)	$2,379	$140,386	$—	$—	$474,888	$617,653
Weighted-average interest rate	5.01%	5.01%	—%	—%	6.00%	5.77%
Variable rate debt (1)	$—	$341,525	$625,000	$381,000	$400,000	$1,747,525
Weighted-average interest rate (2)	—%	3.60%	4.73%	3.44%	3.92%	4.04%
Total (3)	$2,379	$481,911	$625,000	$381,000	$874,888	$2,365,178

(1)Excludes $6.0 million and $2.1 million of net deferred financing costs on the Term Loans and mortgage loans, respectively.
(2)The weighted-average interest rate gives effect to interest rate swaps, as applicable.
(3)Excludes a total of $20.9 million related to fair value adjustments on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of March 31, 2021, the estimated fair value of our fixed rate debt was $630.7 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $2.1 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.            Risk Factors

For a discussion of our potential risks and uncertainties, please refer to the "Risk Factors" sections in our Annual Report, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in our Annual Report.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2021 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended March 31, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2021 through January 31, 2021	387	$14.28	—	16,528,029
February 1, 2021 through February 28, 2021	82,857	$15.17	—	13,590,882
March 1, 2021 through March 31, 2021	—	$—	—	—
Total	83,244		—
(1)Includes surrendered common shares owned by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2015 Plan.
(2)The maximum number of shares that may yet be repurchased under the share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month. The share repurchase program was approved by the Company's board of trustees on February 14, 2020 and expired pursuant to its terms on February 28, 2021.

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

RLJ LODGING TRUST

Dated: May 6, 2021	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: May 6, 2021	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 6, 2021	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)