Form 10-Q
period 2021-06-30
RLJ Lodging Trust
filed 2021-08-06
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
As of July 30, 2021, 166,618,575 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Investment in hotel properties, net	$4,395,901	$4,486,416
Investment in unconsolidated joint ventures	6,891	6,798
Cash and cash equivalents	657,892	899,813
Restricted cash reserves	38,842	34,977
Hotel and other receivables, net of allowance of $90 and $292, respectively	25,352	13,346
Lease right-of-use assets	140,321	142,989
Prepaid expense and other assets	31,338	32,833
Total assets	$5,296,537	$5,617,172
Liabilities and Equity
Debt, net	$2,407,345	$2,587,731
Accounts payable and other liabilities	150,713	172,325
Advance deposits and deferred revenue	22,777	32,177
Lease liabilities	121,305	122,593
Accrued interest	6,140	6,206
Distributions payable	8,339	8,752
Total liabilities	2,716,619	2,929,784
Commitments and Contingencies (Note 11)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at June 30, 2021 and December 31, 2020	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 166,626,796 and 165,002,752 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,666	1,650
Additional paid-in capital	3,083,175	3,077,142
Accumulated other comprehensive loss	(36,297)	(69,050)
Distributions in excess of net earnings	(855,106)	(710,161)
Total shareholders’ equity	2,560,374	2,666,517
Noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	12,349	13,002
Noncontrolling interest in the Operating Partnership	7,195	7,869
Total noncontrolling interests	19,544	20,871
Total equity	2,579,918	2,687,388
Total liabilities and equity	$5,296,537	$5,617,172

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues
Operating revenues
Room revenue	$166,554	$27,853	$269,326	$246,745
Food and beverage revenue	12,983	1,271	19,225	32,039
Other revenue	14,717	3,467	25,255	19,289
Total revenues	194,254	32,591	313,806	298,073
Expenses
Operating expenses
Room expense	42,898	12,469	72,325	76,222
Food and beverage expense	8,709	1,801	13,265	28,181
Management and franchise fee expense	12,630	(1,827)	17,991	15,317
Other operating expense	56,883	37,933	106,003	118,890
Total property operating expenses	121,120	50,376	209,584	238,610
Depreciation and amortization	46,915	49,229	93,858	98,402
Impairment losses	—	—	5,946	—
Property tax, insurance and other	24,048	25,348	44,129	54,041
General and administrative	12,133	11,673	22,934	23,441
Transaction costs	195	20	255	30
Total operating expenses	204,411	136,646	376,706	414,524
Other (expense) income, net	(9,720)	282	(9,255)	859
Interest income	220	579	604	3,545
Interest expense	(26,366)	(23,794)	(54,261)	(47,607)
Gain (loss) on sale of hotel properties, net	103	(8)	1,186	94
Loss on extinguishment of indebtedness, net	(6,207)	—	(6,207)	—
Loss before equity in income (loss) from unconsolidated joint ventures	(52,127)	(126,996)	(130,833)	(159,560)
Equity in income (loss) from unconsolidated joint ventures	60	(975)	(238)	(390)
Loss before income tax (expense) benefit	(52,067)	(127,971)	(131,071)	(159,950)
Income tax (expense) benefit	(154)	11,805	(268)	12,955
Net loss	(52,221)	(116,166)	(131,339)	(146,995)
Net loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	506	524	1,242	1,837
Noncontrolling interest in the Operating Partnership	268	568	664	760
Net loss attributable to RLJ	(51,447)	(115,074)	(129,433)	(144,398)
Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Net loss attributable to common shareholders	$(57,726)	$(121,353)	$(141,990)	$(156,955)

Basic and diluted per common share data:
Net loss per share attributable to common shareholders	$(0.35)	$(0.74)	$(0.87)	$(0.95)
Weighted-average number of common shares	163,996,003	163,543,701	163,911,475	165,346,717

Comprehensive loss:
Net loss	$(52,221)	$(116,166)	$(131,339)	$(146,995)
Unrealized gain (loss) on interest rate derivatives	5,375	(6,582)	22,095	(63,059)
Reclassification of unrealized losses on discontinued cash flow hedges to other (expense) income, net	10,658	—	10,658	—
Comprehensive loss	(36,188)	(122,748)	(98,586)	(210,054)
Comprehensive loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	506	524	1,242	1,837
Noncontrolling interest in the Operating Partnership	268	568	664	760
Comprehensive loss attributable to RLJ	$(35,414)	$(121,656)	$(96,680)	$(207,457)

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2020	12,879,475	$366,936	165,002,752	$1,650	$3,077,142	$(710,161)	$(69,050)	$7,869	$13,002	$2,687,388
Net loss	—	—	—	—	—	(129,433)	—	(664)	(1,242)	(131,339)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	22,095	—	—	22,095
Reclassification of unrealized losses on discontinued cash flow hedges to other (expense) income, net	—	—	—	—	—	—	10,658	—	—	10,658
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	589	589
Issuance of restricted stock	—	—	1,759,193	17	(17)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	8,124	—	—	—	—	8,124
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(133,767)	(1)	(2,074)	—	—	—	—	(2,075)
Forfeiture of restricted stock	—	—	(1,382)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(12,557)	—	—	—	(12,557)
Distributions on common shares and units	—	—	—	—	—	(2,955)	—	(10)	—	(2,965)
Balance at June 30, 2021	12,879,475	$366,936	166,626,796	$1,666	$3,083,175	$(855,106)	$(36,297)	$7,195	$12,349	$2,579,918

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at March 31, 2021	12,879,475	$366,936	164,918,126	$1,649	$3,078,824	$(795,706)	$(52,330)	$7,470	$12,365	$2,619,208
Net loss	—	—	—	—	—	(51,447)	—	(268)	(506)	(52,221)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	5,375	—	—	5,375
Reclassification of unrealized losses on discontinued cash flow hedges to other (expense) income, net	—	—	—	—	—	—	10,658	—	—	10,658
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	490	490
Issuance of restricted stock	—	—	1,759,193	17	(17)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	5,180	—	—	—	—	5,180
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(50,523)	—	(812)	—	—	—	—	(812)
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(1,674)	—	(7)	—	(1,681)
Balance at June 30, 2021	12,879,475	$366,936	166,626,796	$1,666	$3,083,175	$(855,106)	$(36,297)	$7,195	$12,349	$2,579,918

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(131,339)	$(146,995)
Adjustments to reconcile net loss to cash flow used in operating activities:
Gain on sale of hotel properties, net	(1,186)	(94)
Loss on extinguishment of indebtedness, net	6,207	—
Depreciation and amortization	93,858	98,402
Amortization of deferred financing costs	2,685	2,067
Other amortization	(1,177)	(1,192)
Reclassification of unrealized losses on discontinued cash flow hedges to other (expense) income, net	10,658	—
Unrealized loss on discontinued cash flow hedges	—	1,186
Equity in loss from unconsolidated joint ventures	238	390
Impairment losses	5,946	—
Amortization of share-based compensation	7,600	6,021
Deferred income taxes	—	(13,062)
Changes in assets and liabilities:
Hotel and other receivables, net	(12,071)	28,352
Prepaid expense and other assets	1,969	16,176
Accounts payable and other liabilities	2,058	(31,642)
Advance deposits and deferred revenue	(9,399)	(16,243)
Accrued interest	(66)	2,268
Net cash flow used in operating activities	(24,019)	(54,366)
Cash flows from investing activities
Proceeds from the sale of hotel properties, net	16,268	94
Improvements and additions to hotel properties	(25,087)	(44,678)
Purchase deposits	(1,500)	—
Contributions to unconsolidated joint ventures	(331)	(100)
Distributions from unconsolidated joint ventures in excess of earnings	—	1,577
Net cash flow used in investing activities	(10,650)	(43,107)
Cash flows from financing activities
Borrowings under Revolver	—	400,000
Repayment of Revolver	(200,000)	—
Proceeds from issuance of $500 Million Senior Notes due 2026	500,000	—
Scheduled mortgage loan principal payments	(1,488)	(1,687)
Repayments of Term Loans	(356,338)	—
Repayments of mortgage loans	(120,469)	—
Repurchase of common shares under a share repurchase program	—	(62,605)
Repurchase of common shares to satisfy employee tax withholding requirements	(2,075)	(849)
Distributions on preferred shares	(12,557)	(12,557)
Distributions on common shares	(3,369)	(57,700)
Distributions on and redemption of Operating Partnership units	(10)	(427)
Payments of deferred financing costs	(7,670)	(2,106)
Contributions from consolidated joint venture partners	589	1,264
Net cash flow (used in) provided by financing activities	(203,387)	263,333
Net change in cash, cash equivalents, and restricted cash reserves	(238,056)	165,860
Cash, cash equivalents, and restricted cash reserves, beginning of year	934,790	927,160
Cash, cash equivalents, and restricted cash reserves, end of period	$696,734	$1,093,020

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2021, there were 167,399,089 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of June 30, 2021, the Company owned 100 hotel properties with approximately 22,400 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 96 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 98 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotel properties in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 99 of the 100 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

COVID-19

The global outbreak of the novel coronavirus, or COVID-19, and the public health measures that have been undertaken in response have had, and will likely continue to have, a material impact on the Company's financial results and liquidity. Since the extent to which the COVID-19 pandemic will continue to impact the Company's operations will depend on future developments that are highly uncertain, the Company cannot estimate the impact on its business, financial condition or near- or longer-term financial or operational results with reasonable certainty. As of June 30, 2021, operations at 2 hotels located in New York City remained suspended. The Company will continue to evaluate reopening these hotels based on market conditions and other factors. All open hotels are currently operating under aggressive operating cost containment plans, including reduced staffing, elimination of non-essential amenities and services, and modified food and beverage offerings.

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

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Land and improvements	$1,086,138	$1,089,597
Buildings and improvements	4,072,090	4,084,712
Furniture, fixtures and equipment	695,164	697,404
	5,853,392	5,871,713
Accumulated depreciation	(1,457,491)	(1,385,297)
Investment in hotel properties, net	$4,395,901	$4,486,416

For the three and six months ended June 30, 2021, the Company recognized depreciation expense related to its investment in hotel properties of approximately $46.8 million and $93.6 million, respectively. For the three and six months ended June 30, 2020, the Company recognized depreciation expense related to its investment in hotel properties of approximately $49.0 million and $97.9 million, respectively.

Impairment

During the six months ended June 30, 2021, the Company entered into purchase and sale agreements to sell two hotel properties with an aggregate book value of approximately $18.5 million. The Company recorded impairment losses of $5.9 million to write down the hotel properties to fair value during the three months ended March 31, 2021. The sales of these two hotel properties closed in May 2021.

4.              Investment in Unconsolidated Joint Ventures

As of June 30, 2021 and December 31, 2020, the Company owned 50% interests in joint ventures that owned two hotel properties. During the year ended December 31, 2020, one of the unconsolidated joint ventures determined the property ground lease will terminate on October 31, 2021 and the property will revert to the ground lessor at that time.

The Company accounts for the investments in its unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in income (loss) from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of June 30, 2021 and December 31, 2020, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	June 30, 2021	December 31, 2020
Equity basis of the joint venture investments	$(6,283)	$(6,687)
Cost of the joint venture investments in excess of the joint venture book value	13,174	13,485
Investment in unconsolidated joint ventures	$6,891	$6,798

The following table summarizes the components of the Company's equity in income (loss) from unconsolidated joint ventures (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating income (loss)	$215	$(695)	$73	$170
Depreciation of cost in excess of book value	(155)	(280)	(311)	(560)
Equity in income (loss) income from unconsolidated joint ventures	$60	$(975)	$(238)	$(390)

5.            Sale of Hotel Properties

During the six months ended June 30, 2021, the Company sold three hotel properties in three separate transactions for a combined sales price of approximately $17.7 million. In connection with these transactions, the Company recorded a net gain of $1.2 million, which is included in gain (loss) on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive loss.

The following table discloses the hotel properties that were sold during the six months ended June 30, 2021:

Hotel Property Name	Location	Sale Date	Rooms
Courtyard Houston Sugarland	Stafford, TX	January 21, 2021	112
Residence Inn Indianapolis Fishers	Indianapolis, IN	May 10, 2021	78
Residence Inn Chicago Naperville	Warrenville, IL	May 12, 2021	130
		Total	320

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended June 30, 2021				For the three months ended June 30, 2020
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$28,175	$3,483	$2,177	$33,835	$2,449	$143	$291	$2,883
Southern California	22,560	1,384	2,524	26,468	5,064	270	654	5,988
Northern California	14,563	428	1,043	16,034	2,716	16	483	3,215
Chicago	12,131	1,681	573	14,385	2,964	385	139	3,488
Charleston	8,520	1,161	541	10,222	1,507	118	129	1,754
Houston	7,248	167	769	8,184	1,463	6	167	1,636
New York City	6,622	266	273	7,161	2,618	6	65	2,689
Austin	5,952	317	709	6,978	525	28	509	1,062
Denver	5,519	899	227	6,645	691	6	87	784
Washington, DC	5,944	60	476	6,480	1,931	170	98	2,199
Pittsburgh	5,440	706	204	6,350	608	32	75	715
Louisville	3,551	942	667	5,160	292	—	9	301
New Orleans	4,657	29	658	5,344	29	—	72	101
Orlando	4,120	254	894	5,268	(17)	—	51	34
Atlanta	4,501	83	605	5,189	474	11	172	657
Other	27,051	1,123	2,377	30,551	4,539	80	466	5,085
Total	$166,554	$12,983	$14,717	$194,254	$27,853	$1,271	$3,467	$32,591

	For the six months ended June 30, 2021				For the six months ended June 30, 2020
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$49,003	$5,848	$3,933	$58,784	$33,572	$4,639	$2,243	$40,454
Southern California	34,465	1,722	3,931	40,118	28,924	3,132	2,798	34,854
Northern California	23,407	645	1,743	25,795	36,227	3,801	1,788	41,816
Chicago	18,522	2,365	931	21,818	11,878	2,606	605	15,089
Houston	12,571	265	1,437	14,273	12,402	720	1,141	14,263
Charleston	11,698	1,461	942	14,101	6,474	1,465	491	8,430
Pittsburgh	10,070	943	374	11,387	5,228	1,137	372	6,737
Austin	9,559	539	1,188	11,286	8,033	1,289	1,759	11,081
Washington DC	10,079	89	760	10,928	10,755	370	639	11,764
New York City	9,860	283	402	10,545	18,913	2,140	999	22,052
Denver	7,720	1,297	557	9,574	7,450	2,274	423	10,147
Orlando	6,967	387	1,719	9,073	5,707	417	607	6,731
Atlanta	7,649	151	1,098	8,898	7,038	421	723	8,182
New Orleans	7,007	29	1,041	8,077	7,310	306	791	8,407
Louisville	5,332	1,310	1,022	7,664	6,190	3,778	871	10,839
Other	45,417	1,891	4,177	51,485	40,644	3,544	3,039	47,227
Total	$269,326	$19,225	$25,255	$313,806	$246,745	$32,039	$19,289	$298,073

Trade Receivables

The Company has historically only experienced de minimis credit losses in hotel-level trade receivables. As of June 30, 2021, the Company reviewed its allowance for doubtful accounts and concluded that it was adequate.

7.              Debt

The Company's debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
$500 Million Senior Notes due 2026, net	$492,746	$—
$475 Million Senior Notes due 2025, net	493,397	495,759
Revolver	200,000	400,000
Term Loans, net	814,225	1,168,304
Mortgage loans, net	406,977	523,668
Debt, net	$2,407,345	$2,587,731

$500 Million Senior Notes due 2026

In June 2021, the Operating Partnership issued an aggregate of $500.0 million of its 3.750% senior secured notes due 2026 (the "$500 Million Senior Notes due 2026") under an indenture, dated as of June 17, 2021, among the Operating Partnership, the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The $500 Million Senior Notes due 2026 were sold in the United States only to accredited investors pursuant to an exemption from the Securities Act of 1933, as amended (the “Securities Act”), and subsequently resold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in accordance with Regulation S under the Securities Act. The $500 Million Senior Notes due 2026 will mature on July 1, 2026 and bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2022. The Company used the net proceeds of the offering of the $500 Million Senior Notes due 2026 to partially repay indebtedness under the Company's Term Loans (as defined below) and secured mortgage indebtedness, as well as for any costs and expenses related thereto. During the six months ended June 30, 2021, the Company capitalized $7.4 million of deferred financing costs related to the issuance of the $500 Million Senior Notes due 2026.

The $500 Million Senior Notes due 2026 are fully and unconditionally guaranteed, jointly and severally, by the Company, the sole general and majority limited partner of the Operating Partnership, and certain of the Operating Partnership’s subsidiaries that incur and guarantee any indebtedness under the Company’s credit facilities, any additional first lien obligations or certain other bank indebtedness (each, a “Subsidiary Guarantor”). The $500 Million Senior Notes due 2026 are secured, subject to certain permitted liens, by a first priority security interest in all of the equity interests owned by the Operating Partnership and certain of the Subsidiary Guarantors (each, a “Secured Guarantor”) in certain of the other Subsidiary Guarantors (the “Collateral”), which Collateral also secures the obligations under the Company’s credit facilities on a first priority basis. The Collateral securing the $500 Million Senior Notes due 2026 may be released in full prior to the maturity of the $500 Million Senior Notes due 2026 if the Operating Partnership and the Company achieve compliance with certain financial covenant requirements, after which the $500 Million Senior Notes due 2026 will be unsecured.

At any time prior to July 1, 2023, the Operating Partnership may redeem the $500 Million Senior Notes due 2026, in whole or in part, at a redemption price equal to 100.0% of the accrued principal amount thereof plus any unpaid interest earned through the redemption date plus a make-whole premium. At any time on or after July 1, 2023, the Operating Partnership may redeem the $500 Million Senior Notes due 2026, in whole or in part, at a redemption price of (i) 101.875% of the principal amount should such redemption occur before July 1, 2024, (ii) 100.938% of the principal amount should redemption occur before July 1, 2025, and (iii) 100.000% of the principal amount should such redemption occur on or after July 1, 2025, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The indenture governing the $500 Million Senior Notes due 2026 contains customary covenants that will limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to incur additional debt, create liens on assets, make distributions and pay dividends, make certain types of investments, issue guarantees of indebtedness, and make certain restricted payments. These limitations are subject to a number of exceptions and qualifications set forth in the indenture.

A summary of the various restrictive covenants for the $500 Million Senior Notes due 2026 are as follows:

	Covenant	Compliance
Consolidated Indebtedness less than Adjusted Total Assets	< .65x	Yes
Consolidated Secured Indebtedness less than Adjusted Total Assets	< .45x	Yes
Unencumbered Asset to Unencumbered Debt Ratio	> 150.0%	Yes
Interest Coverage Ratio	> 1.5x	No

As of June 30, 2021, the Company was in compliance with all maintenance and incurrence covenants associated with the $500 Million Senior Notes due 2026 except the interest coverage ratio. Failure to meet the incurrence covenant does not, in and of itself, constitute an event of default under the $500 Million Senior Notes due 2026 indenture.

$475 Million Senior Notes due 2025

The Company's $475.0 million senior notes due 2025 are referred to as the "$475 Million Senior Notes due 2025." The Company's $475 Million Senior Notes due 2025 consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate	Maturity Date	June 30, 2021	December 31, 2020
$475 Million Senior Notes due 2025 (1) (2) (3)	6.00%	June 2025	$493,397	$495,759
(1)Requires payments of interest only through maturity.
(2)The $475 Million Senior Notes due 2025 include $18.5 million and $20.9 million at June 30, 2021 and December 31, 2020, respectively, related to acquisition related fair value adjustments on the $475 Million Senior Notes due 2025.
(3)The Company has the option to redeem the $475 Million Senior Notes due 2025 at a price of 102.0% of face value.

The $475 Million Senior Notes due 2025 are subject to a maximum unsecured leverage maintenance covenant, which is based on asset value that is calculated at historical cost. In addition, the $475 Million Senior Notes due 2025 are subject to various incurrence covenants that limit the ability of the Company's subsidiary, FelCor Lodging Limited Partnership ("FelCor LP"), to incur additional debt if these covenants are violated. Failure to meet these incurrence covenant thresholds does not, in and of itself, constitute an event of default under the $475 Million Senior Notes due 2025 indenture. As of June 30, 2021, the Company was in compliance with all maintenance and incurrence covenants except the interest coverage ratio. As a result, FelCor LP is currently prohibited from incurring additional debt.

Revolver and Term Loans

The Company has the following credit agreements in place:

•$600.0 million revolving credit facility with a scheduled maturity date of May 18, 2024 and a one year extension option if certain conditions are satisfied (the "Revolver");
•$400.0 million term loan with a scheduled maturity date of January 25, 2023 (the "$400 Million Term Loan Maturing 2023");
•$225.0 million term loan with a scheduled maturity date of January 25, 2023 (the "$225 Million Term Loan Maturing 2023"); and
•$150.0 million term loan with a scheduled maturity date of June 10, 2023 (the "$150 Million Term Loan Maturing 2023"); and
•$400.0 million term loan with a scheduled maturity date of May 18, 2025 (the "$400 Million Term Loan Maturing 2025").
The $400 Million Term Loan Maturing 2023, the $225 Million Term Loan Maturing 2023, $150 Million Term Loan Maturing 2023, and the $400 Million Term Loan Maturing 2025 are collectively the "Term Loans."

The Company's credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at June 30, 2021 (1)	Maturity Date	June 30, 2021	December 31, 2020
Revolver (2)	3.53%	May 2024	$200,000	$400,000
$400 Million Term Loan Maturing 2023 (3)	4.73%	January 2023	203,944	400,000
$225 Million Term Loan Maturing 2023 (4)	4.72%	January 2023	114,718	225,000
$150 Million Term Loan Maturing 2023 (5)	4.66%	June 2023	100,000	150,000
$400 Million Term Loan Maturing 2025	4.37%	May 2025	400,000	400,000
			1,018,662	1,575,000
Deferred financing costs, net (6)			(4,437)	(6,696)
Total Revolver and Term Loans, net			$1,014,225	$1,568,304

(1)Interest rate at June 30, 2021 gives effect to interest rate hedges.

(2)At June 30, 2021 and December 31, 2020, there was $400.0 million and $200.0 million of remaining capacity on the Revolver, respectively. The Company also has the ability to extend the maturity date for an additional one year period ending May 2025 if certain conditions are satisfied.
(3)The Company utilized $196.1 million of the proceeds from the issuance of the $500 Million Senior Notes due 2026 to reduce the outstanding principal balance of this term loan.
(4)The Company utilized $110.3 million of the proceeds from the issuance of the $500 Million Senior Notes due 2026 to reduce the outstanding principal balance of this term loan.
(5)Pursuant to the terms under the Company's credit agreements, the Company utilized $20.8 million of the proceeds from hotel dispositions and $29.2 million of the proceeds from the issuance of the $500 Million Senior Notes due 2026 to reduce the outstanding principal balance of this term loan. In addition, the Company has the option to extend the maturity one additional year to June 2024.
(6)Excludes $3.5 million and $4.1 million as of June 30, 2021 and December 31, 2020, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

The Revolver and Term Loans are subject to various financial covenants. A summary of the most restrictive covenants is as follows:

	Covenant	Compliance
Leverage ratio (1)	<= 7.00x	N/A (3)
Fixed charge coverage ratio (2)	>= 1.50x	N/A (3)
Secured indebtedness ratio	<= 45.0%	N/A (3)
Unencumbered indebtedness ratio	<= 60.0%	N/A (3)
Unencumbered debt service coverage ratio	>= 2.00x	N/A (3)
Maintain minimum liquidity level	>= $150.0 million	Yes

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

In June 2021, the Company amended its Revolver and Term Loans. The amendments extend by one fiscal quarter the suspension of testing of all existing financial maintenance covenants under the Revolver and the Term Loan agreements for all periods through and including the fiscal quarter ending March 31, 2022 (the “Covenant Relief Period”). In addition, for periods following the Covenant Relief Period, the amendments modify certain covenant thresholds.

As part of the Revolver and Term Loans amendment in June 2021, the Company amended the $150 Million Term Loan Maturing 2023 to extend the maturity for $100.0 million of the original principal balance from January 2022 to June 2023 with an option to extend the maturity by one year to June 2024. The applicable margin on the interest rate will be 3.0% for LIBOR loans and 2.0% for base rate loans until the end of the Leverage Relief Period, as defined in the existing credit agreement. After the end of the leverage relief period, the applicable margin will revert to the original leverage- or ratings-based pricing.

Through the date that the financial statements are delivered for the quarter ending June 30, 2022 (the "Restriction Period"), the Company is subject to various restrictions including, but not limited to, the requirement to pledge the equity interests in certain subsidiaries that own unencumbered properties to secure the Revolver and Term Loans, asset sales, equity issuances and incurrences of indebtedness will, subject to various exceptions, continue to be required to be applied as a mandatory prepayment of certain amounts outstanding under the Revolver and the Term Loans. In addition, the restrictions limit the ability of the Company and its subsidiaries to incur additional indebtedness and make prepayments of indebtedness, increase dividends and distributions, make capital expenditures over $150.0 million in each of the 2021 and 2022 calendar years through the last day of the Restriction Period, and make investments, including certain acquisitions over $300.0 million or $150.0 million, dependent upon the outstanding balance of the Company's Revolver. All of these limitations are subject to various exceptions. The Company is also required to maintain minimum liquidity, as defined in the amendments, of $150.0 million until certain leverage thresholds are met.

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

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate at June 30, 2021	Maturity Date		June 30, 2021	December 31, 2020
Mortgage loan (1)	7	3.30%	April 2022	(5)	$200,000	$200,000
Mortgage loan (2)	1	4.94%	October 2022		27,606	27,972
Mortgage loan (1)	4	2.77%	April 2024	(5)	85,000	85,000
Mortgage loan (1)	3	3.35%	April 2024	(5)	96,000	96,000
Mortgage loan (3)	1	—	June 2022	(6)	—	30,332
Mortgage loan (4)	3	—	October 2022	(6)	—	86,775
	19				408,606	526,079
Deferred financing costs, net					(1,629)	(2,411)
Total mortgage loans, net					$406,977	$523,668

(1)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(2)Includes $0.2 million and $0.3 million at June 30, 2021 and December 31, 2020, respectively, related to a fair value adjustment on the mortgage loan. In July 2021, the Company paid off the mortgage loan in full and paid approximately $1.3 million in termination costs using the proceeds from the issuance of the $500 Million Senior Notes due 2026.
(3)Includes $0.3 million at December 31, 2020 related to a fair value adjustment on a mortgage loan.
(4)Includes $0.9 million at December 31, 2020 related to fair value adjustments on the mortgage loans.
(5)The mortgage loan provides two one year extension options.
(6)In June 2021, the Company paid off the mortgage loan(s) in full and paid approximately $5.7 million in termination costs using the proceeds from the issuance of the $500 Million Senior Notes due 2026.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. In addition certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. At June 30, 2021, all four mortgage loans were below the DSCR threshold and were in a cash trap event. At June 30, 2021, there was approximately $9.4 million of restricted cash held by lenders due to the cash trap event. This includes approximately $1.8 million of restricted cash held by lenders on mortgage loans that were paid off in June 2021 and subsequent to June 30, 2021, the Company received these funds back.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Senior Notes	$6,685	$5,940	$12,627	$11,883
Revolver and Term Loans	14,023	12,705	31,201	23,356
Mortgage loans	4,294	4,475	7,748	9,115
Amortization of deferred financing costs	1,364	1,045	2,685	2,067
Undesignated interest rate swaps	—	(371)	—	1,186
Total interest expense	$26,366	$23,794	$54,261	$47,607

8.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Swap-cash flow	1.15%	April 2021	$—	$100,000	$—	$(398)
Swap-cash flow	1.20%	April 2021	—	100,000	—	(418)
Swap-cash flow	2.15%	April 2021	—	75,000	—	(594)
Swap-cash flow	1.91%	April 2021	—	75,000	—	(523)
Swap-cash flow	1.61%	June 2021	50,000	50,000	—	(433)
Swap-cash flow	1.56%	June 2021	50,000	50,000	—	(416)
Swap-cash flow	1.71%	June 2021	50,000	50,000	—	(462)
Swap-cash flow (1)	2.29%	December 2022	200,000	200,000	(6,759)	(9,044)
Swap-cash flow (2)	2.29%	December 2022	125,000	125,000	(4,220)	(5,648)
Swap-cash flow (3)	2.38%	December 2022	87,780	200,000	(3,097)	(9,436)
Swap-cash flow (4)	2.38%	December 2022	36,875	100,000	(1,301)	(4,716)
Swap-cash flow	2.75%	November 2023	100,000	100,000	(5,935)	(7,635)
Swap-cash flow	2.51%	December 2023	75,000	75,000	(4,197)	(5,284)
Swap-cash flow	2.39%	December 2023	75,000	75,000	(3,962)	(5,012)
Swap-cash flow	1.35%	September 2021	49,000	49,000	(157)	(454)
Swap-cash flow	1.28%	September 2022	100,000	100,000	(1,452)	(2,035)
Swap-cash flow (5)	1.24%	September 2025	150,000	150,000	(3,074)	(5,508)
Swap-cash flow	1.16%	April 2024	50,000	50,000	(1,069)	(1,464)
Swap-cash flow	1.20%	April 2024	50,000	50,000	(1,129)	(1,526)
Swap-cash flow	1.15%	April 2024	50,000	50,000	(1,056)	(1,450)
Swap-cash flow	1.10%	April 2024	50,000	50,000	(983)	(1,374)
Swap-cash flow	0.98%	April 2024	25,000	25,000	(404)	(596)
Swap-cash flow	0.95%	April 2024	25,000	25,000	(382)	(573)
Swap-cash flow	0.93%	April 2024	25,000	25,000	(367)	(558)
Swap-cash flow	0.90%	April 2024	25,000	25,000	(345)	(535)
Swap-cash flow	0.85%	December 2024	50,000	50,000	(520)	(1,249)
Swap-cash flow	0.75%	December 2024	50,000	50,000	(343)	(1,047)
Swap-cash flow (6)	0.65%	January 2026	50,000	50,000	248	(662)
			$1,598,655	$2,124,000	$(40,504)	$(69,050)

(1)In June 2021, the Company paid down a portion of its Term Loans and dedesignated approximately $83.8 million of the original $200.0 million notional value of this swap as the hedged forecasted transactions were no longer probable of occurring as a result of the debt paydown. Therefore, the Company reclassified approximately $2.8 million of unrealized losses included in other comprehensive loss to other (expense) income, net, in the consolidated statements of operations and comprehensive loss. The portion of the swap that was dedesignated was subsequently redesignated and the amounts related to the initial fair value of $2.8 million that are recorded in other comprehensive loss during the new hedging relationship will be reclassified to earnings on a straight line basis over the remaining life of the swap.
(2)In June 2021, the Company paid down a portion of its Term Loans and dedesignated approximately $47.2 million of the original $125.0 million notional value of this swap as the hedged forecasted transactions were no longer probable of occurring as a result of the debt paydown. Therefore, the Company reclassified approximately $1.6 million of unrealized losses included in other comprehensive loss to other (expense) income, net, in the consolidated statements of operations and comprehensive loss. The portion of the swap that was dedesignated was subsequently redesignated and the amounts related to the initial fair value of $1.6 million that are recorded in other comprehensive loss during the new hedging relationship will be reclassified to earnings on a straight line basis over the remaining life of the swap.

(3)In June 2021, the Company paid down a portion of its Term Loans and terminated approximately $112.2 million of the original $200.0 million notional value of this swap as the hedged forecasted transactions were no longer probable of occurring as result of the debt paydown in June 2021. As part of the swap termination, the Company paid approximately $2.2 million to terminate a portion of this swap. In addition, the Company reclassified this swap resulting in the reclassification of approximately $2.2 million of the unrealized losses included in accumulated other comprehensive loss to other (expense) income, net, in the consolidated statements of operations and comprehensive loss.
(4)In June 2021, the Company paid down a portion of its Term Loans and terminated approximately $63.1 million of the original $100.0 million notional value of this swap as the hedged forecasted transactions were no longer probable of occurring as result of the debt paydown in June 2021. As part of the swap termination, the Company paid approximately $4.0 million to terminate a portion of this swap. In addition, the Company reclassified this swap resulting in the reclassification of approximately $4.0 million of the unrealized losses included in accumulated other comprehensive loss to other (expense) income, net, in the consolidated statements of operations and comprehensive loss.
(5)Effective in September 2021.
(6)Effective in July 2021.

As of June 30, 2021 and December 31, 2020, the aggregate fair value of the interest rate swap liabilities of $40.8 million and $69.1 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets. As of June 30, 2021, the aggregate fair value of the interest rate swap assets of $0.2 million was included in prepaid expense and other assets in the accompanying consolidated balance sheets.

As of June 30, 2021 and December 31, 2020, there was approximately $40.5 million and $69.1 million, respectively, of unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the three or six month periods ended June 30, 2021 or 2020. For the three and six months ended June 30, 2021, approximately $6.6 million and $13.9 million, respectively, of the amounts included in accumulated other comprehensive loss were reclassified into interest expense for the interest rate swaps that have been designated as cash flow hedges. For the three and six months ended June 30, 2020, approximately, $5.5 million and $6.3 million, respectively, of the amounts included in accumulated other comprehensive loss were reclassified into interest expense for the interest rate swaps that have been designated as cash flow hedges. Approximately $19.8 million of the unrealized losses included in accumulated other comprehensive loss at June 30, 2021 is expected to be reclassified into interest expense within the next 12 months.

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

•Debt — The Company estimated the fair value of the $500 Million Senior Notes due 2026 and $475 Million Senior Notes due 2025 by using publicly available trading prices, which are Level 2 inputs in the fair value hierarchy. The Company estimated the fair value of the Revolver and Term Loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms, which are Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy.

The fair value of the Company's debt was as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
$500 Million Senior Notes due 2026, net	$492,746	$505,490	$—	$—
$475 Million Senior Notes due 2025, net	493,397	485,877	495,759	484,229
Revolver and Term Loans, net	1,014,225	1,002,808	1,568,304	1,543,636
Mortgage loans, net	406,977	398,564	523,668	512,118
Debt, net	$2,407,345	$2,392,739	$2,587,731	$2,539,983

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 (in thousands):

	Fair Value at June 30, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$248	$—	$248
Interest rate swap liability	—	(40,752)	—	(40,752)
Total	$—	$(40,504)	$—	$(40,504)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap liability	$—	$(69,050)	$—	$(69,050)
Total	$—	$(69,050)	$—	$(69,050)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of June 30, 2021 and December 31, 2020.

11.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents). The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of June 30, 2021 and December 31, 2020, approximately $38.8 million and $35.0 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes, insurance and debt obligations where certain lenders held restricted cash due to a cash trap event. In addition, due to the effects of the COVID-19 pandemic on its operations, the Company has worked with the hotel brands, third-party managers and lenders to allow the use of available restricted cash reserves to cover operating shortfalls at certain hotels.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of June 30, 2021, 99 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from one to 25 years. This number includes 29 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 3.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2021, the Company incurred management fee expense of approximately $6.2 million and $9.4 million, respectively. For the three and six months ended June 30, 2020, the Company incurred management fee expense of approximately $0.6 million and $8.5 million, respectively.

Franchise Agreements

As of June 30, 2021, 69 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 29 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, one hotel is not operated with a hotel brand so it does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2021, the Company incurred franchise fee expense of approximately $11.0 million and $17.6 million, respectively. For the three and six months ended June 30, 2020, the Company incurred franchise fee expense of approximately $1.8 million and $15.6 million, respectively.

Wyndham Agreements

In 2019, the Company entered into an agreement with Wyndham to terminate the net operating income guarantee and received termination payments totaling $36.0 million from Wyndham, which amount is included in advance deposits and deferred revenue in the accompanying consolidated balance sheets. Effective January 1, 2020, the Company began recognizing the termination payments over the estimated term of the transitional agreements as a reduction to management and franchise fee expense in the consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2021, the Company extended the management and franchise agreements through December 31, 2022 for six and eight Wyndham properties, respectively. For the three and six months ended June 30, 2021, the Company recognized approximately $4.5 million and $9.1 million, respectively, as a reduction to management and franchise fee expense related to the amortization of the termination payments. For the three and six months ended June 30, 2020, the Company recognized $4.2 million and $8.8 million, respectively, as a reduction to management and franchise fee expense related to the amortization of the termination payments.

12.       Equity

Common Shares of Beneficial Interest

During the six months ended June 30, 2021, the Company did not repurchase any common shares.

During the six months ended June 30, 2020, the Company repurchased and retired 5,489,335 common shares for approximately $62.6 million.

During the six months ended June 30, 2021 and 2020, the Company declared a cash dividend of $0.01 per common share in each of the first and second quarters of 2021 and 2020.

Series A Preferred Shares

During the six months ended June 30, 2021 and 2020, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first and second quarters of 2021 and 2020.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of June 30, 2021, 772,293 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

13.       Equity Incentive Plan

The Company may issue share-based awards to officers, employees, non-employee trustees and other eligible persons under the RLJ Lodging Trust 2021 Equity Incentive Plan (the "2021 Plan"), which was approved by the Company's shareholders on April 30, 2021. The 2021 Plan provides for a maximum of 6,828,527 common shares to be issued in the form of share options, share appreciation rights, restricted share awards, unrestricted share awards, share units, dividend equivalent rights, long-term incentive units, other equity-based awards and cash bonus awards.

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

A summary of the unvested restricted shares as of June 30, 2021 is as follows:

	2021
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	1,252,228	$15.17
Granted	1,733,358	15.93
Vested	(408,776)	15.46
Forfeited	(1,382)	11.29
Unvested at June 30, 2021	2,575,428	$15.64

For the three and six months ended June 30, 2021, the Company recognized approximately $3.0 million and $4.9 million, respectively, of share-based compensation expense related to restricted share awards. For the three and six months ended June 30, 2020, the Company recognized approximately $2.3 million and $4.4 million, respectively, of share-based compensation expense related to restricted share awards. As of June 30, 2021, there was $36.0 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.6 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the six months ended June 30, 2021 and 2020 was approximately $6.3 million and $2.8 million, respectively.

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
The performance units granted in 2021 vest at the end of a three year period. These performance units may convert into restricted shares at a range of 0% to 200% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return (25% of award) and a relative shareholder return (75% of award) over the measurement period at specified percentiles of the peer group, as defined by the awards. At the end of the performance units measurement period the target criterion is met, 100% of the performance units that are earned will vest immediately. The award recipients will not be entitled to receive any dividends prior to the date of conversion. For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the performance units measurement period. For performance units granted in 2021, the Company estimates the compensation expense for the performance units on a straight-line basis using a calculation that recognizes 100% of the grant date fair value over three years.
A summary of the performance unit awards is as follows:

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range	Risk Free Interest Rate	Volatility
February 2018 (1)	264,000	$13.99	0% to 150%	2.42%	27.44%
February 2019	260,000	$19.16	0% to 200%	2.52%	27.19%
February 2020	489,000	$11.59	0% to 200%	1.08%	23.46%
February 2021	431,151	$20.90	0% to 200%	0.23%	69.47%
(1) In February 2021, following the end of the measurement period, the Company met certain threshold criterion and the performance units were converted into approximately 26,000 restricted shares.

For the three and six months ended June 30, 2021, the Company recognized approximately $1.8 million and $2.7 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and six months ended June 30, 2020, the Company recognized approximately $1.1 million and $1.6 million, respectively, of share-based compensation expense related to the performance unit awards. As of June 30, 2021, there was $13.1 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.3 years.

 As of June 30, 2021, there were 3,938,976 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and six months ended June 30, 2021 and 2020, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to RLJ	$(51,447)	$(115,074)	$(129,433)	$(144,398)
Less: Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Less: Dividends paid on unvested restricted shares	(26)	(15)	(36)	(29)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	—	—
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(57,752)	$(121,368)	$(142,026)	$(156,984)

Denominator:
Weighted-average number of common shares - basic and diluted	163,996,003	163,543,701	163,911,475	165,346,717

Net loss per share attributable to common shareholders - basic and diluted	$(0.35)	$(0.74)	$(0.87)	$(0.95)

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$657,892	$1,048,442
Restricted cash reserves	38,842	44,578
Cash, cash equivalents, and restricted cash reserves	$696,734	$1,093,020

Interest paid	$54,603	$44,870

Income taxes paid	$154	$187

Operating cash flow lease payments for operating leases	$5,718	$6,466

Supplemental investing and financing transactions
In connection with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$17,677	$—
Transaction costs	(980)	94
Operating prorations	(429)	—
Proceeds from the sale of hotel properties, net	$16,268	$94

Supplemental non-cash transactions
Accrued capital expenditures	$6,065	$7,770

16.       Subsequent Events

In July and August 2021, the Company sold three hotel properties in three separate transactions for a combined sales price of approximately $21.8 million.

In August 2021, the Company acquired the 186-room Hampton Inn and Suites Atlanta Midtown, located in Atlanta, Georgia, for $58.0 million, using cash on hand.

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

Statement Regarding Forward-Looking Information

The following information contains certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the use of the words "believe," "project," "expect," "anticipate," "estimate," "plan," "may," "will," "will continue," "intend," "should," or similar expressions.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continued adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows and performance, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including the duration of the pandemic and its impact on the demand for travel and on levels of consumer confidence, the actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, travel and economic activity, the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines and their effectiveness against emerging variants of COVID-19, such as the Delta variant, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

Additional factors that might cause such a difference include the following: increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel and epidemics and/or pandemics, including COVID-19, third-party operator risk, change in operational costs, ramp up of the future economic recovery and re-opening of hotels, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, inflation, duration and access to capital through offerings of our common and preferred shares of beneficial interest, or debt, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses and inaccuracies of our accounting estimates.  Given these uncertainties, undue reliance should not be placed on such statements.

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

As of June 30, 2021, we owned 100 hotel properties with approximately 22,400 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 96 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 98 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 99 of the 100 hotel properties to our taxable REIT subsidiaries ("TRS"), of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of June 30, 2021, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the Operating Partnership ("OP units").

COVID-19

The global outbreak of COVID-19 and the public health measures that have been undertaken in response have had, and will likely continue to have, an impact on the global economy and all aspects of our business. Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on booking patterns, with the full extent of the impact generally determined by the duration of the event and its impact on travel decisions. The effects of the COVID-19 pandemic could have lasting changes in consumer behavior that could create headwinds for our hotel properties. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of the COVID-19 pandemic on our business.

The effects of the COVID-19 pandemic have significantly impacted our operations, and combined with macroeconomic trends such as reduced business spending, including on travel, and increased unemployment, lead us to believe that the ongoing effects of the COVID-19 pandemic on our operations will continue to have a material impact on our financial results and liquidity.

As of June 30, 2021, operations at 2 hotels located in New York City remained suspended. We will continue to evaluate reopening these hotels based on market conditions and other factors. All open hotels are currently operating under aggressive operating cost containment plans, including reduced staffing, elimination of non-essential amenities and services, and modified food and beverage offerings.

2021 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. The following significant activities have taken place in 2021:

•We issued the $500 Million Senior Notes due 2026 that bear interest at a rate of 3.75% per annum. We used the net proceeds of the offering to repay $335.5 million of our Term Loans and $142.2 million of our mortgage loans.
•We amended our Revolver and Term Loans, which included a waiver of quarterly financial covenants through the first quarter of 2022.

•We extended the maturity of $100.0 million of our $150.0 million Term Loan from January 2022 to June 2023, with an additional one-year extension option to June 2024.

•During the six months ended June 30, 2021, we sold three hotel properties in three separate transactions for a combined sales price of approximately $17.7 million. Subsequent to the quarter, we sold three hotel properties in three separate transactions for a combined sales price of approximately $21.8 million.

•Subsequent to the six months ended June 30, 2021, we acquired the 186-room Hampton Inn and Suites Atlanta Midtown, located in Atlanta, Georgia, for $58.0 million.

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

Results of Operations

At June 30, 2021 and 2020, we owned 100 and 104 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2021 and 2020.  The non-comparable hotel properties include one disposition that was completed in 2020 and three dispositions that were completed in 2021.
COVID-19

Beginning in March 2020, we experienced a significant decline in occupancy and RevPAR due to the COVID-19 pandemic. In response to the government-mandated stay-in-place orders and the significant reduction in demand due to the COVID-19 pandemic, we initially suspended operations at 57 hotels. As stay-in-place restrictions were lifted, we developed a framework to open hotels in a socially and financially responsible manner. Based on this framework, we began reopening hotels during the quarter ended June 30, 2020, and as of June 30, 2021, only two hotels located in New York City remained suspended. During the three and six months ended June 30, 2021, we benefited from significant growth in demand as a result of increased vaccine distribution, easing of government restrictions and pent-up leisure demand. These trends, combined with our reopening strategy and continuing stringent cost containment initiatives, led to a significant improvement in our results of operations for the three and six months ended June 30, 2021 as compared to the same periods in the prior year.

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020

	For the three months ended June 30,
	2021	2020	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$166,554	$27,853	$138,701
Food and beverage revenue	12,983	1,271	11,712
Other revenue	14,717	3,467	11,250
Total revenues	194,254	32,591	161,663
Expenses
Operating expenses
Room expense	42,898	12,469	30,429
Food and beverage expense	8,709	1,801	6,908
Management and franchise fee expense	12,630	(1,827)	14,457
Other operating expense	56,883	37,933	18,950
Total property operating expenses	121,120	50,376	70,744
Depreciation and amortization	46,915	49,229	(2,314)
Property tax, insurance and other	24,048	25,348	(1,300)
General and administrative	12,133	11,673	460
Transaction costs	195	20	175
Total operating expenses	204,411	136,646	67,765
Other (expense) income, net	(9,720)	282	(10,002)
Interest income	220	579	(359)
Interest expense	(26,366)	(23,794)	(2,572)
Gain (loss) on sale of hotel properties, net	103	(8)	111
Loss on extinguishment of indebtedness, net	(6,207)	—	(6,207)
Loss before equity in income (loss) from unconsolidated joint ventures	(52,127)	(126,996)	74,869
Equity in income (loss) from unconsolidated joint ventures	60	(975)	1,035
Loss before income tax (expense) benefit	(52,067)	(127,971)	75,904
Income tax (expense) benefit	(154)	11,805	(11,959)
Net loss	(52,221)	(116,166)	63,945
Net loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	506	524	(18)
Noncontrolling interest in the Operating Partnership	268	568	(300)
Net loss attributable to RLJ	(51,447)	(115,074)	63,627
Preferred dividends	(6,279)	(6,279)	—
Net loss attributable to common shareholders	$(57,726)	$(121,353)	$63,627

Revenues

Total revenues increased $161.7 million to $194.3 million for the three months ended June 30, 2021 from $32.6 million for the three months ended June 30, 2020. The increase was the result of a $138.7 million increase in room revenue, a $11.7 million increase in food and beverage revenue, and a $11.3 million increase in other revenue.

Room Revenue

Room revenue increased $138.7 million to $166.6 million for the three months ended June 30, 2021 from $27.9 million for the three months ended June 30, 2020.  The increase was the result of a $139.1 million increase in room revenue attributable to the comparable properties, which was partially offset by a $0.4 million decrease in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was attributable to an increase in RevPAR resulting from a surge in demand coming out of the COVID-19 pandemic. Though RevPAR increased over the comparable period in 2020, it remained below the comparable period in 2019.

The following are the quarter-to-date key hotel operating statistics for the comparable properties:

	For the three months ended June 30,
	2021	2020	2019
Occupancy	57.9%	11.4%	83.5%
ADR	$142.11	$117.14	$189.60
RevPAR	$82.22	$13.34	$158.30

Food and Beverage Revenue

Food and beverage revenue increased $11.7 million to $13.0 million for the three months ended June 30, 2021 from $1.3 million for the three months ended June 30, 2020 due to the impact of the COVID-19 pandemic.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, increased $11.3 million to $14.7 million for the three months ended June 30, 2021 from $3.5 million for the three months ended June 30, 2020.  The increase was due to a $11.3 million increase in other revenue attributable to the comparable properties due to the impact of the COVID-19 pandemic.

Property Operating Expenses

Property operating expenses increased $70.7 million to $121.1 million for the three months ended June 30, 2021 from $50.4 million for the three months ended June 30, 2020. The increase was due to a $71.1 million increase in property operating expenses attributable to the comparable properties, which was partially offset by a $0.4 million decrease in property operating expenses attributable to the non-comparable properties and.

The components of our property operating expenses for the comparable properties owned at June 30, 2021 and 2020, respectively, were as follows (in thousands):

	For the three months ended June 30,
	2021	2020	$ Change
Room expense	$42,789	$12,278	$30,511
Food and beverage expense	8,696	1,801	6,895
Management and franchise fee expense	12,567	(1,950)	14,517
Other operating expense	56,670	37,463	19,207
Total property operating expenses	$120,722	$49,592	$71,130

The increase in property operating expenses attributable to the comparable properties was due to increased operations at our hotels during the three months ended June 30, 2021 after temporarily suspending operations at certain of our hotels and reducing operations at the remaining hotels in response to the COVID-19 pandemic during the three months ended June 30, 2020. All open hotels are currently operating under aggressive operating cost containment plans, including reduced staffing, elimination of nonessential amenities and services, and modified food and beverage offerings. Management and franchise fee expense for the three months ended June 30, 2021 and 2020 included a reduction to management and franchise fee expense of $4.5 million and $4.2 million, respectively, related to the recognition of the Wyndham termination payment.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.3 million to $46.9 million for the three months ended June 30, 2021 from $49.2 million for the three months ended June 30, 2020. The decrease was a result of a $2.0 million decrease in depreciation and amortization expense attributable to the comparable properties and a $0.3 million decrease in depreciation and amortization expense attributable to the non-comparable properties. The decrease in depreciation and amortization expense attributable to the comparable properties was primarily related to furniture, fixtures, and equipment at certain hotel properties that were fully depreciated in 2020.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $1.3 million to $24.0 million for the three months ended June 30, 2021 from $25.3 million for the three months ended June 30, 2020.  The decrease was attributable to a $1.2 million decrease in property tax, insurance and other expense attributable to the comparable properties and a $0.1 million decrease in property tax, insurance and other expense attributable to the non-comparable properties. The decrease in property tax, insurance and other expense attributable to the comparable properties was primarily attributable to a decrease in real estate tax assessments, which was partially offset by an increase in rent expense due to rent abatements in 2020 and the impact of the COVID-19 pandemic on percentage rent.

General and Administrative

General and administrative expense increased $0.5 million to $12.1 million for the three months ended June 30, 2021 from $11.7 million for the three months ended June 30, 2020.  The increase was primarily attributable to an increase in non-cash compensation expense related to share-based awards granted during 2021, which was partially offset by our efforts to reduce costs in response to the COVID-19 pandemic and a decrease in debt modification, legal, and other costs outside the normal course of operations.

Other (Expense) Income, net

Other expense increased $10.0 million to $9.7 million for the three months ended June 30, 2021 from income of $0.3 million for the three months ended June 30, 2020. The increase was primarily attributable to the reclassification of unrealized losses from accumulated other comprehensive loss due to the termination of certain interest rate swap agreements that were previously designated against debt that was repaid with proceeds from the $500 Million Senior Notes due 2026 offering.

Interest Expense

The components of our interest expense for the three months ended June 30, 2021 and 2020 were as follows (in thousands):

	For the three months ended June 30,
	2021	2020	$ Change
Senior Notes	$6,685	$5,940	$745
Revolver and Term Loans	14,023	12,705	1,318
Mortgage loans	4,294	4,475	(181)
Amortization of deferred financing costs	1,364	1,045	319
Undesignated interest rate swaps	—	(371)	371
Total interest expense	$26,366	$23,794	$2,572

Interest expense increased $2.6 million to $26.4 million for the three months ended June 30, 2021 from $23.8 million for the three months ended June 30, 2020.  The increase in interest expense was attributable to the $500 Million Senior Notes due 2026 issued in June 2021, an increase in pricing of the Revolver and Term Loans as a result of the amendments in 2020, additional amortization of deferred financing fees associated with the amendments, and unrealized losses on certain discontinued cash flow hedges during the six months ended June 30, 2020 that did not recur in 2021.

Loss on Extinguishment of Indebtedness, net

During the three months ended June 30, 2021, we recorded a net loss on extinguishment of indebtedness of $6.2 million primarily related to early termination costs on mortgage loans that were paid down during the period.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures increased $1.0 million to income of $0.1 million for the three months ended June 30, 2021 from a loss of $1.0 million for the three months ended June 30, 2020. The increase is primarily attributable to the impact of the COVID-19 pandemic.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. During the quarter ended September 30, 2020, we determined it was more likely than not that the deferred tax assets related to the net operating loss carryforwards of our primary TRS would not be utilized in future periods. As a result, we began recording a full valuation allowance to fully reserve these deferred tax assets.

Our effective tax rate was (0.3)% and 9.2% for the three months ended June 30, 2021 and 2020, respectively. Income tax expense increased $12.0 million to expense of $0.2 million for the three months ended June 30, 2021, compared to a benefit of $11.8 million for the three months ended June 30, 2020 primarily attributable to the provision of a full valuation allowance against net operating losses incurred during the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

	For the six months ended June 30,
	2021	2020	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$269,326	$246,745	$22,581
Food and beverage revenue	19,225	32,039	(12,814)
Other revenue	25,255	19,289	5,966
Total revenues	313,806	298,073	15,733
Expenses
Operating expenses
Room expense	72,325	76,222	(3,897)
Food and beverage expense	13,265	28,181	(14,916)
Management and franchise fee expense	17,991	15,317	2,674
Other operating expense	106,003	118,890	(12,887)
Total property operating expenses	209,584	238,610	(29,026)
Depreciation and amortization	93,858	98,402	(4,544)
Impairment losses	5,946	—	5,946
Property tax, insurance and other	44,129	54,041	(9,912)
General and administrative	22,934	23,441	(507)
Transaction costs	255	30	225
Total operating expenses	376,706	414,524	(37,818)
Other (expense) income, net	(9,255)	859	(10,114)
Interest income	604	3,545	(2,941)
Interest expense	(54,261)	(47,607)	(6,654)
Gain on sale of hotel properties, net	1,186	94	1,092
Loss on extinguishment of indebtedness, net	(6,207)	—	(6,207)
Loss before equity in loss from unconsolidated joint ventures	(130,833)	(159,560)	28,727
Equity in loss from unconsolidated joint ventures	(238)	(390)	152
Loss before income tax (expense) benefit	(131,071)	(159,950)	28,879
Income tax (expense) benefit	(268)	12,955	(13,223)
Net loss	(131,339)	(146,995)	15,656
Net loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	1,242	1,837	(595)
Noncontrolling interest in the Operating Partnership	664	760	(96)
Net loss attributable to RLJ	(129,433)	(144,398)	14,965
Preferred dividends	(12,557)	(12,557)	—
Net loss attributable to common shareholders	$(141,990)	$(156,955)	$14,965

Revenues

Total revenues increased $15.7 million to $313.8 million for the six months ended June 30, 2021 from $298.1 million for the six months ended June 30, 2020. The increase was the result of a $22.6 million increase in room revenue, a $12.8 million decrease in food and beverage revenue, and a $6.0 million increase in other revenue.

Room Revenue

Room revenue increased $22.6 million to $269.3 million for the six months ended June 30, 2021 from $246.7 million for the six months ended June 30, 2020.  The increase was the result of a $23.8 million increase in room revenue attributable to the comparable properties, which was offset by a $1.2 million decrease in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was attributable to an increase in RevPAR resulting from a surge in demand coming out of the COVID-19 pandemic. Though RevPAR increased over the comparable period in 2020, it remained below the comparable period in 2019.

The following are the year-to-date key hotel operating statistics for the comparable properties:

	For the six months ended June 30,
	2021	2020	2019
Occupancy	50.4%	36.0%	80.0%
ADR	$132.37	$167.87	$188.23
RevPAR	$66.71	$60.47	$150.50

Food and Beverage Revenue

Food and beverage revenue decreased $12.8 million to $19.2 million for the six months ended June 30, 2021 from $32.0 million for the six months ended June 30, 2020 due to the impact of the COVID-19 pandemic, including modified food and beverage offerings in response.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, increased $6.0 million to $25.3 million for the six months ended June 30, 2021 from $19.3 million for the six months ended June 30, 2020.  The increase in other revenue was primarily due to the impact of the COVID-19 pandemic.

Property Operating Expenses

Property operating expenses decreased $29.0 million to $209.6 million for the six months ended June 30, 2021 from $238.6 million for the six months ended June 30, 2020. The decrease was due to a $27.4 million decrease in property operating expenses attributable to the comparable properties and a $1.6 million decrease in property operating expenses attributable to the non-comparable properties.

The components of our property operating expenses for the comparable properties owned at June 30, 2021 and 2020, respectively, were as follows (in thousands):

	For the six months ended June 30,
	2021	2020	$ Change
Room expense	$72,013	$75,407	$(3,394)
Food and beverage expense	13,256	28,153	(14,897)
Management and franchise fee expense	17,818	15,006	2,812
Other operating expense	105,410	117,322	(11,912)
Total property operating expenses	$208,497	$235,888	$(27,391)

The decrease in property operating expenses attributable to the comparable properties was due to the impact of the COVID-19 pandemic. All open hotels are currently operating under aggressive operating cost containment plans, including reduced staffing, elimination of nonessential amenities and services, and modified food and beverage offerings. Management and franchise fee expense for the six months ended June 30, 2021 and 2020 included a reduction in management and franchise fee expense of $9.1 million and $8.8 million, respectively, related to the recognition of the Wyndham termination payment.

Depreciation and Amortization

Depreciation and amortization expense decreased $4.5 million to $93.9 million for the six months ended June 30, 2021 from $98.4 million for the six months ended June 30, 2020. The decrease was a result of a $4.0 million decrease in depreciation and amortization expense attributable to the comparable properties and a $0.5 million decrease in depreciation and amortization expense attributable to the non-comparable properties. The decrease in depreciation and amortization expense attributable to the comparable properties was primarily related to furniture, fixtures, and equipment at certain hotel properties that were fully depreciated in 2020.

Impairment Losses

During the six months ended June 30, 2021, we recorded impairment losses of $5.9 million related to two hotel properties, which were sold in May 2021.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $9.9 million to $44.1 million for the six months ended June 30, 2021 from $54.0 million for the six months ended June 30, 2020.  The decrease was attributable to a $9.0 million decrease in property tax, insurance and other expense attributable to the comparable properties and a $0.9 million decrease in property tax, insurance and other expense attributable to the non-comparable properties. The decrease in property tax, insurance and other expense attributable to the comparable properties was primarily attributable to a decrease in real estate tax assessments, including final assessments of certain of our California hotels acquired in our merger with FelCor. The final assessment of these California hotels resulted in a benefit of $5.4 million during the six months ended June 30, 2021 related to the reversal of accrued real estate tax liabilities in excess of the amounts owed. The decrease in real estate tax assessments was partially offset by an increase in rent expense due to rent abatements in 2020 and the impact of the COVID-19 pandemic on percentage rent obligations.

General and Administrative

General and administrative expense decreased $0.5 million to $22.9 million for the six months ended June 30, 2021 from $23.4 million for the six months ended June 30, 2020. The decrease was primarily attributable to our efforts to reduce costs in response to the COVID-19 pandemic and a decrease in debt modification, legal, and other costs outside the normal course of operations. These decreases were partially offset by an increase in non-cash compensation expense related to share-based awards granted during 2021.

Other (Expense) Income, net

Other expense increased $10.1 million to $9.3 million for the six months ended June 30, 2021 from income of $0.9 million for the six months ended June 30, 2020. The increase was primarily attributable to the reclassification of unrealized losses from accumulated other comprehensive loss due to the termination of certain interest rate swap agreements that were previously designated against debt that was repaid with proceeds from the $500 Million Senior Notes due 2026 offering.

Interest Expense

The components of our interest expense for the six months ended June 30, 2021 and 2020 were as follows (in thousands):

	For the six months ended June 30,
	2021	2020	$ Change
Senior Notes	$12,627	$11,883	$744
Revolver and Term Loans	31,201	23,356	7,845
Mortgage loans	7,748	9,115	(1,367)
Amortization of deferred financing costs	2,685	2,067	618
Undesignated interest rate swaps	—	1,186	(1,186)
Total interest expense	$54,261	$47,607	$6,654

Interest expense increased $6.7 million to $54.3 million for the six months ended June 30, 2021 from $47.6 million for the six months ended June 30, 2020.  The increase in interest expense was attributable to the $500 Million Senior Notes due 2026 issued in June 2021, and the outstanding balance on the Revolver that was drawn down in March 2020. The increase in interest expense was also attributable to an increase in pricing as a result of the amendments of the Revolver and Term Loans and additional amortization of deferred financing fees associated with the amendments. These increases were partially offset by a decrease in interest expense as a result of lower interest rates on our variable rate loans during the six months ended June 30, 2021, and unrealized losses on certain discontinued cash flow hedges during the six months ended June 30, 2020 that did not recur in 2021.

Gain on Sale of Hotel Properties, net

During the six months ended June 30, 2021, we sold three hotel properties for a sales price of approximately $17.7 million and recorded a net gain on sale of approximately $1.2 million.

Loss on Extinguishment of Indebtedness, net

During the six months ended June 30, 2021, we recorded a net loss on extinguishment of indebtedness of $6.2 million primarily related to early termination costs on mortgage loans that were paid down during the period.

Equity in Loss from Unconsolidated Joint Ventures

Equity in loss from unconsolidated joint ventures decreased $0.2 million to a loss of $0.2 million for the six months ended June 30, 2021 from a loss of $0.4 million for the six months ended June 30, 2020. The decrease is primarily attributable to the impact of the COVID-19 pandemic.

Income Taxes

As part of our structure, we own TRSs that are subject to federal and state income taxes. During the quarter ended September 30, 2020, we determined it was more likely than not that the deferred tax assets related to the net operating loss carryforwards of our primary TRS would not be utilized in future periods. As a result, we began recording a full valuation allowance to fully reserve these deferred tax assets.

Our effective tax rates were (0.2)% and 8.1% for the six months ended June 30, 2021 and 2020, respectively. Income tax expense increased $13.2 million to expense of $0.3 million for the six months ended June 30, 2021 from a benefit of $13.0 million for the six months ended June 30, 2020 primarily attributable to the provisions of a full valuation allowance against net operating losses incurred during the six months ended June 30, 2021.

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

Funds From Operations

We calculate funds from operations ("FFO") in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income or loss, excluding gains or losses from sales of real estate, impairment, the cumulative effect of changes in accounting principles, plus depreciation and amortization, and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations. We believe that the presentation of FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. Additionally, FFO may not be helpful when comparing us to non-

REITs. We present FFO attributable to common shareholders, which includes our OP units, because our OP units may be redeemed for common shares. We believe it is meaningful for the investor to understand FFO attributable to all common shares and OP units.

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, such as gains or losses on extinguishment of indebtedness, transaction costs, non-cash income tax expense or benefit, the amortization of share-based compensation, unrealized gains or losses on undesignated interest rate hedges, and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted FFO provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and FFO, is beneficial to an investor’s understanding of our operating performance.

The following table is a reconciliation of our GAAP net loss to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net loss	$(52,221)	$(116,166)	$(131,339)	$(146,995)
Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Depreciation and amortization	46,915	49,229	93,858	98,402
(Gain) loss on sale of hotel properties, net	(103)	8	(1,186)	(94)
Impairment losses	—	—	5,946	—
Noncontrolling interest in consolidated joint ventures	506	524	1,242	1,837
Adjustments related to consolidated joint ventures (1)	(75)	(74)	(150)	(149)
Adjustments related to unconsolidated joint ventures (2)	291	489	585	982
FFO	(10,966)	(72,269)	(43,601)	(58,574)
Transaction costs	195	20	255	30
Loss on extinguishment of indebtedness, net	6,207	—	6,207	—
Amortization of share-based compensation	4,848	3,325	7,600	6,021
Non-cash income tax benefit	—	(11,821)	—	(13,062)
Unrealized (gain) loss on discontinued cash flow hedges	—	(371)	—	1,186
Corporate- and property-level severance	—	209	—	209
Derivative losses in accumulated other comprehensive loss reclassified to earnings (3)	10,658	—	10,658	—
Other expenses (4)	353	835	409	989
Adjusted FFO	$11,295	$(80,072)	$(18,472)	$(63,201)

(1)Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint ventures.
(2)Includes our ownership interest in the depreciation and amortization expense of the unconsolidated joint ventures.
(3)Reclassification of interest rate swap losses from accumulated other comprehensive loss to earnings for discontinued cash flow hedges due to debt paydowns.
(4)Represents expenses outside of the normal course of operations.

EBITDA and EBITDAre

Earnings before interest, taxes, depreciation and amortization ("EBITDA") is defined as net income or loss excluding: (1) interest expense; (2) income tax expense; and (3) depreciation and amortization expense. We consider EBITDA useful to an investor in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization expense) from our operating results.  In addition, EBITDA is used as one measure in determining the value of hotel acquisitions and disposals.

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

We also present Adjusted EBITDA, which includes additional adjustments for items such as gains or losses on extinguishment of indebtedness, transaction costs, the amortization of share-based compensation, unrealized gains or losses on undesignated interest rate hedges, and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA, and EBITDAre, is beneficial to an investor’s understanding of our operating performance.

The following table is a reconciliation of our GAAP net loss to EBITDA, EBITDAre and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net loss	$(52,221)	$(116,166)	$(131,339)	$(146,995)
Depreciation and amortization	46,915	49,229	93,858	98,402
Interest expense, net of interest income	26,146	23,215	53,657	44,062
Income tax expense (benefit)	154	(11,805)	268	(12,955)
Adjustments related to unconsolidated joint ventures (1)	408	609	818	1,226
EBITDA	21,402	(54,918)	17,262	(16,260)
(Gain) loss on sale of hotel properties, net	(103)	8	(1,186)	(94)
Impairment losses	—	—	5,946	—
EBITDAre	21,299	(54,910)	22,022	(16,354)
Transaction costs	195	20	255	30
Loss on extinguishment of indebtedness, net	6,207	—	6,207	—
Amortization of share-based compensation	4,848	3,325	7,600	6,021
Corporate- and property-level severance	—	209	—	209
Derivative losses in accumulated other comprehensive loss reclassified to earnings (2)	10,658	—	10,658	—
Other expenses (3)	353	835	409	989
Adjusted EBITDA	$43,560	$(50,521)	$47,151	$(9,105)

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint ventures.
(2)Reclassification of interest rate swap losses from accumulated other comprehensive loss to earnings for discontinued cash flow hedges due to debt paydowns.
(3)Represents expenses outside of the normal course of operations.

Liquidity and Capital Resources

Our liquidity requirements consist primarily of the funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•funds necessary to pay for the costs of acquiring hotel properties;

•redevelopments, conversions, renovations and other capital expenditures that need to be made periodically to our hotel properties;

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

Due to the COVID-19 pandemic, we continue to operate open hotels under aggressive operating cost containment plans, including reduced staffing, elimination of non-essential amenities and services, and the closure of some food and beverage outlets. We believe the ongoing effects of the COVID-19 pandemic on our operations continue to have a material impact on our financial results and liquidity.

We can make no assurances that the assumptions used to estimate our liquidity requirements will remain accurate because the magnitude, duration and speed of the COVID-19 pandemic are uncertain. These uncertainties make it difficult to predict the impact on our business, financial condition or near- or longer-term financial or operational results with certainty.

During the six months ended June 30, 2021, we entered into an amendment to our Revolver and Term Loans. The amendment suspends the testing of all existing financial maintenance covenants under the Revolver and the Term Loan agreements for all periods through and including the fiscal quarter ending March 31, 2022 (the “Covenant Relief Period”). In addition, for periods following the Covenant Relief Period, the amendments modify certain covenant thresholds.

As of June 30, 2021, we had $696.7 million of cash and cash equivalents and restricted cash reserves.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow used in operating activities totaled $24.0 million and $54.4 million for the six months ended June 30, 2021 and 2020, respectively. Our cash flows used in or provided by operating activities generally consist of the net cash generated by or operating shortfalls from our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the six months ended June 30, 2021 and 2020.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $10.7 million for the six months ended June 30, 2021 primarily due to $25.1 million in routine capital improvements and additions to our hotel properties. The net cash flow used in investing activities was partially offset by $16.3 million in proceeds from the sale of hotel properties.

The net cash flow used in investing activities totaled $43.1 million for the six months ended June 30, 2020 primarily due to $44.7 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $203.4 million for the six months ended June 30, 2021 primarily due to $200.0 million in repayment on the Revolver, $356.3 million in repayment of term loans, $120.5 million in repayment of mortgage loans, $15.9 million in distributions to shareholders and unitholders, $7.7 million in deferred financing cost payments, $2.1 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $1.5 million in scheduled mortgage loan principal payments. The net cash flow used in financing activities was offset by $500.0 million in gross proceeds from the issuance of the $500 Million Senior Notes due 2026.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2021, approximately $23.2 million was held in FF&E reserve accounts for future capital expenditures. In addition, due to the effects of the COVID-19 pandemic on our operations, we have worked with the brands, third-party managers, and lenders to allow the use of available restricted cash reserves to cover operating shortfalls at certain hotels.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2021, we had approximately $1.4 billion of total variable rate debt outstanding (or 58.3% of total indebtedness) with a weighted-average interest rate of 4.03% per annum. After taking into consideration the effect of interest rate swaps, 100.0% of our total indebtedness was fixed or effectively fixed. As of June 30, 2021, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by less than $0.1 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2021, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Fixed rate debt (1)	$347	$27,061	$—	$—	$474,888	$500,000	$1,002,296
Weighted-average interest rate	4.94%	4.94%	—%	—%	6.00%	3.75%	4.85%
Variable rate debt (1)	$—	$200,000	$418,662	$381,000	$400,000	$—	$1,399,662
Weighted-average interest rate (2)	—%	3.30%	4.71%	3.32%	4.37%	—%	4.03%
Total (3)	$347	$227,061	$418,662	$381,000	$874,888	$500,000	$2,401,958

(1)Excludes $4.4 million, $1.6 million, and $7.3 million of net deferred financing costs on the Term Loans, mortgage loans, and $500 Million Senior Notes due 2026, respectively.
(2)The weighted-average interest rate gives effect to interest rate swaps, as applicable.
(3)Excludes a total of $18.7 million related to fair value adjustments on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of June 30, 2021, the estimated fair value of our fixed rate debt was $1.0 billion, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $27.9 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2021 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended June 30, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2021 through April 30, 2021	18,317	$16.36	—	—
May 1, 2021 through May 31, 2021	32,206	$15.88	—	—
June 1, 2021 through June 30, 2021	—	$—	—	—
Total	50,523		—
(1)Includes surrendered common shares owned by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2021 Plan.
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
4.1
Indenture, dated as of June 17, 2021, among RLJ Lodging Trust, RLJ Lodging Trust, L.P., the subsidiary guarantors party thereto and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 17, 2021)

10.1
Third Amendment to Third Amended and Restated Credit Agreement, dated as of June 10, 2021, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 10, 2021)

10.2
Tenth Amendment to Term Loan Agreement, dated as of June 10, 2021, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 10, 2021)

10.3*	RLJ Lodging Trust 2021 Equity Incentive Plan
10.4*	Form of Restricted Share Agreement
10.5*	Form of Performance Share Unit Agreement
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document	Submitted electronically with this report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)	Submitted electronically with this report
 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ LODGING TRUST

Dated: August 6, 2021	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: August 6, 2021	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 6, 2021	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)