Form 10-Q
period 2021-09-30
RLJ Lodging Trust
filed 2021-11-05
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
As of October 29, 2021, 166,579,782 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Investment in hotel properties, net	$4,258,703	$4,486,416
Investment in unconsolidated joint ventures	6,659	6,798
Cash and cash equivalents	624,551	899,813
Restricted cash reserves	35,763	34,977
Hotel and other receivables, net of allowance of $176 and $292, respectively	28,833	13,346
Lease right-of-use assets	138,972	142,989
Prepaid expense and other assets	30,763	32,833
Total assets	$5,124,244	$5,617,172
Liabilities and Equity
Debt, net	$2,381,274	$2,587,731
Accounts payable and other liabilities	154,266	172,325
Advance deposits and deferred revenue	20,472	32,177
Lease liabilities	120,635	122,593
Accrued interest	9,061	6,206
Distributions payable	8,372	8,752
Total liabilities	2,694,080	2,929,784
Commitments and Contingencies (Note 12)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at September 30, 2021 and December 31, 2020	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 166,579,782 and 165,002,752 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,666	1,650
Additional paid-in capital	3,088,323	3,077,142
Accumulated other comprehensive loss	(31,702)	(69,050)
Distributions in excess of net earnings	(1,011,081)	(710,161)
Total shareholders’ equity	2,414,142	2,666,517
Noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	9,567	13,002
Noncontrolling interest in the Operating Partnership	6,455	7,869
Total noncontrolling interests	16,022	20,871
Total equity	2,430,164	2,687,388
Total liabilities and equity	$5,124,244	$5,617,172

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues
Operating revenues
Room revenue	$200,051	$72,545	$469,377	$319,290
Food and beverage revenue	17,013	3,831	36,238	35,870
Other revenue	16,705	7,556	41,960	26,845
Total revenues	233,769	83,932	547,575	382,005
Expenses
Operating expenses
Room expense	51,951	22,368	124,276	98,590
Food and beverage expense	12,576	3,167	25,841	31,348
Management and franchise fee expense	16,225	2,630	34,216	17,947
Other operating expense	67,599	49,398	173,602	168,288
Total property operating expenses	148,351	77,563	357,935	316,173
Depreciation and amortization	47,065	48,375	140,923	146,777
Impairment losses	138,899	—	144,845	—
Property tax, insurance and other	21,290	25,315	65,419	79,356
General and administrative	12,630	9,313	35,564	32,754
Transaction costs	(154)	(116)	101	(86)
Total operating expenses	368,081	160,450	744,787	574,974
Other income (expense), net	676	334	(8,579)	1,193
Interest income	222	284	826	3,829
Interest expense	(26,933)	(25,984)	(81,194)	(73,591)
Gain on sale of hotel properties, net	1,947	391	3,133	485
Gain on extinguishment of indebtedness, net	7,100	—	893	—
Loss before equity in loss from unconsolidated joint ventures	(151,300)	(101,493)	(282,133)	(261,053)
Equity in loss from unconsolidated joint ventures	(232)	(7,806)	(470)	(8,196)
Loss before income tax expense	(151,532)	(109,299)	(282,603)	(269,249)
Income tax expense	(286)	(64,620)	(554)	(51,665)
Net loss	(151,818)	(173,919)	(283,157)	(320,914)
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	3,084	(21)	4,326	1,816
Noncontrolling interest in the Operating Partnership	727	839	1,391	1,599
Net loss attributable to RLJ	(148,007)	(173,101)	(277,440)	(317,499)
Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Net loss attributable to common shareholders	$(154,286)	$(179,380)	$(296,276)	$(336,335)

Basic and diluted per common share data:
Net loss per share attributable to common shareholders	$(0.94)	$(1.10)	$(1.81)	$(2.04)
Weighted-average number of common shares	164,068,011	163,609,865	163,964,227	164,763,540

Comprehensive loss:
Net loss	$(151,818)	$(173,919)	$(283,157)	$(320,914)
Unrealized gain (loss) on interest rate derivatives	4,595	5,609	26,690	(57,450)
Reclassification of unrealized losses on discontinued cash flow hedges to other income (expense), net	—	—	10,658	—
Comprehensive loss	(147,223)	(168,310)	(245,809)	(378,364)
Comprehensive loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	3,084	(21)	4,326	1,816
Noncontrolling interest in the Operating Partnership	727	839	1,391	1,599
Comprehensive loss attributable to RLJ	$(143,412)	$(167,492)	$(240,092)	$(374,949)

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2020	12,879,475	$366,936	165,002,752	$1,650	$3,077,142	$(710,161)	$(69,050)	$7,869	$13,002	$2,687,388
Net loss	—	—	—	—	—	(277,440)	—	(1,391)	(4,326)	(283,157)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	26,690	—	—	26,690
Reclassification of unrealized losses on discontinued cash flow hedges to other income (expense), net	—	—	—	—	—	—	10,658	—	—	10,658
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(7)	—	(7)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	891	891
Issuance of restricted stock	—	—	1,759,193	17	(17)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	13,648	—	—	—	—	13,648
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(160,310)	(1)	(2,450)	—	—	—	—	(2,451)
Forfeiture of restricted stock	—	—	(21,853)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(18,836)	—	—	—	(18,836)
Distributions on common shares and units	—	—	—	—	—	(4,644)	—	(16)	—	(4,660)
Balance at September 30, 2021	12,879,475	$366,936	166,579,782	$1,666	$3,088,323	$(1,011,081)	$(31,702)	$6,455	$9,567	$2,430,164

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at June 30, 2021	12,879,475	$366,936	166,626,796	$1,666	$3,083,175	$(855,106)	$(36,297)	$7,195	$12,349	$2,579,918
Net loss	—	—	—	—	—	(148,007)	—	(727)	(3,084)	(151,818)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	4,595	—	—	4,595
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	302	302
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(7)	—	(7)
Amortization of share-based compensation	—	—	—	—	5,524	—	—	—	—	5,524
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(26,543)	—	(376)	—	—	—	—	(376)
Forfeiture of restricted stock	—	—	(20,471)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(1,689)	—	(6)	—	(1,695)
Balance at September 30, 2021	12,879,475	$366,936	166,579,782	$1,666	$3,088,323	$(1,011,081)	$(31,702)	$6,455	$9,567	$2,430,164

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

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at June 30, 2020	12,879,475	$366,936	165,092,953	$1,651	$3,071,063	$(434,242)	$(82,573)	$9,144	$13,492	$2,945,471
Net (loss) income	—	—	—	—	—	(173,101)	—	(839)	21	(173,919)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	5,609	—	—	5,609
Amortization of share-based compensation	—	—	—	—	3,447	—	—	—	—	3,447
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(70,717)	(1)	(595)	—	—	—	—	(596)
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(1,661)	—	(4)	—	(1,665)
Balance at September 30, 2020	12,879,475	$366,936	165,022,236	$1,650	$3,073,915	$(615,283)	$(76,964)	$8,301	$13,513	$2,772,068

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(283,157)	$(320,914)
Adjustments to reconcile net loss to cash flow provided by (used in) operating activities:
Gain on sale of hotel properties, net	(3,133)	(485)
Gain on extinguishment of indebtedness, net	(893)	—
Depreciation and amortization	140,923	146,777
Amortization of deferred financing costs	4,211	3,214
Other amortization	(2,828)	(1,797)
Reclassification of unrealized losses on discontinued cash flow hedges to other income (expense), net	10,658	—
Equity in loss from unconsolidated joint ventures	470	8,196
Impairment losses	144,845	—
Amortization of share-based compensation	12,765	9,217
Deferred income taxes	—	51,447
Changes in assets and liabilities:
Hotel and other receivables, net	(15,749)	25,460
Prepaid expense and other assets	6,665	25,164
Accounts payable and other liabilities	14,366	(23,024)
Advance deposits and deferred revenue	(11,751)	(20,172)
Accrued interest	2,855	10,126
Net cash flow provided by (used in) operating activities	20,247	(86,791)
Cash flows from investing activities
Acquisition of hotel property, net	(58,569)	—
Proceeds from sales of hotel properties, net	36,217	485
Improvements and additions to hotel properties	(36,203)	(57,645)
Purchase deposits	(5,000)	—
Contributions to unconsolidated joint ventures	(331)	(100)
Distributions from unconsolidated joint ventures in excess of earnings	—	1,576
Net cash flow used in investing activities	(63,886)	(55,684)
Cash flows from financing activities
Borrowings under Revolver	—	400,000
Repayment of Revolver	(200,000)	—
Proceeds from issuances of senior notes	1,000,000	—
Redemption of 2025 Senior Notes (including a $9.5 million redemption premium)	(484,402)	—
Scheduled mortgage loan principal payments	(1,488)	(2,526)
Repayments of Term Loans	(356,338)	—
Repayments of mortgage loans (including $7.0 million in prepayment premiums)	(149,183)	—
Repurchase of common shares under a share repurchase program	—	(62,605)
Repurchase of common shares to satisfy employee tax withholding requirements	(2,451)	(1,445)
Distributions on preferred shares	(18,836)	(18,836)
Distributions on common shares	(5,024)	(59,351)
Distributions on and redemption of Operating Partnership units	(24)	(431)
Payments of deferred financing costs	(13,982)	(2,106)
Contributions from consolidated joint venture partners	891	1,264
Net cash flow (used in) provided by financing activities	(230,837)	253,964
Net change in cash, cash equivalents, and restricted cash reserves	(274,476)	111,489
Cash, cash equivalents, and restricted cash reserves, beginning of year	934,790	927,160
Cash, cash equivalents, and restricted cash reserves, end of period	$660,314	$1,038,649

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2021, there were 167,351,613 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of September 30, 2021, the Company owned 98 hotel properties with approximately 22,300 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 94 of its hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. The Company consolidates its real estate interests in the 96 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in the two hotel properties in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 97 of the 98 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

As of September 30, 2021, 96 of the Company’s 98 hotels were open, representing 98% of the portfolio. During the three months ended September 30, 2021, the Company temporarily suspended operations at one New Orleans hotel while remediation work is completed from damage caused by Hurricane Ida.

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

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Land and improvements	$1,030,035	$1,089,597
Buildings and improvements	4,020,434	4,084,712
Furniture, fixtures and equipment	695,470	697,404
	5,745,939	5,871,713
Accumulated depreciation	(1,487,236)	(1,385,297)
Investment in hotel properties, net	$4,258,703	$4,486,416

For the three and nine months ended September 30, 2021, the Company recognized depreciation expense related to its investment in hotel properties of approximately $46.9 million and $140.5 million, respectively. For the three and nine months ended September 30, 2020, the Company recognized depreciation expense related to its investment in hotel properties of approximately $48.2 million and $146.1 million, respectively.

Impairments

During the nine months ended September 30, 2021, the Company entered into purchase and sale agreements to sell two hotel properties with an aggregate book value of approximately $18.5 million. The Company recorded impairment losses of $5.9 million to write down the hotel properties to fair value during the three months ended March 31, 2021. The sales of these two hotel properties closed in May 2021.

The Company evaluated the recoverability of the carrying value of the DoubleTree Metropolitan Hotel New York City and determined that the carrying value of this hotel property was not recoverable. As a result, the Company recorded an impairment loss of $138.9 million to write down the hotel property to its estimated fair value as of September 30, 2021 of $153.0 million. The estimated fair value was determined using the market approach with observable inputs other than quoted prices (Level 2 inputs in the fair value hierarchy as discussed in footnote 10, Fair Value).

4.              Acquisition of Hotel Property

During the nine months ended September 30, 2021, the Company acquired a 100% interest in the following property:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hampton Inn and Suites Atlanta Midtown	Atlanta, GA	August 5, 2021	Aimbridge Hospitality	186	$58,000

The acquisition of the Hampton Inn and Suites Atlanta Midtown was accounted for as an asset acquisition, whereby approximately $0.8 million of transactions costs were capitalized as part of the cost of the asset acquisition. The allocation of the costs for the property acquired was as follows (in thousands):

September 30, 2021
Land and improvements	$5,983
Buildings and improvements	48,267
Furniture, fixtures and equipment	4,563
Total purchase price	$58,813

The value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for building and improvements and furniture, fixtures and equipment). The sales comparison approach uses inputs of recent land sales in the respective hotel markets. The depreciated replacement cost approach uses inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age, square footage and number of rooms of the respective assets.

5.            Sale of Hotel Properties

During the nine months ended September 30, 2021, the Company sold six hotel properties in six separate transactions for a combined sales price of approximately $39.5 million. In connection with these transactions, the Company recorded a net gain of $2.6 million, which is included in gain on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive loss.

The following table discloses the hotel properties that were sold during the nine months ended September 30, 2021:

Hotel Property Name	Location	Sale Date	Rooms
Courtyard Houston Sugarland	Stafford, TX	January 21, 2021	112
Residence Inn Indianapolis Fishers	Indianapolis, IN	May 10, 2021	78
Residence Inn Chicago Naperville	Warrenville, IL	May 12, 2021	130
Fairfield Inn & Suites Chicago Southeast Hammond	Hammond, IN	July 15, 2021	94
Residence Inn Chicago Southeast Hammond	Hammond, IN	August 3, 2021	78
Courtyard Chicago Southeast Hammond	Hammond, IN	August 5, 2021	85
		Total	577

6.              Investment in Unconsolidated Joint Ventures

As of September 30, 2021 and December 31, 2020, the Company owned 50% interests in joint ventures that owned two hotel properties. During the three months ended September 30, 2020, one of the unconsolidated joint ventures determined the property ground lease will terminate on October 31, 2021. As a result, the Company recorded an impairment loss of $6.5 million to write down the Company's investment in this joint venture. The impairment loss is included in equity in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive loss. On October 31, 2021, the ground lease associated with this unconsolidated joint venture was terminated and the property reverted to the ground lessor.

The Company accounts for the investments in its unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in loss from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of September 30, 2021 and December 31, 2020, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	September 30, 2021	December 31, 2020
Equity basis of the joint venture investments	$(6,359)	$(6,687)
Cost of the joint venture investments in excess of the joint venture book value	13,018	13,485
Investment in unconsolidated joint ventures	$6,659	$6,798

The following table summarizes the components of the Company's equity in loss from unconsolidated joint ventures (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Operating loss	$(77)	$(993)	$(3)	$(824)
Depreciation of cost in excess of book value	(155)	(280)	(467)	(839)
Impairment loss	—	(6,533)	—	(6,533)
Equity in loss from unconsolidated joint ventures	$(232)	$(7,806)	$(470)	$(8,196)

7.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended September 30, 2021				For the three months ended September 30, 2020
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Southern California	$29,782	$1,998	$2,876	$34,656	$13,925	$496	$1,566	$15,987
South Florida	21,317	2,738	2,029	26,084	7,743	847	883	9,473
Northern California	21,854	983	1,345	24,182	7,044	123	796	7,963
Chicago	14,308	1,838	691	16,837	6,633	981	289	7,903
New York City	10,601	1,083	505	12,189	3,385	23	106	3,514
Denver	8,776	1,465	259	10,500	2,730	341	274	3,345
Charleston	7,873	896	612	9,381	2,797	302	249	3,348
Houston	7,773	393	1,023	9,189	2,775	29	341	3,145
Washington, DC	8,292	175	562	9,029	3,720	18	273	4,011
Pittsburgh	6,902	1,268	353	8,523	3,958	172	117	4,247
Atlanta	7,173	181	806	8,160	2,288	24	401	2,713
Austin	6,507	345	854	7,706	1,522	53	329	1,904
Louisville	4,960	1,875	658	7,493	742	85	66	893
New Orleans	5,028	3	549	5,580	1,341	1	173	1,515
Orlando	4,282	264	952	5,498	1,299	32	406	1,737
Other	34,623	1,508	2,631	38,762	10,643	304	1,287	12,234
Total	$200,051	$17,013	$16,705	$233,769	$72,545	$3,831	$7,556	$83,932

	For the nine months ended September 30, 2021				For the nine months ended September 30, 2020
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$70,319	$8,586	$5,962	$84,867	$41,315	$5,487	$3,126	$49,928
Southern California	64,247	3,720	6,807	74,774	42,848	3,627	4,364	50,839
Northern California	45,261	1,628	3,088	49,977	43,271	3,923	2,584	49,778
Chicago	32,831	4,203	1,623	38,657	18,511	3,588	894	22,993
Charleston	19,570	2,357	1,554	23,481	9,271	1,767	740	11,778
Houston	20,344	657	2,460	23,461	15,177	750	1,481	17,408
New York City	20,461	1,366	907	22,734	22,298	2,163	1,105	25,566
Denver	16,496	2,762	816	20,074	10,180	2,615	697	13,492
Washington DC	18,370	263	1,322	19,955	14,475	388	912	15,775
Pittsburgh	16,973	2,211	728	19,912	9,186	1,309	489	10,984
Austin	16,066	884	2,042	18,992	9,555	1,342	2,088	12,985
Atlanta	14,822	332	1,904	17,058	9,326	446	1,124	10,896
Louisville	10,292	3,185	1,681	15,158	6,932	3,863	937	11,732
Orlando	11,249	651	2,671	14,571	7,005	450	1,013	8,468
New Orleans	12,035	32	1,590	13,657	8,651	307	963	9,921
Other	80,041	3,401	6,805	90,247	51,289	3,845	4,328	59,462
Total	$469,377	$36,238	$41,960	$547,575	$319,290	$35,870	$26,845	$382,005

Trade Receivables

The Company has historically only experienced de minimis credit losses in hotel-level trade receivables. As of September 30, 2021, the Company reviewed its allowance for doubtful accounts and concluded that it was adequate.

8.              Debt

The Company's debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
2029 Senior Notes, net	$494,421	$—
2026 Senior Notes, net	492,476	—
2025 Senior Notes, net	—	495,759
Revolver	200,000	400,000
Term Loans, net	814,659	1,168,304
Mortgage loans, net	379,718	523,668
Debt, net	$2,381,274	$2,587,731

2029 Senior Notes

In September 2021, the Operating Partnership issued an aggregate principal amount of $500.0 million of its 4.00% senior secured notes due 2029 (the "2029 Senior Notes") under an indenture, dated as of September 13, 2021, among the Operating Partnership, the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The 2029 Senior Notes will mature on September 15, 2029 and bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2022. The Company used the net proceeds of the offering of the 2029 Senior Notes to redeem all of the outstanding 2025 Senior Notes (as defined below), as well as for any redemption premium, unpaid interest, costs and expenses related thereto. During the nine months ended September 30, 2021, the Company capitalized $5.6 million of deferred financing costs related to the issuance of the 2029 Senior Notes.

The 2029 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by the Company and certain of the Operating Partnership’s subsidiaries that incur and guarantee any indebtedness under the Company’s credit facilities, any additional first lien obligations or certain other bank indebtedness (each, a “Subsidiary Guarantor”). The 2029 Senior Notes are secured, subject to certain permitted liens, by a first priority security interest in all of the equity interests owned by the Operating Partnership and certain of the Subsidiary Guarantors (each, a “Secured Guarantor”) in certain of the other Subsidiary Guarantors (the “Collateral”), which Collateral also secures the obligations under the 2026 Senior Notes and the Company’s credit facilities on a first priority basis. The Collateral may be released in full prior to the maturity of the 2029 Senior Notes if the Operating Partnership and the Company achieve compliance with certain financial covenant requirements, after which the 2029 Senior Notes will be unsecured.

At any time prior to September 15, 2024, the Operating Partnership may redeem the 2029 Senior Notes, in whole or in part, at a redemption price equal to 100.0% of the accrued principal amount thereof plus any unpaid interest earned through the redemption date plus a make-whole premium. At any time on or after September 15, 2024, the Operating Partnership may redeem the 2029 Senior Notes, in whole or in part, at a redemption price of (i) 102.0% of the principal amount should such redemption occur before September 1, 2025, (ii) 101.0% of the principal amount should redemption occur before September 15, 2026, and (iii) 100.0% of the principal amount should such redemption occur on or after September 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to September 15, 2024, the Operating Partnership may redeem the 2029 Senior Notes with the net cash proceeds from any equity offering at a redemption price equal to 104.0% of the accrued principal amount thereof plus any unpaid interest, subject to certain conditions.

The indenture governing the 2029 Senior Notes contains customary covenants that will limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to incur additional debt, create liens on assets, make distributions and pay dividends, make certain types of investments, issue guarantees of indebtedness, and make certain restricted payments. These limitations are subject to a number of exceptions and qualifications set forth in the indenture.

A summary of the various restrictive covenants for the 2029 Senior Notes are as follows:

	Covenant	Compliance
Maintenance Covenant
Unencumbered Asset to Unencumbered Debt Ratio	> 150.0%	Yes
Incurrence Covenants
Consolidated Indebtedness less than Adjusted Total Assets	< .65x	Yes
Consolidated Secured Indebtedness less than Adjusted Total Assets	< .45x	Yes
Interest Coverage Ratio	> 1.5x	No

As of September 30, 2021, the Company was in compliance with all covenants associated with the 2029 Senior Notes except the interest coverage ratio. Failure to meet an incurrence covenant does not, in and of itself, constitute an event of default under the 2029 Senior Notes indenture.

2026 Senior Notes

In June 2021, the Operating Partnership issued an aggregate principal amount of $500.0 million of its 3.75% senior secured notes due 2026 (the "2026 Senior Notes") under an indenture, dated as of June 17, 2021, among the Operating Partnership, the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The 2026 Senior Notes will mature on July 1, 2026 and bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2022. The Company used the net proceeds of the offering of the 2026 Senior Notes to partially repay indebtedness under the Company's Term Loans (as defined below) and secured mortgage indebtedness, as well as for any costs and expenses related thereto. During the nine months ended September 30, 2021, the Company capitalized $8.0 million of deferred financing costs related to the issuance of the 2026 Senior Notes.

The 2026 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by the Company and the Subsidiary Guarantors. The 2026 Senior Notes are secured, subject to certain permitted liens, by the Collateral, which Collateral also secures the obligations under the 2029 Senior Notes and the Company’s credit facilities on a first priority basis. The Collateral may be released in full prior to the maturity of the 2026 Senior Notes if the Operating Partnership and the Company achieve compliance with certain financial covenant requirements, after which the 2026 Senior Notes will be unsecured.

At any time prior to July 1, 2023, the Operating Partnership may redeem the 2026 Senior Notes, in whole or in part, at a redemption price equal to 100.0% of the accrued principal amount thereof plus any unpaid interest earned through the redemption date plus a make-whole premium. At any time on or after July 1, 2023, the Operating Partnership may redeem the 2026 Senior Notes, in whole or in part, at a redemption price of (i) 101.875% of the principal amount should such redemption occur before July 1, 2024, (ii) 100.938% of the principal amount should redemption occur before July 1, 2025, and (iii) 100.0% of the principal amount should such redemption occur on or after July 1, 2025, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The indenture governing the 2026 Senior Notes contains customary covenants that will limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to incur additional debt, create liens on assets, make distributions and pay dividends, make certain types of investments, issue guarantees of indebtedness, and make certain restricted payments. These limitations are subject to a number of exceptions and qualifications set forth in the indenture.

A summary of the various restrictive covenants for the 2026 Senior Notes are as follows:

	Covenant	Compliance
Maintenance Covenant
Unencumbered Asset to Unencumbered Debt Ratio	> 150.0%	Yes
Incurrence Covenants
Consolidated Indebtedness less than Adjusted Total Assets	< .65x	Yes
Consolidated Secured Indebtedness less than Adjusted Total Assets	< .45x	Yes
Interest Coverage Ratio	> 1.5x	No

As of September 30, 2021, the Company was in compliance with all covenants associated with the 2026 Senior Notes except the interest coverage ratio. Failure to meet an incurrence covenant does not, in and of itself, constitute an event of default under the 2026 Senior Notes indenture.

2025 Senior Notes

The Company's $475.0 million senior notes due 2025 are referred to as the "2025 Senior Notes." The Company's 2025 Senior Notes consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate	Maturity Date	September 30, 2021	December 31, 2020
2025 Senior Notes (1) (2)	6.00%	June 2025	$—	$495,759
(1)In September 2021, the Company redeemed the 2025 Senior Notes and paid a redemption premium of $9.5 million using the net proceeds from the issuance of the 2029 Senior Notes. The redemption premium is included in the gain on extinguishment of indebtedness, net, in the accompany consolidated statements of operations and comprehensive loss.
(2)The 2025 Senior Notes included $20.9 million at December 31, 2020 related to acquisition related fair value adjustments on the 2025 Senior Notes. As of the date of redemption of the 2025 Senior Notes, the carrying value of the acquisition related fair value adjustment was $17.7 million. As a result of the redemption, this amount was written off and is included in the gain on extinguishment of indebtedness, net, in the accompany consolidated statements of operations and comprehensive loss.

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

The Company's credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at September 30, 2021 (1)	Maturity Date	September 30, 2021	December 31, 2020
Revolver (2)	3.53%	May 2024	$200,000	$400,000
$400 Million Term Loan Maturing 2023 (3)	4.73%	January 2023 (7)	203,944	400,000
$225 Million Term Loan Maturing 2023 (4)	4.72%	January 2023 (8)	114,718	225,000
$150 Million Term Loan Maturing 2023 (5)	4.18%	June 2023	100,000	150,000
$400 Million Term Loan Maturing 2025	4.45%	May 2025	400,000	400,000
			1,018,662	1,575,000
Deferred financing costs, net (6)			(4,003)	(6,696)
Total Revolver and Term Loans, net			$1,014,659	$1,568,304

(1)Interest rate at September 30, 2021 gives effect to interest rate hedges.
(2)At September 30, 2021 and December 31, 2020, there was $400.0 million and $200.0 million of remaining capacity on the Revolver, respectively. The Company also has the ability to extend the maturity date for an additional one year period ending May 2025 if certain conditions are satisfied.
(3)The Company utilized $196.1 million of the proceeds from the issuance of the 2026 Senior Notes to reduce the outstanding principal balance of this term loan.
(4)The Company utilized $110.3 million of the proceeds from the issuance of the 2026 Senior Notes to reduce the outstanding principal balance of this term loan.
(5)Pursuant to the terms under the Company's credit agreements, the Company utilized $20.8 million of the proceeds from hotel dispositions and $29.2 million of the proceeds from the issuance of the 2026 Senior Notes to reduce the outstanding principal balance of this term loan. In addition, the Company has the option to extend the maturity one additional year to June 2024.
(6)Excludes $3.2 million and $4.1 million as of September 30, 2021 and December 31, 2020, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.
(7)In September 2021, the Company amended this term loan to include a one-year extension option for approximately $151.7 million of the principal balance. The exercise of the one-year extension option will be at the Company's discretion, subject to certain conditions.
(8)In September 2021, the Company amended this term loan to include a one-year extension option for approximately $73.0 million of the principal balance. The exercise of the one-year extension option will be at the Company's discretion, subject to certain conditions.

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

In June and September 2021, the Company amended its Revolver and Term Loans. The June 2021 amendments extend by one fiscal quarter the suspension of testing of all existing financial maintenance covenants under the Revolver and the Term Loan agreements for all periods through and including the fiscal quarter ending March 31, 2022 (the “Covenant Relief Period”). In addition, for periods following the Covenant Relief Period, the amendments modify certain covenant thresholds.

In addition, as part of the Revolver and Term Loans amendment in June 2021, the Company amended the $150 Million Term Loan Maturing 2023 to extend the maturity for $100.0 million of the original principal balance from January 2022 to June 2023 with an option to extend the maturity by one year to June 2024. The applicable margin on the interest rate will be 3.0% for LIBOR loans and 2.0% for base rate loans until the end of the Leverage Relief Period, as defined in the existing credit agreement. After the end of the leverage relief period, the applicable margin will revert to the original leverage- or ratings-based pricing.

As part of the Revolver and Term Loans amendment in September 2021, the Company amended the $400 Million Term Loan Maturing 2023 and $225 Million Term Loan Maturing 2023 to include a one-year extension option for approximately $151.7 million and $73.0 million, respectively, of the principal balance. The exercise of the one-year extension option will be at the Company's discretion, subject to certain conditions. In addition, this amendment increased the limits for acquisitions, with the current limits further discussed below.

Through the date that the financial statements are delivered for the quarter ending June 30, 2022 (the "Restriction Period"), the Company is subject to various restrictions including, but not limited to, the requirement to pledge the equity interests in certain subsidiaries that own unencumbered properties to secure the Revolver and Term Loans, asset sales, equity issuances and incurrences of indebtedness will, subject to various exceptions, continue to be required to be applied as a mandatory prepayment of certain amounts outstanding under the Revolver and the Term Loans. In addition, the restrictions limit the ability of the Company and its subsidiaries to incur additional indebtedness and make prepayments of indebtedness, increase dividends and distributions, make capital expenditures over $150.0 million in each of the 2021 and 2022 calendar years through the last day of the Restriction Period, and make investments, including certain acquisitions over $450.0 million or $300.0 million, dependent upon the outstanding balance of the Company's Revolver. All of these limitations are subject to various exceptions. The Company is also required to maintain minimum liquidity, as defined in the amendments, of $150.0 million until certain leverage thresholds are met.

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

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Outstanding Borrowings at
	Number of Assets Encumbered	Interest Rate at September 30, 2021 (1)	Maturity Date		September 30, 2021	December 31, 2020
Mortgage loan (2)	7	3.30%	April 2022	(6)	$200,000	$200,000
Mortgage loan (2)	3	2.53%	April 2024	(6)	96,000	96,000
Mortgage loan (2)	4	2.84%	April 2024	(6)	85,000	85,000
Mortgage loan (3)	1	—	June 2022	(7)	—	30,332
Mortgage loan (4)	3	—	October 2022	(7)	—	86,775
Mortgage loan (5)	1	—	October 2022	(8)	—	27,972
	19				381,000	526,079
Deferred financing costs, net					(1,282)	(2,411)
Total mortgage loans, net					$379,718	$523,668

(1)Interest rate at September 30, 2021 gives effect to interest rate hedges.
(2)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(3)Includes $0.3 million at December 31, 2020 related to a fair value adjustment on a mortgage loan.
(4)Includes $0.9 million at December 31, 2020 related to fair value adjustments on the mortgage loans.
(5)Includes $0.3 million at December 31, 2020 related to a fair value adjustment on the mortgage loan.

(6)The mortgage loan provides two one year extension options.
(7)In June 2021, the Company paid off the mortgage loan(s) in full and paid approximately $5.7 million in prepayment premiums using the proceeds from the issuance of the 2026 Senior Notes.
(8)In July 2021, the Company paid off the mortgage loan in full and paid approximately a $1.3 million prepayment premium using the proceeds from the issuance of the 2026 Senior Notes.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. In addition certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. At September 30, 2021, all three mortgage loans were below the DSCR threshold and were in cash trap events. At September 30, 2021, there was approximately $12.4 million of restricted cash held by lenders due to cash trap events.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Senior Notes	$11,747	$5,942	$24,374	$17,825
Revolver and Term Loans	11,079	15,730	42,281	39,087
Mortgage loans	2,580	4,368	10,328	13,483
Amortization of deferred financing costs	1,527	1,147	4,211	3,214
Undesignated interest rate swaps	—	(1,203)	—	(18)
Total interest expense	$26,933	$25,984	$81,194	$73,591

9.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Swap-cash flow	1.15%	April 2021	$—	$100,000	$—	$(398)
Swap-cash flow	1.20%	April 2021	—	100,000	—	(418)
Swap-cash flow	2.15%	April 2021	—	75,000	—	(594)
Swap-cash flow	1.91%	April 2021	—	75,000	—	(523)
Swap-cash flow	1.61%	June 2021	—	50,000	—	(433)
Swap-cash flow	1.56%	June 2021	—	50,000	—	(416)
Swap-cash flow	1.71%	June 2021	—	50,000	—	(462)
Swap-cash flow	1.35%	September 2021	—	49,000	—	(454)
Swap-cash flow (1)	2.29%	December 2022	200,000	200,000	(5,732)	(9,044)
Swap-cash flow (2)	2.29%	December 2022	125,000	125,000	(3,579)	(5,648)
Swap-cash flow (3)	2.38%	December 2022	87,780	200,000	(2,626)	(9,436)
Swap-cash flow (4)	2.38%	December 2022	36,875	100,000	(1,103)	(4,716)
Swap-cash flow	2.39%	December 2023	75,000	75,000	(3,556)	(5,012)
Swap-cash flow	2.51%	December 2023	75,000	75,000	(3,768)	(5,284)
Swap-cash flow	2.75%	November 2023	100,000	100,000	(5,300)	(7,635)
Swap-cash flow	1.28%	September 2022	100,000	100,000	(1,181)	(2,035)
Swap-cash flow	1.24%	September 2025	150,000	150,000	(2,952)	(5,508)
Swap-cash flow	1.16%	April 2024	50,000	50,000	(952)	(1,464)
Swap-cash flow	1.20%	April 2024	50,000	50,000	(1,007)	(1,526)
Swap-cash flow	1.15%	April 2024	50,000	50,000	(940)	(1,450)
Swap-cash flow	1.10%	April 2024	50,000	50,000	(873)	(1,374)
Swap-cash flow	0.98%	April 2024	25,000	25,000	(356)	(596)
Swap-cash flow	0.95%	April 2024	25,000	25,000	(336)	(573)
Swap-cash flow	0.93%	April 2024	25,000	25,000	(323)	(558)
Swap-cash flow	0.90%	April 2024	25,000	25,000	(303)	(535)
Swap-cash flow	0.85%	December 2024	50,000	50,000	(422)	(1,249)
Swap-cash flow	0.75%	December 2024	50,000	50,000	(257)	(1,047)
Swap-cash flow	0.65%	January 2026	50,000	50,000	358	(662)
			$1,399,655	$2,124,000	$(35,208)	$(69,050)

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

As of September 30, 2021 and December 31, 2020, the aggregate fair value of the interest rate swap liabilities of $35.6 million and $69.1 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets. As of September 30, 2021, the aggregate fair value of the interest rate swap assets of $0.4 million was included in prepaid expense and other assets in the accompanying consolidated balance sheets.

As of September 30, 2021 and December 31, 2020, there was approximately $35.2 million and $69.1 million, respectively, of unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the three or nine month periods ended September 30, 2021 or 2020. For the three and nine months ended September 30, 2021, approximately $5.0 million and $18.9 million, respectively, of the amounts included in accumulated other comprehensive loss were reclassified into interest expense for the interest rate swaps that have been designated as cash flow hedges. For the three and nine months ended September 30, 2020, approximately, $6.9 million and $13.2 million, respectively, of the amounts included in accumulated other comprehensive loss were reclassified into interest expense for the interest rate swaps that have been designated as cash flow hedges. Approximately $20.2 million of the unrealized losses included in accumulated other comprehensive loss at September 30, 2021 is expected to be reclassified into interest expense within the next 12 months.

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

•Debt — The Company estimated the fair value of the 2029 Senior Notes, 2026 Senior Notes and 2025 Senior Notes by using publicly available trading prices, which are Level 1 inputs in the fair value hierarchy. The Company estimated the fair value of the Revolver and Term Loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms, which are Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy.

The fair value of the Company's debt was as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
2029 Senior Notes, net	$494,421	$501,060	$—	$—
2026 Senior Notes, net	492,476	503,975	—	—
2025 Senior Notes, net	—	—	495,759	484,229
Revolver and Term Loans, net	1,014,659	1,005,545	1,568,304	1,543,636
Mortgage loans, net	379,718	371,810	523,668	512,118
Debt, net	$2,381,274	$2,382,390	$2,587,731	$2,539,983

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 (in thousands):

	Fair Value at September 30, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$358	$—	$358
Interest rate swap liability	—	(35,566)	—	(35,566)
Total	$—	$(35,208)	$—	$(35,208)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap liability	$—	$(69,050)	$—	$(69,050)
Total	$—	$(69,050)	$—	$(69,050)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of September 30, 2021 and December 31, 2020.

12.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents). The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of September 30, 2021 and December 31, 2020, approximately $35.8 million and $35.0 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes, insurance and debt obligations where certain lenders held restricted cash due to a cash trap event. In addition, due to the effects of the COVID-19 pandemic on its operations, the Company has worked with the hotel brands, third-party managers and lenders to allow the use of available restricted cash reserves to cover operating shortfalls at certain hotels.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of September 30, 2021, 97 of the Company's hotel properties were operated pursuant to long-term management agreements with initial terms ranging from one to 25 years. This number includes 29 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 3.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2021, the Company incurred management fee expense of approximately $7.0 million and $16.4 million, respectively. For the three and nine months ended September 30, 2020, the Company incurred management fee expense of approximately $2.3 million and $10.9 million, respectively.

Franchise Agreements

As of September 30, 2021, 67 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 29 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, one hotel is not operated with a hotel brand so it does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2021, the Company incurred franchise fee expense of approximately $12.9 million and $30.5 million, respectively. For the three and nine months ended September 30, 2020, the Company incurred franchise fee expense of approximately $4.7 million and $20.3 million, respectively.

Wyndham Agreements

In 2019, the Company entered into an agreement with Wyndham to terminate the net operating income guarantee and received termination payments totaling $36.0 million from Wyndham, which amount is included in advance deposits and deferred revenue in the accompanying consolidated balance sheets. Effective January 1, 2020, the Company began recognizing the termination payments over the estimated term of the transitional agreements as a reduction to management and franchise fee expense in the consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2021, the Company extended the management and franchise agreements through December 31, 2022 for five and seven Wyndham properties, respectively. For the three and nine months ended September 30, 2021, the Company recognized approximately $3.7 million and $12.7 million, respectively, as a reduction to management and franchise fee expense related to the amortization of the termination payments. For the three and nine months ended September 30, 2020, the Company recognized $4.4 million and $13.2 million, respectively, as a reduction to management and franchise fee expense related to the amortization of the termination payments.

Other

During the three and nine months ended September 30, 2020, the Company incurred approximately $8.0 million and $8.2 million, respectively, in corporate- and property-level severance costs as a result of the COVID-19 pandemic. This amount includes $6.7 million for the three and nine months ended September 30, 2020 related to severance for associates at the Company's New York City hotels operating under collective bargaining agreements. The severance costs are included in other operating expense in the accompanying consolidated statements of operations and comprehensive loss.

13.       Equity

Common Shares of Beneficial Interest

During the nine months ended September 30, 2021, the Company did not repurchase any common shares.

During the nine months ended September 30, 2020, the Company repurchased and retired 5,489,335 common shares for approximately $62.6 million.

During the nine months ended September 30, 2021 and 2020, the Company declared a cash dividend of $0.01 per common share in each of the first, second and third quarters of 2021 and 2020.

Series A Preferred Shares

During the nine months ended September 30, 2021 and 2020, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first, second and third quarters of 2021 and 2020.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of September 30, 2021, 771,831 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of September 30, 2021 is as follows:

	2021
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	1,252,228	$15.17
Granted	1,733,358	15.93
Vested	(483,148)	16.34
Forfeited	(21,853)	12.98
Unvested at September 30, 2021	2,480,585	$15.49

For the three and nine months ended September 30, 2021, the Company recognized approximately $3.6 million and $8.5 million, respectively, of share-based compensation expense related to restricted share awards. For the three and nine months ended September 30, 2020, the Company recognized approximately $2.3 million and $6.6 million, respectively, of share-based compensation expense related to restricted share awards. As of September 30, 2021, there was $31.8 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.4 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the nine months ended September 30, 2021 and 2020 was approximately $7.4 million and $4.5 million, respectively.

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

For the three and nine months ended September 30, 2021, the Company recognized approximately $1.5 million and $4.2 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and nine months ended September 30, 2020, the Company recognized approximately $0.9 million and $2.6 million, respectively, of share-based compensation expense related to the performance unit awards. As of September 30, 2021, there was $11.5 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.1 years.

 As of September 30, 2021, there were 3,985,990 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and nine months ended September 30, 2021 and 2020, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to RLJ	$(148,007)	$(173,101)	$(277,440)	$(317,499)
Less: Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Less: Dividends paid on unvested restricted shares	(25)	(13)	(61)	(42)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	—	—
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(154,311)	$(179,393)	$(296,337)	$(336,377)

Denominator:
Weighted-average number of common shares - basic and diluted	164,068,011	163,609,865	163,964,227	164,763,540

Net loss per share attributable to common shareholders - basic and diluted	$(0.94)	$(1.10)	$(1.81)	$(2.04)

16.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$624,551	$995,963
Restricted cash reserves	35,763	42,686
Cash, cash equivalents, and restricted cash reserves	$660,314	$1,038,649

Interest paid	$78,578	$64,446

Income taxes paid	$154	$1,495

Operating cash flow lease payments for operating leases	$8,985	$9,013

Supplemental investing and financing transactions
In connection with the acquisition of a hotel property, the Company recorded the following:
Purchase of hotel property	$58,000	$—
Transaction costs	813	—
Operating prorations	(244)	—
Acquisition of hotel property, net	$58,569	$—

In connection with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$39,507	$—
Transaction costs	(2,158)	485
Operating prorations	(1,132)	—
Proceeds from the sale of hotel properties, net	$36,217	$485

Supplemental non-cash transactions
Accrued capital expenditures	$3,472	$6,520

17.       Subsequent Events

On October 18, 2021, the Company acquired the 205-room AC Hotel by Marriott Boston Downtown, located in Boston, Massachusetts, for $89.0 million.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continued adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows and performance, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including the duration of the pandemic and its impact on the demand for travel and on levels of consumer confidence, the actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, travel and economic activity, the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines and booster shots, and their effectiveness against emerging variants of COVID-19, such as the Delta variant, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

As of September 30, 2021, we owned 98 hotel properties with approximately 22,300 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 94 of our hotel properties, a 98.3% controlling interest in the DoubleTree Metropolitan Hotel New York City, a 95% controlling interest in The Knickerbocker, and 50% interests in entities owning two hotel properties. We consolidate our real estate interests in the 96 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in the two hotel properties in which we hold an indirect 50% interest using the equity method of accounting. We lease 97 of the 98 hotel properties to our taxable REIT subsidiaries ("TRS"), of which we own a controlling financial interest.
As of September 30, 2021, 96 of our 98 hotels were open, representing 98% of the portfolio. During the three months ended September 30, 2021, we temporarily suspended operations at one New Orleans hotel while remediation work is completed from damage caused by Hurricane Ida.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, our operating partnership RLJ Lodging Trust, L.P. (the "Operating Partnership"). We are the sole general partner of the Operating Partnership. As of September 30, 2021, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the Operating Partnership ("OP units").

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

2021 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. The following significant activities have taken place in 2021:

•We issued the 2029 Senior Notes that bear interest at a rate of 4.00% per annum. We used the net proceeds of the offering to redeem all of the outstanding 2025 Senior Notes.

•We issued the 2026 Senior Notes that bear interest at a rate of 3.75% per annum. We used the net proceeds of the offering to repay $335.5 million of our Term Loans and $142.2 million of our mortgage loans.
•We amended our Revolver and Term Loans, which included a waiver of quarterly financial covenants through the first quarter of 2022. The amendments also included adding a one-year extension option on approximately $225.0 million on our two 2023 maturing term loans.

•We extended the maturity of $100.0 million of our $150.0 million Term Loan from January 2022 to June 2023, with an additional one-year extension option to June 2024.

•We sold six hotel properties in six separate transactions for a combined sales price of approximately $39.5 million.

•We acquired the 186-room Hampton Inn and Suites Atlanta Midtown, located in Atlanta, Georgia, for $58.0 million.

•We acquired the 205-room AC Hotels by Marriott Boston Downtown, located in Boston, Massachusetts, for $89.0 million.

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

Results of Operations

At September 30, 2021 and 2020, we owned 98 and 104 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2021 and 2020.  The non-comparable hotel properties include one disposition that was completed in 2020 and one acquisition and six dispositions that were completed in 2021.
COVID-19

Beginning in March 2020, we experienced a significant decline in occupancy and RevPAR due to the COVID-19 pandemic. In response to the government-mandated stay-in-place orders and the significant reduction in demand due to the COVID-19 pandemic, we initially suspended operations at 57 hotels. As stay-in-place restrictions were lifted, we developed a framework to open hotels in a socially and financially responsible manner. Based on this framework, we began reopening hotels during the quarter ended June 30, 2020. During the three and nine months ended September 30, 2021, we benefited from significant growth in demand as a result of increased vaccine distribution, easing of government restrictions and pent-up leisure demand. These trends, combined with our reopening strategy and continuing stringent cost containment initiatives, led to a significant improvement in our results of operations for the three and nine months ended September 30, 2021 as compared to the same periods in the prior year.

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020

	For the three months ended September 30,
	2021	2020	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$200,051	$72,545	$127,506
Food and beverage revenue	17,013	3,831	13,182
Other revenue	16,705	7,556	9,149
Total revenues	233,769	83,932	149,837
Expenses
Operating expenses
Room expense	51,951	22,368	29,583
Food and beverage expense	12,576	3,167	9,409
Management and franchise fee expense	16,225	2,630	13,595
Other operating expense	67,599	49,398	18,201
Total property operating expenses	148,351	77,563	70,788
Depreciation and amortization	47,065	48,375	(1,310)
Impairment loss	138,899	—	138,899
Property tax, insurance and other	21,290	25,315	(4,025)
General and administrative	12,630	9,313	3,317
Transaction costs	(154)	(116)	(38)
Total operating expenses	368,081	160,450	207,631
Other income, net	676	334	342
Interest income	222	284	(62)
Interest expense	(26,933)	(25,984)	(949)
Gain on sale of hotel properties, net	1,947	391	1,556
Gain on extinguishment of indebtedness, net	7,100	—	7,100
Loss before equity in loss from unconsolidated joint ventures	(151,300)	(101,493)	(49,807)
Equity in loss from unconsolidated joint ventures	(232)	(7,806)	7,574
Loss before income tax expense	(151,532)	(109,299)	(42,233)
Income tax expense	(286)	(64,620)	64,334
Net loss	(151,818)	(173,919)	22,101
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	3,084	(21)	3,105
Noncontrolling interest in the Operating Partnership	727	839	(112)
Net loss attributable to RLJ	(148,007)	(173,101)	25,094
Preferred dividends	(6,279)	(6,279)	—
Net loss attributable to common shareholders	$(154,286)	$(179,380)	$25,094

Revenues

Total revenues increased $149.8 million to $233.8 million for the three months ended September 30, 2021 from $83.9 million for the three months ended September 30, 2020. The increase was the result of a $127.5 million increase in room revenue, a $13.2 million increase in food and beverage revenue, and a $9.1 million increase in other revenue.

Room Revenue

Room revenue increased $127.5 million to $200.1 million for the three months ended September 30, 2021 from $72.5 million for the three months ended September 30, 2020.  The increase was the result of a $128.5 million increase in room revenue attributable to the comparable properties, which was partially offset by a $1.0 million decrease in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was attributable to an increase in RevPAR resulting from an increase in demand as compared to the prior period. Though RevPAR increased over the comparable period in 2020, it remained below the comparable period in 2019.

The following are the quarter-to-date key hotel operating statistics for the comparable properties:

	For the three months ended September 30,
	2021	2020	2019
Occupancy	61.4%	28.8%	81.2%
ADR	$159.68	$120.15	$179.92
RevPAR	$98.11	$34.59	$146.14

Food and Beverage Revenue

Food and beverage revenue increased $13.2 million to $17.0 million for the three months ended September 30, 2021 from $3.8 million for the three months ended September 30, 2020 due to an increase in demand as compared to the prior period.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, increased $9.1 million to $16.7 million for the three months ended September 30, 2021 from $7.6 million for the three months ended September 30, 2020.  The increase was due to a $9.0 million increase in other revenue attributable to the comparable properties due to an increase in demand as compared to the prior period.

Property Operating Expenses

Property operating expenses increased $70.8 million to $148.4 million for the three months ended September 30, 2021 from $77.6 million for the three months ended September 30, 2020. The increase was due to a $71.4 million increase in property operating expenses attributable to the comparable properties, which was partially offset by a $0.6 million decrease in property operating expenses attributable to the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the three months ended September 30,
	2021	2020	$ Change
Room expense	$51,535	$21,828	$29,707
Food and beverage expense	12,558	3,168	9,390
Management and franchise fee expense	16,007	2,365	13,642
Other operating expense	66,979	48,356	18,623
Total property operating expenses	$147,079	$75,717	$71,362

The increase in property operating expenses attributable to the comparable properties was due to an increase in demand as compared to the prior period. Management and franchise fee expense for the three months ended September 30, 2021 and 2020 included a reduction to management and franchise fee expense of $3.7 million and $4.4 million, respectively, related to the recognition of the Wyndham termination payment.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.3 million to $47.1 million for the three months ended September 30, 2021 from $48.4 million for the three months ended September 30, 2020. The decrease was a result of a $1.1 million decrease in depreciation and amortization expense attributable to the comparable properties and a $0.2 million decrease in depreciation and amortization expense attributable to the non-comparable properties. The decrease in depreciation and amortization expense attributable to the comparable properties was primarily related to furniture, fixtures, and equipment at certain hotel properties that were fully depreciated in 2020.

Impairment Loss

During the three months ended September 30, 2021, we recorded an impairment loss of $138.9 million related to the DoubleTree Metropolitan New York City as we determined that the carrying value of this hotel property was not recoverable.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $4.0 million to $21.3 million for the three months ended September 30, 2021 from $25.3 million for the three months ended September 30, 2020.  The decrease was attributable to a $3.7 million decrease in property tax, insurance and other expense attributable to the comparable properties and a $0.3 million decrease in property tax, insurance and other expense attributable to the non-comparable properties. The decrease in property tax, insurance and other expense attributable to the comparable properties was primarily attributable to a decrease in real estate tax assessments, which was partially offset by an increase in insurance premiums and an increase in rent expense due to rent abatements in 2020 and the impact of the COVID-19 pandemic on percentage rent obligations.

General and Administrative

General and administrative expense increased $3.3 million to $12.6 million for the three months ended September 30, 2021 from $9.3 million for the three months ended September 30, 2020.  The increase was primarily attributable to an increase in non-cash compensation expense related to share-based awards granted during 2021, and the prior year adjustment related to the settlement of a labor matter during the three months ended September 30, 2020.

Interest Expense

Interest expense increased $0.9 million to $26.9 million for the three months ended September 30, 2021 from $26.0 million for the three months ended September 30, 2020. Interest expense increased as a result of unrealized gains on certain discontinued cash flows hedges during the three months ended September 30, 2020 that did not recur in 2021. The components of our interest expense for the three months ended September 30, 2021 and 2020 were as follows (in thousands):

	For the three months ended September 30,
	2021	2020	$ Change
Senior Notes	$11,747	$5,942	$5,805
Revolver and Term Loans	11,079	15,730	(4,651)
Mortgage loans	2,580	4,368	(1,788)
Amortization of deferred financing costs	1,527	1,147	380
Undesignated interest rate swaps	—	(1,203)	1,203
Total interest expense	$26,933	$25,984	$949

Gain on Sale of Hotel Properties, net

During the three months ended September 30, 2021, we sold three hotel properties for a sales price of approximately $21.8 million and recorded a net gain on sale of approximately $1.5 million.

Gain on Extinguishment of Indebtedness, net

During the three months ended September 30, 2021, we recorded a net gain on extinguishment of indebtedness of $7.1 million related to a gain of $8.2 million in conjunction with the redemption of the 2025 Senior Notes in September 2021, which was partially offset by a net loss of $1.1 million on mortgage loans that were paid down during the quarter. The gain on redemption of the 2025 Senior Notes was the result of the write off of the acquisition related fair value adjustment on date of redemption of $17.7 million, which was partially offset by the $9.5 million redemption premium.

Equity in Loss from Unconsolidated Joint Ventures

Equity in loss from unconsolidated joint ventures decreased $7.6 million to a loss of $0.2 million for the three months ended September 30, 2021 from a loss of $7.8 million for the three months ended September 30, 2020. The decrease is primarily attributable to an impairment loss of $6.5 million on one of our unconsolidated joint ventures in 2020 that did not recur in 2021, and an increase in demand as compared to the prior period.

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

Income tax expense decreased $64.3 million to $0.3 million for the three months ended September 30, 2021 from $64.6 million for the three months ended September 30, 2020 primarily attributable to recording a valuation allowance on 100% of our deferred tax assets beginning in the quarter ended September 30, 2020.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

	For the nine months ended September 30,
	2021	2020	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$469,377	$319,290	$150,087
Food and beverage revenue	36,238	35,870	368
Other revenue	41,960	26,845	15,115
Total revenues	547,575	382,005	165,570
Expenses
Operating expenses
Room expense	124,276	98,590	25,686
Food and beverage expense	25,841	31,348	(5,507)
Management and franchise fee expense	34,216	17,947	16,269
Other operating expense	173,602	168,288	5,314
Total property operating expenses	357,935	316,173	41,762
Depreciation and amortization	140,923	146,777	(5,854)
Impairment losses	144,845	—	144,845
Property tax, insurance and other	65,419	79,356	(13,937)
General and administrative	35,564	32,754	2,810
Transaction costs	101	(86)	187
Total operating expenses	744,787	574,974	169,813
Other (expense) income, net	(8,579)	1,193	(9,772)
Interest income	826	3,829	(3,003)
Interest expense	(81,194)	(73,591)	(7,603)
Gain on sale of hotel properties, net	3,133	485	2,648
Gain on extinguishment of indebtedness, net	893	—	893
Loss before equity in loss from unconsolidated joint ventures	(282,133)	(261,053)	(21,080)
Equity in loss from unconsolidated joint ventures	(470)	(8,196)	7,726
Loss before income tax expense	(282,603)	(269,249)	(13,354)
Income tax expense	(554)	(51,665)	51,111
Net loss	(283,157)	(320,914)	37,757
Net loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	4,326	1,816	2,510
Noncontrolling interest in the Operating Partnership	1,391	1,599	(208)
Net loss attributable to RLJ	(277,440)	(317,499)	40,059
Preferred dividends	(18,836)	(18,836)	—
Net loss attributable to common shareholders	$(296,276)	$(336,335)	$40,059

Revenues

Total revenues increased $165.6 million to $547.6 million for the nine months ended September 30, 2021 from $382.0 million for the nine months ended September 30, 2020. The increase was the result of a $150.1 million increase in room revenue, a $0.4 million increase in food and beverage revenue, and a $15.1 million increase in other revenue.

Room Revenue

Room revenue increased $150.1 million to $469.4 million for the nine months ended September 30, 2021 from $319.3 million for the nine months ended September 30, 2020.  The increase was the result of a $150.4 million increase in room revenue attributable to the comparable properties, which was offset by a $0.3 million decrease in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was attributable to an increase in RevPAR resulting from an increase in demand as compared to the prior period. Though RevPAR increased over the comparable period in 2020, it remained below the comparable period in 2019.

The following are the year-to-date key hotel operating statistics for the comparable properties:

	For the nine months ended September 30,
	2021	2020	2019
Occupancy	53.9%	33.5%	80.4%
ADR	$143.07	$154.71	$185.89
RevPAR	$77.15	$51.90	$149.43

Food and Beverage Revenue

Food and beverage revenue increased $0.4 million to $36.2 million for the nine months ended September 30, 2021 from $35.9 million for the nine months ended September 30, 2020 due to an increase in demand over the prior period.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, increased $15.1 million to $42.0 million for the nine months ended September 30, 2021 from $26.8 million for the nine months ended September 30, 2020.  The increase in other revenue was primarily due an increase in demand over the prior period.

Property Operating Expenses

Property operating expenses increased $41.8 million to $357.9 million for the nine months ended September 30, 2021 from $316.2 million for the nine months ended September 30, 2020. The increase was due to a $43.5 million increase in property operating expenses attributable to the comparable properties, which was partially offset by a $1.7 million decrease in property operating expenses attributable to the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the nine months ended September 30,
	2021	2020	$ Change
Room expense	$122,971	$96,846	$26,125
Food and beverage expense	25,813	31,281	(5,468)
Management and franchise fee expense	33,310	17,098	16,212
Other operating expense	171,304	164,705	6,599
Total property operating expenses	$353,398	$309,930	$43,468

The increase in property operating expenses attributable to the comparable properties was due an increase in demand over the prior period. Management and franchise fee expense for the nine months ended September 30, 2021 and 2020 included a reduction in management and franchise fee expense of $12.7 million and $13.2 million, respectively, related to the recognition of the Wyndham termination payment.

Depreciation and Amortization

Depreciation and amortization expense decreased $5.9 million to $140.9 million for the nine months ended September 30, 2021 from $146.8 million for the nine months ended September 30, 2020. The decrease was a result of a $5.1 million decrease in depreciation and amortization expense attributable to the comparable properties and a $0.8 million decrease in depreciation and amortization expense attributable to the non-comparable properties. The decrease in depreciation and amortization expense attributable to the comparable properties was primarily related to furniture, fixtures, and equipment at certain hotel properties that were fully depreciated in 2020.

Impairment Losses

During the nine months ended September 30, 2021, we recorded impairment losses of $5.9 million related to two hotel properties that were sold in May 2021. In addition, we recorded an impairment loss of $138.9 million related to the DoubleTree Metropolitan New York City as we determined that the carrying value of this hotel property was not recoverable.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $13.9 million to $65.4 million for the nine months ended September 30, 2021 from $79.4 million for the nine months ended September 30, 2020.  The decrease was attributable to a $12.9 million decrease in property tax, insurance and other expense attributable to the comparable properties and a $1.1 million decrease in property tax, insurance and other expense attributable to the non-comparable properties. The decrease in property tax, insurance and other expense attributable to the comparable properties was primarily attributable to a decrease in real estate tax assessments, including final assessments of certain of our California hotels acquired in our merger with FelCor Lodging Trust. The final assessment of these California hotels resulted in a benefit of $5.4 million during the nine months ended September 30, 2021 related to the reversal of accrued real estate tax liabilities in excess of the amounts owed. The decrease in real estate tax assessments was partially offset by an increase insurance expense and an increase in rent expense due to rent abatements in 2020 and the impact of the COVID-19 pandemic on percentage rent obligations.

General and Administrative

General and administrative expense increased $2.8 million to $35.6 million for the nine months ended September 30, 2021 from $32.8 million for the nine months ended September 30, 2020. The increase was primarily attributable to an increase in non-cash compensation expense related to share-based awards granted during 2021 and an increase in debt modification, legal, and other costs outside the normal course of operations. These increases were partially offset by decreases related to our efforts to reduce costs in response to the COVID-19 pandemic.

Other Expense, net

Other expense increased $9.8 million to $8.6 million for the nine months ended September 30, 2021 from income of $1.2 million for the nine months ended September 30, 2020. The increase was primarily attributable to the reclassification of unrealized losses from accumulated other comprehensive loss due to the termination of certain interest rate swap agreements that were previously designated against debt that was repaid with proceeds from the issuance of our 2026 Senior Notes.

Interest Expense

Interest expense increased $7.6 million to $81.2 million for the nine months ended September 30, 2021 from $73.6 million for the nine months ended September 30, 2020.  Interest expense increased due to higher effective interest rates on our variable rate debt after taking into account the impact of interest rate swaps in each of the periods. The components of our interest expense for the nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	For the nine months ended September 30,
	2021	2020	$ Change
Senior Notes	$24,374	$17,825	$6,549
Revolver and Term Loans	42,281	39,087	3,194
Mortgage loans	10,328	13,483	(3,155)
Amortization of deferred financing costs	4,211	3,214	997
Undesignated interest rate swaps	—	(18)	18
Total interest expense	$81,194	$73,591	$7,603

Gain on Sale of Hotel Properties, net

During the nine months ended September 30, 2021, we sold six hotel properties for a sales price of approximately $39.5 million and recorded a net gain on sale of approximately $2.6 million.

Gain on Extinguishment of Indebtedness, net

During the nine months ended September 30, 2021, we recorded a net gain on extinguishment of indebtedness of $0.9 million primarily related to a gain of $8.2 million in conjunction with the redemption of the 2025 Senior Notes in September 2021, which was partially offset by the net loss of $7.3 million on mortgage loans that were paid down during the year. The gain on redemption of the 2025 Senior Notes was the result of the write off of the acquisition related fair value adjustment on date of redemption of $17.7 million, which was partially offset by the $9.5 million redemption premium.

Equity in Loss from Unconsolidated Joint Ventures

Equity in loss from unconsolidated joint ventures decreased $7.7 million to a loss of $0.5 million for the nine months ended September 30, 2021 from a loss of $8.2 million for the nine months ended September 30, 2020. The decrease is primarily attributable to an impairment loss of $6.5 million on one of our unconsolidated joint ventures in 2020 that did not recur in 2021, and an increase in demand as compared to the prior period.

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

Income tax expense decreased $51.1 million to $0.6 million for the nine months ended September 30, 2021 from $51.7 million for the nine months ended September 30, 2020 primarily attributable to recording a valuation allowance on 100% of our deferred tax assets beginning in the quarter ended September 30, 2020.

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

The following table is a reconciliation of our GAAP net loss to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(151,818)	$(173,919)	$(283,157)	$(320,914)
Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Depreciation and amortization	47,065	48,375	140,923	146,777
Gain on sale of hotel properties, net	(1,947)	(391)	(3,133)	(485)
Impairment losses	138,899	—	144,845	—
Noncontrolling interest in consolidated joint ventures	3,084	(21)	4,326	1,816
Adjustments related to consolidated joint ventures (1)	(2,476)	(75)	(2,626)	(224)
Adjustments related to unconsolidated joint ventures (2)	291	7,008	876	7,991
FFO	26,819	(125,302)	(16,782)	(183,875)
Transaction costs	(154)	(116)	101	(86)
Gain on extinguishment of indebtedness, net	(7,100)	—	(893)	—
Amortization of share-based compensation	5,165	3,195	12,765	9,217
Non-cash income tax expense	—	64,510	—	51,447
Unrealized gain on discontinued cash flow hedges	—	(1,203)	—	(18)
Corporate- and property-level severance (3)	904	7,981	904	8,190
Derivative losses in accumulated other comprehensive loss reclassified to earnings (4)	—	—	10,658	—
Other expenses (income)(5)	1,711	(1,733)	2,120	(744)
Adjusted FFO	$27,345	$(52,668)	$8,873	$(115,869)

(1)Includes depreciation and amortization expense and impairment loss allocated to the noncontrolling interest in the consolidated joint ventures.
(2)Includes our ownership interest in the depreciation and amortization expense and impairment loss of the unconsolidated joint ventures.
(3)Severance for the three and nine months ended September 30, 2021 includes severance for associates at hotels operating under collective bargaining agreements. Severance for the three and nine months ended September 30, 2020 includes $6.7 million related to severance for associates at our New York City hotels operating under collective bargaining agreements.
(4)Reclassification of interest rate swap losses from accumulated other comprehensive loss to earnings for discontinued cash flow hedges due to debt paydowns.
(5)Represents expenses and income outside of the normal course of operations. Other expenses (income) for the three and nine months ended September 30, 2021 includes hurricane costs not covered by insurance of $1.5 million. Other expenses (income) for the three and nine months ended September 30, 2020 includes a benefit of $1.8 million due to the reversal of an excess accrued liability related to a labor matter.

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

The following table is a reconciliation of our GAAP net loss to EBITDA, EBITDAre and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(151,818)	$(173,919)	$(283,157)	$(320,914)
Depreciation and amortization	47,065	48,375	140,923	146,777
Interest expense, net of interest income	26,711	25,700	80,368	69,762
Income tax expense	286	64,620	554	51,665
Adjustments related to unconsolidated joint ventures (1)	408	596	1,225	1,823
EBITDA	(77,348)	(34,628)	(60,087)	(50,887)
Impairment loss of unconsolidated joint ventures (2)	—	6,533	—	6,533
Gain on sale of hotel properties, net	(1,947)	(391)	(3,133)	(485)
Impairment losses	138,899	—	144,845	—
EBITDAre	59,604	(28,486)	81,625	(44,839)
Transaction costs	(154)	(116)	101	(86)
Gain on extinguishment of indebtedness, net	(7,100)	—	(893)	—
Amortization of share-based compensation	5,165	3,195	12,765	9,217
Corporate- and property-level severance (3)	904	7,981	904	8,190
Derivative losses in accumulated other comprehensive loss reclassified to earnings (4)	—	—	10,658	—
Other expenses (income)(5)	1,711	(1,733)	2,120	(744)
Adjusted EBITDA	$60,130	$(19,159)	$107,280	$(28,262)

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint ventures.
(2)Includes our ownership interest in the impairment loss of one of our unconsolidated joint ventures.
(3)Severance for the three and nine months ended September 30, 2021 includes severance for associates at hotels operating under collective bargaining agreements. Severance for the three and nine months ended September 30, 2020 includes $6.7 million related to severance for associates at our New York City hotels operating under collective bargaining agreements.
(4)Reclassification of interest rate swap losses from accumulated other comprehensive loss to earnings for discontinued cash flow hedges due to debt paydowns.

(5)Represents expenses and income outside of the normal course of operations. Other expenses (income) for the three and nine months ended September 30, 2021 includes hurricane costs not covered by insurance of $1.5 million. Other expenses (income) for the three and nine months ended September 30, 2020 includes a benefit of $1.8 million due to the reversal of an excess accrued liability related to a labor matter.

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

Given the difficulty of predicting the duration and magnitude of the COVID-19 pandemic and its effect on liquidity, we continue to operate our hotel properties under stringent cost containment measures.

During the nine months ended September 30, 2021, we entered into an amendment to our Revolver and Term Loans. The amendment suspends the testing of all existing financial maintenance covenants under the Revolver and the Term Loan agreements for all periods through and including the fiscal quarter ending March 31, 2022 (the “Covenant Relief Period”). In addition, for periods following the Covenant Relief Period, the amendments modify certain covenant thresholds.

As of September 30, 2021, we had $660.3 million of cash and cash equivalents and restricted cash reserves.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $20.2 million and the net cash flow used in operating activities totaled $86.8 million for the nine months ended September 30, 2021 and 2020, respectively. Our cash flows provided by or used in operating activities generally consist of the net cash generated by or operating shortfalls from our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the nine months ended September 30, 2021 and 2020.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $63.9 million for the nine months ended September 30, 2021 primarily due to the $58.6 million acquisition of a hotel property, $36.2 million in routine capital improvements and additions to our hotel properties and $5.0 million in purchase deposits paid. The net cash flow used in investing activities was partially offset by $36.2 million in proceeds from the sale of hotel properties.

The net cash flow used in investing activities totaled $55.7 million for the nine months ended September 30, 2020 primarily due to $57.6 million in routine capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $230.8 million for the nine months ended September 30, 2021 primarily due to the redemption of the 2025 Senior Notes with a redemption premium of $9.5 million, $200.0 million in repayment on the Revolver, $356.3 million in repayment of term loans, $149.2 million in repayment of mortgage loans, $23.9 million in distributions to shareholders and unitholders, $14.0 million in deferred financing cost payments, $2.5 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $1.5 million in scheduled mortgage loan principal payments. The net cash flow used in financing activities was partially offset by $1.0 billion in gross proceeds from the issuances of the senior notes.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2021, approximately $19.5 million was held in FF&E reserve accounts for future capital expenditures. In addition, due to the effects of the COVID-19 pandemic on our operations, we have worked with the brands, third-party managers, and lenders to allow the use of available restricted cash reserves to cover operating shortfalls at certain hotels.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2021, we had approximately $1.4 billion of total variable rate debt outstanding (or 58.3% of total indebtedness) with a weighted-average interest rate of 3.97% per annum. After taking into consideration the effect of interest rate swaps, 100.0% of our total indebtedness was fixed or effectively fixed. As of September 30, 2021, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would have no impact on future earnings and cash flows, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2021, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Fixed rate debt (1)	$—	$—	$—	$—	$—	$1,000,000	$1,000,000
Weighted-average interest rate	—%	—%	—%	—%	—%	3.88%	3.88%
Variable rate debt (1)	$—	$200,000	$418,662	$381,000	$400,000	$—	$1,399,662
Weighted-average interest rate (2)	—%	3.30%	4.59%	3.13%	4.45%	—%	3.97%
Total (3)	$—	$200,000	$418,662	$381,000	$400,000	$1,000,000	$2,399,662

(1)Excludes $4.0 million, $1.3 million, $5.6 million and $7.5 million of net deferred financing costs on the Term Loans, mortgage loans, 2029 Senior Notes and 2026 Senior Notes, respectively.
(2)The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of September 30, 2021, the estimated fair value of our fixed rate debt was $1.0 billion, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $43.2 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2021 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended September 30, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2021 through July 31, 2021	—	$—	—	—
August 1, 2021 through August 31, 2021	26,543	$14.23	—	—
September 1, 2021 through September 30, 2021	—	$—	—	—
Total	26,543		—
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
4.1
Indenture, dated as of September 13, 2021, among RLJ Lodging Trust, RLJ Lodging Trust, L.P., the subsidiary guarantors party thereto and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 16, 2021)

10.1
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of September 16, 2021, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust, L.P. party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 16, 2021)

10.2
Eleventh Amendment to Term Loan Agreement, dated as of September 16, 2021, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 16, 2021)

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

RLJ LODGING TRUST

Dated: November 5, 2021	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: November 5, 2021	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 5, 2021	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)