Form 10-K
period 2021-12-31
RLJ Lodging Trust
filed 2022-02-24
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The aggregate market value of the 160,754,343 common shares of beneficial interest held by non-affiliates of the Registrant was approximately $2,448,288,644 based on the closing price of $15.23 as reported on the New York Stock Exchange for such common shares of beneficial interest on June 30, 2021.
As of February 17, 2022, 166,478,328 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2021.

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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continued material adverse effect of the current pandemic of the novel coronavirus, or COVID-19 on our financial condition, results of operations, cash flows and performance, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic will continue to impact us will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These future developments may include, among others, the duration of the pandemic and its impact on the demand for travel and on levels of consumer confidence, the actions governments, businesses and individuals take in response to the pandemic, the impact of the pandemic on global and regional economies, travel and economic activity, public adoption rates of COVID-19 vaccines, including booster shots, and their effectiveness against emerging variants of COVID-19, such as the Delta and Omicron variants, and the pace of recovery when the COVID-19 pandemic subsides. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” within this Annual Report on Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
Additional factors that might cause actual outcomes to differ materially from our forward-looking statements include the following: the current global economic uncertainty, increased direct and indirect competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel, epidemics and/or pandemics, including the COVID-19 pandemic, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, access to capital through offerings of our common and preferred shares of beneficial interest, or debt, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses, and inaccuracies of our accounting estimates. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" within this Annual Report on Form 10-K. Given these uncertainties, undue reliance should not be placed on such statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Except where the context suggests otherwise, we define certain terms in this Annual Report on Form 10-K as follows:
•"our company," "we," "us" and "our" refer to RLJ Lodging Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries, including RLJ Lodging Trust, L.P., a Delaware limited partnership, which we refer to as the "Operating Partnership";
•"our hotel properties" refers to the 98 hotels owned by us as of December 31, 2021;
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
As of December 31, 2021, we owned 98 hotel properties with approximately 21,700 rooms, located in 22 states and the District of Columbia. We owned, through wholly-owned subsidiaries, a 100% interest in 96 of our hotel properties, a 95.0% controlling interest in The Knickerbocker, and a 50% interest in an entity owning one hotel property. We consolidate our real estate interests in the 97 hotel properties in which we hold a controlling financial interest, and we record the real estate interests in one hotel property in which we hold an indirect 50% interest using the equity method of accounting. We lease 97 of the 98 hotel properties to our TRSs, of which we own a controlling financial interest.
For U.S. federal income tax purposes, we elect to be taxed as a REIT. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole general partner of the Operating Partnership. As of December 31, 2021, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the Operating Partnership ("OP units").

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

The effects of the COVID-19 pandemic have significantly impacted our operations, and combined with macroeconomic trends such as reduced business spending, including on travel, and a labor shortage, which has led to higher labor costs, lead us to believe that the ongoing effects of the COVID-19 pandemic on our operations will continue to have an adverse impact on our financial results.

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
•Pursue a disciplined hotel acquisition strategy.  We seek to acquire additional hotel properties at prices below replacement cost where we believe we can generate attractive returns on investment. We intend to target newly or recently built hotel properties and we will also target acquisition opportunities where we can enhance value by pursuing proactive investment strategies such as renovation, repositioning or rebranding.
•Pursue opportunistic capital recycling.  We may opportunistically and selectively sell hotel properties whose returns appear to have been maximized. To the extent that we sell our hotel properties, except as may be required by our debt agreements, we intend to redeploy the capital into other investment opportunities, including without limitation, acquisitions and internal value creation opportunities.
•Maintain a flexible balance sheet. We intend to continue to maintain a flexible capital structure that allows us to execute our strategy. We believe that a strong balance sheet is a key competitive advantage that affords us a lower cost of capital and positions us for growth. We structure our debt profile to maintain financial flexibility and a balanced maturity schedule with access to different forms of financing.

Our Hotels

Our hotel properties operate under strong, premium brands, with approximately 88% of our hotel properties operating under existing relationships with Marriott, Hilton or Hyatt. The following table sets forth the brand affiliations of our hotel properties as of December 31, 2021:

Brand Affiliations	Number of hotels	Percentage of total hotels	Number of rooms	Percentage of total rooms
Marriott
Courtyard	12	12.3%	2,664	12.3%
Residence Inn	10	10.2%	1,444	6.7%
Marriott	5	5.1%	1,738	8.0%
Fairfield Inn & Suites	4	4.1%	552	2.5%
Renaissance	3	3.1%	782	3.6%
SpringHill Suites	3	3.1%	437	2.0%
AC Hotel	1	1.0%	205	0.9%
Moxy	1	1.0%	170	0.8%
Subtotal	39	39.9%	7,992	36.8%
Hilton
Embassy Suites	20	20.4%	5,539	25.6%
Hilton Garden Inn	5	5.1%	1,125	5.2%
DoubleTree	4	4.1%	920	4.2%
Hampton Inn/Hampton Inn & Suites	3	3.1%	499	2.3%
Homewood Suites	2	2.0%	345	1.6%
Hilton	1	1.0%	231	1.1%
Subtotal	35	35.7%	8,659	40.0%
Hyatt
Hyatt House	7	7.1%	1,188	5.5%
Hyatt Place	3	3.1%	466	2.2%
Hyatt Centric	2	2.0%	266	1.2%
Subtotal	12	12.2%	1,920	8.9%
Wyndham
Wyndham	7	7.1%	2,241	10.3%
Subtotal	7	7.1%	2,241	10.3%
Other Brand Affiliation	5	5.1%	858	4.0%
Total	98	100.0%	21,670	100.0%

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

Seasonality

The lodging industry is seasonal in nature, which can cause quarterly fluctuations in our revenues. For example, our hotels in the northeastern metropolitan areas experience lower revenues and profits during the winter months of December through March, while our hotels in Florida generally have higher revenues in the months of January through April. This seasonality can be expected to cause periodic fluctuations in a hotel's room revenues, occupancy levels, room rates, operating expenses and cash flows.

Our Financing Strategy

Over time, we intend to finance our long-term growth with equity issuances and debt financing with staggered maturities. Our strategy with respect to our debt profile is to primarily have unsecured debt and a greater percentage of fixed rate and hedged floating rate debt as compared to unhedged floating rate debt. Our debt is currently comprised of unsecured senior notes, unsecured credit agreements, and mortgage loans secured by certain hotel properties. We have a mix of fixed and floating rate debt; however, all of our debt currently either bears interest at fixed rates or effectively bears interest at fixed rates due to interest rate swaps on the debt.

Organizational Structure

We conduct our business through a traditional umbrella partnership real estate investment trust ("UPREIT") in which our hotel properties are indirectly owned by the Operating Partnership, through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of the Operating Partnership and, as of December 31, 2021, we owned 99.5% of the OP units in the Operating Partnership. In the future, we may issue OP units from time to time in connection with acquiring hotel properties, financing, compensation or other reasons.

In order for the income from our hotel operations to constitute "rents from real property" for purposes of the gross income tests required for REIT qualification, we cannot directly or indirectly operate any of our hotel properties. Accordingly, we lease our hotels, and we intend to lease any hotels we acquire in the future, to subsidiaries of our TRSs ("TRS lessees"), which are owned by us. Our TRS lessees have engaged, or will engage, third-party management companies to manage our hotel properties, and any hotel properties we acquire in the future, on market terms.

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

Insurance

We carry comprehensive general liability, fire, extended coverage, business interruption, rental loss of income coverage and umbrella liability coverage on all of our hotels, including earthquake, wind, flood and hurricane coverage on hotels in areas where we believe such coverages are warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement cost basis, for the costs incurred to repair or rebuild each hotel, including loss of income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. Certain of our properties in our portfolio are located in areas known to be subject to hurricanes and we believe that we have appropriate insurance for those risks, although they are subject to higher deductibles than ordinary property insurance. We do not carry insurance for generally uninsurable risks, including, but not limited to losses caused by communicable or infectious diseases, war or governmental actions such as government seizures of property. In addition, we do not carry cyber insurance. In the opinion of our management, our hotels are adequately insured.

Human Capital

As of December 31, 2021, we had 76 employees. We strive to maintain a workplace that is free from discrimination or harassment on the basis of race, color, sex, religion, age, ethnicity, national origin, disability, sexual orientation, gender identification or any other status protected by applicable laws. We conduct annual trainings to prevent discrimination and harassment and monitor employee conduct year-round.

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

In addition, throughout the COVID-19 pandemic, we have taken aggressive steps to protect the health and well-being of our associates, customers and the employees of our third-party management companies. Among other things, we follow the American Hotel Lodging Association ("AHLA") Safe Stay® initiative focused on enhanced hotel cleaning practices, social interactions and workplace protocols required to address the challenges and new expectations presented by the COVID-19 pandemic. We are committed to ensuring the continuing safety, health and well-being of our community.

Environmental, Social, and Governance ("ESG")

We are committed to driving long-term value creation for our shareholders by upholding our corporate responsibility and incorporating ESG initiatives in all key aspects of our strategy and business.

On the environmental front, our investment strategy of owning primarily rooms-oriented, focused-service and compact full-service hotels leads to lower operational intensity and higher efficiency with respect to space usage than full-service hotels, resulting in a lower environmental impact across our portfolio. In 2021, we disclosed on our website our historical performance with respect to energy consumption, greenhouse gas intensity and water intensity. We also disclosed our environmental policy, which includes our objectives, risks and opportunities, management processes, standard technical practices and investment focus areas as it relates to our environmental impact. Such objectives include reducing energy, greenhouse gas, and water usage and making green building investments, as well as addressing the physical impacts of climate change.

With respect to social causes, we continue to show our commitment to making an impact in the communities we serve. In 2021, following the damage caused by Hurricane Ida, both the Company and our associates donated to the Jericho Road Housing Initiative in New Orleans. Jericho Road Housing Initiative is a community-based organization that provides green and sustainable housing to low-income citizens in the central district of New Orleans. The initiative also provides robust job training and financial coaching services.

In connection with our adherence to the AHLA Safe Stay® initiative, we are committed to promoting the health and well-being of all members of our community – from our customers and associates to the employees of our third-party management companies. To that end, we incorporate all related AHLA Safe Stay policies and procedures into hotel operations so that all related parties benefit from our support. We have committed to initiatives that support associate well-being, including the AHLA 5-Star Promise – a voluntary industry pledge to improve and promote workplace safety around sexual violence, assault and human trafficking. We are also committed to supporting our third-party management companies with integrating the 5-Star Promise principles throughout their hotel operations. Our labor and human rights policy outlines our approach to ensuring fair and equitable labor practices.

We continue to uphold high standards with respect to governance, which is reflected in our approach to maintaining a highly diverse board and our overall approach to risk management. With respect to our board, four trustees are women, six are ethnically diverse and eight are independent. Nearly 80% of our board has deep expertise and experience in risk management. In addition, our board, via the Nominating and Corporate Governance Committee (the "NCG Committee") of the board, has the overall responsibility for overseeing ESG-related issues, policies and programs for the Company. The NCG Committee, with critical support from management, is leading the effort to formulate our strategy with respect to adapting and responding to the risks and opportunities presented by ESG-related matters. During 2021, we also disclosed key ESG metrics, documents and policies through the Global Reporting Initiative (“GRI”) Index, in accordance with the GRI framework.

We intend to continue to enhance our ESG initiatives and our disclosures by striving to adhere to other widely recognized frameworks to provide additional transparency regarding our ESG initiatives. We also intend to enhance strategic decision making by identifying and addressing material risks and opportunities that mitigate long-term environmental impacts to our hotel properties. We will continue to seek ways to maximize the positive impact of our business in ways that foster long-term resiliency for both the portfolio and our stakeholders.

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

Risks Related to Our Business and Hotel Properties

COVID-19 is expected to continue to significantly impact and disrupt, our business, financial performance and condition, operating results and cash flows. Further, the spread of COVID-19 has caused severe disruptions in the U.S. and global economy and financial markets and could result in the continuation of widespread business continuity issues for an unknown duration.

COVID-19 has disrupted our business and continues to have a material adverse effect on our financial performance and condition, operating results and cash flows.

Factors that would negatively impact our ability to operate successfully during or following the COVID-19 pandemic or another pandemic, or that could otherwise significantly impact and disrupt our business, financial performance and condition, operating results and cash flows, include:

•sustained negative consumer or business sentiment, economic metrics or demand for travel, including beyond the end of the COVID-19 pandemic, which could further impact demand for lodging;

•increased operational costs to maintain hotels, including increased sanitation measures;

•the scaling back or delay of a significant amount of planned capital expenditures, including planned renovation projects, which could adversely affect the value of our properties;

•our increased indebtedness and decreased operating revenues, which could increase our risk of default on our loans;

•disruptions in our supply chains;

•fluctuations in regional and local economies;

•the continued service and availability of personnel, including our senior leadership team, and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted by the outbreak of pandemic or epidemic disease and are not available to conduct work;

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

The significance, extent and duration of the impacts caused by the COVID-19 pandemic on our business, financial condition, operating results and cash flows, remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the extent and effectiveness of the containment measures taken, the effectiveness of the distribution and efficacy of vaccines, and the responses of the overall economy, the financial markets and the population, particularly in areas in which we operate. Furthermore, there can be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries after the COVID-19 pandemic has largely subsided. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or when, or if, we will be able to resume normal operations. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

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

Our hotels located in the Northern California, Southern California, South Florida, Chicago, Illinois, and Houston, Texas metropolitan areas accounted for approximately 12.5%, 10.5%, 8.6%, 7.4% and 5.5%, respectively, of our total number of rooms available for the fiscal year ended December 31, 2021. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses, localized COVID-19 infection rates and governmental actions to address the pandemic, any oversupply of hotel rooms, political unrest or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business or political climate, could materially and adversely affect us.

We are dependent on the performance of the third-party management companies that manage the operations of each of our hotels and we could be materially and adversely affected if such third-party hotel managers do not manage our hotels in our best interests.

Because U.S. federal income tax laws restrict REITs and their subsidiaries from operating or managing hotel properties, we do not operate or manage our hotel properties. Instead, we retain third-party hotel managers to operate our hotel properties pursuant to management agreements. As of December 31, 2021, all of our hotel properties had individual management agreements, 30 of which were with Aimbridge Hospitality ("Aimbridge").

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

Hotels where our managers have collective bargaining agreements with their employees are more highly affected by labor force activities than others. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of the hotel workforce during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. Our ability, if any, to have any material impact on the outcome of these negotiations is restricted by and dependent on the individual management agreement covering a specific property, and we may have limited ability to control the outcome of these negotiations.

Labor shortages could slow our growth or harm our business.

Our success depends in part upon our third-party management companies' ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas, with such supply issues increasing to historical levels in 2021, as has widely been reported by news sources. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business. Additionally, competition for qualified employees has required us to pay meaningfully higher wages to attract enough employees than has historically been the case, and continued tightness in labor markets could result in continued escalation of labor costs. In addition, we could face some challenges meeting workforce requirements resulting from changes in workforce dynamics, such as higher standards and working remotely or more flexibility, which could result in increased labor costs in the future.

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

86 of the 98 hotel properties that we owned as of December 31, 2021 utilize brands owned by Marriott, Hilton or Hyatt. As a result, our success is dependent in part on the continued success of Marriott, Hilton or Hyatt and their respective brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton and/or Hyatt is reduced or compromised, the goodwill associated with the Marriott-, Hilton-, or Hyatt-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hilton or Hyatt were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton and/or Hyatt could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.

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

The operating performance of our hotel properties in various U.S. markets had significantly declined during the COVID-19 pandemic. Our business strategy depends on achieving revenue and net income growth from anticipated improvement in demand for hotel rooms as part of the growth of the U.S. economy as well as the global economy. Accordingly, any delay or weaker than anticipated economic growth could materially and adversely affect us and our growth prospects. Furthermore, even if the U.S. economy and the global economy continue to grow, we cannot provide any assurances that demand for hotel rooms will increase from current levels. If demand does not increase in the near future, or if demand weakens, our future results of operations and our growth prospects could be materially and adversely affected.

Any difficulties in obtaining the capital necessary to make required periodic capital expenditures and to renovate our hotel properties could materially and adversely affect our financial condition and results of operations.

Our hotel properties have an ongoing need for renovations and other capital improvements, including the replacement of furniture, fixtures and equipment ("FF&E"), franchisor-required improvements, and renovation or redevelopment of acquisitions. Our lenders will also likely require that we set aside annual amounts for capital improvements to our hotel properties. The costs of these capital improvements may increase due to ongoing supply-chain disruptions relating to the

COVID-19 pandemic and increased construction costs, and could materially and adversely affect us. In addition, due to the current supply-chain constraints and disruptions, we could face difficulties sourcing the goods and services in a timely manner, which could adversely affect us.

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

At December 31, 2021, we had approximately $2.4 billion of debt outstanding, which could materially and adversely affect our operating performance and put us at a competitive disadvantage.

Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2021, we had approximately $2.4 billion of outstanding debt. In addition, we may incur substantial additional debt, including secured debt, in the future. After taking into consideration the effect of interest rate swaps, 100.0% of our payments are fixed or effectively fixed. Interest rates are expected to increase as the Federal Reserve acts to address rising inflation; such increases would increase our interest expense on any future fixed and variable rate debt, as well as existing variable rate debt, which could adversely affect our cash flows and our ability to pay distributions to shareholders.

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

Inflation may adversely affect our financial condition and results of operations.

Inflation poses a risk to us due to the possibility of future increases in interest rates. Such increases would adversely impact us due to our outstanding variable rate debt as well as result in higher interest rates on any new fixed-rate debt. We have entered into interest rate swaps to limit our exposure to interest rate fluctuations related to a portion of our variable rate debt. However, in an increasing interest rate environment the fixed rates we can obtain with such replacement fixed-rate cap and swap agreements or the fixed-rate on new debt will also continue to increase.

In addition, increased inflation may have an adverse effect on our operating expenses, including, but not limited to, labor, supplies, repairs and maintenance, as these costs could increase at a rate higher than our revenues. Inflation could also have an adverse effect on consumer spending which could impact occupancy levels at our hotel properties and, in turn, our own results of operations.

Our existing indebtedness contains covenants and our failure to comply with all covenants in our debt agreements could materially and adversely affect us.

Our existing indebtedness contains customary and financial covenants that may limit our ability to capitalize on business opportunities. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, incur liens on certain assets, engage in certain mergers, liquidations or consolidations, sell certain assets, make restricted payments (including the payment of dividends and other distributions), engage in certain transactions with affiliates, enter into sale and leaseback transactions, make investments and capital expenditures, and acquire real estate assets.

In addition, our ability to borrow under our unsecured revolving credit facility is subject to compliance with our financial and other covenants, including covenants relating to debt service coverage ratios and leverage ratios. During the years ended December 31, 2021 and 2020, we amended our unsecured credit facilities to suspend the testing of all existing financial maintenance covenants for all periods through and including the first quarter of 2022 and provide for less restrictive covenants through the first quarter of 2023. Due to the expected impact of the COVID-19 pandemic into 2022 and beyond, we may not be able to meet the terms of the amended financial covenants once they are effective in 2022. Our failure to comply with covenants in our existing or future indebtedness, as well as our inability to make required principal and interest payments, could cause a default under the applicable debt agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on secured debt, lenders can take possession of the hotel(s) securing such debt. In addition, debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default on its debt and to enforce remedies, including accelerating the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on several of our debt agreements or any significant debt agreement, we could be materially and adversely affected.

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

We own certain hotel properties through joint ventures. In the future, we may enter into additional joint ventures to acquire, develop, improve or partially dispose of hotel properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned hotel property or a redevelopment project, including the following:
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

The lodging industry historically has been highly cyclical in nature. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry's performance, and over-building has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. We can provide no assurances regarding whether, or the extent to which, lodging demand will rebound or whether any such rebound will be sustained. An adverse change in lodging fundamentals could result in returns that are substantially below our expectations or result in losses, which could have a material and adverse effect on us.

Our ownership of hotel properties with ground leases exposes us to the risks that we may be forced to sell such hotel properties for a lower price, we may have difficulties financing such hotel properties, we may be unable to renew a ground lease or we may lose such hotel properties upon breach of a ground lease.

As of December 31, 2021, 13 of our consolidated hotel properties and our unconsolidated hotel property were on land subject to ground leases. Accordingly, we only own a leasehold or similar interest in those 14 hotel properties. Two of the ground leases expire in 2028 and 2029 and if these leases are not extended, the hotel properties would be turned over to the ground lessor. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotel properties which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying hotel properties subject to a ground lease and may pay a lower price for such hotel properties than for a comparable hotel property with a fee simple interest or they may not purchase such hotel properties at any price. Secured lenders may be unwilling to lend, or otherwise charge higher interest rates, for loans secured by a leasehold mortgage as compared to loans secured by a fee simple mortgage. If we are found to be in breach of a ground lease, we could lose the right to use the hotel property. In addition, unless we can purchase a fee simple interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to own these hotel properties and our interest in the improvements upon expiration of the leases. If we were to lose the right to use a hotel property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel property and we would be required to purchase an interest in another hotel property in an attempt to replace that income, which could materially and adversely affect us.

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

To monitor the accuracy and reliability of our financial reporting, we have established an internal audit function that oversees our internal controls. In addition, we have developed policies and procedures with respect to company-wide business processes and cycles in order to implement an effective system of internal control over financial reporting. We have established, or caused our third-party management companies to establish, controls and procedures designed to ensure that hotel revenues and expenses are properly recorded at our hotels. We cannot be certain that we will be successful in maintaining effective internal control over financial reporting and we may determine in the future that our existing internal controls need improvement. If we fail to maintain an effective system of internal control, we could be materially harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness in our internal controls could result in errors to our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information, any of which could lead to a substantial decline in the market price of our common shares.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our Hotel Properties

The following table provides a comprehensive list of our hotel properties as of December 31, 2021:

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
Alabama			Indiana
	Embassy Suites Birmingham	242		Courtyard Indianapolis @ The Capitol	124
Arizona				Residence Inn Indianapolis Downtown On The Canal	134
	Embassy Suites Phoenix - Biltmore	232		Residence Inn Merrillville	78
California			Kentucky
	Courtyard San Francisco	166		Marriott Louisville Downtown	620
	Embassy Suites Irvine Orange County	293		Residence Inn Louisville Downtown	140
	Embassy Suites Los Angeles Downey	220	Louisiana
	Embassy Suites Los Angeles - International Airport South	349		Chateau LeMoyne - French Quarter, New Orleans (1)	171
	Embassy Suites Mandalay Beach - Hotel & Resort	250		Hilton Garden Inn New Orleans Convention Center	286
	Embassy Suites Milpitas Silicon Valley	267		Hotel Indigo New Orleans Garden District	132
	Embassy Suites San Francisco Airport - South San Francisco	316		Wyndham New Orleans - French Quarter	374
	Embassy Suites San Francisco Airport - Waterfront	340	Massachusetts
	Hilton Garden Inn Los Angeles Hollywood	160		AC Hotel Boston Downtown	205
	Hilton Garden Inn San Francisco Oakland Bay Bridge	303		Embassy Suites Boston Waltham	275
	Hyatt House Cypress Anaheim	142		Wyndham Boston Beacon Hill	304
	Hyatt House Emeryville San Francisco Bay Area	234	Maryland
	Hyatt House San Diego Sorrento Mesa	193		Residence Inn Bethesda Downtown	188
	Hyatt House San Jose Silicon Valley	164		Residence Inn National Harbor Washington DC	162
	Hyatt House San Ramon	142	Minnesota
	Hyatt House Santa Clara	150		Embassy Suites Minneapolis - Airport	310

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
	Hyatt Place Fremont Silicon Valley	151	New York
	Residence Inn Palo Alto Los Altos	156		Courtyard New York Manhattan Upper East Side	226
	San Francisco Marriott Union Square	401		Hampton Inn Garden City	143
	Wyndham San Diego Bayside	600		The Knickerbocker New York (2)	330
	Wyndham Santa Monica At The Pier	132	North Carolina
Colorado				Hyatt House Charlotte Center City	163
	Fairfield Inn & Suites Denver Cherry Creek	134	Oregon
	Marriott Denver Airport @ Gateway Park	238		Courtyard Portland City Center	256
	Marriott Denver South @ Park Meadows	279		SpringHill Suites Portland Hillsboro	106
	Moxy Denver Cherry Creek	170	Pennsylvania
	Renaissance Boulder Flatiron Hotel	232		Hilton Garden Inn Pittsburgh University Place	202
	SpringHill Suites Denver North Westminster	164		Renaissance Pittsburgh Hotel	300
District of Columbia				Wyndham Philadelphia Historic District	364
	Fairfield Inn & Suites Washington DC Downtown	198		Wyndham Pittsburgh University Center	251
	Homewood Suites Washington DC Downtown	175	South Carolina
	Hyatt Place Washington DC Downtown K Street	164		Courtyard Charleston Historic District	176
Florida				The Mills House Wyndham Grand Hotel	216
	DoubleTree Grand Key Resort	216	Texas
	DoubleTree Suites by Hilton Orlando - Lake Buena Vista	229		Courtyard Austin Downtown Convention Center	270
	Embassy Suites Deerfield Beach - Resort & Spa	244		Courtyard Houston By The Galleria	190
	Embassy Suites Fort Lauderdale 17th Street	361		Courtyard Houston Downtown Convention Center	191
	Embassy Suites Fort Myers Estero	150		DoubleTree by Hilton Houston Medical Center Hotel & Suites	287
	Embassy Suites Miami - International Airport	318		DoubleTree Suites by Hilton Austin	188
	Embassy Suites Orlando - International Drive South/Convention Center	244		Embassy Suites Dallas - Love Field	248
	Embassy Suites Tampa Downtown Convention Center	360		Hyatt Centric The Woodlands	72
	Embassy Suites West Palm Beach Central	194		Residence Inn Austin Downtown Convention Center	179
	Fairfield Inn & Suites Key West	106		Residence Inn Houston By The Galleria	146
	Hilton Cabana Miami Beach	231		Residence Inn Houston Downtown Convention Center	171
	Renaissance Fort Lauderdale West Hotel	250		SpringHill Suites Houston Downtown Convention Center	167
Georgia			Washington
	Courtyard Atlanta Buckhead	181		Homewood Suites Seattle Lynnwood	170
	Embassy Suites Atlanta - Buckhead	326	Wisconsin
	Hampton Inn and Suites Atlanta Midtown	186		Hyatt Place Madison Downtown	151
	Hyatt Centric Midtown Atlanta	194
	Residence Inn Atlanta Midtown Historic	90
Hawaii
	Courtyard Waikiki Beach	404
Illinois
	Courtyard Chicago Downtown Magnificent Mile	306
	Courtyard Midway Airport	174
	Fairfield Inn & Suites Chicago Midway Airport	114
	Hampton Inn Chicago Midway Airport	170
	Hilton Garden Inn Chicago Midway Airport	174
	Holiday Inn Express & Suites Midway Airport	104
	Marriott Chicago Midway	200
	Sleep Inn Midway Airport	121

(1)We own an indirect 50% ownership interest in this hotel property and we account for the ownership interest using the equity method of accounting. This hotel property is operated without a lease.
(2)We own a 95.0% controlling ownership interest in this hotel property.

Management Agreements

In order to qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. We lease all but one of our hotel properties to TRS lessees, which in turn engage hotel property management companies to manage our hotel properties. All of our hotel properties are operated pursuant to a management agreement with one of 15 independent management companies. 29 of our hotel properties receive the benefits of a franchise agreement pursuant to a management agreement with Hilton, Hyatt, or Marriott.

As of December 31, 2021, Aimbridge was the management company for 30 of our hotel properties. Our remaining 68 hotel properties were managed by 14 other management companies, including Hilton, Hyatt and Marriott.

The management agreements have initial terms that range from one to 25 years, and some provide for one or two automatic extension periods ranging from one to 10 years each.

Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. The management agreements that include the benefits of a franchise agreement incur a base management fee between 2.0% and 7.0% of hotel revenues.

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

Franchise Agreements

As of December 31, 2021, 68 of our hotels operated under franchise agreements with Marriott, Hilton, Hyatt or other hotel brands. This excludes 29 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement.

The franchisors provide a variety of benefits to the franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, personnel training and operational quality at the hotels across the brand system. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures, all of which our TRS lessees, as the franchisees, must follow. The franchise agreements require our TRS lessees to comply with the franchisors' standards and requirements, including the training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the TRS lessee, the display of signage and the type, quality and age of furniture, fixtures and equipment included in the guest rooms and the nature of the lobbies and other common areas. The franchise agreements have initial terms ranging from one to 30 years. Each of our franchise agreements require that we pay a royalty fee between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

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

Lease Terms

Our TRS leases have initial terms of generally three years and a majority of the leases can be renewed by our TRS lessees for three successive three-year renewal terms unless the lessee is in default at the expiration of the then-current term. In addition, our TRS leases are subject to early termination by us in the event that we sell the hotel to an unaffiliated party, a change in control occurs or the applicable provisions of the Code are amended to permit us to operate our hotels. Our TRS leases are also subject to early termination upon the occurrence of certain events of default and/or other contingencies described in the lease.

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

Ground Leases

As of December 31, 2021, 13 of our consolidated hotel properties and our unconsolidated hotel property were subject to ground lease agreements that cover the land under the respective hotel properties. Additional information on the ground leases can be found in Note 11 to our accompanying consolidated financial statements.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "RLJ." For each quarterly period during the years ended December 31, 2021 and 2020, we paid a cash dividend of $0.01 per common share.

On December 31, 2021 and February 17, 2022, the closing price of our common shares as reported on the NYSE was $13.93 and $15.22, respectively.

Share Return Performance

The graph and the table set forth below assume $100 was invested on December 31, 2016 in RLJ Lodging Trust's common shares. The graph and the table compare the total shareholder return of our common shares against the cumulative total returns of the Standard & Poor's 500 Index ("S&P 500 Index") and the Dow Jones U.S. Select Real Estate Hotels Index ("Dow Jones US REIT Hotels Index") between December 31, 2016 and December 31, 2021. The graph assumes an initial investment of $100.00 in our common shares and in each of the indices, and it also assumes the reinvestment of dividends.

$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
RLJ Lodging Trust
S&P 500 Index
Dow Jones US REIT Hotels Index

Name	Initial Investment at December 31, 2016	Value of Initial Investment at December 31, 2017	Value of Initial Investment at December 31, 2018	Value of Initial Investment at December 31, 2019	Value of Initial Investment at December 31, 2020	Value of Initial Investment at December 31, 2021
RLJ Lodging Trust	$100.00	$95.34	$76.07	$88.56	$71.01	$70.10
S&P 500 Index	$100.00	$121.83	$116.49	$153.18	$181.36	$233.43
Dow Jones US REIT Hotels Index	$100.00	$105.07	$100.27	$126.18	$116.63	$166.85
This performance graph shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Shareholder Information

At February 17, 2022, we had 191 holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than holders of record. At February 17, 2022, there were 12 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for our common shares.

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

The credit agreements governing our $600.0 million unsecured revolving credit facility (the "Revolver") and our unsecured term loans (the "Term Loans") limit our ability to pay dividends under certain circumstances.  If an event of default exists, we may only pay cash dividends in an aggregate amount with respect to any fiscal year not to exceed the greater of (a) the minimum amount required for us to maintain our status as a REIT under Sections 856 through 860 of the Code, or (b) the amount necessary to avoid income or excise tax under the Code. However, if the event of default is a payment default or bankruptcy related, we may not make any cash dividend payments. So long as no event of default exists, the credit agreements do not restrict our ability to pay cash dividends.

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

Unregistered Sales of Equity Securities

The Company did not sell any securities during the fiscal year ended December 31, 2021 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the quarter ended December 31, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2021 through October 31, 2021	—	$—	—	N/A
November 1, 2021 through November 30, 2021	6,612	$13.88	—	N/A
December 1, 2021 through December 31, 2021	—	$—	—	N/A
Total	6,612		—

(1)Includes surrendered common shares owned by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the RLJ Lodging Trust 2021 Equity Incentive Plan ("2021 Plan").

Item 6.    Reserved
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

The effects of the COVID-19 pandemic have significantly impacted our operations, and combined with macroeconomic trends such as reduced business spending, including on travel, and a labor shortage, which has led to higher labor costs, lead us to believe that the ongoing effects of the COVID-19 pandemic on our operations will continue to have an adverse impact on our financial results.

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

ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel property level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 85.0% of our total revenues for the year ended December 31, 2021, and it is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.

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

2021 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a flexible capital structure. During the year ended December 31, 2021, the following significant activities took place:

•We issued $500.0 million aggregate principal amount of 2029 Senior Notes (as defined below) that bear interest at a rate of 4.00% per annum. We used the net proceeds of the offering to redeem all of the outstanding 2025 Senior Notes (as defined below).

•We issued $500.0 million aggregate principal amount of 2026 Senior Notes (as defined below) that bear interest at a rate of 3.75% per annum. We used the net proceeds of the offering to repay $335.5 million of our Term Loans (as defined below) and $142.2 million of our mortgage loans.

•We amended our Revolver (as defined below) and Term Loans, which included a waiver of quarterly financial covenants through the first quarter of 2022. The amendments also included adding a one-year extension option on approximately $225.0 million on our two 2023 maturing term loans.

•We extended the maturity of $100.0 million of our $150.0 million Term Loan (as defined below) from January 2022 to June 2023, with an additional one-year extension option to June 2024.

•We sold seven hotel properties in seven separate transactions for a combined sales price of approximately $208.5 million.

•We acquired the 186-room Hampton Inn and Suites Atlanta Midtown, 205-room AC Hotel Boston Downtown, and 170-room Moxy Denver Cherry Creek for $58.0 million, $89.0 million, and $51.3 million, respectively.

Results of Operations

At December 31, 2021 and 2020, we owned 98 and 103 hotel properties, respectively.  Based on when a hotel property is acquired, sold, or otherwise disposed, the operating results for certain hotel properties are not comparable for the years ended December 31, 2021 and 2020.  For the comparison between the years ended December 31, 2021 and 2020, the non-comparable properties include nine hotels that were sold or otherwise disposed and three hotels acquired between January 1, 2020 and December 31, 2021.

For similar operating and financial data and discussion of our results for the year ended December 31, 2020 compared to our results for the year ended December 31, 2019, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021 and is incorporated herein by reference.
COVID-19

Beginning in March 2020, we experienced a significant decline in occupancy and RevPAR due to the COVID-19 pandemic. In response to the government-mandated stay-in-place orders and the significant reduction in demand due to the COVID-19 pandemic, we initially suspended operations at 57 hotels. As stay-in-place restrictions were lifted, we developed a framework to open hotels in a socially and financially responsible manner. Based on this framework, we began reopening hotels during the quarter ended June 30, 2020. During the year ended December 31, 2021, we benefited from significant growth in demand as a result of increased vaccine distribution, easing of government restrictions and pent-up leisure demand. These trends, combined with our reopening strategy and continuing stringent cost containment initiatives, led to a significant improvement in our results of operations for the year ended December 31, 2021 as compared to the same period in 2020.

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

	For the year ended December 31,
	2021	2020	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$667,853	$397,754	$270,099
Food and beverage revenue	58,994	40,384	18,610
Other revenue	58,817	34,949	23,868
Total revenues	785,664	473,087	312,577
Expenses
Operating expenses
Room expense	177,365	124,063	53,302
Food and beverage expense	41,790	35,220	6,570
Management and franchise fee expense	53,276	21,057	32,219
Other operating expense	239,092	211,216	27,876
Total property operating expenses	511,523	391,556	119,967
Depreciation and amortization	187,778	194,168	(6,390)
Impairment losses	144,845	—	144,845
Property tax, insurance and other	88,852	103,470	(14,618)
General and administrative	47,526	41,141	6,385
Transaction costs	94	(158)	252
Total operating expenses	980,618	730,177	250,441
Other (expense) income, net	(7,614)	1,941	(9,555)
Interest income	996	4,237	(3,241)
Interest expense	(106,366)	(100,169)	(6,197)
(Loss) gain on sale of hotel properties, net	(2,378)	2,703	(5,081)
Gain on extinguishment of indebtedness, net	893	—	893
Loss before equity in loss from unconsolidated joint ventures	(309,423)	(348,378)	38,955
Equity in loss from unconsolidated joint ventures	(477)	(8,454)	7,977
Loss before income tax expense	(309,900)	(356,832)	46,932
Income tax expense	(1,188)	(51,970)	50,782
Net loss	(311,088)	(408,802)	97,714
Net loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	4,384	2,327	2,057
Noncontrolling interest in the Operating Partnership	1,536	2,034	(498)
Net loss attributable to RLJ	(305,168)	(404,441)	99,273
Preferred dividends	(25,115)	(25,115)	—
Net loss attributable to common shareholders	$(330,283)	$(429,556)	$99,273

Revenues

Total revenues increased $312.6 million to $785.7 million for the year ended December 31, 2021, from $473.1 million for the year ended December 31, 2020. The increase was a result of a $270.1 million increase in room revenue, a $18.6 million increase in food and beverage revenue, and a $23.9 million increase in other revenue.

Room Revenue

Room revenue increased $270.1 million to $667.9 million for the year ended December 31, 2021, from $397.8 million for the year ended December 31, 2020.  The increase was the result of a $275.7 million increase in room revenue attributable to the comparable properties, which was partially offset by a $5.6 million decrease in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was attributable to an increase in RevPAR primarily resulting from an increase in demand as a result of increased vaccine distribution, easing of government restrictions, and pent-up demand for leisure travel. Though RevPAR increased over the comparable period in 2020 due to these factors, it remained below the comparable period in 2019.

The following are the key hotel operating statistics for the comparable properties:

	For the year ended December 31,
	2021	2020	2019
Occupancy	57.6%	34.2%	78.7%
ADR	$148.48	$144.20	$183.71
RevPAR	$85.52	$49.35	$144.64

Food and Beverage Revenue

Food and beverage revenue increased $18.6 million to $59.0 million for the year ended December 31, 2021, from $40.4 million for the year ended December 31, 2020. The increase was the result of a $19.5 million increase in food and beverage revenue attributable to the comparable properties, which was partially offset by a $0.5 million decrease in food and beverage revenue attributable to the non-comparable properties. The increase in food and beverage revenue attributable to the comparable properties was primarily due to an increase in demand as a result of increased vaccine distribution, easing of government restrictions, and pent-up demand for leisure travel.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, increased $23.9 million to $58.8 million for the year ended December 31, 2021, from $34.9 million for the year ended December 31, 2020.  The increase in other revenue was primarily due to an increase in demand as a result of increased vaccine distribution, easing of government restrictions, and pent-up demand for leisure travel.

Property Operating Expenses

Property operating expenses increased $120.0 million to $511.5 million for the year ended December 31, 2021, from $391.6 million for the year ended December 31, 2020. The increase was due to a $139.5 million increase in property operating expenses attributable to the comparable properties, which was partially offset by a $19.4 million decrease in property operating expenses attributable to the non-comparable properties. The reasons underlying such changes are illustrated in the following chart and accompanying paragraph.

The components of our property operating expenses for the comparable properties owned at December 31, 2021 and 2020, respectively, were as follows (in thousands):

	For the year ended December 31,
	2021	2020	$ Change
Room expense	$172,404	$112,671	$59,733
Food and beverage expense	41,703	33,467	8,236
Management and franchise fee expense	51,693	18,782	32,911
Other operating expense	228,814	190,216	38,598
Total property operating expenses	$494,614	$355,136	$139,478

The increase in property operating expenses attributable to the comparable properties was due to an increase in occupancy over the prior period due to an increase in demand as a result of increased vaccine distribution, easing of government restrictions, and pent-up demand for leisure travel. The occupancy-related increase in property operating expenses was partially offset by continuing stringent cost containment initiatives. Management and franchise fee expense for the years ended December 31, 2021 and 2020 included a reduction in management and franchise fee expense of $14.1 million and $17.8 million, respectively, related to the recognition of the Wyndham termination payment.

Depreciation and Amortization

Depreciation and amortization expense decreased $6.4 million to $187.8 million for the year ended December 31, 2021, from $194.2 million for the year ended December 31, 2020. The decrease was the result of a $5.2 million decrease in depreciation and amortization expense attributable to the comparable properties and a $1.2 million decrease in depreciation and amortization expense attributable to the non-comparable properties. The decrease in depreciation and amortization expense attributable to the comparable properties was primarily related to furniture, fixtures and equipment that were fully depreciated in 2020, partially offset by an increase in depreciation and amortization expense related to recently acquired and recently renovated hotels.

Impairment Losses

During the year ended December 31, 2021, we recorded impairment losses of $144.8 million. The impairment losses included $5.9 million related to two hotel properties that were sold in May 2021 and $138.9 million related to the DoubleTree
Metropolitan New York City that was sold in December 2021.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $14.6 million to $88.9 million for the year ended December 31, 2021, from $103.5 million for the year ended December 31, 2020.  The decrease was attributable to a $13.0 million decrease in property tax, insurance and other expense attributable to the comparable properties and a $1.6 million decrease in property tax, insurance and other expense attributable to the non-comparable properties. The decrease in property tax, insurance and other expense attributable to the comparable properties was primarily attributable to a decrease in real estate tax assessments, including final assessments of certain of our California hotels acquired in our merger with FelCor Lodging Trust, which resulted in a benefit of $5.4 million that was recorded during the year ended December 31, 2021. The decrease in real estate tax assessments was partially offset by an increase in insurance premiums and an increase in percentage rent obligations for certain of our ground leases.

General and Administrative

General and administrative expense increased $6.4 million to $47.5 million for the year ended December 31, 2021, from $41.1 million for the year ended December 31, 2020.  The increase in general and administrative expense was primarily attributable to an increase in compensation-related expenses, primarily from non-cash compensation expense related to share-based awards granted during 2021, and an increase in debt modification, legal, and other costs outside the normal course of operations.

Other (Expense) Income, net

Other expense increased $9.6 million to $7.6 million for the year ended December 31, 2021, from income of $1.9 million for the year ended December 31, 2020.  The increase was primarily attributable to the reclassification of unrealized losses from accumulated other comprehensive loss due to the termination of certain interest rate swap agreements that were previously designated against debt that was repaid with proceeds from the issuance of our 2026 Senior Notes.

Interest Expense

The components of our interest expense for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	For the year ended December 31,
	2021	2020	$ Change
Senior Notes	$34,079	$23,767	$10,312
Revolver and Term Loans	53,097	55,413	(2,316)
Mortgage loans	13,306	16,949	(3,643)
Amortization of deferred financing costs	5,884	4,416	1,468
Undesignated interest rate swaps	—	(376)	376
Total interest expense	$106,366	$100,169	$6,197

Interest expense increased $6.2 million to $106.4 million for the year ended December 31, 2021, from $100.2 million for the year ended December 31, 2020. Interest expense was impacted by the $1.0 billion in gross proceeds from the issuance of new senior notes, the $484.4 million redemption of the existing senior notes, $356.3 million in repayment of term loans, $200.0 million in repayment on the Revolver, and $149.2 million in repayment of mortgage loans during year ended December 31, 2021. Additionally, interest expense on our variable rate debt increased due to higher effective interest rates after taking into account the impact of interest rate swaps in each of the periods.

(Loss) Gain on Sale of Hotel Properties, net

During the year ended December 31, 2021, we sold seven hotel properties for an aggregate sales price of approximately
$208.5 million and recorded a net loss on sales of $2.4 million. During the year ended December 31, 2020, we sold one hotel property for a sale price of approximately $4.9 million and recorded a net gain on sale of $2.7 million.

Equity in Loss from Unconsolidated Joint Ventures

Equity in loss from unconsolidated joint ventures decreased $8.0 million to $0.5 million for the year ended December 31, 2021 from $8.5 million for the year ended December 31, 2020. The decrease is primarily attributable to an impairment loss of $6.5 million in one of our unconsolidated joint ventures in 2020 that did not recur in 2021, and an increase in demand as compared to the prior period.

Income Taxes

As part of our structure, we own TRSs that are subject to U.S. federal and state income taxes. Income tax expense decreased $50.8 million to $1.2 million for the year ended December 31, 2021, from $52.0 million for the year ended December 31, 2020. The decrease in income tax expense was primarily due to recording a valuation allowance on 100% of our net deferred tax assets during the year ended December 31, 2020.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, such as hotel transaction costs, pre-opening costs, non-cash income tax expense or benefit, the amortization of share-based compensation, and certain other income or expenses that we consider outside the normal course of operations. We believe that Adjusted FFO provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and FFO, is beneficial to an investor’s understanding of our operating performance.

The following table is a reconciliation of our GAAP net loss to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the years ended December 31, 2021 and 2020 (in thousands):

	For the year ended December 31,
	2021	2020
Net loss	$(311,088)	$(408,802)
Preferred dividends	(25,115)	(25,115)
Depreciation and amortization	187,778	194,168
Impairment losses	144,845	—
Loss (gain) on sale of hotel properties, net	2,378	(2,703)
Noncontrolling interest in consolidated joint ventures	4,384	2,327
Adjustments related to consolidated joint ventures (1)	(2,780)	(298)
Adjustments related to unconsolidated joint ventures (2)	1,168	8,299
FFO	1,570	(232,124)
Transaction costs	94	(158)
Gain on extinguishment of indebtedness, net	(893)	—
Amortization of share-based compensation	17,054	12,200
Non-cash income tax expense	(40)	51,486
Unrealized gain on discontinued cash flow hedges	—	(376)
Corporate and property-level severance (3)	904	8,653
Derivative losses in accumulated other comprehensive loss reclassified to earnings (4)	10,658	—
Other expenses (income) (5)	2,086	(1,125)
Adjusted FFO	$31,433	$(161,444)

(1)Includes depreciation and amortization expense, impairment loss and loss on sale of hotel allocated to the noncontrolling interest in the consolidated joint ventures.
(2)Includes our ownership interest in the depreciation and amortization expense and impairment loss of the unconsolidated joint ventures.
(3)The year ended December 31, 2021 includes severance for associates at hotels operating under collective bargaining agreements. The year ended December 31, 2020 includes $6.7 million related to severance for associates at our New York City hotels operating under collective bargaining agreements.

(4)Reclassification of unrealized losses from accumulated other comprehensive loss due to the termination of certain interest rate swap agreements that were previously designated against debt that was repaid with proceeds from the issuance of our 2026 Senior Notes.
(5)Represents income and expenses outside of the normal course of operations including debt modification costs, legal and other costs, and hurricane-related costs that were not reimbursed by insurance. Other income for the year ended December 31, 2020 includes a benefit of $1.8 million due to the reversal of an excess accrued liability related to a labor matter.

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

We also present Adjusted EBITDA, which includes additional adjustments for items such as gains or losses on extinguishment of indebtedness, transaction costs, the amortization of share-based compensation, pre-opening costs, and certain other income or expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA and EBITDAre, is beneficial to an investor’s understanding of our operating performance.

The following table is a reconciliation of our GAAP net loss to EBITDA, EBITDAre and Adjusted EBITDA for the years ended December 31, 2021 and 2020 (in thousands):

	For the year ended December 31,
	2021	2020
Net loss	$(311,088)	$(408,802)
Depreciation and amortization	187,778	194,168
Interest expense, net	105,370	95,932
Income tax expense	1,188	51,970
Adjustments related to unconsolidated joint ventures (1)	1,633	2,237
EBITDA	(15,119)	(64,495)
Loss (gain) on sale of hotel properties, net	2,378	(2,703)
Impairment losses	144,845	—
Impairment loss of unconsolidated joint ventures (2)	—	6,546
EBITDAre	132,104	(60,652)
Transaction costs	94	(158)
Gain on extinguishment of indebtedness, net	(893)	—
Amortization of share-based compensation	17,054	12,200
Corporate and property-level severance (3)	904	8,653
Derivative losses in accumulated other comprehensive loss reclassified to earnings (4)	10,658	—
Other expenses (income) (5)	2,086	(1,125)
Adjusted EBITDA	$162,007	$(41,082)

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint ventures.
(2)Includes our ownership interest in the impairment loss of one of our unconsolidated joint ventures.
(3)The year ended December 31, 2021 includes severance for associates at hotels operating under collective bargaining agreements. The year ended December 31, 2020 includes $6.7 million related to severance for associates at our New York City hotels operating under collective bargaining agreements.

(4)Reclassification of unrealized losses from accumulated other comprehensive loss due to the termination of certain interest rate swap agreements that were previously designated against debt that was repaid with proceeds from the issuance of our 2026 Senior Notes.
(5)Represents income and expenses outside of the normal course of operations including debt modification costs, legal and other costs, and hurricane-related costs that were not reimbursed by insurance. Other income for the year ended December 31, 2020 includes a benefit of $1.8 million due to the reversal of an excess accrued liability related to a labor matter.

Liquidity and Capital Resources

As of December 31, 2021, we had $713.9 million of cash, cash equivalents, and restricted cash reserves as compared to $934.8 million at December 31, 2020. In addition, we had $400.0 million available on our $600.0 million Revolver at December 31, 2021. In February 2022, we paid off the outstanding balance on the Revolver using cash on hand.

Our principal uses of capital for the year ended December 31, 2021 were our purchases of three hotel properties, redemption of the 2025 Senior Notes (as defined below), repayment of a portion of our Revolver, and repayment of certain term loans and mortgages. Our principal sources of capital for the year ended December 31, 2021 was cash generated from operations, the sale of seven hotel properties, and the issuance of the senior notes.

Material Cash Requirements

Our expected material cash requirements for the twelve months ending 2022 and thereafter are comprised of (i) contractually obligated expenditures; and (ii) other essential cash requirements.

Contractually Obligated Expenditures

We are party to various contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Our material short and long-term cash commitments primarily consist of debt obligations, and ground lease payments related to certain of our hotel properties.

As of December 31, 2021, we had approximately $2.4 billion in debt outstanding with a weighted average interest rate of 3.94%, of which $200.0 million is scheduled to become due in the succeeding 12 months, excluding available extension options. As of December 31, 2021, our total future minimum lease payments were $600.1 million, of which $11.5 million is scheduled to become due in the succeeding 12 months. For details regarding our indebtedness and lease obligations, refer to Note 8, Debt, and Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other Essential Cash Requirements

Our other short-term cash requirements consist primarily of the funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards;

•operating shortfalls in hotel properties with low occupancy;

•distributions necessary to qualify for taxation as a REIT; and

•corporate and other general and administrative expenses.

We expect to meet our short-term cash requirements generally through the net cash provided by operations, existing cash balances, short-term borrowings under our Revolver, proceeds from the sale of hotel properties, proceeds from financings, and proceeds from public offerings of common shares.

Our other long-term cash requirements consist primarily of the funds necessary to pay for costs of acquiring additional hotel properties, renovations and other capital expenditures that need to be made periodically with respect to our hotel properties, and any other value enhancing projects.

During the year ended December 31, 2021, we entered into two amendments to our Revolver and Term Loans. The amendment suspends the testing of all existing financial maintenance covenants under the Revolver and the Term Loan agreements for all periods through and including the fiscal quarter ending March 31, 2022 (the “Covenant Relief Period”). In addition, for the five quarterly reporting periods following the Covenant Relief Period, the amendments modify certain covenant thresholds. We are also subject to various restrictions such as the ability to incur additional indebtedness, repurchase shares, dividends and distributions limitations, and limitations around capital expenditures and acquisitions.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $43.0 million and the net cash flow used in operating activities totaled $168.7 million for the years ended December 31, 2021 and 2020, respectively. The cash flows provided by or used in operating activities generally consist of the net cash generated by or operating shortfalls from our hotel operations, cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2021 and 2020.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $24.6 million for the year ended December 31, 2021 primarily due to $174.7 million used to purchase three hotel properties and $48.3 million in routine capital improvements and additions to our hotel properties. These were partially offset by $198.6 million of net cash proceeds from the sale of seven hotel properties.

The net cash flow used in investing activities totaled $66.7 million for the year ended December 31, 2020 primarily due to $73.3 million in routine capital improvements and additions to our hotel properties, partially offset by $5.2 million of net cash proceeds from the sale of a hotel property.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $239.3 million for the year ended December 31, 2021 primarily due to the $484.4 million redemption of the 2025 Senior Notes, $356.3 million in repayment of term loans, $200.0 million in repayment on the Revolver, $149.2 million in repayment of mortgage loans, $31.8 million in distributions to shareholders and unitholders, $14.8 million in deferred financing cost payments, $2.5 million paid to repurchase common shares, and $1.5 million in scheduled mortgage loan principal payments. The net cash flow used in financing activities was partially offset by $1.0 billion in gross proceeds from the issuances of the senior notes.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2021, approximately $26.6 million was held in FF&E reserve accounts for future capital expenditures.

Critical Accounting Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. We consider our accounting policies over investment in hotel properties and revenue recognition to be our critical accounting estimates. See Note 2 to our consolidated financial statements for further descriptions of such accounting policies. We have set forth below the accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances.

Impairment

We assess the carrying value of our investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Hotel property recoverability is measured by comparing the carrying amount to the projected undiscounted future cash flows expected to be generated from the operation and the eventual disposition of the hotel properties over the estimated hold period, which take into account current market conditions and our intent with respect to holding or disposing of the hotel properties.  If our analysis indicates that the carrying value is not recoverable on a projected undiscounted cash flow basis, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The determination of fair value is subjective and is based in part on assumptions and estimates that could differ materially from actual results in future periods. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general, including discount rates, sales proceeds in the reversion year, average daily rates, occupancy rates, operating expenses and capital expenditures, and our intent with respect to holding or disposing of the underlying hotel properties. Fair value may also be based on assumptions including, but not limited to, room revenue multiples and comparable sales adjusted for capital expenditures, if necessary.

Purchase Price Allocation

Our acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment, inventory, and assumed debt. We allocate the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. We estimate the fair values of the assets acquired and the liabilities assumed by using a combination of the market, cost and income approaches. We determine the fair value by using market data and independent appraisals available to us and making numerous estimates and assumptions, such as estimates of future income growth, replacement cost per unit, value per acre or buildable square foot, capitalization rates, discount rates, borrowing rates, market rental rates, capital expenditures and cash flow projections at the respective hotel properties. The determination of fair value is subjective and is based in part on assumptions and estimates that could differ materially from actual results in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2021, we had approximately $1.4 billion of total variable rate debt outstanding (or 57.7% of total indebtedness) with a weighted-average interest rate of 3.97% per annum.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. We have entered into derivative financial instruments such as interest rate swaps to mitigate our interest rate risk or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. After taking into consideration the effect of interest rate swaps, 100.0% of our total indebtedness was fixed or effectively fixed. As of December 31, 2021, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would have no impact on future earnings and cash flows, taking into account our existing contractual hedging arrangements.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2021, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate debt (1)	$—	$—	$—	$—	$500,000	$525,000	$1,025,000
Weighted-average interest rate	—%	—%	—%	—%	3.75%	4.05%	3.90%
Variable rate debt (1)	$200,000	$418,662	$381,000	$400,000	$—	$—	$1,399,662
Weighted-average interest rate (2)	3.30%	4.59%	3.13%	4.45%	—%	—%	3.97%
Total (3)	$200,000	$418,662	$381,000	$400,000	$500,000	$525,000	$2,424,662

(1)Excludes $13.1 million, $3.7 million and $1.1 million of net deferred financing costs on the senior notes, Term Loans and mortgage loans, respectively.
(2)The weighted-average interest rate gives effect to interest rate swaps, as applicable.
(3)Excludes a $2.6 million fair value adjustment on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements.  As of December 31, 2021, the estimated fair value of our fixed rate debt was $1.0 billion, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remained constant, we expect the fair value of our debt would decrease by approximately $42.5 million.

Item 8.    Financial Statements and Supplementary Data

Refer to the Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, the Company's disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                     Other information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2021, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, and is incorporated herein by reference.

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
4.2
Form of stock certificate evidencing the $1.95 Series A Cumulative Convertible Preferred Shares, par value $0.01 per share (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-A filed on August 30, 2017)

4.3
Registration Rights Agreement, dated May 16, 2011, by and among RLJ Lodging Trust and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

4.4
Registration Rights Agreement, dated May 16, 2011, by and among RLJ Lodging Trust and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

4.5
Second Supplemental Indenture with respect to FelCor Lodging Limited Partnership's 6.000% Senior Notes due 2025, dated as of August 31, 2017, by and among FelCor Lodging Limited Partnership, Rangers Sub I, LLC, the other guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on September 1, 2017)

4.6
Indenture, dated as of June 17, 2021, among dated as of June 17, 2021, among RLJ Lodging Trust, RLJ Lodging Trust, L.P., the subsidiary guarantors party thereto and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 17, 2021)

4.7
Indenture, dated as of September 13, 2021, among RLJ Lodging Trust, RLJ Lodging Trust, L.P., the subsidiary guarantors party thereto and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 16, 2021)

4.8	Description of Registered Securities
10.1	Amended and Restated Agreement of Limited Partnership, dated May 13, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)
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

10.9	RLJ Lodging Trust 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2021)
10.10	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2021)
10.11	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2021)
10.12
Amended and Restated Employment Agreement, dated as of November 1, 2021, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Robert L. Johnson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2021)

10.13
Employment Agreement, dated as of February 14, 2020 by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 20, 2020)

10.14
Amended and Restated Employment Agreement, dated as of November 1, 2021, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Sean M. Mahoney (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2021)

10.15
Third Amended and Restated Credit Agreement, dated as of December 18, 2019, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 19, 2019)

10.16
Third Amended and Restated Guaranty, dated as of December 18, 2019, by and among RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto and Wells Fargo Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 19, 2019)

10.17
First Amendment to Third Amended and Restated Credit Agreement, dated as of June 24, 2020, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2020)

10.18
Second Amendment to Third Amended and Restated Credit Agreement, dated as of December 10, 2020, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2020)

10.19
Third Amendment to Third Amended and Restated Credit Agreement, dated as of June 10, 2021, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 10, 2021)

10.20
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of September 16, 2021, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust, L.P. party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 16, 2021)

10.21
Term Loan Agreement, dated as of November 20, 2012, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Capital One, N.A., as Documentation Agent, Raymond James, as Managing Agent, Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.22
First Amendment to Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.23
Second Amendment to Term Loan Agreement, dated as of June 1, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.24
Third Amendment to Term Loan Agreement, dated as of November 12, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.25
Fourth Amendment to Term Loan Agreement and First Amendment to Guaranty, dated as of April 22, 2016, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 28, 2016)

10.26
Fifth Amendment to Term Loan Agreement, dated August 31, 2017, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 1, 2017)

10.27
Sixth Amendment to Term Loan Agreement, dated January 25, 2018, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 31, 2018)

10.28
Seventh Amendment to Term Loan Agreement, dated as of December 18, 2019, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 19, 2019)

10.29
Eighth Amendment to Term Loan Agreement, dated as of June 24, 2020, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 29, 2020)

10.30
Ninth Amendment to Term Loan Agreement, dated as of December 10, 2020, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 14, 2020)

10.31
Tenth Amendment to Term Loan Agreement, dated as of June 10, 2021, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 10, 2021)

10.32
Eleventh Amendment to Term Loan Agreement, dated as of September 16, 2021, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 16, 2021)

10.33
Additional Lender Supplement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.34
Guaranty, dated as of November 20, 2012, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.35
Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Compass Bank, an Alabama Banking Corporation, and U.S. Bank National Association, as Documentation Agents, and Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.36
Guaranty, dated as of August 27, 2013, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.37
First Amendment to Term Loan Agreement, dated as of June 1, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.38
Second Amendment to Term Loan Agreement, dated as of November 12, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.39
Additional Term Loan Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2014)

10.40
Additional Lender Supplement, dated as of March 20, 2014, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 25, 2014)

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
_______________________________________________________________________________
 *Filed herewith

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2022.

RLJ LODGING TRUST
By:	/s/ LESLIE D. HALE
Leslie D. Hale President and Chief Executive Officer and Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. JOHNSON	Executive Chairman and Trustee	February 24, 2022
Robert L. Johnson
/s/ LESLIE D. HALE	President and Chief Executive Officer and Trustee (Principal Executive Officer)	February 24, 2022
Leslie D. Hale
/s/ SEAN M. MAHONEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Sean M. Mahoney
/s/ CHRISTOPHER A. GORMSEN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Christopher A. Gormsen
/s/ EVAN BAYH	Trustee	February 24, 2022
Evan Bayh
/s/ ARTHUR R. COLLINS	Trustee	February 24, 2022
Arthur R. Collins
/s/ NATHANIEL A. DAVIS	Trustee	February 24, 2022
Nathaniel A. Davis
/s/ PATRICIA L. GIBSON	Trustee	February 24, 2022
Patricia L. Gibson
/s/ ROBERT M. LA FORGIA	Trustee	February 24, 2022
Robert M. La Forgia
/s/ ROBERT J. MCCARTHY	Trustee	February 24, 2022
Robert J. McCarthy
/s/ GLENDA G. MCNEAL	Trustee	February 24, 2022
Glenda G. McNeal
/s/ ROBIN M. ZEIGLER	Trustee	February 24, 2022
Robin M. Zeigler

Item 8.         Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of RLJ Lodging Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RLJ Lodging Trust and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive (loss) income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Investments in Hotel Properties

As described in Notes 2 and 3 to the consolidated financial statements, management assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. As of December 31, 2021, investments in hotel properties totaled $4.2 billion and during the year ended December 31, 2021, the Company recorded impairment losses totaling $144.8 million. Hotel property recoverability is measured by comparing the carrying amount to management’s projected undiscounted future cash flows expected to be generated from the operation and the eventual disposition of the hotel properties over the estimated hold period, which takes into account current market conditions and management’s intent with respect to holding or disposing of the hotel properties. If management’s analysis indicates that the carrying value is not recoverable on a projected undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The use of undiscounted projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general, including sales proceeds in the reversion year, average daily rates, occupancy rates, operating expenses, capital expenditures, and management’s intent with respect to holding or disposing of the underlying hotel properties. Management determined the fair value of its impaired hotel properties and the related impairment losses based on the contractual sales prices pursuant to executed purchase and sale agreements.

The principal considerations for our determination that performing procedures relating to the impairment assessment of investments in hotel properties is a critical audit matter are (i) the significant judgment by management to identify events or changes in circumstances indicating that the carrying amounts may not be recoverable and to develop the projected undiscounted future cash flows, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s identification of those events or changes in circumstances and evaluating management’s projected undiscounted future cash flows significant assumptions related to sales proceeds in the reversion year, average daily rates, occupancy rates, operating expenses, capital expenditures, and management’s intent with respect to holding or disposing of the underlying hotel properties.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessment of investments in hotel properties, including controls over management’s identification of events or changes in circumstances indicating that the carrying amounts may not be recoverable and determining the significant assumptions used to develop the projected undiscounted future cash flows. These procedures also included, among others, testing management’s process for identifying investments in hotel properties to be evaluated for impairment and developing the projected undiscounted future cash flows. Testing management’s process included (i) evaluating the appropriateness of the projected undiscounted future cash flow models, (ii) testing the completeness and accuracy of underlying data used in the projected undiscounted future cash flow models, and (iii) evaluating the reasonableness of the significant assumptions related to sales proceeds in the reversion year, average daily rates, occupancy rates, operating expenses, capital expenditures, and management’s intent with respect to holding or disposing of the underlying hotel properties. Evaluating the reasonableness of these significant assumptions involved considering (i) the current and past performance of the hotel properties, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Washington, D.C.
February 24, 2022

We have served as the Company’s auditor since 2001.

RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Investment in hotel properties, net	$4,219,116	$4,486,416
Investment in unconsolidated joint ventures	6,522	6,798
Cash and cash equivalents	665,341	899,813
Restricted cash reserves	48,528	34,977
Hotel and other receivables, net of allowance of $274 and $292, respectively	31,091	13,346
Lease right-of-use assets	144,988	142,989
Prepaid expense and other assets	33,390	32,833
Total assets	$5,148,976	$5,617,172
Liabilities and Equity
Debt, net	$2,409,438	$2,587,731
Accounts payable and other liabilities	155,136	172,325
Advance deposits and deferred revenue	20,047	32,177
Lease liabilities	123,031	122,593
Accrued interest	19,110	6,206
Distributions payable	8,347	8,752
Total liabilities	2,735,109	2,929,784

Commitments and Contingencies (Note 11)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at December 31, 2021 and 2020	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 166,503,062 and 165,002,752 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,665	1,650
Additional paid-in capital	3,092,883	3,077,142
Accumulated other comprehensive loss	(17,113)	(69,050)
Distributions in excess of net earnings	(1,046,739)	(710,161)
Total shareholders’ equity	2,397,632	2,666,517
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	9,919	13,002
Noncontrolling interest in the Operating Partnership	6,316	7,869
Total noncontrolling interest	16,235	20,871
Total equity	2,413,867	2,687,388
Total liabilities and equity	$5,148,976	$5,617,172

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2021	2020	2019
Revenues
Operating revenues
Room revenue	$667,853	$397,754	$1,317,085
Food and beverage revenue	58,994	40,384	177,499
Other revenue	58,817	34,949	71,608
Total revenues	785,664	473,087	1,566,192
Expenses
Operating expenses
Room expense	177,365	124,063	329,077
Food and beverage expense	41,790	35,220	134,206
Management and franchise fee expense	53,276	21,057	120,797
Other operating expense	239,092	211,216	373,130
Total property operating expenses	511,523	391,556	957,210
Depreciation and amortization	187,778	194,168	211,584
Impairment losses	144,845	—	13,500
Property tax, insurance and other	88,852	103,470	119,287
General and administrative	47,526	41,141	45,252
Transaction costs	94	(158)	1,211
Total operating expenses	980,618	730,177	1,348,044
Other (expense) income, net	(7,614)	1,941	1,242
Interest income	996	4,237	8,720
Interest expense	(106,366)	(100,169)	(91,295)
(Loss) gain on sale of hotel properties, net	(2,378)	2,703	(9,300)
Gain (loss) on extinguishment of indebtedness, net	893	—	(214)
(Loss) income before equity in loss from unconsolidated joint ventures	(309,423)	(348,378)	127,301
Equity in loss from unconsolidated joint ventures	(477)	(8,454)	(1,673)
(Loss) income before income tax (expense) benefit	(309,900)	(356,832)	125,628
Income tax (expense) benefit	(1,188)	(51,970)	3,751
Net (loss) income	(311,088)	(408,802)	129,379
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	4,384	2,327	289
Noncontrolling interest in the Operating Partnership	1,536	2,034	(487)
Preferred distributions - consolidated joint venture	—	—	(186)
Redemption of preferred equity - consolidated joint venture	—	—	(1,153)
Net (loss) income attributable to RLJ	(305,168)	(404,441)	127,842
Preferred dividends	(25,115)	(25,115)	(25,115)
Net (loss) income attributable to common shareholders	$(330,283)	$(429,556)	$102,727

Basic per common share data:
Net (loss) income per share attributable to common shareholders	$(2.01)	$(2.61)	$0.59
Weighted-average number of common shares	163,998,390	164,503,661	171,287,086

Diluted per common share data:
Net (loss) income per share attributable to common shareholders	$(2.01)	$(2.61)	$0.59
Weighted-average number of common shares	163,998,390	164,503,661	171,388,476

Comprehensive (loss) income:
Net (loss) income	$(311,088)	$(408,802)	$129,379
Unrealized gain (loss) on interest rate derivatives	41,279	(49,536)	(33,459)
Reclassification of unrealized losses on discontinued cash flow hedges to other (expense) income, net	10,658	—	(2,250)
Comprehensive (loss) income	(259,151)	(458,338)	93,670
Comprehensive loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	4,384	2,327	289
Noncontrolling interest in the Operating Partnership	1,536	2,034	(487)
Preferred distributions - consolidated joint venture	—	—	(186)
Comprehensive (loss) income attributable to RLJ	$(253,231)	$(453,977)	$93,286

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

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2020	12,879,475	$366,936	165,002,752	$1,650	$3,077,142	$(710,161)	$(69,050)	$7,869	$13,002	$2,687,388
Net loss	—	—	—	—	—	(305,168)	—	(1,536)	(4,384)	(311,088)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	41,279	—	—	41,279
Reclassification of unrealized losses on discontinued cash flow hedges to other (expense) income, net	—	—	—	—	—	—	10,658	—	—	10,658
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(7)	—	(7)
Issuance of restricted stock	—	—	1,765,162	18	(18)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	18,299	—	—	—	—	18,299
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(166,922)	(2)	(2,541)	—	—	—	—	(2,543)
Forfeiture of restricted stock	—	—	(97,930)	(1)	1	—	—	—	—	—
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	1,301	1,301
Distributions on preferred shares	—	—	—	—	—	(25,115)	—	—	—	(25,115)
Distributions on common shares and units	—	—	—	—	—	(6,295)	—	(10)	—	(6,305)
Balance at December 31, 2021	12,879,475	$366,936	166,503,062	$1,665	$3,092,883	$(1,046,739)	$(17,113)	$6,316	$9,919	$2,413,867

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(311,088)	$(408,802)	$129,379
Adjustments to reconcile net (loss) income to cash flow provided by (used in) operating activities:
Loss (gain) on sale of hotel properties, net	2,378	(2,703)	9,300
(Gain) loss on extinguishment of indebtedness, net	(893)	—	214
Depreciation and amortization	187,778	194,168	211,584
Amortization of deferred financing costs	5,884	4,416	4,100
Other amortization	(2,090)	(2,404)	(2,055)
Reclassification of unrealized losses on discontinued cash flow hedges to other (expense) income, net	10,658	—	—
Unrealized (gain) loss on discontinued cash flow hedges	—	(376)	376
Equity in loss from unconsolidated joint ventures	477	8,454	1,673
Distributions of income from unconsolidated joint ventures	—	—	1,964
Impairment losses	144,845	—	13,500
Amortization of share-based compensation	17,054	12,396	11,459
Deferred income taxes	—	51,447	(6,818)
Changes in assets and liabilities:
Hotel and other receivables, net	(17,969)	26,409	8,813
Prepaid expense and other assets	(1,090)	19,178	(6,335)
Accounts payable and other liabilities	7,203	(48,791)	(10,706)
Advance deposits and deferred revenue	(13,090)	(25,282)	35,766
Accrued interest	12,904	3,182	(4,889)
Net cash flow provided by (used in) operating activities	42,961	(168,708)	397,325
Cash flows from investing activities
Acquisition of hotel properties, net	(174,675)	—	—
Proceeds from the sale of hotel properties, net	198,642	5,169	685,870
Improvements and additions to hotel properties	(48,263)	(73,337)	(157,354)
Contributions to unconsolidated joint ventures	(331)	(100)	(603)
Distributions from unconsolidated joint ventures in excess of earnings	—	1,576	2,499
Net cash flow (used in) provided by investing activities	(24,627)	(66,692)	530,412
Cash flows from financing activities
Borrowings under Revolver	—	400,000	140,000
Repayments of Revolver	(200,000)	—	(140,000)
Repayments of Term Loans	(356,338)	—	—
Proceeds from issuance of senior notes	1,000,000	—	—
Redemption of senior notes (including a $9.5 million redemption premium in 2021)	(484,402)	—	(112)
Proceeds from mortgage loans	—	—	381,000
Scheduled mortgage loan principal payments	(1,486)	(3,376)	(3,979)
Repayments of mortgage loans (including $7.0 million in prepayment premiums in 2021)	(149,183)	—	(374,500)
Repurchase of common shares under a share repurchase program	—	(62,604)	(77,834)
Repurchase of common shares to satisfy employee tax withholding requirements	(2,543)	(1,641)	(1,802)
Distributions on preferred shares	(25,115)	(25,116)	(25,115)
Distributions on common shares	(6,701)	(61,000)	(228,287)
Distributions on and redemption of Operating Partnership units	(18)	(428)	(1,230)
Payments of deferred financing costs	(14,770)	(4,069)	(10,111)
Preferred distributions - consolidated joint venture	—	—	(312)
Redemption of preferred equity - consolidated joint venture	—	—	(45,583)
Contributions from consolidated joint venture partners	1,301	1,264	2,446
Net cash flow (used in) provided by financing activities	(239,255)	243,030	(385,419)
Net change in cash, cash equivalents, and restricted cash reserves	(220,921)	7,630	542,318
Cash, cash equivalents, and restricted cash reserves, beginning of year	934,790	927,160	384,842
Cash, cash equivalents, and restricted cash reserves, end of year	$713,869	$934,790	$927,160
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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2021, there were 167,274,893 units of limited partnership interest in the Operating Partnership (“OP units”) outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of December 31, 2021, the Company owned 98 hotel properties with approximately 21,700 rooms, located in 22 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 96 of its hotel properties, a 95.0% controlling interest in The Knickerbocker, and a 50% interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 97 hotel properties in which it holds a controlling financial interest, and the Company records the real estate interests in one hotel in which it holds an indirect 50% interest using the equity method of accounting. The Company leases 97 of the 98 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

COVID-19

The global outbreak of the novel coronavirus, or COVID-19, and the public health measures that have been undertaken in response have had, and will likely continue to have, a material impact on the Company's financial results. Since the extent to which the COVID-19 pandemic will continue to impact the Company's operations will depend on future developments that are highly uncertain, the Company cannot estimate the impact on its business, financial condition or near- or longer-term financial or operational results with reasonable certainty.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries, and joint ventures in which the Company has a majority voting interest and control. For the controlled subsidiaries that are not wholly-owned, the third-party ownership interest represents a noncontrolling interest, which is presented separately in the consolidated financial statements. The Company also records the real estate interests in one joint venture in which it holds an indirect 50% interest using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

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

The timing of revenue recognition, billings, and cash collections results in the Company recognizing hotel and other receivables and advance deposits and deferred revenue on the consolidated balance sheet. Hotel and other receivables are recognized on the consolidated balance sheets when the Company has provided a good or service to the customer and is waiting for the customer to submit consideration to the Company. Advance deposits and deferred revenue are recognized on the consolidated balance sheets when cash payments are received in advance of the Company satisfying its performance obligation. Advance deposits and deferred revenue consist of amounts that are refundable and non-refundable to the customer. The advance deposits and deferred revenue are recognized as revenue in the consolidated statements of operations and comprehensive (loss) income when the Company satisfies its performance obligation to the customer.

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

Investment in Hotel Properties

The Company’s acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment ("FF&E"), and inventory. The Company may also acquire intangible assets or liabilities related to in-place leases, management agreements, franchise agreements, and advanced bookings.  The Company allocates the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. The Company estimates the fair values of the assets acquired and the liabilities assumed by using a combination of the market, cost and income approaches. The Company determines the fair value by using market data and independent appraisals available to the Company and making numerous estimates and assumptions, such as estimates of future income growth, replacement cost per unit, value per acre or buildable square foot, capitalization rates, discount rates, borrowing rates, market rental rates, capital expenditures and cash flow projections at the respective hotel properties.

The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings, and three to five years for FF&E. Maintenance and repairs are expensed and major renewals or improvements to the hotel properties are capitalized. Indirect project costs, including interest, salaries and benefits, travel and other related costs that are directly attributable to the development, are also capitalized. Upon the sale or disposition of a hotel property, the asset and related accumulated depreciation accounts are removed and the related gain or loss is included in the gain or loss on sale of hotel properties in the consolidated statements of operations and comprehensive (loss) income. A sale or disposition of a hotel property that represents a strategic shift that has or will have a major effect on the Company's operations and financial results is presented as discontinued operations in the consolidated statements of operations and comprehensive (loss) income.

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

The Company assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the projected undiscounted future cash flows expected to be generated from the operation and the eventual disposition of the hotel properties over the estimated hold period, which take into account current market conditions and the Company’s intent with respect to holding or disposing of the hotel properties. If the Company’s analysis indicates that the carrying value is not recoverable on a projected undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or the net sales proceeds from transactions that closed subsequent to the end of the reporting period. The use of projected future cash flows is based on assumptions that are consistent with a market participant’s future expectations for the travel industry and the economy in general, including discount rates, sales proceeds in the reversion year, average daily rates, occupancy rates, operating expenses and capital expenditures, and the Company's intent with respect to holding or disposing of the underlying hotel properties. Fair value may also be based on assumptions including, but not limited to, room revenue multiples and comparable sales adjusted for capital expenditures, if necessary.

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

Deferred Financing Costs

Deferred financing costs are the costs incurred to obtain long-term financing. The deferred financing costs are recorded at cost and are amortized using the straight-line method, which approximates the effective interest method, over the respective term of the financing agreement and are included as a component of interest expense in the consolidated statements of operations and comprehensive (loss) income. The Company expenses unamortized deferred financing costs when the associated financing agreement is refinanced or repaid before the maturity date, unless certain criteria are met that would allow for the carryover of such costs to the refinanced agreement. The Company presents the deferred financing costs for its Term Loans (as defined in Note 8) and mortgage loans on the balance sheet as a direct deduction from the carrying amount of the respective debt liability, which is included in debt, net, in the accompanying consolidated balance sheets. The Company presents the deferred financing costs for its unsecured revolving credit facility (the "Revolver") on the balance sheet as an asset, which is included in prepaid expense and other assets in the accompanying consolidated balance sheets.

For the years ended December 31, 2021, 2020 and 2019, approximately $5.9 million, $4.4 million and $4.1 million, respectively, of amortization expense was recorded as a component of interest expense in the consolidated statements of operations and comprehensive (loss) income.

Transaction Costs

The Company incurs costs during the review of potential hotel property acquisitions and dispositions, including legal fees and other professional service fees. In addition, if the Company completes a hotel property acquisition, the Company may incur transfer taxes and integration costs, including professional fees and employee-related costs. If the Company completes a hotel property acquisition that is considered to be an asset acquisition, the transaction costs are capitalized on the consolidated balance sheets. If the Company completes a hotel property acquisition that is considered to be a business combination, the transaction costs are expensed as incurred in the consolidated statements of operations and comprehensive (loss) income. Transaction costs related to successful dispositions are included in (loss) gain on sale of hotel properties, net, in the consolidated statements of operations and comprehensive (loss) income. All transaction costs incurred in connection with unsuccessful transactions are expensed.

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

The Company recognizes all derivatives as assets or liabilities on its consolidated balance sheets at fair value. The gains and losses on the derivatives that have been determined to be effective cash flow hedges are reported in other comprehensive (loss) income and are reclassified to interest expense in the period in which the interest expense is recognized on the underlying hedged item. The ineffective portion of the change in fair value of the derivatives is recognized in earnings immediately.

When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, and the interest rate derivative no longer qualifies for hedge accounting, all changes in the fair value of the derivative instrument are marked-to-market with the changes in fair value recognized in earnings each period until the derivative instrument matures.

Leases

As a lessee in a lease contract, the Company recognizes a lease right-of-use asset and a lease liability on the consolidated balance sheets. The Company is a lessee in a variety of lease contracts, such as ground leases, parking leases, office leases and equipment leases. The Company classifies its leases as either an operating lease or a finance lease based on the principle of whether or not the lease is effectively a financed purchase of the leased asset. For operating leases, the Company recognizes lease expense on a straight-line basis over the term of the lease. For finance leases, the Company recognizes lease expense on the effective interest method, which results in the interest component of each lease payment being recognized as interest expense and the lease right-of-use asset being amortized into amortization expense using the straight-line method over the term of the lease. For leases with an initial term of 12 months or less, the Company will not recognize a lease right-of-use asset and a lease liability on the consolidated balance sheets and lease expense will be recognized on a straight-line basis over the lease term.

At the lease commencement date, the Company determines the lease term by incorporating the fixed, non-cancelable lease term plus any lease extension option terms that are reasonably certain of being exercised. The ability to extend the lease term is at the Company's sole discretion. The Company calculates the present value of the future lease payments over the lease term in order to determine the lease liability and the related lease right-of-use asset that is recognized on the consolidated balance sheets.

Certain lease contracts may include an option to purchase the leased property, which is at the Company's sole discretion. The Company's lease contracts do not contain any material residual value guarantees or material restrictive covenants.

The Company's leases include a base lease payment, which is recognized as lease expense on a straight-line basis over the lease term. In addition, certain of the Company's leases may include an additional lease payment that is based on either (i) a percentage of the respective hotel property's financial results, or (ii) the frequency to which the leased asset is used; all of which are recognized as variable lease expense, when incurred, in the consolidated statements of operations and comprehensive (loss) income. The variable lease expense incurred by the Company was not based on an index or rate.

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

As of December 31, 2021 and 2020, the Company consolidated the Operating Partnership, which has a 0.5% third-party ownership interest. The third-party ownership interest is included in the noncontrolling interest in the Operating Partnership in the equity section of the consolidated balance sheets. The portion of the income and losses associated with the third-party ownership interest are included in the noncontrolling interest in the Operating Partnership in the consolidated statements of operations and comprehensive (loss) income.

As of December 31, 2021 and 2020, the Company consolidated the joint venture that owns The Knickerbocker hotel property; this joint venture has a 5% third-party ownership interest in the joint venture. The Company also consolidated the joint venture that owned the DoubleTree Metropolitan Hotel New York City hotel property; this joint venture has a 1.7% third-party ownership interest in the joint venture. This hotel property was sold in December 2021. In addition, the Company consolidated the operating lessee of the Embassy Suites Secaucus - Meadowlands hotel property through its 51% controlling financial interest in the operating lessee of the joint venture; this joint venture has a 49% third-party ownership interest in the joint venture. On October 31, 2021, the ground lease associated with this hotel property was terminated and the hotel property reverted to the ground lessor. The third-party ownership interests are included in the noncontrolling interest in consolidated joint ventures in the equity section of the consolidated balance sheets. The income and losses associated with the third-party ownership interest are included in the noncontrolling interest in consolidated joint ventures in the consolidated statements of operations and comprehensive (loss) income.

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

Non-employee trustees may elect to receive unrestricted shares under the 2021 Plan as compensation that would otherwise be paid in cash for their services. The shares issued to the non-employee trustees in lieu of cash compensation are unrestricted and include no vesting conditions. The Company recognizes compensation expense for the unrestricted shares issued in lieu of cash compensation based upon the fair market value of the shares on the date of issuance.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate that was discontinued at the end of 2021 because of reference rate reform. The guidance was effective upon issuance and expires on December 31, 2022. Based on the Company's assessment, there was no material impact arising from this guidance and the Company did not elect to apply any of the optional expedients.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Land and improvements	$975,688	$1,089,597
Buildings and improvements	4,001,875	4,084,712
Furniture, fixtures and equipment	691,057	697,404
	5,668,620	5,871,713
Accumulated depreciation	(1,449,504)	(1,385,297)
Investment in hotel properties, net	$4,219,116	$4,486,416

For the years ended December 31, 2021, 2020 and 2019, the Company recognized depreciation expense related to its investment in hotel properties of approximately $187.2 million, $193.3 million and $209.6 million, respectively.

Impairments

During the third quarter of 2021, the Company evaluated the recoverability of the carrying amount of the DoubleTree Metropolitan Hotel New York City and recorded an impairment loss of $138.9 million to adjust the hotel's carrying amount to its estimated fair value. The fair value was determined based on the contractual sales price pursuant to an executed purchase and sale agreement (a Level 2 measurement in the fair value hierarchy). The sale of this hotel property closed in December 2021. Refer to Note 5, Sale of Hotel Properties, for more information regarding the sale of this hotel property.

During the first quarter of 2021, the Company evaluated the recoverability of two hotel properties and recorded an impairment loss of $5.9 million to adjust the hotels’ carrying amounts to their estimated fair values. The fair values were determined based on the contractual sales price pursuant to an executed purchase and sale agreement (a Level 2 measurement in the fair value hierarchy). The sales of these hotel properties closed in May 2021. Refer to Note 5, Sale of Hotel Properties, for more information regarding the sales of these hotel properties.

During year ended December 31, 2019, the Company recorded an impairment loss of $13.5 million related to two hotel properties. The Company evaluated the recoverability of the carrying value of the hotels due to adverse changes in the operating performance of the hotels. Based on an analysis of the estimated undiscounted net cash flows, the Company concluded that the carrying value of the hotels was not recoverable. The Company estimated the fair value of the hotels using a weighted valuation approach considering room revenue multiples and comparable sales adjusted for capital expenditures. The valuation approach included significant unobservable inputs, including revenue growth projections and prevailing market multiples, from third party sources. There were no impairment losses recorded during the year ended December 31, 2020.

4.              Acquisition of Hotel Properties

During the year ended December 31, 2021, the Company acquired a 100% interest in the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hampton Inn and Suites Atlanta Midtown	Atlanta, GA	August 5, 2021	Aimbridge Hospitality	186	$58,000
AC Hotel Boston Downtown	Boston, MA	October 18, 2021	Colwen Management	205	$89,000
Moxy Denver Cherry Creek (1)	Denver, CO	December 23, 2021	Sage Hospitality	170	$51,250
				561	$198,250

(1) In connection with this acquisition, the Company assumed a $25.0 million mortgage loan with a fair value at assumption of $27.6 million.

The hotel properties acquired were accounted for as asset acquisitions, whereby approximately $2.0 million of transaction costs were capitalized as part of the cost of the asset acquisitions. The allocation of the costs for the properties acquired was as follows (in thousands):

December 31, 2021
Land and improvements	$32,550
Buildings and improvements	150,400
Furniture, fixtures and equipment	16,472
Favorable lease asset	4,294
Fair value adjustment on mortgage debt assumed	(2,554)
Other liability	(898)
Total purchase price	$200,264

The value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for building and improvements and furniture, fixtures and equipment). The sales comparison approach used inputs of recent land sales in the respective hotel markets. The depreciated replacement cost approach used inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age, square footage and number of rooms of the respective assets. The fair value of the assumed mortgage debt was based on a discounted cash flow model and incorporated various inputs and assumptions for the effective borrowing rates for debt with similar terms. The fair value of the ground lease was based on the present value of the difference between the contractual rental amount paid according to the ground lease agreement and the market rental rates for similar leases, measured over a period equal to the remaining non-cancelable term of the ground lease.

5. Sale of Hotel Properties

In connection with the sale of hotel properties for the years ended December 31, 2021, 2020, and 2019, the Company recorded a net loss of $2.4 million, a net gain of $2.7 million, and a net loss of $9.3 million, respectively.

During the year ended December 31, 2021, the Company sold seven hotel properties in seven separate transactions for a combined sales price of approximately $208.5 million.

The following hotel properties were sold during the year ended December 31, 2021:

Hotel Property Name	Location	Sale Date	Rooms
Courtyard Houston Sugarland	Stafford, TX	January 21, 2021	112
Residence Inn Indianapolis Fishers	Indianapolis, IN	May 10, 2021	78
Residence Inn Chicago Naperville	Warrenville, IL	May 12, 2021	130
Fairfield Inn & Suites Chicago Southeast Hammond	Hammond, IN	July 15, 2021	94
Residence Inn Chicago Southeast Hammond	Hammond, IN	August 3, 2021	78
Courtyard Chicago Southeast Hammond	Hammond, IN	August 5, 2021	85
DoubleTree Metropolitan Hotel New York City	New York, NY	December 15, 2021	764
			1,341

During the year ended December 31, 2020, the Company sold the 78-room Residence Inn Houston Sugarland for a sale price of approximately $4.9 million.

During the year ended December 31, 2019, the Company sold 47 hotel properties in five separate transactions for a combined sales price of approximately $721.0 million.

The following hotel properties were sold during the year ended December 31, 2019:

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
			6,024

6. Investment in Unconsolidated Joint Ventures

As of December 31, 2021, the Company owned a 50% interest in a joint venture that owned one hotel property. As of December 31, 2020, the Company owned 50% interests in joint ventures that owned two hotel properties. During the year ended December 31, 2020, one of the unconsolidated joint ventures did not exercise its right to extend the term of the ground lease. As a result, the joint venture recorded a held for use impairment charge during the year ended December 31, 2020, of which the Company's share of $6.5 million was included in equity in loss of unconsolidated entities in the accompanying consolidated statements of operations and comprehensive (loss) income. The ground lease terminated on October 31, 2021 and the hotel property reverted to the ground lessor at that time.

During the year ended December 31, 2019, the Company sold two hotels located in Myrtle Beach, South Carolina. In addition, the joint ventures that were associated with these two hotels sold their assets. The Company had owned 50% interests in these joint ventures. The Company recorded a loss of $2.1 million as a result of the joint ventures' sale of their assets, which is included in equity in loss of unconsolidated entities in the accompanying consolidated statements of operations. Refer to Note 5, Sale of Hotel Properties, for more information regarding the sale of the hotels.

The Company accounts for the investments in these unconsolidated joint ventures under the equity method of accounting. The Company makes adjustments to the equity in loss from unconsolidated joint ventures related to the difference between the Company's basis in the investment in the unconsolidated joint ventures as compared to the historical basis of the assets and liabilities of the joint ventures. As of December 31, 2021 and 2020, the unconsolidated joint ventures' debt consisted entirely of non-recourse mortgage debt.

The following table summarizes the components of the Company's investments in unconsolidated joint ventures (in thousands):

	December 31, 2021	December 31, 2020
Equity basis of the joint venture investments	$(6,341)	$(6,687)
Cost of the joint venture investments in excess of the joint venture book value	12,863	13,485
Investment in unconsolidated joint ventures	$6,522	$6,798

The following table summarizes the components of the Company's equity in loss from unconsolidated joint ventures (in thousands):

	For the year ended December 31,
	2021	2020	2019
Operating income (loss)	$145	$(913)	$1,667
Depreciation of cost in excess of book value	(622)	(995)	(1,265)
Impairment loss	—	(6,546)	—
Loss on sale	—	—	(2,075)
Equity in loss from unconsolidated joint ventures	$(477)	$(8,454)	$(1,673)

7.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the year ended December 31, 2021
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$95,612	$12,430	$7,987	$116,029
Southern California	88,653	5,959	9,271	103,883
Northern California	66,068	3,219	4,455	73,742
Chicago	43,277	5,931	2,282	51,490
New York City	30,547	3,505	1,544	35,596
Charleston	27,220	3,657	1,993	32,870
Houston	28,078	1,196	3,475	32,749
Washington, DC	26,706	415	1,858	28,979
Austin	24,059	1,417	2,970	28,446
Pittsburgh	23,605	3,670	1,138	28,413
Other	214,028	17,595	21,844	253,467
Total	$667,853	$58,994	$58,817	$785,664

	For the year ended December 31, 2020
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$52,213	$7,058	$4,359	$63,630
Southern California	53,814	4,013	5,590	63,417
Northern California	51,107	4,160	3,204	58,471
Chicago	24,267	4,187	1,193	29,647
New York City	25,292	2,189	1,231	28,712
Houston	19,401	827	1,931	22,159
Washington, DC	17,843	416	1,220	19,479
Denver	12,285	2,948	864	16,097
Charleston	12,661	2,145	1,188	15,994
Pittsburgh	13,815	1,481	631	15,927
Other	115,056	10,960	13,538	139,554
Total	$397,754	$40,384	$34,949	$473,087

	For the year ended December 31, 2019
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$201,667	$19,752	$5,875	$227,294
Southern California	126,959	15,306	10,030	152,295
New York City	130,702	16,410	4,759	151,871
South Florida	117,252	19,720	8,112	145,084
Austin	76,438	9,453	3,772	89,663
Chicago	70,469	13,102	2,139	85,710
Denver	55,063	12,224	1,351	68,638
Houston	55,955	3,763	4,355	64,073
Washington, DC	59,257	1,703	2,343	63,303
Louisville	40,627	18,246	2,373	61,246
Other	382,696	47,820	26,499	457,015
Total	$1,317,085	$177,499	$71,608	$1,566,192
8. Debt

The Company's debt consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Senior Notes, net	$986,942	$495,759
Revolver	200,000	400,000
Term Loans, net	815,004	1,168,304
Mortgage loans, net	407,492	523,668
Debt, net	$2,409,438	$2,587,731

Senior Notes

The Company's senior notes consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at December 31, 2021	Maturity Date	December 31, 2021	December 31, 2020
2029 Senior Notes	4.00%	September 2029	$500,000	$—
2026 Senior Notes	3.75%	July 2026	500,000	—
2025 Senior Notes	6.00%	June 2025	—	495,759
			1,000,000	495,759
Deferred financing costs, net			(13,058)	—
Total senior notes, net			$986,942	$495,759

In September 2021, the Company issued an aggregate principal amount of $500.0 million of its 4.00% senior secured notes due 2029 (the "2029 Senior Notes") under an indenture, dated as of September 13, 2021, among the Operating Partnership, the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The 2029 Senior Notes will mature on September 15, 2029 and bear interest at a rate of 4.00% per annum, payable semi-annually in arrears. The Company used the net proceeds of the offering of the 2029 Senior Notes to redeem all of the outstanding 2025 Senior Notes (as defined below), as well as for any redemption premium, unpaid interest, costs and expenses related thereto. During the year ended December 31, 2021, the Company capitalized $6.1 million of deferred financing costs related to the issuance of the 2029 Senior Notes.

At any time prior to September 15, 2024, the Company may redeem the 2029 Senior Notes, in whole or in part, at a redemption price equal to 100.0% of the accrued principal amount thereof plus any unpaid interest earned through the redemption date plus a make-whole premium. At any time on or after September 15, 2024, the Company may redeem the 2029 Senior Notes, in whole or in part, at a redemption price of (i) 102.0% of the principal amount should such redemption occur before September 1, 2025, (ii) 101.0% of the principal amount should redemption occur before September 15, 2026, and (iii) 100.0% of the principal amount should such redemption occur on or after September 15, 2026, in each case plus accrued and unpaid interest, if any. At any time prior to September 15, 2024, the Company may redeem the 2029 Senior Notes with the net cash proceeds from any equity offering at a redemption price equal to 104.0% of the accrued principal amount thereof plus any unpaid interest, subject to certain conditions.

In June 2021, the Company issued an aggregate principal amount of $500.0 million of its 3.75% senior secured notes due 2026 (the "2026 Senior Notes") under an indenture, dated as of June 17, 2021, among the Operating Partnership, the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The 2026 Senior Notes will mature on July 1, 2026 and bear interest at a rate of 3.75% per annum, payable semi-annually in arrears. The Company used the net proceeds of the offering of the 2026 Senior Notes to partially repay indebtedness under the Company's Term Loans (as defined below) and secured mortgage indebtedness, as well as for any costs and expenses related thereto. During the year ended December 31, 2021, the Company capitalized $8.1 million of deferred financing costs related to the issuance of the 2026 Senior Notes.

At any time prior to July 1, 2023, the Company may redeem the 2026 Senior Notes, in whole or in part, at a redemption price equal to 100.0% of the accrued principal amount thereof plus any unpaid interest earned through the redemption date plus a make-whole premium. At any time on or after July 1, 2023, the Company may redeem the 2026 Senior Notes, in whole or in part, at a redemption price of (i) 101.875% of the principal amount should such redemption occur before July 1, 2024, (ii) 100.938% of the principal amount should redemption occur before July 1, 2025, and (iii) 100.0% of the principal amount should such redemption occur on or after July 1, 2025, in each case plus accrued and unpaid interest, if any. At any time prior to July 1, 2023, the Company may redeem the 2026 Senior Notes with the net cash proceeds from any equity offering at a redemption price equal to 103.75% of the accrued principal amount thereof plus any unpaid interest, subject to certain conditions.

The 2029 Senior Notes and 2026 Senior Notes are each fully and unconditionally guaranteed, jointly and severally, by the Company and certain of the Operating Partnership’s subsidiaries that incur and guarantee any indebtedness under the Company’s credit facilities, and any additional first lien obligations or certain other bank indebtedness (each, a “Subsidiary Guarantor”). The 2029 Senior Notes and 2026 Senior Notes are each secured, subject to certain permitted liens, by a first priority security interest in all of the equity interests owned by the Operating Partnership and certain of the Subsidiary Guarantors (each, a “Secured Guarantor”) in certain of the other Subsidiary Guarantors (the “Collateral”), which Collateral also secures the obligations under the Company’s credit facilities on a first priority basis. The Collateral may be released in full prior to the maturity of either of the 2029 Senior Notes and 2026 Senior Notes if the Operating Partnership and the Company comply with certain requirements, after which the 2029 Senior Notes and 2026 Senior Notes will be unsecured.

The indenture governing the 2029 Senior Notes and the 2026 Senior Notes contains customary covenants that will limit the Company’s ability and, in certain instances, the ability of its subsidiaries, to incur additional debt, create liens on assets, make distributions and pay dividends, make certain types of investments, issue guarantees of indebtedness, and make certain restricted payments. These limitations are subject to a number of exceptions and qualifications set forth in the indenture.

A summary of the various restrictive covenants for the 2029 Senior Notes and 2026 Senior Notes are as follows:

Covenant
Maintenance Covenant
Unencumbered Asset to Unencumbered Debt Ratio	> 150.0%
Incurrence Covenants
Consolidated Indebtedness less than Adjusted Total Assets	< .65x
Consolidated Secured Indebtedness less than Adjusted Total Assets	< .45x
Interest Coverage Ratio	> 1.5x

As of December 31, 2021, the Company was in compliance with all covenants associated with the 2029 Senior Notes and 2026 Senior Notes. In addition, failure to meet an incurrence covenant does not, in and of itself, constitute an event of default under the indentures.

The Company's $475.0 million senior notes due 2025 are referred to as the "2025 Senior Notes". The 2025 Senior Notes include $20.9 million at December 31, 2020 resulting from an acquisition related fair value adjustment on the 2025 Senior Notes. In September 2021, the Company redeemed the 2025 Senior Notes and paid a redemption premium of $9.5 million using the net proceeds from the issuance of the 2029 Senior Notes. The redemption premium is included in the gain (loss) on extinguishment of indebtedness, net, in the accompany consolidated statements of operations and comprehensive (loss) income.

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

•$400.0 million term loan with a scheduled maturity date of January 25, 2023 (the "$400 Million Term Loan Maturing 2023");

•$225.0 million term loan with a scheduled maturity date of January 25, 2023 (the "$225 Million Term Loan Maturing 2023");

•$150.0 million term loan with a scheduled maturity date of June 10, 2023 (the "$150 Million Term Loan Maturing 2022"); and

•$400.0 million term loan with a scheduled maturity date of May 18, 2025 (the "$400 Million Term Loan Maturing 2025").

The $400 Million Term Loan Maturing 2023, the $225 Million Term Loan Maturing 2023, the $150 Million Term Loan Maturing 2022, and the $400 Million Term Loan Maturing 2025 are collectively the "Term Loans".  The credit agreements contain certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, maximum secured indebtedness, maximum unencumbered leverage ratio and minimum unsecured interest coverage ratio.  If an event of default exists, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.  As of December 31, 2021 and 2020, the Company was not required to comply with certain financial covenants, as described below.

The borrowings under the Revolver and Term Loans bear interest at variable rates equal to the London InterBank Offered Rate (“LIBOR”) (or equivalent successor rate index) plus an applicable margin.  The margin ranges from 1.35% to 2.50%, depending on the Company’s leverage ratio, as calculated under the terms of each facility.  The Company incurs an unused facility fee on the Revolver of between 0.20% and 0.25%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of the outstanding borrowings.

 The Company's unsecured credit agreements consisted of the following (in thousands):

			Outstanding Borrowings at
	Interest Rate at December 31, 2021 (1)	Maturity Date	December 31, 2021	December 31, 2020
Revolver (2)	3.53%	May 2024	$200,000	$400,000
$400 Million Term Loan Maturing 2023 (3)	4.73%	January 2023 (7)	203,944	400,000
$225 Million Term Loan Maturing 2023 (4)	4.72%	January 2023 (8)	114,718	225,000
$150 Million Term Loan Maturing 2023 (5)	4.18%	June 2023	100,000	150,000
$400 Million Term Loan Maturing 2025	4.45%	May 2025	400,000	400,000
			1,018,662	1,575,000
Deferred financing costs, net (6)			(3,658)	(6,696)
Total Revolver and Term Loans, net			$1,015,004	$1,568,304

(1)Interest rate at December 31, 2021 gives effect to interest rate hedges.
(2)At December 31, 2021 and 2020, there was $400.0 million and $200.0 million of remaining capacity on the Revolver, respectively. The Company has the ability to further increase the total capacity on the Revolver to $750.0 million, subject to certain lender requirements. The Company also has the ability to extend the maturity date for an additional one year period ending May 2025 if certain conditions are satisfied. In February 2022, the Company paid off the outstanding balance on the Revolver.

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
(6)Excludes $2.9 million and $4.1 million as of December 31, 2021 and 2020, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.
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

The Revolver and Term Loans are subject to various financial covenants. A summary of the most restrictive covenants is as follows:

	Covenant	Compliance
Leverage ratio (1)	≤ 7.0x	N/A (3)
Fixed charge coverage ratio (2)	≥ 1.5x	N/A (3)
Secured indebtedness ratio	≤ 45.0%	N/A (3)
Unencumbered indebtedness ratio	≤ 60.0%	N/A (3)
Unencumbered debt service coverage ratio	≥ 2.0x	N/A (3)
Maintain minimum liquidity level	≥ $150.0 million	Yes

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

During the year ended December 31, 2021, the Company amended its Revolver and Term Loans. The amendments suspend the testing of all existing financial maintenance covenants under the Revolver and the Term Loan agreements for all periods through and including the fiscal quarter ending March 31, 2022 (the “Covenant Relief Period”). In addition, for periods following the Covenant Relief Period, the amendments modify the covenant thresholds, subject to certain conditions, for the leverage ratio, unencumbered debt service coverage ratio, and unencumbered indebtedness ratio as follows:

•Increasing the maximum leverage ratio to 8.5x for the first two quarters following the Covenant Relief Period, 8.0x for the third and fourth quarters following the Covenant Relief Period, 7.5x for the fifth quarter following the Covenant Relief Period (such period, the "Leverage Relief Period"), and then returning to 7.0x that was in effect prior to the Covenant Relief Period.

•Reducing the minimum unencumbered debt service coverage ratio to 1.5x for the first quarter following the Covenant Relief Period, 1.65x for the second quarter following the Covenant Relief Period, and then returning to 2.0x that was in effect prior to the Covenant Relief Period.

•Increasing the unencumbered indebtedness ratio to 65% for the first two quarters following the Covenant Relief Period, and then returning to the 60% level that was in effect prior to the Covenant Relief Period.

•The Company is required to maintain a minimum liquidity level of $150.0 million.

Pursuant to the amendments and through the date that the financial statements are delivered for the quarter ending June 30, 2022 (the "Restriction Period"), the Company is subject to the following restrictions:

•The net cash proceeds from asset sales, equity issuances and incurrences of indebtedness will, subject to various exceptions, be required to be applied as a mandatory prepayment of certain amounts outstanding under the Revolver and the Term Loans.

•Additional negative covenants that limit the ability of the Company and its subsidiaries to incur additional indebtedness, make prepayments of other indebtedness, make dividends and distributions (with certain exceptions, including for the payment of a quarterly cash dividend of $0.01 per common share, the payment of a quarterly cash dividend on the Company’s Series A Cumulative Convertible Preferred Shares and other payments for purposes of maintaining REIT status) and stock repurchases. In addition, there are limitations on capital expenditures exceeding $150.0 million in 2021 and 2022, and certain acquisitions exceeding $450.0 million or $300.0 million dependent upon the outstanding balance of the Company's Revolver. All of these limitations are subject to various exceptions.

•Requirement to pledge the equity interests in certain subsidiaries that own unencumbered properties to secure the Revolver and Term Loans. The equity pledge requirement is also required to be satisfied following the Restriction Period until such time as the leverage ratio is no greater than 6.5x for two consecutive fiscal quarters (the "Covenant Relief Pledged Collateral Period").

•Extension of (1) the mandatory prepayment requirement applicable to dispositions of unencumbered properties through the end of the Covenant Relief Pledged Collateral Period and (2) the requirement to maintain a minimum liquidity level of $150.0 million through the end of the Leverage Relief Period.

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

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Principal balance at
	Number of Assets Encumbered	Interest Rate at December 31, 2021 (1)	Maturity Date		December 31, 2021	December 31, 2020
Mortgage loan (2)	7	3.30%	April 2022	(7)	$200,000	$200,000
Mortgage loan (2)	3	2.53%	April 2024	(7)	96,000	96,000
Mortgage loan (2)	4	2.84%	April 2024	(7)	85,000	85,000
Mortgage loan (3)	1	5.06%	January 2029		27,554	—
Mortgage loan (4)	1	—%	June 2022	(8)	—	30,332
Mortgage loan (5)	3	—%	October 2022	(8)	—	86,775
Mortgage loan (6)	1	—%	October 2022	(9)	—	27,972
	20				408,554	526,079
Deferred financing costs, net					(1,062)	(2,411)
Total mortgage loans, net					$407,492	$523,668
(1)Interest rate at December 31, 2021 gives effect to interest rate hedges.
(2)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(3)Includes $2.6 million at December 31, 2021 related to a fair value adjustment on a mortgage loan that was assumed in connection with a hotel property acquisition in December 2021.
(4)Includes $0.3 million at December 31, 2020 related to a fair value adjustment on a mortgage loan.
(5)Includes $0.9 million at December 31, 2020 related to a fair value adjustments on the mortgage loans.

(6)Includes $0.3 million at December 31, 2020 related to a fair value adjustment on the mortgage loan.
(7)The mortgage loan provides two one year extension options.
(8)In June 2021, the Company paid off the mortgage loan(s) in full and paid approximately $5.7 million in prepayment premiums using the proceeds from the issuance of the 2026 Senior Notes.
(9)In July 2021, the Company paid off the mortgage loan in full and paid approximately a $1.3 million prepayment premium using the proceeds from the issuance of the 2026 Senior Notes.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant and accordingly, such cash is restricted. In addition, certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. At December 31, 2021, two mortgage loans failed the DSCR threshold and were in a cash trap event. In addition, the DSCR covenant for one mortgage loan has been waived through December 31, 2022.

At December 31, 2021, there was approximately $22.4 million of restricted cash held by lenders due to cash trap events. In February 2022, the restrictions on approximately $10.8 million of the $22.4 million of December 31, 2021 restricted cash were removed.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the year ended December 31,
	2021	2020	2019
Senior Notes	$34,079	$23,767	$23,793
Revolver and Term Loans	53,097	55,413	42,272
Mortgage loans	13,306	16,949	20,754
Amortization of deferred financing costs	5,884	4,416	4,100
Undesignated interest rate swaps	—	(376)	376
Total interest expense	$106,366	$100,169	$91,295

Future Minimum Principal Payments

As of December 31, 2021, the future minimum principal payments were as follows (in thousands):

2022	$200,000
2023	418,662
2024	381,000
2025	400,000
2026	500,000
Thereafter	525,000
Total (1)	$2,424,662

(1)Excludes a $2.6 million fair value adjustment on debt.

9. Derivatives and Hedging

The Company's interest rate swaps consisted of the following (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Swap-cash flow	1.15%	April 2021	$—	$100,000	$—	$(398)
Swap-cash flow	1.20%	April 2021	—	100,000	—	(418)
Swap-cash flow	2.15%	April 2021	—	75,000	—	(594)
Swap-cash flow	1.91%	April 2021	—	75,000	—	(523)
Swap-cash flow	1.61%	June 2021	—	50,000	—	(433)
Swap-cash flow	1.56%	June 2021	—	50,000	—	(416)
Swap-cash flow	1.71%	June 2021	—	50,000	—	(462)
Swap-cash flow	1.35%	September 2021	—	49,000	—	(454)
Swap-cash flow	1.28%	September 2022	100,000	100,000	(759)	(2,035)
Swap-cash flow (1)	2.29%	December 2022	200,000	200,000	(4,077)	(9,044)
Swap-cash flow (2)	2.29%	December 2022	125,000	125,000	(2,545)	(5,648)
Swap-cash flow (3)	2.38%	December 2022	87,780	200,000	(1,879)	(9,436)
Swap-cash flow (4)	2.38%	December 2022	36,875	100,000	(789)	(4,716)
Swap-cash flow	2.75%	November 2023	100,000	100,000	(3,893)	(7,635)
Swap-cash flow	2.51%	December 2023	75,000	75,000	(2,692)	(5,284)
Swap-cash flow	2.39%	December 2023	75,000	75,000	(2,504)	(5,012)
Swap-cash flow	1.24%	September 2025	150,000	150,000	(860)	(5,508)
Swap-cash flow	1.16%	April 2024	50,000	50,000	(338)	(1,464)
Swap-cash flow	1.20%	April 2024	50,000	50,000	(387)	(1,526)
Swap-cash flow	1.15%	April 2024	50,000	50,000	(327)	(1,450)
Swap-cash flow	1.10%	April 2024	50,000	50,000	(267)	(1,374)
Swap-cash flow	0.98%	April 2024	25,000	25,000	(61)	(596)
Swap-cash flow	0.95%	April 2024	25,000	25,000	(43)	(573)
Swap-cash flow	0.93%	April 2024	25,000	25,000	(31)	(558)
Swap-cash flow	0.90%	April 2024	25,000	25,000	(13)	(535)
Swap-cash flow	0.85%	December 2024	50,000	50,000	221	(1,249)
Swap-cash flow	0.75%	December 2024	50,000	50,000	372	(1,047)
Swap-cash flow	0.65%	January 2026	50,000	50,000	955	(662)
			$1,399,655	$2,124,000	$(19,917)	$(69,050)

(1) In June 2021, the Company paid down a portion of its Term Loans and dedesignated approximately $83.8 million of the original         $200.0 million notional value of this swap as the hedged forecasted transactions were no longer probable of occurring as a result of the debt paydown. Therefore, the Company reclassified approximately $2.8 million of unrealized losses included in other comprehensive loss to other (expense) income, net, in the consolidated statements of operations and comprehensive (loss) income. The portion of the swap that was dedesignated was subsequently redesignated and the amounts related to the initial fair value of $2.8 million that are recorded in other comprehensive loss during the new hedging relationship will be reclassified to earnings on a straight line basis over the remaining life of the swap.
(2) In June 2021, the Company paid down a portion of its Term Loans and dedesignated approximately $47.2 million of the original $125.0 million notional value of this swap as the hedged forecasted transactions were no longer probable of occurring as a result of the debt paydown. Therefore, the Company reclassified approximately $1.6 million of unrealized losses included in other comprehensive loss to other (expense) income, net, in the consolidated statements of operations and comprehensive (loss) income. The portion of the swap that was dedesignated was subsequently redesignated and the amounts related to the initial fair value of $1.6 million that are recorded in other comprehensive loss during the new hedging relationship will be reclassified to earnings on a straight line basis over the remaining life of the swap.
(3) In June 2021, the Company paid down a portion of its Term Loans and terminated approximately $112.2 million of the original $200.0 million notional value of this swap as the hedged forecasted transactions were no longer probable of occurring as result of the debt paydown in June 2021. As part of the swap termination, the Company paid approximately $2.2 million to terminate a portion of this swap. In addition, the Company re-designated the remaining portion of this swap resulting in the reclassification of approximately $2.2 million of the unrealized losses included in accumulated other comprehensive loss to other (expense) income, net, in the consolidated statements of operations and comprehensive (loss) income.
(4) In June 2021, the Company paid down a portion of its Term Loans and terminated approximately $63.1 million of the original $100.0 million notional value of this swap as the hedged forecasted transactions were no longer probable of occurring as result of the debt paydown in June 2021. As part of the swap termination, the Company paid approximately $4.0 million to terminate a portion of this swap. In addition, the Company re-designated the remaining portion of this swap resulting in the reclassification of approximately $4.0 million of the unrealized losses included in accumulated other comprehensive loss to other (expense) income, net, in the consolidated statements of operations and comprehensive (loss) income.

As of December 31, 2021 and 2020, the aggregate fair value of the interest rate swap liabilities of $21.5 million and $69.1 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets. As of December 31, 2021, the aggregate fair value of the interest rate swap assets of $1.5 million was included in prepaid expense and other assets in the accompanying consolidated balance sheet.

As of December 31, 2021 and 2020, there was approximately $19.9 million and $69.1 million, respectively, of unrealized losses included in accumulated other comprehensive loss related to interest rate hedges that are effective in offsetting the variable cash flows. There was no ineffectiveness recorded on the designated hedges during the years ended December 31, 2021 and 2020. For the year ended December 31, 2021, approximately $24.1 million of the amounts included in accumulated other comprehensive loss were reclassified into interest expense. For the year ended December 31, 2020, approximately $19.7 million of the amounts included in accumulated other comprehensive loss were reclassified into interest expense. Approximately $16.7 million of the unrealized losses included in accumulated other comprehensive loss at December 31, 2021 is expected to be reclassified into interest expense within the next 12 months.

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

•Debt — The Company estimated the fair value of the senior notes by using publicly available trading prices for the Senior Notes, which are Level 1 in the fair value hierarchy. The Company estimated the fair value of the Revolver and Term Loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms, which are Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the mortgage loans using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy.

The fair value of the Company's debt was as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$986,942	$999,060	$495,759	$484,229
Revolver and Term Loans, net	1,015,004	1,006,647	1,568,304	1,543,636
Mortgage loans, net	407,492	401,387	523,668	512,118
Debt, net	$2,409,438	$2,407,094	$2,587,731	$2,539,983

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$1,548	$—	$1,548
Interest rate swap liability	$—	$(21,465)	$—	$(21,465)
Total	$—	$(19,917)	$—	$(19,917)

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Interest rate swap liability	$—	$(69,050)	$—	$(69,050)
Total	$—	$(69,050)	$—	$(69,050)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

11. Commitments and Contingencies

Operating Leases

As of December 31, 2021, 13 of Company's hotel properties were subject to ground lease agreements that cover the land underlying the respective hotels. The ground leases are classified as operating leases. The total ground lease expense was $13.1 million for the year ended December 31, 2021, which consisted of $11.6 million of fixed lease expense and $1.5 million of variable lease expense. The total ground lease expense was $12.4 million for the year ended December 31, 2020, which consisted of $11.6 million of fixed lease expense and $0.8 million of variable lease expense. The total ground lease expense was $15.7 million for the year ended December 31, 2019, which consisted of $11.6 million of fixed lease expense and $4.1 million of variable lease expense. The total ground lease expense is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive (loss) income.

The Company's ground leases consisted of the following (in thousands):

			Ground Lease Expense
			For the year ended December 31,
Hotel Property Name	Initial Term Expiration	Extension Term(s) Expiration	2021	2020	2019
Wyndham Boston Beacon Hill	2028	—	$556	$400	$900
Wyndham San Diego Bayside	2029	—	4,042	4,100	4,800
DoubleTree Suites by Hilton Orlando Lake Buena Vista	2032	2057	666	300	900
Residence Inn Palo Alto Los Altos	2033	—	86	100	100
Wyndham Pittsburgh University Center	2038	2083	726	700	700
Marriott Louisville Downtown	2053	2153 (1)	—	—	—
Embassy Suites San Francisco Airport Waterfront	2059	—	1,239	1,200	2,400
Wyndham New Orleans French Quarter	2065	—	487	500	500
Courtyard Charleston Historic District	2096	—	1,019	950	1,000
Courtyard Austin Downtown Convention Center and Residence Inn Downtown Convention Center	2100	—	555	449	800
Courtyard Waikiki Beach	2112	—	3,742	3,700	3,600
Moxy Denver Cherry Creek (2)	2115	—	5	—	—
			$13,123	$12,399	$15,700

(1) The lease may be extended up to four twenty-five year terms at the Company's option.
(2) In connection with the acquisition of this hotel property in December 2021, the Company recognized a lease liability of $3.1 million and related lease right-of-use asset of $7.4 million on the consolidated balance sheet for the ground lease. In order to determine the present value of the future lease payments over the lease term, the Company used an incremental borrowing rate of 6.9%.

The future lease payments for the Company's operating leases are as follows (in thousands):

December 31, 2021
2022	$11,521
2023	11,617
2024	11,677
2025	11,728
2026	11,003
Thereafter	542,537
Total future lease payments	600,083
Imputed interest	(477,052)
Lease liabilities	$123,031

The following table presents certain information related to the Company's operating leases as of December 31, 2021:

Weighted average remaining lease term	63 years
Weighted average discount rate	7.03%

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of December 31, 2021 and 2020, approximately $48.5 million and $35.0 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance, and debt obligations where certain lenders held restricted cash due to a cash trap event.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of December 31, 2021, 97 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from one to 25 years, with 14 different management companies as noted in the table below. This number includes 29 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott.

Management Company	Number of Hotel Properties
Aimbridge Hospitality	30
Colwen Management, Inc.	1
Crestline Hotels and Resorts	1
Davidson Hotels and Resorts	2
Hilton Management and affiliates	19
HEI Hotels and Resorts	1
Highgate Hotels	4
Hyatt Corporation and affiliates	11
InnVentures	3
Marriott International, Inc.	3
Sage Hospitality	6
Urgo Hotels	3
White Lodging Services	8
Wyndham	5
97

Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 2.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive (loss) income. For the years ended December 31, 2021, 2020 and 2019, the Company incurred management fee expense of approximately $24.2 million, $13.2 million and $45.5 million, respectively.

Subsequent to the year ended December 31, 2021, four hotel properties that were managed by White Lodging Services were transferred to Hersha Hospitality Management effective February 1, 2022.

Franchise Agreements

As of December 31, 2021, 67 of the Company's consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 29 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, The Knickerbocker is not operated with a hotel brand so the hotel does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive (loss) income. For the years ended December 31, 2021, 2020 and 2019, the Company incurred franchise fee expense of approximately $43.2 million, $25.6 million and $75.3 million, respectively.

Wyndham Agreements

Prior to January 1, 2020, the Wyndham management agreements guaranteed minimum levels of annual net operating income at each of the Wyndham-managed hotels. In 2019, the Company entered into an agreement with Wyndham to terminate the net operating income guarantee effective December 31, 2019 and received termination payments totaling $36.0 million from Wyndham. In addition, during the year ended December 31, 2021, the Company extended certain Wyndham management agreements to December 31, 2022. For the years ended December 31, 2021 and 2020, the Company recognized approximately $14.1 million and $17.8 million, respectively, as a reduction to management and franchise fee expense related to the amortization of the termination payments over the remaining terms of the management agreements.

Other

During the year ended December 31, 2020, the Company incurred approximately $8.7 million in corporate and property-level severance costs as a result of the COVID-19 pandemic. This amount includes $6.7 million for the year ended December 31, 2020 related to severance for associates at the Company's New York City hotels operating under collective bargaining agreements. The severance costs are included in other operating expense in the accompanying consolidated statement of operations and comprehensive (loss) income.

12. Equity
Common Shares of Beneficial Interest

Under the declaration of trust for the Company, there are 450,000,000 Common Shares authorized for issuance.

The Company did not repurchase any common shares under a share repurchase program during the year ended December 31, 2021.

During the year ended December 31, 2020, the Company repurchased and retired 5,489,335 common shares for approximately $62.6 million, of which $26.0 million was repurchased under a share repurchase program that expired February 29, 2020 and $36.6 million was repurchased under a share repurchase program that expired on February 28, 2021.

During the year ended December 31, 2019, the Company repurchased and retired 4,575,170 common shares for approximately $77.8 million.

During each of the years ended December 31, 2021 and 2020, the Company declared a cash dividend of $0.04 per Common Share. During the year ended December 31, 2019, the Company declared a cash dividend of $1.32 per Common Share.

Series A Preferred Share

Under the declaration of trust for the Company, there are 50,000,000 preferred shares authorized for issuance.

During each of the years ended December 31, 2021, 2020 and 2019, the Company declared a cash dividend of $1.95 per Series A Preferred Share.

Noncontrolling Interest in Consolidated Joint Ventures

The Company consolidated the joint venture that owned the DoubleTree Metropolitan Hotel New York City hotel property, which has a third-party partner that owns a noncontrolling 1.7% ownership interest in the joint venture. This hotel property was sold in December 2021. In addition, the Company consolidates the joint venture that owns The Knickerbocker hotel property, which has a third-party partner that owns a noncontrolling 5% ownership interest in the joint venture. The third-party ownership interests are included in the noncontrolling interest in consolidated joint ventures on the consolidated balance sheets.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. As of December 31, 2021, the Operating Partnership had 167,274,893 OP units outstanding, of which 99.5% of the outstanding OP units were owned by the Company and its subsidiaries, and the noncontrolling 0.5% ownership interest was owned by other limited partners.

As of December 31, 2021, the limited partners owned 771,831 OP units. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of Common Shares. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

13. Equity Incentive Plan

Pursuant to the terms of the 2021 Plan, the Company may issue share-based awards to officers, employees, non-employee trustees and other eligible persons under the 2021 Plan. The 2021 Plan provides for a maximum of 6,828,527 Common Shares to be issued in the form of share options, share appreciation rights, restricted share awards, unrestricted share awards, share units, dividend equivalent rights, long-term incentive units, other equity-based awards and cash bonus awards.

Share Awards

From time to time, the Company may award unvested restricted shares under the 2021 Plan as compensation to officers, employees and non-employee trustees. The issued shares vest over a period of time as determined by the board of trustees at the date of grant. The Company recognizes compensation expense for time-based unvested restricted shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.

Non-employee trustees may also elect to receive unrestricted shares under the 2021 Plan as compensation that would otherwise be paid in cash for their services. The shares issued to non-employee trustees in lieu of cash compensation are unrestricted and include no vesting conditions. The Company recognizes compensation expense for the unrestricted shares issued in lieu of cash compensation on the date of issuance based upon the fair market value of the shares on that date.

A summary of the unvested restricted shares is as follows:

	2021		2020		2019
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	1,252,228	$15.17	940,202	$20.21	740,792	$21.89
Granted	1,739,327	15.92	801,463	11.95	530,436	18.69
Vested	(513,342)	16.51	(480,444)	19.59	(312,131)	21.63
Forfeited	(97,930)	15.22	(8,993)	18.80	(18,895)	20.03
Unvested at December 31,	2,380,283	$15.43	1,252,228	$15.17	940,202	$20.21

For the years ended December 31, 2021, 2020 and 2019, the Company recognized approximately $11.9 million, $8.7 million and $8.6 million, respectively, of share-based compensation expense related to restricted share awards.

As of December 31, 2021, there was $27.1 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.2 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2021, 2020 and 2019 was approximately $7.8 million, $5.2 million and $5.5 million, respectively.

Performance Units

From time to time, the Company may award performance units under the 2021 Plan as compensation to officers and employees. The performance units granted prior to 2021 vest over a four years period, including three years of performance-based vesting (the “performance units measurement period”) plus an additional one year of time-based vesting. These performance units may convert into restricted shares at a range of 0% to 200% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return (40% of award) and a relative total shareholder return (60% of award) over the measurement period at specified percentiles of the peer group, as defined by the awards. If at the end of the performance units measurement period the target criterion is met, then 50% of the restricted shares will vest immediately. The remaining 50% will vest one year later. The award recipients will not be entitled to receive any dividends prior to the date of conversion. For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the performance units measurement period. The fair value of the performance units was determined using a Monte Carlo simulation, and an expected term equal to the requisite service period for the awards of four years. The Company estimates the compensation expense for the performance units on a straight-line basis using a calculation that recognizes 50% of the grant date fair value over three years and 50% of the grant date fair value over four years.
The performance units granted in 2021 vest at the end of a three year period. These performance units may convert into restricted shares at a range of 0% to 200% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return (25% of award) and a relative shareholder return (75% of award) over the measurement period at specified percentiles of the peer group, as defined by the awards. At the end of the performance units measurement period, if the target criterion is met, 100% of the performance units that are earned will vest immediately. The award recipients will not be entitled to receive any dividends prior to the date of conversion. For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the performance units measurement period. The fair value of the performance units was determined using a Monte Carlo simulation. For performance units granted in 2021, the Company estimates the compensation expense for the performance units on a straight-line basis using a calculation that recognizes 100% of the grant date fair value over three years.
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
For the years ended December 31, 2021, 2020 and 2019, the Company recognized approximately $5.2 million, $3.5 million and $2.9 million, respectively, of share-based compensation expense related to the performance unit awards.

As of December 31, 2021, there was $9.3 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 1.9 years.

As of December 31, 2021, there were 4,130,607 Common Shares available for future grant under the 2021 Plan, which includes potential Common Shares that may convert from performance units if certain target criterion is met.

14. Earnings per Common Share

Basic earnings per Common Share is calculated by dividing net (loss) income attributable to common shareholders by the weighted-average number of Common Shares outstanding during the period excluding the weighted-average number of unvested restricted shares outstanding during the period. Diluted earnings per Common Share is calculated by dividing net (loss) income attributable to common shareholders by the weighted-average number of Common Shares outstanding during the period, plus any shares that could potentially be outstanding during the period. The potential shares consist of the unvested restricted share grants and unvested performance units, calculated using the treasury stock method. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating shares and are considered in the computation of earnings per share pursuant to the two-class method. If there were any undistributed earnings allocable to the participating shares, they would be deducted from net (loss) income attributable to common shareholders used in the basic and diluted earnings per share calculations.

The limited partners’ outstanding OP Units (which may be redeemed for Common Shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the years ended December 31, 2021, 2020 and 2019, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per Common Share is as follows (in thousands, except share and per share data):

	For the year ended December 31,
	2021	2020	2019
Numerator:
Net (loss) income attributable to RLJ	$(305,168)	$(404,441)	$127,842
Less: Preferred dividends	(25,115)	(25,115)	(25,115)
Less: Dividends paid on unvested restricted shares	(85)	(55)	(1,342)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	—
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(330,368)	$(429,611)	$101,385

Denominator:
Weighted-average number of Common Shares - basic	163,998,390	164,503,661	171,287,086
Unvested restricted shares	—	—	101,390
Weighted-average number of Common Shares - diluted	163,998,390	164,503,661	171,388,476

Net (loss) income per share attributable to common shareholders - basic	$(2.01)	$(2.61)	$0.59

Net (loss) income per share attributable to common shareholders - diluted	$(2.01)	$(2.61)	$0.59

15. Income Taxes

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

The components of the income tax provision are as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	(1,228)	(484)	(3,067)
Deferred:
Federal	30	(45,438)	3,987
State	10	(6,048)	2,831
Income tax (expense) benefit	$(1,188)	$(51,970)	$3,751

The provision for income taxes is different from the amount of income tax (expense) benefit that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Expected U.S. federal tax benefit (expense) at statutory rate	$65,079	$90,143	$(26,382)
Tax impact of REIT election	(60,856)	(85,140)	24,129
Expected tax benefit (expense) at TRS	4,223	5,003	(2,253)
Change in valuation allowance	(6,489)	(59,321)	(297)
State income tax (expense) benefit, net of federal benefit	(650)	1,174	(2,367)
Reassessment of acquired NOLs	—	—	9,973
Other items	1,728	1,174	(1,305)
Income tax (expense) benefit	$(1,188)	$(51,970)	$3,751

Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of the assets and liabilities. The deferred tax assets (liabilities) include the following (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax liabilities:
Partnership basis	$(2,739)	$(2,453)
Prepaid expenses	(781)	(1,157)
Deferred tax liabilities	$(3,520)	$(3,610)

Deferred tax assets:
Property and equipment	$4,378	$2,619
Incentive and vacation accrual	3,021	2,339
Deferred revenue - key money	910	966
Allowance for doubtful accounts	69	76
Other	179	202
Net operating loss carryforwards	81,299	71,831
Federal historic tax credit	824	824
Wyndham guarantee	—	5,384
Valuation allowance	(87,159)	(80,670)
Deferred tax assets	$3,521	$3,571

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on the consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income, and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company would record a valuation allowance to reduce its deferred tax assets to the amount that is most likely to be utilized in future periods to offset taxable income. Based upon the available objective evidence at December 31, 2020, the Company determined it was more likely than not that the deferred tax assets related to the net operating loss ("NOL") carryforwards of its primary TRS would not be utilized in future periods. The Company considered all available evidence, both positive and negative, including cumulative losses in recent years and its current forecast of future income in its analysis. As of December 31, 2021 and 2020, the Company had a valuation allowance of approximately $87.2 million and $80.7 million, respectively, related to NOL carryforwards, historic tax credits, and other deferred tax assets of its TRSs.

The Company’s NOLs will begin to expire in 2024 for federal tax purposes and 2021 to 2040 for state tax purposes. The Company's historic tax credits begin to expire in 2035. The annual utilization of these NOLs and tax credits is limited pursuant to federal and state tax laws.

The Company is subject to examination by U.S. federal and various state and local jurisdictions.  The tax years subject to examination vary by jurisdiction.  With few exceptions, as of December 31, 2021, the Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for the tax years of 2017 and before.

The Company had no accruals for tax uncertainties as of December 31, 2021 and 2020.

16. Segment Information
The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single operating segment.

17. Supplemental Information to Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2021	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$665,341	$899,813	$882,474
Restricted cash reserves	48,528	34,977	44,686
Cash, cash equivalents, and restricted cash reserves	$713,869	$934,790	$927,160

Interest paid	$92,729	$98,511	$97,259

Income taxes paid	$477	$1,501	$4,090

Operating cash flow lease payments for operating leases	$12,371	$11,813	$15,270

Right-of-use asset obtained in exchange for lease obligation due to remeasurement	$—	$4,100	$—

Supplemental investing and financing transactions
In conjunction with the acquisitions of hotel properties, the Company recorded the following:
Purchase of hotel properties	$198,250	$—	$—
Transaction costs	2,014	—	—
Operating prorations	(589)	—	—
Mortgage debt assumed (non-cash financing activity)	(25,000)	—	—
Acquisition of hotel properties, net	$174,675	$—	$—

In conjunction with the sale of hotel properties, the Company recorded the following:
Sale of hotel properties	$208,507	$4,883	$705,681
Transaction costs	(8,118)	(133)	(10,482)
Operating prorations	(1,747)	(98)	(9,329)
Receipt of forfeited deposit	—	517	—
Proceeds from the sale of hotel properties, net	$198,642	$5,169	$685,870

Supplemental non-cash transactions
Change in fair market value of designated interest rate swaps	$41,279	$(49,536)	$(33,459)
Accrued capital expenditures	$10,049	$7,313	$14,234
Distributions payable	$8,347	$8,752	$64,165

RLJ Lodging Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(amounts in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2021
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Marriott Denver South @ Park Meadows	$—	$5,385	$39,488	$3,984	$5,353	$43,504	$48,857	$17,052	2006	15 - 40 years
Marriott Louisville Downtown	—	—	89,541	25,144	92	114,593	114,685	40,100	2006	15 - 40 years
Marriott Chicago Midway	—	4,464	32,736	3,105	4,496	35,809	40,305	13,835	2006	15 - 40 years
Renaissance Boulder Flatiron Hotel	—	4,440	32,557	3,247	4,719	35,525	40,244	13,715	2006	15 - 40 years
Renaissance Fort Lauderdale West Hotel	—	4,842	35,517	8,126	4,876	43,609	48,485	15,167	2006	15 - 40 years
Courtyard Chicago Downtown Magnificent Mile	31,000	8,140	59,696	9,589	8,148	69,277	77,425	26,054	2006	15 - 40 years
Courtyard Indianapolis @ The Capitol	—	2,482	18,207	4,137	2,635	22,191	24,826	7,887	2006	15 - 40 years
Courtyard Midway Airport	—	2,172	15,927	2,715	2,197	18,617	20,814	7,930	2006	15 - 40 years
Courtyard Austin Downtown Convention Center	—	6,049	44,361	5,197	6,049	49,558	55,607	16,856	2007	15 - 40 years
Residence Inn Houston By The Galleria	—	2,665	19,549	3,095	2,674	22,635	25,309	9,029	2006	15 - 40 years
Residence Inn Indianapolis Downtown On The Canal	—	2,670	19,588	4,798	2,670	24,386	27,056	8,573	2006	15 - 40 years
Residence Inn Merrillville	—	595	4,372	1,321	595	5,693	6,288	2,283	2006	15 - 40 years
Residence Inn Louisville Downtown	—	1,815	13,308	3,191	1,815	16,499	18,314	5,449	2007	15 - 40 years
Residence Inn Austin Downtown Convention Center	—	3,767	27,626	4,390	3,804	31,979	35,783	10,462	2007	15 - 40 years
SpringHill Suites Denver North Westminster	—	2,409	17,670	1,869	2,409	19,539	21,948	7,536	2006	15 - 40 years
Fairfield Inn & Suites Denver Cherry Creek	—	1,203	8,823	1,630	1,203	10,453	11,656	4,113	2006	15 - 40 years
Fairfield Inn & Suites Key West	—	1,803	19,325	3,811	1,853	23,086	24,939	8,978	2006	15 - 40 years
Fairfield Inn & Suites Chicago Midway Airport	—	1,425	10,449	2,056	1,447	12,483	13,930	4,880	2006	15 - 40 years
Hampton Inn Chicago Midway Airport	—	2,747	20,143	3,071	2,793	23,168	25,961	9,109	2006	15 - 40 years
Hilton Garden Inn Chicago Midway Airport	—	2,978	21,842	1,622	3,000	23,442	26,442	9,173	2006	15 - 40 years
Sleep Inn Midway Airport	—	1,189	8,718	1,881	1,211	10,577	11,788	4,430	2006	15 - 40 years
Holiday Inn Express & Suites Midway Airport	—	1,874	13,742	3,169	1,902	16,883	18,785	6,226	2006	15 - 40 years
TGI Friday's Chicago Midway	—	829	6,139	951	851	7,068	7,919	2,649	2006	15 - 40 years
Hampton Inn Garden City	—	5,691	22,764	3,082	5,736	25,801	31,537	9,012	2007	15 - 40 years
Courtyard Houston By The Galleria	19,000	3,069	22,508	2,395	3,069	24,903	27,972	8,744	2007	15 - 40 years
Embassy Suites Los Angeles Downey	31,000	4,857	29,943	11,374	4,969	41,205	46,174	13,688	2008	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2021
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Embassy Suites Tampa Downtown Convention Center	—	2,161	71,017	14,945	2,427	85,696	88,123	24,149	2010	15 - 40 years
Fairfield Inn & Suites Washington DC Downtown	34,000	16,214	22,265	7,833	16,447	29,865	46,312	10,017	2010	15 - 40 years
Embassy Suites Fort Myers Estero	—	2,816	7,862	1,886	2,926	9,638	12,564	3,461	2010	15 - 40 years
Homewood Suites Washington DC Downtown	—	23,139	34,188	5,181	23,150	39,358	62,508	11,653	2010	15 - 40 years
Hotel Indigo New Orleans Garden District	—	1,901	2,793	12,767	2,082	15,379	17,461	8,002	2010	15 - 40 years
Residence Inn National Harbor Washington DC	—	7,457	37,046	2,120	7,480	39,143	46,623	11,238	2010	15 - 40 years
Hilton Garden Inn New Orleans Convention Center	—	3,405	20,750	9,313	3,483	29,985	33,468	9,301	2010	15 - 40 years
Hilton Garden Inn Los Angeles Hollywood	—	5,303	19,136	10,830	5,696	29,573	35,269	9,770	2010	15 - 40 years
Renaissance Pittsburgh Hotel	34,000	3,274	39,934	11,184	3,397	50,995	54,392	14,354	2011	15 - 40 years
Courtyard Atlanta Buckhead	—	2,860	21,668	3,929	2,875	25,582	28,457	7,654	2011	15 - 40 years
Marriott Denver Airport @ Gateway Park	—	3,083	38,356	5,044	3,180	43,303	46,483	13,023	2011	15 - 40 years
Embassy Suites West Palm Beach Central	—	3,656	9,614	8,064	3,877	17,457	21,334	6,798	2011	15 - 40 years
Hilton Garden Inn Pittsburgh University Place	—	1,975	18,490	9,335	2,382	27,418	29,800	9,964	2011	15 - 40 years
Courtyard Charleston Historic District	—	2,714	35,828	4,584	3,534	39,592	43,126	10,413	2011	15 - 40 years
Residence Inn Bethesda Downtown	—	8,154	52,749	6,926	8,287	59,542	67,829	15,342	2012	15 - 40 years
Courtyard New York Manhattan Upper East Side	—	20,655	60,222	8,611	21,269	68,219	89,488	17,529	2012	15 - 40 years
Hilton Garden Inn San Francisco Oakland Bay Bridge	—	11,903	22,757	16,762	12,188	39,234	51,422	7,986	2012	15 - 40 years
Embassy Suites Boston Waltham	—	6,268	56,024	4,942	6,386	60,848	67,234	15,255	2012	15 - 40 years
Courtyard Houston Downtown Convention Center	—	5,799	28,953	5,770	6,071	34,451	40,522	8,070	2013	15 - 40 years
Residence Inn Houston Downtown Convention Center	—	4,674	24,913	5,032	4,875	29,744	34,619	7,048	2013	15 - 40 years
SpringHill Suites Houston Downtown Convention Center	—	2,382	12,756	12,828	2,567	25,399	27,966	8,217	2013	15 - 40 years
Courtyard Waikiki Beach	—	557	79,033	13,703	803	92,490	93,293	21,384	2013	15 - 40 years
Courtyard San Francisco	—	11,277	18,198	28,807	11,291	46,991	58,282	13,127	2013	15 - 40 years
Residence Inn Atlanta Midtown Historic	—	2,812	6,044	7,639	2,969	13,526	16,495	3,604	2013	15 - 40 years
SpringHill Suites Portland Hillsboro	—	3,488	18,283	1,499	3,518	19,752	23,270	4,375	2013	15 - 40 years
Hilton Cabana Miami Beach	—	25,083	40,707	7,346	25,318	47,818	73,136	9,353	2014	15 - 40 years
Hyatt House Charlotte Center City	18,000	3,029	26,193	2,216	3,029	28,409	31,438	5,633	2014	15 - 40 years
Hyatt House Cypress Anaheim	16,000	3,995	9,164	3,964	4,354	12,769	17,123	3,660	2014	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2021
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Hyatt House Emeryville San Francisco Bay Area	36,000	7,425	29,137	7,132	7,517	36,177	43,694	8,482	2014	15 - 40 years
Hyatt House San Diego Sorrento Mesa	—	10,420	21,288	1,492	10,624	22,576	33,200	5,025	2014	15 - 40 years
Hyatt House San Jose Silicon Valley	—	6,820	31,682	2,624	6,942	34,184	41,126	6,598	2014	15 - 40 years
Hyatt House San Ramon	—	5,712	11,852	2,834	5,717	14,681	20,398	3,584	2014	15 - 40 years
Hyatt House Santa Clara	34,000	8,044	27,703	3,161	8,045	30,863	38,908	6,603	2014	15 - 40 years
Hyatt Centric The Woodlands	—	5,950	16,882	2,618	5,977	19,473	25,450	3,698	2014	15 - 40 years
Hyatt Place Fremont Silicon Valley	—	6,209	13,730	1,621	6,271	15,289	21,560	3,485	2014	15 - 40 years
Hyatt Place Madison Downtown	13,000	6,701	25,478	1,505	6,701	26,983	33,684	5,171	2014	15 - 40 years
Embassy Suites Irvine Orange County	—	15,062	33,048	9,007	15,187	41,930	57,117	9,515	2014	15 - 40 years
Courtyard Portland City Center	—	8,019	53,024	1,622	8,021	54,644	62,665	10,662	2014	15 - 40 years
Hyatt Atlanta Midtown	—	3,737	41,731	1,183	3,740	42,911	46,651	8,229	2014	15 - 40 years
DoubleTree Grand Key Resort	—	48,192	27,770	8,476	48,266	36,172	84,438	8,028	2014	15 - 40 years
Hyatt Place Washington DC Downtown K Street	—	10,763	55,225	2,060	10,763	57,285	68,048	9,463	2015	15 - 40 years
Homewood Suites Seattle Lynnwood	19,000	3,933	30,949	276	4,001	31,157	35,158	5,257	2015	15 - 40 years
Residence Inn Palo Alto Los Altos	—	16,996	45,786	847	17,100	46,529	63,629	7,957	2015	15 - 40 years
DoubleTree Suites by Hilton Austin	—	7,072	50,827	1,277	7,269	51,907	59,176	5,735	2017	15 - 40 years
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	—	896	44,508	1,176	1,010	45,570	46,580	5,240	2017	15 - 40 years
Embassy Suites Atlanta - Buckhead	—	31,279	46,015	16,585	31,544	62,335	93,879	6,475	2017	15 - 40 years
Embassy Suites Birmingham	—	10,495	33,568	717	10,512	34,268	44,780	3,948	2017	15 - 40 years
Embassy Suites Dallas - Love Field	25,000	6,408	34,694	1,872	6,413	36,561	42,974	4,061	2017	15 - 40 years
Embassy Suites Deerfield Beach - Resort & Spa	—	7,527	56,128	3,985	7,824	59,816	67,640	6,779	2017	15 - 40 years
Embassy Suites Fort Lauderdale 17th Street	—	30,933	54,592	3,843	31,306	58,062	89,368	6,831	2017	15 - 40 years
Embassy Suites Los Angeles - International Airport South	50,000	13,110	94,733	1,961	13,168	96,636	109,804	10,687	2017	15 - 40 years
Embassy Suites Mandalay Beach - Hotel & Resort	—	35,769	53,280	13,073	35,886	66,236	102,122	6,827	2017	15 - 40 years
Embassy Suites Miami - International Airport	—	14,765	18,099	3,812	15,057	21,619	36,676	2,869	2017	15 - 40 years
Embassy Suites Milpitas Silicon Valley	—	43,157	26,399	13,267	43,369	39,454	82,823	5,215	2017	15 - 40 years
Embassy Suites Minneapolis - Airport	—	7,248	41,202	17,119	9,673	55,896	65,569	8,039	2017	15 - 40 years
Embassy Suites Orlando - International Drive South/Convention Center	—	4,743	37,687	1,521	5,011	38,940	43,951	4,495	2017	15 - 40 years
Embassy Suites Phoenix - Biltmore	21,000	24,680	24,487	3,104	24,784	27,487	52,271	3,320	2017	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2021
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Embassy Suites San Francisco Airport - South San Francisco	—	39,616	55,163	15,385	39,692	70,472	110,164	8,207	2017	15 - 40 years
Embassy Suites San Francisco Airport - Waterfront	—	3,698	85,270	4,260	4,073	89,155	93,228	10,881	2017	15 - 40 years
San Francisco Marriott Union Square	—	46,773	107,841	13,242	46,882	120,974	167,856	14,290	2017	15 - 40 years
The Knickerbocker New York	—	113,613	119,453	2,082	113,622	121,526	235,148	13,179	2017	15 - 40 years
The Mills House Wyndham Grand Hotel	—	9,599	68,932	1,477	9,625	70,383	80,008	7,685	2017	15 - 40 years
Wyndham Boston Beacon Hill	—	174	51,934	1,576	178	53,506	53,684	20,769	2017	9 years
Wyndham Houston - Medical Center Hotel & Suites	—	7,776	43,475	417	7,868	43,800	51,668	4,848	2017	15 - 40 years
Wyndham New Orleans - French Quarter	—	300	72,686	1,273	300	73,959	74,259	8,098	2017	15 - 40 years
Wyndham Philadelphia Historic District	—	8,367	51,914	803	8,406	52,678	61,084	5,810	2017	15 - 40 years
Wyndham Pittsburgh University Center	—	154	31,625	378	158	31,999	32,157	3,517	2017	15 - 40 years
Wyndham San Diego Bayside	—	989	29,440	6,166	1,128	35,467	36,595	11,594	2017	10 years
Wyndham Santa Monica At The Pier	—	27,054	45,866	1,417	27,081	47,256	74,337	5,181	2017	15 - 40 years
Hampton Inn and Suites Atlanta Midtown	—	5,990	48,321	—	5,990	48,321	54,311	516	2021	15 - 40 years
AC Hotel Boston Downtown	—	26,560	53,354	—	26,560	53,354	79,914	475	2021	15 - 40 years
Moxy Denver Cherry Creek	27,554	—	48,725	—	—	48,725	48,725	103	2021	15 - 40 years
	$408,554	$962,322	$3,484,985	$530,256	$975,688	$4,001,875	$4,977,563	$870,741

(1) The aggregate cost of real estate for federal income tax purposes was approximately $4.8 billion at December 31, 2021.

The change in the total cost of the hotel properties is as follows:

	2021	2020	2019
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$5,174,309	$5,127,448	$5,903,906
Add: Acquisitions	182,950	—	—
Add: Improvements	34,511	52,936	91,129
Less: Sale of hotel properties	(269,362)	(6,075)	(854,087)
Less: Impairment losses	(144,845)	—	(13,500)
Balance at end of period	$4,977,563	$5,174,309	$5,127,448

The change in the accumulated depreciation of the real estate assets is as follows:

	2021	2020	2019
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$(827,808)	$(706,040)	$(759,643)
Add: Depreciation for the period	(126,759)	(125,494)	(131,442)
Less: Sale of hotel properties	83,826	3,726	185,045
Balance at end of period	$(870,741)	$(827,808)	$(706,040)