Form 10-Q
period 2022-03-31
RLJ Lodging Trust
filed 2022-05-05
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 001-35169

RLJ LODGING TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-4706509
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3 Bethesda Metro Center, Suite 1000
Bethesda,	Maryland	20814
(Address of Principal Executive Offices)		(Zip Code)
(301) 280-7777
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered

Common Shares of beneficial interest, par value $0.01 per share	RLJ	New York Stock Exchange

$1.95 Series A Cumulative Convertible Preferred Shares, par value $0.01 per share	RLJ-A	New York Stock Exchange
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
As of April 28, 2022, 166,843,586 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Investment in hotel properties, net	$4,155,048	$4,219,116
Investment in unconsolidated joint ventures	6,644	6,522
Cash and cash equivalents	479,047	665,341
Restricted cash reserves	43,254	48,528
Hotel and other receivables, net of allowance of $322 and $274, respectively	37,876	31,091
Lease right-of-use assets	143,606	144,988
Prepaid expense and other assets	56,182	33,390
Total assets	$4,921,657	$5,148,976
Liabilities and Equity
Debt, net	$2,210,725	$2,409,438
Accounts payable and other liabilities	129,962	155,136
Advance deposits and deferred revenue	21,434	20,047
Lease liabilities	122,326	123,031
Accrued interest	8,210	19,110
Distributions payable	8,208	8,347
Total liabilities	2,500,865	2,735,109
Commitments and Contingencies (Note 10)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at March 31, 2022 and December 31, 2021	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 166,843,586 and 166,503,062 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,668	1,665
Additional paid-in capital	3,097,166	3,092,883
Distributions in excess of net earnings	(1,069,769)	(1,046,739)
Accumulated other comprehensive income (loss)	11,214	(17,113)
Total shareholders’ equity	2,407,215	2,397,632
Noncontrolling interests:
Noncontrolling interest in the Operating Partnership	6,209	6,316
Noncontrolling interest in consolidated joint ventures	7,368	9,919
Total noncontrolling interests	13,577	16,235
Total equity	2,420,792	2,413,867
Total liabilities and equity	$4,921,657	$5,148,976

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2022	2021
Revenues
Operating revenues
Room revenue	$205,779	$102,772
Food and beverage revenue	20,901	6,242
Other revenue	16,219	10,538
Total revenues	242,899	119,552
Expenses
Operating expenses
Room expense	53,828	29,427
Food and beverage expense	16,169	4,556
Management and franchise fee expense	20,388	5,361
Other operating expense	68,654	49,120
Total property operating expenses	159,039	88,464
Depreciation and amortization	46,865	46,943
Impairment losses	—	5,946
Property tax, insurance and other	22,513	20,081
General and administrative	14,134	10,800
Transaction costs	62	60
Total operating expenses	242,613	172,294
Other income, net	7,285	465
Interest income	172	384
Interest expense	(24,561)	(27,895)
Gain on sale of hotel properties, net	1,417	1,083
Loss before equity in income (loss) from unconsolidated joint ventures	(15,401)	(78,705)
Equity in income (loss) from unconsolidated joint ventures	122	(298)
Loss before income tax expense	(15,279)	(79,003)
Income tax expense	(190)	(114)
Net loss	(15,469)	(79,117)
Net loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	104	396
Noncontrolling interest in consolidated joint ventures	118	736
Net loss attributable to RLJ	(15,247)	(77,985)
Preferred dividends	(6,279)	(6,279)
Net loss attributable to common shareholders	$(21,526)	$(84,264)

Basic and diluted per common share data:
Net loss per share attributable to common shareholders	$(0.13)	$(0.51)
Weighted-average number of common shares	164,179,661	163,826,009

Comprehensive income (loss):
Net loss	$(15,469)	$(79,117)
Unrealized gain on interest rate derivatives	34,193	16,720
Reclassification of unrealized gains on discontinued cash flow hedges to other income, net	(5,866)	—
Comprehensive income (loss)	12,858	(62,397)
Comprehensive loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	104	396
Noncontrolling interest in consolidated joint ventures	118	736
Comprehensive income (loss) attributable to RLJ	$13,080	$(61,265)

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive (Loss) Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2021	12,879,475	$366,936	166,503,062	$1,665	$3,092,883	$(1,046,739)	$(17,113)	$6,316	$9,919	$2,413,867
Net loss	—	—	—	—	—	(15,247)	—	(104)	(118)	(15,469)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	34,193	—	—	34,193
Reclassification of unrealized gains on discontinued cash flow hedges to other income, net	—	—	—	—	—	—	(5,866)	—	—	(5,866)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	156	156
Distribution to consolidated joint venture partners	—	—	—	—	—	—	—	—	(2,589)	(2,589)
Issuance of restricted stock	—	—	432,779	4	(4)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	5,555	—	—	—	—	5,555
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(87,626)	(1)	(1,268)	—	—	—	—	(1,269)
Forfeiture of restricted stock	—	—	(4,629)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(1,504)	—	(3)	—	(1,507)
Balance at March 31, 2022	12,879,475	$366,936	166,843,586	$1,668	$3,097,166	$(1,069,769)	$11,214	$6,209	$7,368	$2,420,792

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(15,469)	$(79,117)
Adjustments to reconcile net loss to cash flow provided by (used in) operating activities:
Gain on sale of hotel properties, net	(1,417)	(1,083)
Depreciation and amortization	46,865	46,943
Amortization of deferred financing costs	1,684	1,321
Other amortization	403	(615)
Reclassification of unrealized gains on discontinued cash flow hedges to other income, net	(5,866)	—
Equity in (income) loss from unconsolidated joint ventures	(122)	298
Impairment losses	—	5,946
Amortization of share-based compensation	5,184	2,752
Changes in assets and liabilities:
Hotel and other receivables, net	(6,946)	(5,708)
Prepaid expense and other assets	(4,254)	(4,192)
Accounts payable and other liabilities	(320)	1,331
Advance deposits and deferred revenue	1,449	(3,966)
Accrued interest	(10,900)	7,082
Net cash flow provided by (used in) operating activities	10,291	(29,008)
Cash flows from investing activities
Proceeds from sales of hotel properties, net	34,125	3,990
Improvements and additions to hotel properties	(24,334)	(9,901)
Contributions to unconsolidated joint ventures	—	(165)
Net cash flow provided by (used in) investing activities	9,791	(6,076)
Cash flows from financing activities
Repayment of Revolver	(200,000)	(200,000)
Scheduled mortgage loan principal payments	—	(900)
Repayments of Term Loans	—	(8,475)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,269)	(1,263)
Distributions on preferred shares	(6,279)	(6,279)
Distributions on common shares	(1,666)	(1,650)
Distributions on and redemption of Operating Partnership units	(3)	(3)
Contributions from consolidated joint venture partners	156	99
Distribution to consolidated joint venture partners	(2,589)	—
Net cash flow used in financing activities	(211,650)	(218,471)
Net change in cash, cash equivalents, and restricted cash reserves	(191,568)	(253,555)
Cash, cash equivalents, and restricted cash reserves, beginning of year	713,869	934,790
Cash, cash equivalents, and restricted cash reserves, end of period	$522,301	$681,235

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2022, there were 167,615,417 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of March 31, 2022, the Company owned 97 hotel properties with approximately 21,400 rooms, located in 22 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 95 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 96 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 96 of the 97 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

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

2.              Summary of Significant Accounting Policies

The Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission ("SEC") on February 24, 2022 (the "Annual Report"), contains a discussion of the Company's significant accounting policies. Other than noted below, there have been no significant changes to the Company's significant accounting policies since December 31, 2021.

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the SEC applicable to financial information. The unaudited financial statements include all adjustments that are necessary, in the opinion of management, to fairly state the consolidated balance sheets, statements of operations and comprehensive income (loss), statements of changes in equity and statements of cash flows.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, included in the Annual Report.

The consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries, and joint ventures in which the Company has a majority voting interest and control. For the controlled subsidiaries that are not wholly-owned, the third-party ownership interest represents a noncontrolling interest, which is presented separately in the consolidated financial statements. The Company also records the real estate interest in one hotel property in which it holds a 50% non-controlling interest using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net loss and comprehensive income (loss), shareholders’ equity or cash flows.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate that was discontinued at the end of 2021 because of reference rate reform. The guidance was effective upon issuance and expires on December 31, 2022. Based on the Company's assessment, there was no material impact arising from this guidance and the Company did not elect to apply any of the optional expedients.

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Land and improvements	$972,633	$975,688
Buildings and improvements	3,964,442	4,001,875
Furniture, fixtures and equipment	689,967	691,057
	5,627,042	5,668,620
Accumulated depreciation	(1,471,994)	(1,449,504)
Investment in hotel properties, net	$4,155,048	$4,219,116

For the three months ended March 31, 2022 and 2021, the Company recognized depreciation expense related to its investment in hotel properties of approximately $46.7 million and $46.8 million, respectively.

Impairments

During the three months ended March 31, 2021, the Company evaluated the recoverability of two hotel properties and recorded impairment losses of $5.9 million to adjust the hotels' carrying amounts to their estimated fair values. The fair values were determined based on the contractual sales price pursuant to an executed purchase and sale agreement (a Level 2 measurement in the fair value hierarchy). The sales of these hotel properties closed in May 2021. There was no impairment recorded during the three months ended March 31, 2022.

4.            Sale of Hotel Properties

In connection with the sale of hotel properties for the three months ended March 31, 2022 and 2021, the Company recorded a net gain of $1.4 million and $1.1 million, respectively.

During the three months ended March 31, 2022, the Company sold the following hotel property for a sales price of approximately $35.5 million:

Hotel Property Name	Location	Sale Date	Rooms
Marriott Denver Airport @ Gateway Park	Aurora, CO	March 8, 2022	238

During the three months ended March 31, 2021, the Company sold the following hotel property for a sales price of approximately $4.4 million:

Hotel Property Name	Location	Sale Date	Rooms
Courtyard Houston Sugarland	Stafford, TX	January 21, 2021	112

5.          Revenue

	For the three months ended March 31, 2022				For the three months ended March 31, 2021
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$37,411	$4,739	$2,222	$44,372	$20,827	$2,364	$1,756	$24,947
Southern California	23,591	1,661	2,158	27,410	11,905	339	1,407	13,651
Northern California	20,207	1,613	1,037	22,857	8,844	218	700	9,762
Chicago	8,960	1,622	460	11,042	6,392	683	358	7,433
Houston	8,528	569	867	9,964	5,323	98	668	6,089
Austin	8,382	671	740	9,793	3,607	223	478	4,308
Washington DC	8,326	117	590	9,033	4,135	29	284	4,448
New York City	7,662	789	473	8,924	3,238	17	129	3,384
Atlanta	7,685	385	825	8,895	3,148	68	493	3,709
New Orleans	7,856	164	697	8,717	2,350	—	383	2,733
Denver	6,552	1,727	321	8,600	2,202	398	330	2,930
Charleston	6,738	1,196	502	8,436	3,177	300	402	3,879
Orlando	6,507	595	1,045	8,147	2,847	133	825	3,805
Tampa	6,492	766	606	7,864	2,847	384	313	3,544
Louisville	4,845	1,993	879	7,717	1,781	368	355	2,504
Other	36,037	2,294	2,797	41,128	20,149	620	1,657	22,426
Total	$205,779	$20,901	$16,219	$242,899	$102,772	$6,242	$10,538	$119,552

6.              Debt

The Company's debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Senior Notes, net	$987,534	$986,942
Revolver	—	200,000
Term Loans, net	815,439	815,004
Mortgage loans, net	407,752	407,492
Debt, net	$2,210,725	$2,409,438

Senior Notes

As of March 31, 2022 and December 31, 2021, respectively, the Company's Senior Notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate	Maturity Date	March 31, 2022	December 31, 2021
Senior Notes due 2029	4.00%	September 2029	$500,000	$500,000
Senior Notes due 2026	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(12,466)	(13,058)
Total senior notes, net			$987,534	$986,942
The indentures governing the Senior Notes contain customary covenants that will limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to incur additional debt, create liens on assets, make distributions and pay dividends, make certain types of investments, issue guarantees of indebtedness, and make certain restricted payments. These limitations are subject to a number of exceptions and qualifications set forth in the indentures.

A summary of the various restrictive covenants for the Senior Notes are as follows:

	Covenant	Compliance
Maintenance Covenant
Unencumbered Asset to Unencumbered Debt Ratio	> 150.0%	Yes
Incurrence Covenants
Consolidated Indebtedness less than Adjusted Total Assets	< .65x	Yes
Consolidated Secured Indebtedness less than Adjusted Total Assets	< .45x	Yes
Interest Coverage Ratio	> 1.5x	Yes

As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants associated with the Senior Notes.

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

The Company's credit agreements consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at March 31, 2022 (1)	Maturity Date	March 31, 2022	December 31, 2021
Revolver (2)	2.95%	May 2024	$—	$200,000
$400 Million Term Loan Maturing 2023	4.69%	January 2023 (4)	203,944	203,944
$225 Million Term Loan Maturing 2023	4.27%	January 2023 (5)	114,718	114,718
$150 Million Term Loan Maturing 2023	4.18%	June 2023 (6)	100,000	100,000
$400 Million Term Loan Maturing 2025	4.00%	May 2025	400,000	400,000
			818,662	1,018,662
Deferred financing costs, net (3)			(3,223)	(3,658)
Total Revolver and Term Loans, net			$815,439	$1,015,004

(1)Interest rate at March 31, 2022 gives effect to interest rate hedges.
(2)At March 31, 2022 and December 31, 2021, there was $600.0 million and $400.0 million of remaining capacity on the Revolver, respectively. The Company also has the ability to extend the maturity date for an additional one year period ending May 2025 if certain conditions are satisfied.
(3)Excludes $2.6 million and $2.9 million as of March 31, 2022 and December 31, 2021, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.
(4)This term loan includes a one-year extension option for approximately $151.7 million of the principal balance. The exercise of the one-year extension option will be at the Company's discretion, subject to certain conditions.
(5)This term loan includes a one-year extension option for approximately $73.0 million of the principal balance. The exercise of the one-year extension option will be at the Company's discretion, subject to certain conditions.
(6)The Company has the option to extend the maturity one additional year to June 2024.

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

The Company's financial maintenance covenants under the Revolver and the Term Loan agreements are waived through the fiscal quarter ending March 31, 2022 (the “Covenant Relief Period”). In addition, for periods following the Covenant Relief Period, certain covenant thresholds have been modified. If the Company assesses that it is unlikely to meet the financial covenant thresholds for periods following the Covenant Relief Period, then the Company will seek an extension of the Covenant Relief Period.

In April 2022, the Company also amended the Revolver and Term Loans to allow for repurchases of the Company's shares up to $50.0 million with either cash on hand, cash from operations, or disposition proceeds.

Mortgage Loans

The Company's mortgage loans consisted of the following (dollars in thousands):

						Carrying Value at
	Number of Assets Encumbered	Interest Rate at March 31, 2022		Maturity Date		March 31, 2022	December 31, 2021
Mortgage loan (1)	7	3.30%	(3)	April 2022	(4)	$200,000	$200,000
Mortgage loan (1)	3	2.53%	(3)	April 2024	(5)	96,000	96,000
Mortgage loan (1)	4	3.43%	(3)	April 2024	(5)	85,000	85,000
Mortgage loan (2)	1	5.06%		January 2029		27,463	27,554
	15					408,463	408,554
Deferred financing costs, net						(711)	(1,062)
Total mortgage loans, net						$407,752	$407,492

(1)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(2)Includes $2.5 million and $2.6 million at March 31, 2022 and December 31, 2021, respectively, related to a fair value adjustment on this mortgage loan.
(3)Interest rate at March 31, 2022 gives effect to interest rate hedges.
(4)The mortgage loan provides two one year extension options. In April 2022, the Company exercised the first option to extend the maturity to April 2023.
(5)The mortgage loan provides two one year extension options.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. In addition certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. At March 31, 2022 and December 31, 2021, one and two mortgage loans, respectively, were in cash trap events. In addition, the DSCR covenant for one mortgage loan has been waived through December 31, 2022.

At March 31, 2022 and December 31, 2021, there was approximately $15.7 million and $22.4 million, respectively, of restricted cash held by lenders due to cash trap events.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended March 31,
	2022	2021
Senior Notes	$9,743	$5,942
Revolver and Term Loans	9,968	17,178
Mortgage loans	3,210	3,454
Amortization of deferred financing costs	1,684	1,321
Non-cash interest expense related to interest rate hedges	(44)	—
Total interest expense	$24,561	$27,895

7.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Swap-cash flow (1)	2.29%	December 2022	$200,000	$200,000	$(1,566)	$(4,077)
Swap-cash flow (1)	2.29%	December 2022	125,000	125,000	(977)	(2,545)
Swap-cash flow (2)	2.38%	December 2022	—	87,780	—	(1,879)
Swap-cash flow (2)	2.38%	December 2022	—	36,875	—	(789)
Swap-cash flow	2.39%	December 2023	75,000	75,000	(314)	(2,504)
Swap-cash flow	2.51%	December 2023	75,000	75,000	(478)	(2,692)
Swap-cash flow	2.75%	November 2023	100,000	100,000	(1,112)	(3,893)
Swap-cash flow (3)	1.28%	September 2022	24,662	100,000	(47)	(759)
Swap-cash flow	1.24%	September 2025	150,000	150,000	5,703	(860)
Swap-cash flow	1.16%	April 2024	50,000	50,000	1,167	(338)
Swap-cash flow	1.20%	April 2024	50,000	50,000	1,123	(387)
Swap-cash flow	1.15%	April 2024	50,000	50,000	1,176	(327)
Swap-cash flow	1.10%	April 2024	50,000	50,000	1,230	(267)
Swap-cash flow	0.98%	April 2024	25,000	25,000	679	(61)
Swap-cash flow	0.95%	April 2024	25,000	25,000	695	(43)
Swap-cash flow (4)	0.93%	April 2024	25,000	25,000	705	(31)
Swap-cash flow (4)	0.90%	April 2024	25,000	25,000	722	(13)
Swap-cash flow (4)	0.85%	December 2024	50,000	50,000	2,023	221
Swap-cash flow (4)	0.75%	December 2024	50,000	50,000	2,159	372
Swap-cash flow (4)	0.65%	January 2026	50,000	50,000	3,147	955
			$1,199,662	$1,399,655	$16,035	$(19,917)

(1)In June 2021, the Company dedesignated a portion of the original notional value of these swaps as the hedged forecasted transactions were no longer probable of occurring. Therefore, the Company reclassified a total of $4.4 million of unrealized losses included in other comprehensive income (loss) to other income, net, in the consolidated statements of operations and comprehensive income (loss). The portion of the swaps that were dedesignated were subsequently redesignated and the amounts related to the initial fair values of $4.4 million that were recorded in other comprehensive income (loss) during the new hedging relationship were reclassified to earnings on a straight line basis over the remaining life of these swaps.
(2)In June 2021, the Company terminated a portion of the original notional value of these swaps as the hedged forecasted transactions were no longer probable of occurring and paid approximately $6.2 million to terminate a portion of these swaps. In February 2022, the Company paid a total of approximately $1.5 million to terminate these swaps and will reclassify the unrealized losses included in other comprehensive income (loss) to earnings on a straight line basis over the remaining life of these swaps.
(3)In February 2022, the Company terminated approximately $75.3 million of the original $100.0 million notional value of this swap as the hedged forecasted transactions were no longer probable of occurring. As part of the swap termination, the Company paid approximately $0.2 million to terminate a portion of this swap. The Company will reclassify the unrealized losses included in other comprehensive income (loss) to earnings on a straight line basis over the remaining life of the swap.
(4)In February 2022, the Company dedesignated these swaps as the hedged forecasted transactions were no longer probable of occurring. Therefore, the Company reclassified a total of approximately $5.9 million of unrealized gains included in other comprehensive income (loss) to other income, net, in the consolidated statements of operations and comprehensive income (loss). These swaps were subsequently redesignated and the amounts related to the initial fair value of $5.9 million that are recorded in other comprehensive income (loss) during the new hedging relationship will be reclassified to earnings on a straight line basis over the remaining life of these swaps.

As of March 31, 2022 and December 31, 2021, the aggregate fair value of the interest rate swap liabilities of $4.5 million and $21.5 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the aggregate fair value of the interest rate swap assets of $20.5 million and $1.5 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets.

As of March 31, 2022, there was approximately $11.2 million of unrealized gains included in accumulated other comprehensive income (loss) related to interest rate swaps. As of December 31, 2021, there was approximately $17.1 million of unrealized losses included in accumulated other comprehensive income (loss) related to interest rate swaps. There was no ineffectiveness recorded during the three month periods ended March 31, 2022 or 2021. For the three months ended March 31, 2022 and 2021, approximately $4.9 million and $7.3 million, respectively, of the amounts included in accumulated other comprehensive income (loss) were reclassified into interest expense for the interest rate swaps. Approximately $3.3 million of the unrealized losses included in accumulated other comprehensive income (loss) at March 31, 2022 is expected to be reclassified into earnings within the next 12 months.

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

•Debt — The Company estimated the fair value of the Senior Notes by using publicly available trading prices, which are Level 1 inputs in the fair value hierarchy. The Company estimated the fair value of the Revolver and Term Loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms, which are Level 2 and Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy.

The fair value of the Company's debt was as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$987,534	$939,100	$986,942	$999,060
Revolver and Term Loans, net	815,439	806,218	1,015,004	1,006,647
Mortgage loans, net	407,752	403,211	407,492	401,387
Debt, net	$2,210,725	$2,148,529	$2,409,438	$2,407,094

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 (in thousands):

	Fair Value at March 31, 2022
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$20,529	$—	$20,529
Interest rate swap liability	—	(4,494)	—	(4,494)
Total	$—	$16,035	$—	$16,035

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$1,548	$—	$1,548
Interest rate swap liability	—	(21,465)	—	(21,465)
Total	$—	(19,917)	$—	$(19,917)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of March 31, 2022 and December 31, 2021.

10.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents). The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of March 31, 2022 and December 31, 2021, approximately $43.3 million and $48.5 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes, insurance and debt obligations where certain lenders held restricted cash due to a cash trap event.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of March 31, 2022, 96 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from one to 25 years. This number includes 29 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 2.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2022 and 2021, the Company incurred management fee expense of approximately $7.9 million and $3.2 million, respectively.

Franchise Agreements

As of March 31, 2022, 66 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 29 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, one hotel is not operated with a hotel brand so it does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2022 and 2021, the Company incurred franchise fee expense of approximately $13.6 million and $6.7 million, respectively.

Wyndham Agreements

In 2019, the Company entered into an agreement with Wyndham to terminate the net operating income guarantee and received termination payments totaling $36.0 million from Wyndham. For the three months ended March 31, 2022 and 2021, the Company recognized approximately $1.0 million and $4.6 million, respectively, as a reduction in management and franchise fee expense related to the amortization of the termination payments over the remaining terms of the management agreements.

11.       Equity

Common Shares of Beneficial Interest

During the three months ended March 31, 2022 and 2021, the Company declared a cash dividend of $0.01 per common share.

On April 29, 2022, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2022 to May 8, 2023 (the "2022 Share Repurchase Program").

Series A Preferred Shares

During the three months ended March 31, 2022 and 2021, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of March 31, 2022, 771,831 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

12.       Equity Incentive Plan

The Company may issue share-based awards to officers, employees, non-employee trustees and other eligible persons under the RLJ Lodging Trust 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan provides for a maximum of 6,828,527 common shares to be issued in the form of share options, share appreciation rights, restricted share awards, unrestricted share awards, share units, dividend equivalent rights, long-term incentive units, other equity-based awards and cash bonus awards.

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

A summary of the unvested restricted shares as of March 31, 2022 is as follows:

	2022
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	2,380,283	$15.43
Granted	432,779	15.22
Vested	(234,897)	15.63
Forfeited	(4,629)	13.34
Unvested at March 31, 2022	2,573,536	$15.38

For the three months ended March 31, 2022 and 2021, the Company recognized approximately $3.5 million and $1.9 million, respectively, of share-based compensation expense related to restricted share awards. As of March 31, 2022, there was $29.8 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.2 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the three months ended March 31, 2022 and 2021 was approximately $3.4 million and $3.7 million, respectively.

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
The performance units granted in 2021 and 2022 vest at the end of a three year period. These performance units may convert into restricted shares at a range of 0% to 200% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return (25% of award) and a relative shareholder return (75% of award) over the measurement period at specified percentiles of the peer group, as defined by the awards. At the end of the performance units measurement period the target criterion is met, 100% of the performance units that are earned will vest immediately. The award recipients will not be entitled to receive any dividends prior to the date of conversion. For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the performance units measurement period. For performance units granted in 2021 and 2022, the Company estimates the compensation expense for the performance units on a straight-line basis using a calculation that recognizes 100% of the grant date fair value over three years.
A summary of the performance unit awards is as follows:

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range	Risk Free Interest Rate	Volatility
February 2019 (1)	260,000	$19.16	0% to 200%	2.52%	27.19%
February 2020	489,000	$11.59	0% to 200%	1.08%	23.46%
February 2021	431,151	$20.90	0% to 200%	0.23%	69.47%
February 2022	407,024	$21.96	0% to 200%	1.7%	70.15%
(1) In February 2022, following the end of the measurement period, the Company met certain threshold criterion and the performance units will convert into approximately 133,000 restricted shares.

For the three months ended March 31, 2022 and 2021, the Company recognized approximately $1.7 million and $0.9 million, respectively, of share-based compensation expense related to the performance unit awards. As of March 31, 2022, there was $16.5 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.3 years.

 As of March 31, 2022, there were 3,493,984 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three months ended March 31, 2022 and 2021, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2022	2021
Numerator:
Net loss attributable to RLJ	$(15,247)	$(77,985)
Less: Preferred dividends	(6,279)	(6,279)
Less: Dividends paid on unvested restricted shares	(26)	(10)
Less: Undistributed earnings attributable to unvested restricted shares	—	—
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(21,552)	$(84,274)

Denominator:
Weighted-average number of common shares - basic and diluted	164,179,661	163,826,009

Net loss per share attributable to common shareholders - basic and diluted	$(0.13)	$(0.51)

14.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$479,047	$647,844
Restricted cash reserves	43,254	33,391
Cash, cash equivalents, and restricted cash reserves	$522,301	$681,235

Interest paid	$33,911	$20,886

Income taxes paid	$6	$134

Operating cash flow lease payments for operating leases	$3,629	$2,880

Supplemental investing and financing transactions
In connection with the sale of hotel properties, the Company recorded the following:
Sales price	$35,450	$4,410
Transaction costs	(599)	(300)
Operating prorations	(726)	(120)
Proceeds from the sale of hotel properties, net	$34,125	$3,990

Supplemental non-cash transactions
Accrued capital expenditures	$1,454	$9,485

15.       Subsequent Events

In April 2022, the Company sold the 164-room SpringHill Suites Denver North Westminster.

In April 2022, the Company exercised the first extension option on a mortgage loan to extend the maturity to April 2023.

In April 2022, the 2022 Share Repurchase Program was approved and the Revolver and Term Loans were amended to allow for repurchases of the Company's shares.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, as well as the information contained in our Annual Report, which is accessible on the SEC’s website at www.sec.gov.

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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continued adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on our financial condition, results of operations, cash flows and performance, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including the duration of the pandemic and its impact on the demand for travel and on levels of consumer confidence, the actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, travel and economic activity, the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines and booster shots, and their effectiveness against emerging variants of COVID-19, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2021 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

Additional factors that might cause such a difference include the following: increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including international military conflicts, future terrorist attacks or fear of hostilities that affect travel, public health and/or economic activity and epidemics and/or pandemics, including COVID-19, third-party operator risk, change in operational costs, ramp up of the future economic recovery and re-opening of hotels, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, inflation, duration and access to capital through offerings of our common and preferred shares of beneficial interest, or debt, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses and inaccuracies of our accounting estimates.  Given these uncertainties, undue reliance should not be placed on such statements.

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

Overview

We are a self-advised and self-administered Maryland REIT that owns primarily premium-branded, high-margin, focused-service and compact full-service hotels. We own a geographically diversified portfolio of hotels located in high-growth urban markets that exhibit multiple demand generators and attractive long-term growth prospects. We believe that our investment strategy allows us to generate high levels of Revenue per Available Room ("RevPAR"), strong operating margins and attractive returns.

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

As of March 31, 2022, we owned 97 hotel properties with approximately 21,400 rooms, located in 22 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 95 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 96 hotel properties in which we hold a controlling interest, and we record the real estate interests in the one hotel property in which we hold a 50% non-controlling interest using the equity method of accounting. We lease 96 of the 97 hotel properties to our TRS, of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership. As of March 31, 2022, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the OP units.

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

2022 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. The following significant activities have taken place in 2022:

•Paid off the $200.0 million outstanding balance on our Revolver using cash on hand.

•Sold two hotel properties for a combined sales price of approximately $50.0 million.

•Exercised a one-year extension option on a mortgage loan extending the maturity to April 2023.

•Approved a new share repurchase program and completed a credit facility amendment to allow for repurchases of our shares.

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

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. Our Annual Report contains a discussion of our critical accounting policies and estimates. There have been no significant changes to our critical accounting policies and estimates since December 31, 2021.

Results of Operations

At March 31, 2022 and 2021, we owned 97 and 102 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three months ended March 31, 2022 and 2021.  The non-comparable properties include eight hotel properties that were sold or otherwise disposed and three acquisitions that were completed in 2021 and one disposition that was completed in 2022.
COVID-19

During the three months ended March 31, 2022, we benefited from significant growth in demand as the easing of government restrictions improved mobility and overall confidence in travel. These trends, combined with our continuing stringent cost containment initiatives, led to a significant improvement in our results of operations for the three months ended March 31, 2022 over the same period in the prior year.

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

	For the three months ended March 31,
	2022	2021	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$205,779	$102,772	$103,007
Food and beverage revenue	20,901	6,242	14,659
Other revenue	16,219	10,538	5,681
Total revenues	242,899	119,552	123,347
Expenses
Operating expenses
Room expense	53,828	29,427	24,401
Food and beverage expense	16,169	4,556	11,613
Management and franchise fee expense	20,388	5,361	15,027
Other operating expense	68,654	49,120	19,534
Total property operating expenses	159,039	88,464	70,575
Depreciation and amortization	46,865	46,943	(78)
Impairment losses	—	5,946	(5,946)
Property tax, insurance and other	22,513	20,081	2,432
General and administrative	14,134	10,800	3,334
Transaction costs	62	60	2
Total operating expenses	242,613	172,294	70,319
Other income, net	7,285	465	6,820
Interest income	172	384	(212)
Interest expense	(24,561)	(27,895)	3,334
Gain on sale of hotel properties, net	1,417	1,083	334
Loss before equity in income (loss) from unconsolidated joint ventures	(15,401)	(78,705)	63,304
Equity in income (loss) from unconsolidated joint ventures	122	(298)	420
Loss before income tax expense	(15,279)	(79,003)	63,724
Income tax expense	(190)	(114)	(76)
Net loss	(15,469)	(79,117)	63,648
Net loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	104	396	(292)
Noncontrolling interest in consolidated joint ventures	118	736	(618)
Net loss attributable to RLJ	(15,247)	(77,985)	62,738
Preferred dividends	(6,279)	(6,279)	—
Net loss attributable to common shareholders	$(21,526)	$(84,264)	$62,738

Revenues

Total revenues increased $123.3 million to $242.9 million for the three months ended March 31, 2022 from $119.6 million for the three months ended March 31, 2021. The increase was the result of a $103.0 million increase in room revenue, a $14.7 million increase in food and beverage revenue, and a $5.7 million increase in other revenue.

Room Revenue

Room revenue increased $103.0 million to $205.8 million for the three months ended March 31, 2022 from $102.8 million for the three months ended March 31, 2021.  The increase was the result of a $101.5 million increase in room revenue attributable to the comparable properties, and a $1.5 million increase in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was attributable to an increase in RevPAR, including a significant increase in ADR, resulting from an increase in demand over the prior period. The increase was also attributable to the impact of hotels that were closed for all or a portion of the prior period being open for the entirety of the current period. Though RevPAR increased over the comparable period in 2021, it remained below the comparable period in 2019.

The following are the year-to-date key hotel operating statistics for the comparable properties:

	For the three months ended March 31,
	2022	2021	2019
Occupancy	61.2%	44.6%	76.4%
ADR	$175.57	$120.05	$189.87
RevPAR	$107.39	$53.54	$145.01

Food and Beverage Revenue

Food and beverage revenue increased $14.7 million to $20.9 million for the three months ended March 31, 2022 from $6.2 million for the three months ended March 31, 2021 due to an increase in demand over the prior period. The increase was also attributable to the impact of hotels that were closed for all or a portion of the prior period being open for the entirety of the current period.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, increased $5.7 million to $16.2 million for the three months ended March 31, 2022 from $10.5 million for the three months ended March 31, 2021.  The increase in other revenue was primarily attributable to an increase in parking, resort fees, and gift shop sales due to higher occupancy. Additionally, cancellation fees increased due to the spread of the Omicron variant of COVID-19 in early 2022.

Property Operating Expenses

Property operating expenses increased $70.6 million to $159.0 million for the three months ended March 31, 2022 from $88.5 million for the three months ended March 31, 2021. The increase was due to a $71.1 million increase in property operating expenses attributable to the comparable properties, which was partially offset by a $0.6 million decrease in property operating expenses attributable to the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the three months ended March 31,
	2022	2021	$ Change
Room expense	$52,279	$27,944	$24,335
Food and beverage expense	15,747	4,470	11,277
Management and franchise fee expense	19,770	4,940	14,830
Other operating expense	66,555	45,868	20,687
Total property operating expenses	$154,351	$83,222	$71,129

The increase in property operating expenses attributable to the comparable properties was due an increase in demand over the prior period. Management and franchise fee expense for the three months ended March 31, 2022 and 2021 included a reduction in management and franchise fee expense of $1.0 million and $4.6 million, respectively, related to the recognition of the Wyndham termination payment. The decrease in the recognition of the Wyndham termination payment was due to certain of the Wyndham agreements expiring in 2021 coupled with the remaining agreements being extended and recognized over a longer period.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.1 million to $46.9 million for the three months ended March 31, 2022 from $46.9 million for the three months ended March 31, 2021.

Impairment Losses

During the three months ended March 31, 2021, we recorded impairment losses of $5.9 million related to two hotel properties that were sold in May 2021. There was no impairment recorded during the three months ended March 31, 2022.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $2.4 million to $22.5 million for the three months ended March 31, 2022 from $20.1 million for the three months ended March 31, 2021.  The increase was attributable to a $3.6 million increase in property tax, insurance and other expense attributable to the comparable properties, which was partially offset by a $1.2 million decrease in property tax, insurance and other expense attributable to the non-comparable properties. The increase in property tax, insurance and other expense attributable to the comparable properties was primarily attributable to a benefit of $5.2 million during the three months ended March 31, 2021 related to the reversal of accrued real estate tax liabilities in excess of the amounts owed for certain of our California hotels acquired in our merger with FelCor Lodging Trust that did not recur in 2022. Additionally, the increase was attributable to an increase in insurance expense premiums and ground lease rent due to percentage rent obligations and increases based on the consumer price index. These increases were partially offset by decreases in other real estate tax assessments.

General and Administrative

General and administrative expense increased $3.3 million to $14.1 million for the three months ended March 31, 2022 from $10.8 million for the three months ended March 31, 2021. The increase was primarily attributable to an increase in compensation expense, including non-cash compensation expense related to share-based awards granted during 2021.

Other Income, net

Other income increased $6.8 million to $7.3 million for the three months ended March 31, 2022 from $0.5 million for the three months ended March 31, 2021. The increase was primarily attributable to the reclassification of unrealized gains from accumulated other comprehensive income (loss) due to the discontinuation of certain cash flow hedges.

Interest Expense

Interest expense decreased $3.3 million to $24.6 million for the three months ended March 31, 2022 from $27.9 million for the three months ended March 31, 2021.  Interest expense decreased due to lower average debt balances and lower effective interest rates after taking into account the impact of interest rate swaps in each of the periods. The components of our interest expense for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	For the three months ended March 31,
	2022	2021	$ Change
Senior Notes	$9,743	$5,942	$3,801
Revolver and Term Loans	9,968	17,178	(7,210)
Mortgage loans	3,210	3,454	(244)
Amortization of deferred financing costs	1,684	1,321	363
Non-cash interest expense related to interest rate hedges	(44)	—	(44)
Total interest expense	$24,561	$27,895	$(3,334)

Gain on Sale of Hotel Properties, net

During the three months ended March 31, 2022, we sold one hotel property for a sales price of approximately $35.5 million and recorded a net gain on sale of approximately $1.4 million. During the three months ended March 31, 2021, we sold one hotel property for a sales price of approximately $4.4 million and recorded a net gain on sale of approximately $1.1 million.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, such as hotel transaction costs, pre-opening costs, non-cash income tax expense or benefit, the amortization of share-based compensation, non-cash expense related to discontinued interest rate hedges, and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted FFO provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and FFO, is beneficial to an investor’s understanding of our operating performance.

The following table is a reconciliation of our GAAP net loss to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31,
	2022	2021
Net loss	$(15,469)	$(79,117)
Preferred dividends	(6,279)	(6,279)
Depreciation and amortization	46,865	46,943
Gain on sale of hotel properties, net	(1,417)	(1,083)
Impairment losses	—	5,946
Noncontrolling interest in consolidated joint ventures	118	736
Adjustments related to consolidated joint ventures (1)	(49)	(75)
Adjustments related to unconsolidated joint ventures (2)	295	294
FFO	24,064	(32,635)
Transaction costs	62	60
Amortization of share-based compensation	5,185	2,752
Non-cash income tax expense	(135)	—
Derivative gains in accumulated other comprehensive income (loss) reclassified to earnings (3)	(5,866)	—
Other expenses (4)	584	56
Adjusted FFO	$23,894	$(29,767)

(1)Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint ventures.
(2)Includes our ownership interest in the depreciation and amortization expense of the unconsolidated joint ventures.
(3)Reclassification of interest rate swap gains from accumulated other comprehensive income (loss) to earnings for discontinued interest rate hedges.
(4)Represents expenses and income outside of the normal course of operations, including $0.3 million of non-cash interest expense related to discontinued interest rate hedges during the three months ended March 31, 2022.

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

We also present Adjusted EBITDA, which includes additional adjustments for items such as hotel transaction costs, pre-opening costs, the amortization of share-based compensation, non-cash expense related to discontinued interest rate hedges, and certain other expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA, and EBITDAre, is beneficial to an investor’s understanding of our operating performance.

The following table is a reconciliation of our GAAP net loss to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31,
	2022	2021
Net loss	$(15,469)	$(79,117)
Depreciation and amortization	46,865	46,943
Interest expense, net of interest income	24,389	27,511
Income tax expense	190	114
Adjustments related to unconsolidated joint ventures (1)	407	410
EBITDA	56,382	(4,139)
Gain on sale of hotel properties, net	(1,417)	(1,083)
Impairment losses	—	5,946
EBITDAre	54,965	724
Transaction costs	62	60
Amortization of share-based compensation	5,185	2,752
Derivative gains in accumulated other comprehensive income (loss) reclassified to earnings (2)	(5,866)	—
Other expenses (3)	248	56
Adjusted EBITDA	$54,594	$3,592

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint ventures.
(2)Reclassification of interest rate swap gains from accumulated other comprehensive income (loss) to earnings for discontinued interest rate hedges.
(3)Represents expenses and income outside of the normal course of operations.

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

•interest expense and scheduled principal payments on outstanding indebtedness;

•distributions on common and preferred shares; and

•corporate and other general and administrative expenses.

As of March 31, 2022, we had $522.3 million of cash and cash equivalents and restricted cash reserves.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $10.3 million and the net cash flow used in operating activities totaled $29.0 million for the three months ended March 31, 2022 and 2021, respectively. Our cash flows provided by or used in operating activities generally consist of the net cash generated by or operating shortfalls from our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2022 and 2021.

Cash flows from Investing Activities

The net cash flow provided by investing activities totaled $9.8 million for the three months ended March 31, 2022 primarily due to the $34.1 million in proceeds from the sale of a hotel property. The net cash flow provided by investing activities was partially offset by $24.3 million in routine capital improvements and additions to our hotel properties.

The net cash flow used in investing activities totaled $6.1 million for the three months ended March 31, 2021 primarily due to $9.9 million in routine capital improvements and additions to our hotel properties. The net cash flow used in investing activities was partially offset by $4.0 million in proceeds from the sale of a hotel property.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $211.7 million for the three months ended March 31, 2022 primarily due to the $200.0 million repayment of the outstanding balance on the Revolver, $7.9 million in distributions to shareholders and unitholders, $2.6 million in distributions to joint venture partners, and $1.3 million paid to repurchase common shares to satisfy employee tax withholding requirements.

The net cash flow used in financing activities totaled $218.5 million for the three months ended March 31, 2021 primarily due to the $200.0 million pay down on the Revolver, $8.5 million in repayment of term loans, $7.9 million in distributions to shareholders and unitholders, $1.3 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $0.9 million in scheduled mortgage loan principal payments.

Capital Expenditures and Reserve Funds

We maintain each of our hotel properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. The cost of routine improvements and alterations are paid out of FF&E reserves, which are funded by a portion of each hotel property’s gross revenues. Routine capital expenditures may be administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our hotel properties.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2022, approximately $30.7 million was held in FF&E reserve accounts for future capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2022, we had approximately $1.2 billion of total variable rate debt outstanding (or 53.9% of total indebtedness) with a weighted-average interest rate of 3.88% per annum. After taking into consideration the effect of interest rate swaps, 100.0% of our total indebtedness was fixed or effectively fixed. As of March 31, 2022, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would have no impact on future earnings and cash flows, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2022, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate debt (1)	$—	$—	$—	$—	$500,000	$525,000	$1,025,000
Weighted-average interest rate	—%	—%	—%	—%	3.75%	4.05%	3.90%
Variable rate debt (1)	$200,000	$418,662	$181,000	$400,000	$—	$—	$1,199,662
Weighted-average interest rate (2)	3.30%	4.45%	2.95%	4.00%	—%	—%	3.88%
Total (3)	$200,000	$418,662	$181,000	$400,000	$500,000	$525,000	$2,224,662

(1)Excludes $3.2 million, $0.7 million and $12.5 million of net deferred financing costs on the Term Loans, mortgage loans and Senior Notes, respectively.
(2)The weighted-average interest rate gives effect to interest rate swaps, as applicable.
(3)Excludes $2.5 million related to a fair value adjustment on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of March 31, 2022, the estimated fair value of our fixed rate debt was $966.0 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $47.2 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2022 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended March 31, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2022 through January 31, 2022	—	$—	N/A	N/A
February 1, 2022 through February 28, 2022	87,626	$14.48	N/A	N/A
March 1, 2022 through March 31, 2022	—	$—	N/A	N/A
Total	87,626		—
(1)Includes surrendered common shares owned by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2021 Plan.
(2)The maximum number of shares that may yet be repurchased under a share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

On April 29, 2022, the Company held its 2022 Annual Meeting of Shareholders (the “Annual Meeting”) at which (i) trustees were elected, (ii) the appointment of PricewaterhouseCoopers LLP (“PWC”), the Company’s independent registered public accounting firm, for the fiscal year ending December 31, 2022 was ratified, and (iii) the compensation paid to the Company’s named executive officers was approved in an advisory vote. The proposals are described in detail in the Company’s Proxy Statement for the Annual Meeting, which was filed with the Securities and Exchange Commission on March 30, 2022. The final results for the votes regarding each proposal are set forth below.
Election of Trustees

The following persons were duly elected as trustees of the Company until the 2023 Annual Meeting of Shareholders or until their successors are duly elected and qualified: Robert L. Johnson, Leslie D. Hale, Evan Bayh, Arthur R. Collins, Nathaniel A. Davis, Patricia L. Gibson, Robert M. La Forgia, Robert J. McCarthy and Robin Zeigler. The table below sets forth the voting results for each trustee nominee:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-Votes
Robert L. Johnson	137,771,141	2,430,741	675,310	10,181,077
Leslie D. Hale	140,540,676	325,577	10,939	10,181,077
Evan Bayh	136,686,135	4,179,037	12,020	10,181,077
Arthur R. Collins	138,079,441	2,788,361	9,390	10,181,077
Nathaniel A. Davis	127,627,868	13,236,803	12,521	10,181,077
Patricia L. Gibson	139,664,243	1,197,774	15,175	10,181,077
Robert M. La Forgia	139,266,448	1,597,851	12,893	10,181,077
Robert J. McCarthy	139,547,817	1,316,483	12,892	10,181,077
Robin Zeigler	132,577,496	8,287,267	12,429	10,181,077
Ratification of PWC as the Company’s independent registered public accounting firm

At the Annual Meeting, the Company’s shareholders ratified the appointment of PWC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
147,832,763	3,209,356	16,150	—
Advisory Vote to Approve Named Executive Officer Compensation

At the Annual Meeting, the Company’s shareholders voted on a non-binding basis, a resolution to approve the compensation of the Company’s named executive officers. The table below sets forth the voting results for this proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
36,852,166	104,002,223	22,803	10,181,077

Item 6.                     Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are noted below:

Exhibit Index

Exhibit Number	Description of Exhibit

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

RLJ LODGING TRUST

Dated: May 5, 2022	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: May 5, 2022	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 5, 2022	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)