Form 10-Q
period 2022-06-30
RLJ Lodging Trust
filed 2022-08-05
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of July 29, 2022, 162,749,444 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Investment in hotel properties, net	$4,127,290	$4,219,116
Investment in unconsolidated joint ventures	6,927	6,522
Cash and cash equivalents	511,481	665,341
Restricted cash reserves	44,281	48,528
Hotel and other receivables, net of allowance of $332 and $274, respectively	40,938	31,091
Lease right-of-use assets	142,213	144,988
Prepaid expense and other assets	60,096	33,390
Total assets	$4,933,226	$5,148,976
Liabilities and Equity
Debt, net	$2,211,735	$2,409,438
Accounts payable and other liabilities	139,115	155,136
Advance deposits and deferred revenue	18,583	20,047
Lease liabilities	121,609	123,031
Accrued interest	18,617	19,110
Distributions payable	7,995	8,347
Total liabilities	2,517,654	2,735,109
Commitments and Contingencies (Note 10)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at June 30, 2022 and December 31, 2021	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 162,981,820 and 166,503,062 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,630	1,665
Additional paid-in capital	3,053,345	3,092,883
Distributions in excess of net earnings	(1,044,726)	(1,046,739)
Accumulated other comprehensive income (loss)	24,594	(17,113)
Total shareholders’ equity	2,401,779	2,397,632
Noncontrolling interests:
Noncontrolling interest in the Operating Partnership	6,325	6,316
Noncontrolling interest in consolidated joint ventures	7,468	9,919
Total noncontrolling interests	13,793	16,235
Total equity	2,415,572	2,413,867
Total liabilities and equity	$4,933,226	$5,148,976

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues
Operating revenues
Room revenue	$280,676	$166,554	$486,455	$269,326
Food and beverage revenue	31,154	12,983	52,055	19,225
Other revenue	18,671	14,717	34,890	25,255
Total revenues	330,501	194,254	573,400	313,806
Expenses
Operating expenses
Room expense	65,793	42,898	119,621	72,325
Food and beverage expense	21,770	8,709	37,939	13,265
Management and franchise fee expense	26,067	12,630	46,456	17,991
Other operating expense	76,888	56,883	145,542	106,003
Total property operating expenses	190,518	121,120	349,558	209,584
Depreciation and amortization	46,922	46,915	93,787	93,858
Impairment losses	—	—	—	5,946
Property tax, insurance and other	22,949	24,048	45,462	44,129
General and administrative	13,348	12,133	27,482	22,934
Transaction costs	136	195	198	255
Total operating expenses	273,873	204,411	516,487	376,706
Other income (expense), net	721	(9,720)	8,006	(9,255)
Interest income	347	220	519	604
Interest expense	(23,855)	(26,366)	(48,416)	(54,261)
(Loss) gain on sale of hotel properties, net	(364)	103	1,053	1,186
Loss on extinguishment of indebtedness, net	—	(6,207)	—	(6,207)
Income (loss) before equity in income (loss) from unconsolidated joint ventures	33,477	(52,127)	18,075	(130,833)
Equity in income (loss) from unconsolidated joint ventures	283	60	405	(238)
Income (loss) before income tax expense	33,760	(52,067)	18,480	(131,071)
Income tax expense	(558)	(154)	(748)	(268)
Net income (loss)	33,202	(52,221)	17,732	(131,339)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(125)	268	(21)	664
Noncontrolling interest in consolidated joint ventures	(111)	506	7	1,242
Net income (loss) attributable to RLJ	32,966	(51,447)	17,718	(129,433)
Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Net income (loss) attributable to common shareholders	$26,687	$(57,726)	$5,161	$(141,990)

Basic per common share data:
Net income (loss) per share attributable to common shareholders	$0.16	$(0.35)	$0.03	$(0.87)
Weighted-average number of common shares	163,539,446	163,996,003	163,857,785	163,911,475

Diluted per common share data:
Net income (loss) per share attributable to common shareholders	$0.16	$(0.35)	$0.03	$(0.87)
Weighted-average number of common shares	163,784,573	163,996,003	164,217,150	163,911,475

Comprehensive income (loss):
Net income (loss)	$33,202	$(52,221)	$17,732	$(131,339)
Unrealized gain on interest rate derivatives	13,380	5,375	47,573	22,095
Reclassification of unrealized losses (gains) on discontinued cash flow hedges to other income (expense), net	—	10,658	(5,866)	10,658
Comprehensive income (loss)	46,582	(36,188)	59,439	(98,586)
Comprehensive (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(125)	268	(21)	664
Noncontrolling interest in consolidated joint ventures	(111)	506	7	1,242
Comprehensive income (loss) attributable to RLJ	$46,346	$(35,414)	$59,425	$(96,680)

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive (Loss) Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2021	12,879,475	$366,936	166,503,062	$1,665	$3,092,883	$(1,046,739)	$(17,113)	$6,316	$9,919	$2,413,867
Net income (loss)	—	—	—	—	—	17,718	—	21	(7)	17,732
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	47,573	—	—	47,573
Reclassification of unrealized gains on discontinued cash flow hedges to other income, net	—	—	—	—	—	—	(5,866)	—	—	(5,866)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	156	156
Distribution to consolidated joint venture partners	—	—	—	—	—	—	—	—	(2,600)	(2,600)
Issuance of restricted stock	—	—	702,993	7	(7)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	11,462	—	—	—	—	11,462
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(260,187)	(3)	(3,586)	—	—	—	—	(3,589)
Shares acquired as part of a share repurchase program	—	—	(3,957,983)	(39)	(47,407)	—	—	—	—	(47,446)
Forfeiture of restricted stock	—	—	(6,065)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(12,557)	—	—	—	(12,557)
Distributions on common shares and units	—	—	—	—	—	(3,148)	—	(12)	—	(3,160)
Balance at June 30, 2022	12,879,475	$366,936	162,981,820	$1,630	$3,053,345	$(1,044,726)	$24,594	$6,325	$7,468	$2,415,572

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at March 31, 2022	12,879,475	$366,936	166,843,586	$1,668	$3,097,166	$(1,069,769)	$11,214	$6,209	$7,368	$2,420,792
Net income	—	—	—	—	—	32,966	—	125	111	33,202
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	13,380	—	—	13,380
Distribution to consolidated joint venture partners	—	—	—	—	—	—	—	—	(11)	(11)
Issuance of restricted stock	—	—	270,214	3	(3)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	5,907	—	—	—	—	5,907
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(172,561)	(2)	(2,318)	—	—	—	—	(2,320)
Shares acquired as part of a share repurchase program	—	—	(3,957,983)	(39)	(47,407)	—	—	—	—	(47,446)
Forfeiture of restricted stock	—	—	(1,436)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(1,644)	—	(9)	—	(1,653)
Balance at June 30, 2022	12,879,475	$366,936	162,981,820	$1,630	$3,053,345	$(1,044,726)	$24,594	$6,325	$7,468	$2,415,572

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$17,732	$(131,339)
Adjustments to reconcile net income (loss) to cash flow provided by (used in) operating activities:
Gain on sale of hotel properties, net	(1,053)	(1,186)
Loss on extinguishment of indebtedness, net	—	6,207
Depreciation and amortization	93,787	93,858
Amortization of deferred financing costs	3,101	2,685
Other amortization	1,136	(1,177)
Reclassification of unrealized (gains) losses on discontinued cash flow hedges to other income (expense), net	(5,866)	10,658
Equity in (income) loss from unconsolidated joint ventures	(405)	238
Impairment losses	—	5,946
Amortization of share-based compensation	10,654	7,600
Changes in assets and liabilities:
Hotel and other receivables, net	(10,018)	(12,071)
Prepaid expense and other assets	1,450	1,969
Accounts payable and other liabilities	7,680	2,058
Advance deposits and deferred revenue	(1,401)	(9,399)
Accrued interest	(493)	(66)
Net cash flow provided by (used in) operating activities	116,304	(24,019)
Cash flows from investing activities
Proceeds from sales of hotel properties, net	48,073	16,268
Improvements and additions to hotel properties	(51,406)	(25,087)
Purchase deposits	(1,500)	(1,500)
Contributions to unconsolidated joint ventures	—	(331)
Net cash flow used in investing activities	(4,833)	(10,650)
Cash flows from financing activities
Repayment of Revolver	(200,000)	(200,000)
Proceeds from issuance of $500.0 million senior notes due 2026	—	500,000
Scheduled mortgage loan principal payments	—	(1,488)
Repayments of Term Loans	—	(356,338)
Repayments of mortgage loans	—	(120,469)
Repurchase of common shares under a share repurchase program	(47,446)	—
Repurchase of common shares to satisfy employee tax withholding requirements	(3,589)	(2,075)
Distributions on preferred shares	(12,557)	(12,557)
Distributions on common shares	(3,522)	(3,369)
Distributions on Operating Partnership units	(10)	(10)
Payments of deferred financing costs	(10)	(7,670)
Contributions from consolidated joint venture partners	156	589
Distribution to consolidated joint venture partners	(2,600)	—
Net cash flow used in financing activities	(269,578)	(203,387)
Net change in cash, cash equivalents, and restricted cash reserves	(158,107)	(238,056)
Cash, cash equivalents, and restricted cash reserves, beginning of year	713,869	934,790
Cash, cash equivalents, and restricted cash reserves, end of period	$555,762	$696,734

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2022, there were 163,753,651 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of June 30, 2022, the Company owned 96 hotel properties with approximately 21,300 rooms, located in 22 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 94 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 95 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 95 of the 96 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

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

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the SEC applicable to financial information. The unaudited financial statements include all adjustments of a normal recurring nature that are necessary, in the opinion of management, to fairly state the consolidated balance sheets, statements of operations and comprehensive income (loss), statements of changes in equity and statements of cash flows.

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

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net income (loss) and comprehensive income (loss), shareholders’ equity or cash flows.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate that was discontinued at the end of 2021 because of reference rate reform. The guidance was effective upon issuance and expires on December 31, 2022. Based on the Company's assessment, there was no material impact arising from this guidance and the Company has not yet elected to apply any of the optional expedients.

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Land and improvements	$970,821	$975,688
Buildings and improvements	3,959,957	4,001,875
Furniture, fixtures and equipment	704,311	691,057
	5,635,089	5,668,620
Accumulated depreciation	(1,507,799)	(1,449,504)
Investment in hotel properties, net	$4,127,290	$4,219,116

For the three and six months ended June 30, 2022, the Company recognized depreciation expense related to its investment in hotel properties of approximately $46.8 million and $93.5 million, respectively. For the three and six months ended June 30, 2021 the Company recognized depreciation expense related to its investment in hotel properties of approximately $46.8 million and $93.6 million, respectively.

Impairments

During the six months ended June 30, 2021, the Company entered into purchase and sale agreements to sell two hotel properties. The Company recorded impairment losses of $5.9 million to adjust the hotels' carrying amounts to their estimated fair values during the three months ended March 31, 2021. The fair values were determined based on the contractual sales price pursuant to an executed purchase and sale agreement (a Level 2 measurement in the fair value hierarchy). The sales of these hotel properties closed in May 2021. There was no impairment recorded during the six months ended June 30, 2022.

4.            Sale of Hotel Properties

In connection with the sale of hotel properties for the six months ended June 30, 2022 and 2021, the Company recorded a net gain of $1.1 million and $1.2 million, respectively.

During the six months ended June 30, 2022, the Company sold the following hotel properties in two separate transactions for combined sales prices of approximately $49.9 million:

Hotel Property Name	Location	Sale Date	Rooms
Marriott Denver Airport @ Gateway Park	Aurora, CO	March 8, 2022	238
SpringHill Suites Denver North Westminster	Westminster, CO	April 19, 2022	164
		Total	402

During the six months ended June 30, 2021, the Company sold the following hotel properties in three separate transactions for a combined sales price of approximately $17.7 million:

Hotel Property Name	Location	Sale Date	Rooms
Courtyard Houston Sugarland	Stafford, TX	January 21, 2021	112
Residence Inn Indianapolis Fishers	Indianapolis, IN	May 10, 2021	78
Residence Inn Chicago Naperville	Warrenville, IL	May 12, 2021	130
		Total	320

5.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended June 30, 2022				For the three months ended June 30, 2021
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$36,589	$2,773	$1,698	$41,060	$14,563	$428	$1,043	$16,034
South Florida	29,537	4,953	2,270	36,760	28,175	3,483	2,177	33,835
Southern California	31,101	2,161	2,615	35,877	22,560	1,384	2,524	26,468
New York City	16,134	2,855	701	19,690	6,622	266	273	7,161
Chicago	15,104	2,343	737	18,184	12,131	1,681	573	14,385
Washington, DC	15,171	364	661	16,196	5,944	60	476	6,480
Louisville	10,929	3,166	876	14,971	3,551	942	667	5,160
Boston	13,000	1,051	389	14,440	2,863	91	55	3,009
Austin	11,119	873	810	12,802	5,952	317	709	6,978
Atlanta	10,275	666	992	11,933	4,501	83	605	5,189
Houston	10,029	792	1,032	11,853	7,248	167	769	8,184
New Orleans	10,638	262	742	11,642	4,657	29	658	5,344
Pittsburgh	8,351	2,291	400	11,042	5,440	706	204	6,350
Denver	8,405	1,894	359	10,658	5,519	899	227	6,645
Charleston	8,452	1,435	396	10,283	8,520	1,161	541	10,222
Other	45,842	3,275	3,993	53,110	28,308	1,286	3,216	32,810
Total	$280,676	$31,154	$18,671	$330,501	$166,554	$12,983	$14,717	$194,254

	For the six months ended June 30, 2022				For the six months ended June 30, 2021
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$66,948	$9,692	$4,493	$81,133	$49,003	$5,848	$3,933	$58,784
Northern California	56,797	4,386	2,735	63,918	23,407	645	1,743	25,795
Southern California	54,692	3,822	4,772	63,286	34,465	1,722	3,931	40,118
Chicago	24,064	3,966	1,197	29,227	18,522	2,365	931	21,818
New York City	23,796	3,644	1,174	28,614	9,860	283	402	10,545
Washington DC	23,496	481	1,251	25,228	10,079	89	760	10,928
Louisville	15,773	5,159	1,755	22,687	5,332	1,310	1,022	7,664
Austin	19,501	1,544	1,550	22,595	9,559	539	1,188	11,286
Houston	18,557	1,361	1,899	21,817	12,571	265	1,437	14,273
Atlanta	17,960	1,052	1,816	20,828	7,649	151	1,098	8,898
New Orleans	18,494	425	1,439	20,358	7,007	29	1,041	8,077
Boston	17,671	1,547	621	19,839	4,654	111	105	4,870
Denver	14,957	3,621	679	19,257	7,720	1,297	557	9,574
Charleston	15,190	2,631	899	18,720	11,698	1,461	942	14,101
Pittsburgh	12,481	3,198	721	16,400	10,070	943	374	11,387
Other	86,078	5,526	7,889	99,493	47,730	2,167	5,791	55,688
Total	$486,455	$52,055	$34,890	$573,400	$269,326	$19,225	$25,255	$313,806

6.              Debt

The Company's debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Senior Notes, net	$988,125	$986,942
Revolver	—	200,000
Term Loans, net	815,877	815,004
Mortgage loans, net	407,733	407,492
Debt, net	$2,211,735	$2,409,438

Senior Notes

As of June 30, 2022 and December 31, 2021, respectively, the Company's Senior Notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate	Maturity Date	June 30, 2022	December 31, 2021
Senior Notes due 2029	4.00%	September 2029	$500,000	$500,000
Senior Notes due 2026	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(11,875)	(13,058)
Total senior notes, net			$988,125	$986,942
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

As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants associated with the Senior Notes.

Revolver and Term Loans

The Company has the following credit agreements in place:

•$600.0 million revolving credit facility with a scheduled maturity date of May 18, 2024 and a one year extension option if certain conditions are satisfied (the "Revolver");
•$400.0 million term loan with a scheduled maturity date (excluding the available extension option) of January 25, 2023 (the "$400 Million Term Loan Maturing 2023");
•$225.0 million term loan with a scheduled maturity date (excluding the available extension option) of January 25, 2023 (the "$225 Million Term Loan Maturing 2023");
•$150.0 million term loan with a scheduled maturity date (excluding the available extension option) of June 10, 2023 (the "$150 Million Term Loan Maturing 2023"); and
•$400.0 million term loan with a scheduled maturity date of May 18, 2025 (the "$400 Million Term Loan Maturing 2025").
The $400 Million Term Loan Maturing 2023, the $225 Million Term Loan Maturing 2023, the $150 Million Term Loan Maturing 2023, and the $400 Million Term Loan Maturing 2025 are collectively the "Term Loans."

The Company's credit agreements consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at June 30, 2022 (1)	Maturity Date	June 30, 2022	December 31, 2021
Revolver (2)	4.29%	May 2024	$—	$200,000
$400 Million Term Loan Maturing 2023	4.69%	January 2023 (4)	203,944	203,944
$225 Million Term Loan Maturing 2023	4.27%	January 2023 (5)	114,718	114,718
$150 Million Term Loan Maturing 2023	4.18%	June 2023 (6)	100,000	100,000
$400 Million Term Loan Maturing 2025	4.00%	May 2025	400,000	400,000
			818,662	1,018,662
Deferred financing costs, net (3)			(2,785)	(3,658)
Total Revolver and Term Loans, net			$815,877	$1,015,004

(1)Interest rate at June 30, 2022 gives effect to interest rate hedges.
(2)At June 30, 2022 and December 31, 2021, there was $600.0 million and $400.0 million of remaining capacity on the Revolver, respectively. The Company also has the ability to extend the maturity date for an additional one year period ending May 2025 if certain conditions are satisfied.
(3)Excludes $2.3 million and $2.9 million as of June 30, 2022 and December 31, 2021, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.
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
(6)The Company has the option to extend the maturity one additional year to June 2024.

The Revolver and Term Loans are subject to various financial covenants. A summary of the most restrictive covenants is as follows:

	Original Covenant	Modified Covenant (3)	Compliance
Leverage ratio (1)	<= 7.00x	<= 8.50x	Yes
Fixed charge coverage ratio (2)	>= 1.50x	>= 1.50x	Yes
Secured indebtedness ratio	<= 45.0%	<= 45.0%	Yes
Unencumbered indebtedness ratio	<= 60.0%	<= 65.0%	Yes
Unencumbered debt service coverage ratio	>= 2.00x	>= 1.50x	Yes
Maintain minimum liquidity level	N/A	>= $225.0 million	Yes

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
(3)During the year ended December 31, 2021, the Company amended its Revolver and Term Loans. The amendments suspended the testing of all existing financial maintenance covenants for all periods through and including the quarter ending March 31, 2022 (the “Covenant Relief Period”). During the quarter ended June 30, 2022, the Company exited the Covenant Relief Period. In addition, for periods following the Covenant Relief Period, the amendments modified certain covenant thresholds, including the leverage ratio, through the fifth quarter following the Covenant Relief Period (the "Leverage Relief Period").

In April 2022, the Company also amended the Revolver and Term Loans to allow for repurchases of the Company's shares up to $50.0 million with either cash on hand, cash from operations, or disposition proceeds.

In August 2022, the Company exited the Leverage Relief Period under its Revolver and Term Loan agreements. The impact of these exits includes the reinstatement of financial covenants, the elimination of the minimum liquidity financial covenant, the elimination of limitations on share repurchases and the reinstatement of the original leverage-based pricing grid.

Mortgage Loans

The Company's mortgage loans consisted of the following (dollars in thousands):

						Carrying Value at
	Number of Assets Encumbered	Interest Rate at June 30, 2022		Maturity Date		June 30, 2022	December 31, 2021
Mortgage loan (1)	7	3.30%	(3)	April 2023	(4)	$200,000	$200,000
Mortgage loan (1)	3	2.53%	(3)	April 2024	(5)	96,000	96,000
Mortgage loan (1)	4	3.43%	(3)	April 2024	(5)	85,000	85,000
Mortgage loan (2)	1	5.06%		January 2029		27,373	27,554
	15					408,373	408,554
Deferred financing costs, net						(640)	(1,062)
Total mortgage loans, net						$407,733	$407,492

(1)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(2)Includes $2.4 million and $2.6 million at June 30, 2022 and December 31, 2021, respectively, related to a fair value adjustment on this mortgage loan.
(3)Interest rate at June 30, 2022 gives effect to interest rate hedges.
(4)The mortgage loan provides a one year extension option.
(5)The mortgage loan provides two one year extension options.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. In addition certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. At June 30, 2022 and December 31, 2021, one and two mortgage loans, respectively, were in cash trap events. In addition, the DSCR covenant for one mortgage loan has been waived through December 31, 2022.

At June 30, 2022 and December 31, 2021, there was approximately $12.3 million and $22.4 million, respectively, of restricted cash held by lenders due to cash trap events.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Senior Notes	$9,688	$6,685	$19,431	$12,627
Revolver and Term Loans	9,136	14,023	19,104	31,201
Mortgage loans	3,329	4,294	6,539	7,748
Amortization of deferred financing costs	1,417	1,364	3,101	2,685
Non-cash interest expense related to interest rate hedges	285	—	241	—
Total interest expense	$23,855	$26,366	$48,416	$54,261

7.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Swap-cash flow (1)	2.29%	December 2022	$200,000	$200,000	$159	$(4,077)
Swap-cash flow (1)	2.29%	December 2022	125,000	125,000	101	(2,545)
Swap-cash flow (2)	2.38%	December 2022	—	87,780	—	(1,879)
Swap-cash flow (2)	2.38%	December 2022	—	36,875	—	(789)
Swap-cash flow	2.39%	December 2023	75,000	75,000	718	(2,504)
Swap-cash flow	2.51%	December 2023	75,000	75,000	577	(2,692)
Swap-cash flow	2.75%	November 2023	100,000	100,000	343	(3,893)
Swap-cash flow (3)	1.28%	September 2022	24,662	100,000	26	(759)
Swap-cash flow	1.24%	September 2025	150,000	150,000	7,601	(860)
Swap-cash flow	1.16%	April 2024	50,000	50,000	1,701	(338)
Swap-cash flow	1.20%	April 2024	50,000	50,000	1,663	(387)
Swap-cash flow	1.15%	April 2024	50,000	50,000	1,710	(327)
Swap-cash flow	1.10%	April 2024	50,000	50,000	1,757	(267)
Swap-cash flow	0.98%	April 2024	25,000	25,000	934	(61)
Swap-cash flow	0.95%	April 2024	25,000	25,000	948	(43)
Swap-cash flow (4)	0.93%	April 2024	25,000	25,000	958	(31)
Swap-cash flow (4)	0.90%	April 2024	25,000	25,000	972	(13)
Swap-cash flow (4)	0.85%	December 2024	50,000	50,000	2,532	221
Swap-cash flow (4)	0.75%	December 2024	50,000	50,000	2,655	372
Swap-cash flow (4)	0.65%	January 2026	50,000	50,000	3,775	955
			$1,199,662	$1,399,655	$29,130	$(19,917)

(1)In June 2021, the Company dedesignated a portion of the original notional value of these swaps as the hedged forecasted transactions were no longer probable of occurring. Therefore, the Company reclassified a total of $4.4 million of unrealized losses included in other comprehensive income (loss) to other income, net, in the consolidated statements of operations and comprehensive income (loss). The portion of the swaps that were dedesignated were subsequently redesignated and the amounts related to the initial fair values of $4.4 million that were recorded in other comprehensive income (loss) during the new hedging relationship will be reclassified to earnings on a straight line basis over the remaining life of these swaps.
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

As of June 30, 2022 and December 31, 2021, the aggregate fair value of the interest rate swap assets of $29.1 million and $1.5 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2021, the aggregate fair value of the interest rate swap liabilities of $21.5 million was included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

As of June 30, 2022, there was approximately $24.6 million of unrealized gains included in accumulated other comprehensive income (loss) related to interest rate swaps. As of December 31, 2021, there was approximately $17.1 million of unrealized losses included in accumulated other comprehensive income (loss) related to interest rate swaps. There was no ineffectiveness recorded during the three or six month periods ended June 30, 2022 or 2021. For the three and six months ended June 30, 2022, approximately $3.1 million and $8.1 million, respectively, of the amounts included in accumulated other comprehensive income (loss) were reclassified into interest expense for the interest rate swaps. For the three and six months ended June 30, 2021, approximately $6.6 million and $13.9 million, respectively, of the amounts included in accumulated other comprehensive income (loss) were reclassified into interest expense for the interest rate swaps. Approximately $12.2 million of the unrealized losses included in accumulated other comprehensive income (loss) at June 30, 2022 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$988,125	$854,850	$986,942	$999,060
Revolver and Term Loans, net	815,877	799,993	1,015,004	1,006,647
Mortgage loans, net	407,733	399,671	407,492	401,387
Debt, net	$2,211,735	$2,054,514	$2,409,438	$2,407,094

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 (in thousands):

	Fair Value at June 30, 2022
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$29,130	$—	$29,130
Total	$—	$29,130	$—	$29,130

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$1,548	$—	$1,548
Interest rate swap liability	—	(21,465)	—	(21,465)
Total	$—	$(19,917)	$—	$(19,917)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of June 30, 2022 and December 31, 2021.

10.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents). The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of June 30, 2022 and December 31, 2021, approximately $44.3 million and $48.5 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes, insurance and debt obligations where certain lenders held restricted cash due to a cash trap event.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of June 30, 2022, 95 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from one to 25 years. This number includes 34 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 2.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2022, the Company incurred management fee expense of approximately $10.7 million and $18.6 million, respectively. For the three and six months ended June 30, 2021, the Company incurred management fee expense of approximately $6.2 million and $9.4 million, respectively.

Franchise Agreements

As of June 30, 2022, 60 of the Company’s hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 34 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, one hotel is not operated with a hotel brand so it does not have a franchise agreement. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2022, the Company incurred franchise fee expense of approximately $16.4 million and $30.0 million, respectively. For the three and six months ended June 30, 2021, the Company incurred franchise fee expense of approximately $11.0 million and $17.6 million, respectively.

Wyndham Agreements

In 2019, the Company entered into an agreement with Wyndham to terminate the net operating income guarantee and received termination payments totaling $36.0 million from Wyndham. For the three and six months ended June 30, 2022, the Company recognized approximately $1.0 million and $2.1 million, respectively, as a reduction in management and franchise fee expense related to the amortization of the termination payments over the remaining terms of the management agreements. For the three and six months ended June 30, 2021, the Company recognized approximately $4.5 million and $9.1 million, respectively, as a reduction in management and franchise fee expense related to the amortization of the termination payments over the remaining terms of the management agreements.

11.       Equity

Common Shares of Beneficial Interest

During the six months ended June 30, 2022 and 2021, the Company declared a cash dividend of $0.01 per common share in each of the first and second quarters of 2022 and 2021.

On April 29, 2022, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2022 to May 8, 2023 (the "2022 Share Repurchase Program"). During the six months ended June 30, 2022, the Company repurchased and retired approximately 4.0 million common shares for approximately $47.4 million. In July 2022, the Company repurchased and retired approximately 0.2 million common shares for approximately $2.6 million. As of August 5, 2022, the 2022 Share Repurchase Program had a remaining capacity of $200.0 million.

Series A Preferred Shares

During the six months ended June 30, 2022 and 2021, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first and second quarters of 2022 and 2021.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of June 30, 2022, 771,831 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of June 30, 2022 is as follows:

	2022
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	2,380,283	$15.43
Granted	569,600	15.10
Vested	(619,285)	15.69
Forfeited	(6,065)	13.56
Unvested at June 30, 2022	2,324,533	$15.28

For the three and six months ended June 30, 2022, the Company recognized approximately $3.6 million and $7.1 million, respectively, of share-based compensation expense related to restricted share awards. For the three and six months ended June 30, 2021, the Company recognized approximately $3.0 million and $4.9 million, respectively, of share-based compensation expense related to restricted share awards. As of June 30, 2022, there was $27.8 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.0 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the six months ended June 30, 2022 and 2021 was approximately $8.7 million and $6.3 million, respectively.

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
(1) In February 2022, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 133,000 restricted shares. Half of the restricted shares vested immediately with the remaining half vesting in February 2023. As of June 30, 2022, there were approximately 67,000 unvested restricted shares related to the conversion of the performance units. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the six months ended June 30, 2022 was approximately $0.8 million.

For the three and six months ended June 30, 2022, the Company recognized approximately $1.9 million and $3.5 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and six months ended June 30, 2021, the Company recognized approximately $1.8 million and $2.7 million, respectively, of share-based compensation expense related to the performance unit awards. As of June 30, 2022, there was $14.5 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.1 years.

 As of June 30, 2022, there were 3,531,171 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and six months ended June 30, 2022 and 2021, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to RLJ	$32,966	$(51,447)	$17,718	$(129,433)
Less: Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Less: Dividends paid on unvested restricted shares	(24)	(26)	(50)	(36)
Less: Undistributed earnings attributable to unvested restricted shares	(368)	—	(27)	—
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$26,295	$(57,752)	$5,084	$(142,026)

Denominator:
Weighted-average number of common shares - basic	163,539,446	163,996,003	163,857,785	163,911,475
Unvested restricted shares	245,127	—	359,365	—
Weighted-average number of common shares - diluted	163,784,573	163,996,003	164,217,150	163,911,475

Net income (loss) per share attributable to common shareholders - basic	$0.16	$(0.35)	$0.03	$(0.87)

Net income (loss) per share attributable to common shareholders - diluted	$0.16	$(0.35)	$0.03	$(0.87)

14.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$511,481	$657,892
Restricted cash reserves	44,281	38,842
Cash, cash equivalents, and restricted cash reserves	$555,762	$696,734

Interest paid	$45,747	$54,603

Income taxes paid	$677	$154

Operating cash flow lease payments for operating leases	$7,667	$5,718

Supplemental investing and financing transactions
In connection with the sale of hotel properties, the Company recorded the following:
Sales price	$49,900	$17,677
Transaction costs	(836)	(980)
Operating prorations	(991)	(429)
Proceeds from the sale of hotel properties, net	$48,073	$16,268

Supplemental non-cash transactions
Accrued capital expenditures	$7,405	$6,065

15.       Subsequent Events

In July 2022, the Company acquired the 124-room 21c Museum Hotel in Nashville, Tennessee for $59.0 million.

In July 2022, the Company's board of trustees declared a quarterly cash dividend of $0.05 per common share payable on October 17, 2022 to shareholders of record as of September, 30, 2022. In addition, the Company's board of trustees declared a cash dividend of $0.4875 on each Series A Preferred Share payable on October 31, 2022 to shareholders of record as of September 30, 2022.

In August 2022, the Company exited the Leverage Relief Period under its Revolver and Term Loan agreements.

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

As of June 30, 2022, we owned 96 hotel properties with approximately 21,300 rooms, located in 22 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 94 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 95 hotel properties in which we hold a controlling interest, and we record the real estate interests in the one hotel property in which we hold a 50% non-controlling interest using the equity method of accounting. We lease 95 of the 96 hotel properties to our TRS, of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership. As of June 30, 2022, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the OP units.

2022 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. The following significant activities have taken place in 2022:

•Paid off the $200.0 million outstanding balance on our Revolver using cash on hand.

•Sold two hotel properties for a combined sales price of approximately $49.9 million.

•Exercised a one-year extension option on a mortgage loan extending the maturity to April 2023.

•Purchased and retired approximately 4.2 million shares for $50.0 million under a new share repurchase program.

•Acquired the 124-room 21c Museum Hotel in Nashville, Tennessee for $59.0 million.

•Exited both the Covenant Relief Period and Leverage Relief Period under our Revolver and Term Loan agreements.

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

Results of Operations

At June 30, 2022 and 2021, we owned 96 and 100 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2022 and 2021.  The non-comparable properties include ten hotel properties that were sold or otherwise disposed in 2022 and 2021 and three acquisitions that were completed in 2021.

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

	For the three months ended June 30,
	2022	2021	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$280,676	$166,554	$114,122
Food and beverage revenue	31,154	12,983	18,171
Other revenue	18,671	14,717	3,954
Total revenues	330,501	194,254	136,247
Expenses
Operating expenses
Room expense	65,793	42,898	22,895
Food and beverage expense	21,770	8,709	13,061
Management and franchise fee expense	26,067	12,630	13,437
Other operating expense	76,888	56,883	20,005
Total property operating expenses	190,518	121,120	69,398
Depreciation and amortization	46,922	46,915	7
Property tax, insurance and other	22,949	24,048	(1,099)
General and administrative	13,348	12,133	1,215
Transaction costs	136	195	(59)
Total operating expenses	273,873	204,411	69,462
Other income (expense), net	721	(9,720)	10,441
Interest income	347	220	127
Interest expense	(23,855)	(26,366)	2,511
(Loss) gain on sale of hotel properties, net	(364)	103	(467)
Loss on extinguishment of indebtedness, net	—	(6,207)	6,207
Income (loss) before equity in income from unconsolidated joint ventures	33,477	(52,127)	85,604
Equity in income from unconsolidated joint ventures	283	60	223
Income (loss) before income tax expense	33,760	(52,067)	85,827
Income tax expense	(558)	(154)	(404)
Net income (loss)	33,202	(52,221)	85,423
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(125)	268	(393)
Noncontrolling interest in consolidated joint ventures	(111)	506	(617)
Net income (loss) attributable to RLJ	32,966	(51,447)	84,413
Preferred dividends	(6,279)	(6,279)	—
Net income (loss) attributable to common shareholders	$26,687	$(57,726)	$84,413

Revenues

Total revenues increased $136.2 million to $330.5 million for the three months ended June 30, 2022 from $194.3 million for the three months ended June 30, 2021. The increase was the result of a $114.1 million increase in room revenue, a $18.2 million increase in food and beverage revenue, and a $4.0 million increase in other revenue.

Room Revenue

Room revenue increased $114.1 million to $280.7 million for the three months ended June 30, 2022 from $166.6 million for the three months ended June 30, 2021.  The increase was the result of a $111.8 million increase in room revenue attributable to the comparable properties and a $2.4 million increase in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was attributable to an increase in RevPAR resulting from an increase in demand as compared to the prior period. Though RevPAR increased over the comparable period in 2021, it remained below the comparable period in 2019.

The following are the quarter-to-date key hotel operating statistics for the comparable properties:

	For the three months ended June 30,
	2022	2021	2019
Occupancy	74.7%	59.8%	83.0%
ADR	$195.64	$143.39	$189.69
RevPAR	$146.05	$85.78	$157.45

Food and Beverage Revenue

Food and beverage revenue increased $18.2 million to $31.2 million for the three months ended June 30, 2022 from $13.0 million for the three months ended June 30, 2021 due to an increase in demand as compared to the prior period. The increase in food and beverage revenue was due to an increase in group business and the reopening of certain food and beverage outlets.

Other Revenue

Other revenue increased $4.0 million to $18.7 million for the three months ended June 30, 2022 from $14.7 million for the three months ended June 30, 2021.  The increase in other revenue was due to an increase in parking fees, resort fees, cancellation fees, and gift shop sales that corresponded to the increase in demand over the prior period.

Property Operating Expenses

Property operating expenses increased $69.4 million to $190.5 million for the three months ended June 30, 2022 from $121.1 million for the three months ended June 30, 2021. The increase was due to a $70.6 million increase in property operating expenses attributable to the comparable properties, which was partially offset by a $1.2 million decrease in property operating expenses attributable to the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the three months ended June 30,
	2022	2021	$ Change
Room expense	$64,297	$41,156	$23,141
Food and beverage expense	21,425	8,570	12,855
Management and franchise fee expense	25,023	11,914	13,109
Other operating expenses	74,990	53,527	21,463
Total property operating expenses	$185,735	$115,167	$70,568

The increase in property operating expenses attributable to the comparable properties corresponded to an increase in demand over the prior period. Management and franchise fee expense for the three months ended June 30, 2022 and 2021 included a reduction to management and franchise fee expense of $1.0 million and $4.5 million, respectively, related to the recognition of the Wyndham termination payment. The decrease in the recognition of the Wyndham termination payment was due to certain Wyndham agreements expiring in 2021 coupled with the remaining agreements being extended and recognized over a longer period.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $1.1 million to $22.9 million for the three months ended June 30, 2022 from $24.0 million for the three months ended June 30, 2021.  The decrease was attributable to a $1.9 million decrease in property tax, insurance and other expense attributable to the non-comparable properties, which was partially offset by a $0.8 million increase in property tax, insurance and other expense attributable to the comparable properties. The increase in property tax, insurance and other expense attributable to the comparable properties was primarily attributable to an increase in insurance expense premiums and ground lease rent due to percentage rent obligations and increases based on the consumer price index. These increases were partially offset by decreases in real estate tax assessments and the beneficial impact of successful real estate tax appeals in the current period.

General and Administrative

General and administrative expense increased $1.2 million to $13.3 million for the three months ended June 30, 2022 from $12.1 million for the three months ended June 30, 2021.  The increase was primarily attributable to an increase in non-cash compensation expense and an increase in payroll tax expense due to payroll tax credits in the prior year that did not recur in the current year.

Other Income (Expense), net

Other income (expense), net increased $10.4 million to income of $0.7 million for the three months ended June 30, 2022 from expense of $9.7 million for the three months ended June 30, 2021. The increase was primarily attributable to the reclassification of unrealized losses from accumulated other comprehensive income (loss) due to the discontinuation of certain cash flow hedges during the three months ended June 30, 2021.

Interest Expense

Interest expense decreased $2.5 million to $23.9 million for the three months ended June 30, 2022 from $26.4 million for the three months ended June 30, 2021. Interest expense decreased due to lower average debt balances and lower effective interest rates after taking into account the impact of interest rate swaps in each of the periods. The components of our interest expense for the three months ended June 30, 2022 and 2021 were as follows (in thousands):

	For the three months ended June 30,
	2022	2021	$ Change
Senior Notes	$9,688	$6,685	$3,003
Revolver and Term Loans	9,136	14,023	(4,887)
Mortgage loans	3,329	4,294	(965)
Amortization of deferred financing costs	1,417	1,364	53
Undesignated interest rate swaps	285	—	285
Total interest expense	$23,855	$26,366	$(2,511)

Loss (Gain) on Sale of Hotel Properties, net

During the three months ended June 30, 2022, we sold one hotel property for a sales price of approximately $14.5 million and recorded a net loss on the sale of approximately $0.3 million. During the three months ended June 30, 2021, we sold two hotel properties for a sales price of approximately $13.3 million and recorded a net gain on sale of approximately $0.1 million.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

	For the six months ended June 30,
	2022	2021	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$486,455	$269,326	$217,129
Food and beverage revenue	52,055	19,225	32,830
Other revenue	34,890	25,255	9,635
Total revenues	573,400	313,806	259,594
Expenses
Operating expenses
Room expense	119,621	72,325	47,296
Food and beverage expense	37,939	13,265	24,674
Management and franchise fee expense	46,456	17,991	28,465
Other operating expense	145,542	106,003	39,539
Total property operating expenses	349,558	209,584	139,974
Depreciation and amortization	93,787	93,858	(71)
Impairment losses	—	5,946	(5,946)
Property tax, insurance and other	45,462	44,129	1,333
General and administrative	27,482	22,934	4,548
Transaction costs	198	255	(57)
Total operating expenses	516,487	376,706	139,781
Other income (expense), net	8,006	(9,255)	17,261
Interest income	519	604	(85)
Interest expense	(48,416)	(54,261)	5,845
Gain on sale of hotel properties, net	1,053	1,186	(133)
Loss on extinguishment of indebtedness, net	—	(6,207)	6,207
Income (loss) before equity in income (loss) from unconsolidated joint ventures	18,075	(130,833)	148,908
Equity in income (loss) from unconsolidated joint ventures	405	(238)	643
Income (loss) before income tax expense	18,480	(131,071)	149,551
Income tax expense	(748)	(268)	(480)
Net income (loss)	17,732	(131,339)	149,071
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(21)	664	(685)
Noncontrolling interest in consolidated joint ventures	7	1,242	(1,235)
Net income (loss) attributable to RLJ	17,718	(129,433)	147,151
Preferred dividends	(12,557)	(12,557)	—
Net income (loss) attributable to common shareholders	$5,161	$(141,990)	$147,151

Revenues

Total revenues increased $259.6 million to $573.4 million for the six months ended June 30, 2022 from $313.8 million for the six months ended June 30, 2021. The increase was the result of a $217.1 million increase in room revenue, a $32.8 million increase in food and beverage revenue, and a $9.6 million increase in other revenue.

Room Revenue

Room revenue increased $217.1 million to $486.5 million for the six months ended June 30, 2022 from $269.3 million for the six months ended June 30, 2021.  The increase was the result of a $212.6 million increase in room revenue attributable to the comparable properties, and a $4.5 million increase in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was attributable to an increase in RevPAR, including a significant increase in ADR, resulting from an increase in demand over the prior period. The increase was also attributable to the impact of hotels that were closed for all or a portion of the prior period being open for the entirety of the current period. Though RevPAR increased over the comparable period in 2021, it remained below the comparable period in 2019.

The following are the year-to-date key hotel operating statistics for the comparable properties:

	For the six months ended June 30,
	2022	2021	2019
Occupancy	67.9%	52.3%	79.7%
ADR	$186.66	$133.49	$189.78
RevPAR	$126.83	$69.76	$151.26

Food and Beverage Revenue

Food and beverage revenue increased $32.8 million to $52.1 million for the six months ended June 30, 2022 from $19.2 million for the six months ended June 30, 2021 due to an increase in demand over the prior period. The increase in food and beverage revenue was due to an increase in group business and the reopening of certain food and beverage outlets. The increase was also attributable to the impact of hotels that were closed for all or a portion of the prior period being open for the entirety of the current period.

Other Revenue

Other revenue increased $9.6 million to $34.9 million for the six months ended June 30, 2022 from $25.3 million for the six months ended June 30, 2021.  The increase in other revenue was due to an increase in parking fees, resort fees, cancellation fees, and gift shop sales that corresponded to the increase in demand over the prior period.

Property Operating Expenses

Property operating expenses increased $140.0 million to $349.6 million for the six months ended June 30, 2022 from $209.6 million for the six months ended June 30, 2021. The increase was due to a $141.4 million increase in property operating expenses attributable to the comparable properties, which was partially offset by a $1.4 million decrease in property operating expenses attributable to the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the six months ended June 30,
	2022	2021	$ Change
Room expense	$116,354	$69,064	$47,290
Food and beverage expense	37,171	13,039	24,132
Management and franchise fee expense	44,686	16,822	27,864
Other operating expenses	141,301	99,190	42,111
Total property operating expenses	$339,512	$198,115	$141,397

The increase in property operating expenses attributable to the comparable properties was due to an increase in demand over the prior period. Management and franchise fee expense for the six months ended June 30, 2022 and 2021 included a reduction in management and franchise fee expense of $2.1 million and $9.1 million, respectively, related to the recognition of the Wyndham termination payment. The decrease in the recognition of the Wyndham termination payment was due to certain Wyndham agreements expiring in 2021 coupled with the remaining agreements being extended and recognized over a longer period.

Impairment Losses

During the six months ended June 30, 2021, we recorded impairment losses of $5.9 million related to two hotel properties that were sold in May 2021.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $1.3 million to $45.5 million for the six months ended June 30, 2022 from $44.1 million for the six months ended June 30, 2021.  The increase was attributable to a $4.5 million increase in property tax, insurance and other expense attributable to the comparable properties, which was partially offset by a $3.1 million decrease in property tax, insurance and other expense attributable to the non-comparable properties. The increase in property tax, insurance and other expense attributable to the comparable properties was primarily attributable to a benefit of $5.4 million during the six months ended June 30, 2021 related to the reversal of accrued real estate tax liabilities in excess of the amounts owed for certain of our California hotels acquired in our merger with FelCor Lodging Trust that did not recur in 2022. Additionally, the increase was attributable to an increase in insurance expense premiums and ground lease rent due to percentage rent obligations and increases based on the consumer price index. These increases were partially offset by decreases in other real estate tax assessments and the beneficial impact of successful real estate tax appeals in the current period.

General and Administrative

General and administrative expense increased $4.5 million to $27.5 million for the six months ended June 30, 2022 from $22.9 million for the six months ended June 30, 2021. The increase was primarily attributable to an increase in non-cash compensation expense and an increase in payroll tax expense due to payroll tax credits in the prior year that did not recur in the current year.

Other Income (Expense), net

Other income (expense), net increased $17.3 million to income of $8.0 million for the six months ended June 30, 2022 from expense of $9.3 million for the six months ended June 30, 2021. The increase was primarily attributable to the reclassification of unrealized gains and losses from accumulated other comprehensive income (loss) due to the discontinuation of certain cash flow hedges in each of the periods.

Interest Expense

Interest expense decreased $5.8 million to $48.4 million for the six months ended June 30, 2022 from $54.3 million for the six months ended June 30, 2021.  Interest expense decreased due to lower average debt balances and lower effective interest rates after taking into account the impact of interest rate swaps in each of the periods. The components of our interest expense for the six months ended June 30, 2022 and 2021 were as follows (in thousands):

	For the six months ended June 30,
	2022	2021	$ Change
Senior Notes	$19,431	$12,627	$6,804
Revolver and Term Loans	19,104	31,201	(12,097)
Mortgage loans	6,539	7,748	(1,209)
Amortization of deferred financing costs	3,101	2,685	416
Non-cash interest expense related to interest rate hedges	241	—	241
Total interest expense	$48,416	$54,261	$(5,845)

Gain on Sale of Hotel Properties, net

During the six months ended June 30, 2022, we sold two hotel properties for a sales price of approximately $49.9 million and recorded a net gain on sale of approximately $1.1 million. During the six months ended June 30, 2021, we sold three hotel properties for a sales price of approximately $17.7 million and recorded a net gain on sale of approximately $1.2 million.

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

The following table is a reconciliation of our GAAP net income (loss) to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$33,202	$(52,221)	$17,732	$(131,339)
Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Depreciation and amortization	46,922	46,915	93,787	93,858
Loss (gain) on sale of hotel properties, net	364	(103)	(1,053)	(1,186)
Impairment losses	—	—	—	5,946
Noncontrolling interest in consolidated joint ventures	(111)	506	7	1,242
Adjustments related to consolidated joint ventures (1)	(49)	(75)	(98)	(150)
Adjustments related to unconsolidated joint ventures (2)	295	291	590	585
FFO	74,344	(10,966)	98,408	(43,601)
Transaction costs	136	195	198	255
Loss on extinguishment of indebtedness, net	—	6,207	—	6,207
Amortization of share-based compensation	5,470	4,848	10,654	7,600
Non-cash income tax expense	135	—	—	—
Derivative losses (gains) in accumulated other comprehensive income (loss) reclassified to earnings (3)	—	10,658	(5,866)	10,658
Other expenses (4)	914	353	1,498	409
Adjusted FFO	$80,999	$11,295	$104,892	$(18,472)

(1)Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint ventures.
(2)Includes our ownership interest in the depreciation and amortization expense of the unconsolidated joint ventures.
(3)Reclassification of interest rate swap losses (gains) from accumulated other comprehensive income (loss) to earnings for discontinued interest rate hedges.
(4)Represents expenses and income outside of the normal course of operations, including $0.5 million and $0.8 million of non-cash interest expense related to discontinued interest rate hedges during the three and six months ended June 30, 2022, respectively.

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

The following table is a reconciliation of our GAAP net income (loss) to EBITDA, EBITDAre and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$33,202	$(52,221)	$17,732	$(131,339)
Depreciation and amortization	46,922	46,915	93,787	93,858
Interest expense, net of interest income	23,508	26,146	47,897	53,657
Income tax expense	558	154	748	268
Adjustments related to unconsolidated joint ventures (1)	408	408	815	818
EBITDA	104,598	21,402	160,979	17,262
Loss (gain) on sale of hotel properties, net	364	(103)	(1,053)	(1,186)
Impairment losses	—	—	—	5,946
EBITDAre	104,962	21,299	159,926	22,022
Transaction costs	136	195	198	255
Loss on extinguishment of indebtedness, net	—	6,207	—	6,207
Amortization of share-based compensation	5,470	4,848	10,654	7,600
Derivative losses (gains) in accumulated other comprehensive income (loss) reclassified to earnings (2)	—	10,658	(5,866)	10,658
Other expenses (3)	410	353	658	409
Adjusted EBITDA	$110,978	$43,560	$165,570	$47,151

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint ventures.
(2)Reclassification of interest rate swap losses (gains) from accumulated other comprehensive income (loss) to earnings for discontinued interest rate hedges.
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

As of June 30, 2022, we had $555.8 million of cash and cash equivalents and restricted cash reserves.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $116.3 million and the net cash flow used in operating activities totaled $24.0 million for the six months ended June 30, 2022 and 2021, respectively. Our cash flows provided by or used in operating activities generally consist of the net cash generated by our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the six months ended June 30, 2022 and 2021.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $4.8 million for the six months ended June 30, 2022 primarily due to the $51.4 million in routine capital improvements and additions to our hotel properties. The net cash flow used in investing activities was partially offset by the $48.1 million in proceeds from the sale of hotel properties.

The net cash flow used in investing activities totaled $10.7 million for the six months ended June 30, 2021 primarily due to $25.1 million in routine capital improvements and additions to our hotel properties. The net cash flow used in investing activities was partially offset by $16.3 million in proceeds from the sale of hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $269.6 million for the six months ended June 30, 2022 primarily due to the $200.0 million repayment of the outstanding balance on the Revolver, $47.4 million paid to repurchase common shares under a share repurchase program, $16.1 million in distributions to shareholders and unitholders, $2.6 million in distributions to joint venture partners, and $3.6 million paid to repurchase common shares to satisfy employee tax withholding requirements.

The net cash flow used in financing activities totaled $203.4 million for the six months ended June 30, 2021 primarily due to $200.0 million in repayment on the Revolver, $356.3 million in repayment of term loans, $120.5 million in repayment of mortgage loans, $15.9 million in distributions to shareholders and unitholders, $7.7 million in deferred financing cost payments, $2.1 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $1.5 million in scheduled mortgage loan principal payments. The net cash flow used in financing activities for the six months ended June 30, 2021 was offset by $500.0 million in gross proceeds from the issuance of $500.0 million aggregate principal amount of senior notes due 2026 in June 2021.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2022, approximately $37.6 million was held in FF&E reserve accounts for future capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2022, we had approximately $1.2 billion of total variable rate debt outstanding (or 53.9% of total indebtedness) with a weighted-average interest rate of 3.88% per annum. After taking into consideration the effect of interest rate swaps, 100.0% of our total indebtedness was fixed or effectively fixed. As of June 30, 2022, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would have no impact on future earnings and cash flows, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2022, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate debt (1)	$—	$—	$—	$—	$500,000	$525,000	$1,025,000
Weighted-average interest rate	—%	—%	—%	—%	3.75%	4.05%	3.90%
Variable rate debt (1)	$—	$618,662	$181,000	$400,000	$—	$—	$1,199,662
Weighted-average interest rate (2)	—%	4.08%	2.95%	4.00%	—%	—%	3.88%
Total (3)	$—	$618,662	$181,000	$400,000	$500,000	$525,000	$2,224,662

(1)Excludes $2.8 million, $0.6 million and $11.9 million of net deferred financing costs on the Term Loans, mortgage loans and Senior Notes, respectively.
(2)The weighted-average interest rate gives effect to interest rate swaps, as applicable.
(3)Excludes $2.4 million related to a fair value adjustment on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of June 30, 2022, the estimated fair value of our fixed rate debt was $881.5 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $42.3 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2022 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended June 30, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2022 through April 30, 2022	20,928	$14.02	—	—
May 1, 2022 through May 31, 2022	1,489,915	$12.77	1,367,043	17,323,076
June 1, 2022 through June 30, 2022	2,619,701	$11.62	2,590,940	18,363,903
Total	4,130,544		3,957,983
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

RLJ LODGING TRUST

Dated: August 5, 2022	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: August 5, 2022	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 5, 2022	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)