Form 10-Q
period 2022-09-30
RLJ Lodging Trust
filed 2022-11-03
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
As of October 27, 2022, 162,053,953 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Investment in hotel properties, net	$4,171,428	$4,219,116
Investment in unconsolidated joint ventures	6,777	6,522
Cash and cash equivalents	488,146	665,341
Restricted cash reserves	51,504	48,528
Hotel and other receivables, net of allowance of $302 and $274, respectively	42,393	31,091
Lease right-of-use assets	138,335	144,988
Prepaid expense and other assets	68,190	33,390
Total assets	$4,966,773	$5,148,976
Liabilities and Equity
Debt, net	$2,212,752	$2,409,438
Accounts payable and other liabilities	150,946	155,136
Advance deposits and deferred revenue	21,987	20,047
Lease liabilities	117,810	123,031
Accrued interest	9,492	19,110
Distributions payable	14,596	8,347
Total liabilities	2,527,583	2,735,109
Commitments and Contingencies (Note 11)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at September 30, 2022 and December 31, 2021	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 162,726,642 and 166,503,062 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,627	1,665
Additional paid-in capital	3,056,603	3,092,883
Distributions in excess of net earnings	(1,041,610)	(1,046,739)
Accumulated other comprehensive income (loss)	41,805	(17,113)
Total shareholders’ equity	2,425,361	2,397,632
Noncontrolling interests:
Noncontrolling interest in the Operating Partnership	6,341	6,316
Noncontrolling interest in consolidated joint ventures	7,488	9,919
Total noncontrolling interests	13,829	16,235
Total equity	2,439,190	2,413,867
Total liabilities and equity	$4,966,773	$5,148,976

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues
Operating revenues
Room revenue	$267,363	$200,051	$753,818	$469,377
Food and beverage revenue	30,600	17,013	82,655	36,238
Other revenue	20,108	16,705	54,998	41,960
Total revenues	318,071	233,769	891,471	547,575
Expenses
Operating expenses
Room expense	68,394	51,951	188,015	124,276
Food and beverage expense	23,375	12,576	61,314	25,841
Management and franchise fee expense	25,390	16,225	71,846	34,216
Other operating expenses	82,021	67,599	227,563	173,602
Total property operating expenses	199,180	148,351	548,738	357,935
Depreciation and amortization	46,559	47,065	140,346	140,923
Impairment losses	—	138,899	—	144,845
Property tax, insurance and other	20,744	21,290	66,206	65,419
General and administrative	13,446	12,630	40,928	35,564
Transaction costs	(773)	(154)	(575)	101
Total operating expenses	279,156	368,081	795,643	744,787
Other income (expense), net	710	676	8,716	(8,579)
Interest income	1,281	222	1,800	826
Interest expense	(22,625)	(26,933)	(71,041)	(81,194)
(Loss) gain on sale of hotel properties, net	(57)	1,947	996	3,133
Gain on extinguishment of indebtedness, net	—	7,100	—	893
Income (loss) before equity in (loss) income from unconsolidated joint ventures	18,224	(151,300)	36,299	(282,133)
Equity in (loss) income from unconsolidated joint ventures	(150)	(232)	255	(470)
Income (loss) before income tax expense	18,074	(151,532)	36,554	(282,603)
Income tax expense	(391)	(286)	(1,139)	(554)
Net income (loss)	17,683	(151,818)	35,415	(283,157)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(53)	727	(74)	1,391
Noncontrolling interest in consolidated joint ventures	(36)	3,084	(29)	4,326
Net income (loss) attributable to RLJ	17,594	(148,007)	35,312	(277,440)
Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Net income (loss) attributable to common shareholders	$11,315	$(154,286)	$16,476	$(296,276)

Basic per common share data:
Net income (loss) per share attributable to common shareholders	$0.07	$(0.94)	$0.10	$(1.81)
Weighted-average number of common shares	160,368,297	164,068,011	162,681,840	163,964,227

Diluted per common share data:
Net income (loss) per share attributable to common shareholders	$0.07	$(0.94)	$0.10	$(1.81)
Weighted-average number of common shares	160,784,709	164,068,011	163,064,462	163,964,227

Comprehensive income (loss):
Net income (loss)	$17,683	$(151,818)	$35,415	$(283,157)
Unrealized gain on interest rate derivatives	17,211	4,595	64,784	26,690
Reclassification of unrealized (gains) losses on discontinued cash flow hedges to other income (expense), net	—	—	(5,866)	10,658
Comprehensive income (loss)	34,894	(147,223)	94,333	(245,809)
Comprehensive (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(53)	727	(74)	1,391
Noncontrolling interest in consolidated joint ventures	(36)	3,084	(29)	4,326
Comprehensive income (loss) attributable to RLJ	$34,805	$(143,412)	$94,230	$(240,092)

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive (Loss) Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2021	12,879,475	$366,936	166,503,062	$1,665	$3,092,883	$(1,046,739)	$(17,113)	$6,316	$9,919	$2,413,867
Net income	—	—	—	—	—	35,312	—	74	29	35,415
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	64,784	—	—	64,784
Reclassification of unrealized gains on discontinued cash flow hedges to other income (expense), net	—	—	—	—	—	—	(5,866)	—	—	(5,866)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	154	154
Distribution to consolidated joint venture partners	—	—	—	—	—	—	—	—	(2,614)	(2,614)
Issuance of restricted stock	—	—	702,993	7	(7)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	17,280	—	—	—	—	17,280
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(260,841)	(3)	(3,595)	—	—	—	—	(3,598)
Shares acquired as part of a share repurchase program	—	—	(4,190,359)	(42)	(49,958)	—	—	—	—	(50,000)
Forfeiture of restricted stock	—	—	(28,213)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(18,836)	—	—	—	(18,836)
Distributions on common shares and units	—	—	—	—	—	(11,347)	—	(49)	—	(11,396)
Balance at September 30, 2022	12,879,475	$366,936	162,726,642	$1,627	$3,056,603	$(1,041,610)	$41,805	$6,341	$7,488	$2,439,190

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at June 30, 2022	12,879,475	$366,936	162,981,820	$1,630	$3,053,345	$(1,044,726)	$24,594	$6,325	$7,468	$2,415,572
Net income	—	—	—	—	—	17,594	—	53	36	17,683
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	17,211	—	—	17,211
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	(2)	(2)
Distribution to consolidated joint venture partners	—	—	—	—	—	—	—	—	(14)	(14)
Amortization of share-based compensation	—	—	—	—	5,818	—	—	—	—	5,818
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(654)	—	(9)	—	—	—	—	(9)
Shares acquired as part of a share repurchase program	—	—	(232,376)	(3)	(2,551)	—	—	—	—	(2,554)
Forfeiture of restricted stock	—	—	(22,148)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(8,199)	—	(37)	—	(8,236)
Balance at September 30, 2022	12,879,475	$366,936	162,726,642	$1,627	$3,056,603	$(1,041,610)	$41,805	$6,341	$7,488	$2,439,190

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$35,415	$(283,157)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Gain on sale of hotel properties, net	(996)	(3,133)
Gain on extinguishment of indebtedness, net	—	(893)
Depreciation and amortization	140,346	140,923
Amortization of deferred financing costs	4,522	4,211
Other amortization	1,827	(2,828)
Reclassification of unrealized (gains) losses on discontinued cash flow hedges to other income (expense), net	(5,866)	10,658
Equity in (income) loss from unconsolidated joint ventures	(255)	470
Impairment losses	—	144,845
Amortization of share-based compensation	16,075	12,765
Changes in assets and liabilities:
Hotel and other receivables, net	(11,428)	(15,749)
Prepaid expense and other assets	8,675	6,665
Accounts payable and other liabilities	23,432	14,366
Advance deposits and deferred revenue	1,537	(11,751)
Accrued interest	(9,618)	2,855
Net cash flow provided by operating activities	203,666	20,247
Cash flows from investing activities
Acquisition of hotel properties, net	(59,219)	(58,569)
Proceeds from sales of hotel properties, net	48,053	36,217
Improvements and additions to hotel properties	(86,638)	(36,203)
Purchase deposits	—	(5,000)
Contributions to unconsolidated joint ventures	—	(331)
Net cash flow used in investing activities	(97,804)	(63,886)
Cash flows from financing activities
Repayment of Revolver	(200,000)	(200,000)
Proceeds from issuance of senior notes	—	1,000,000
Redemption of $475.0 million senior notes due 2025 (including a $9.5 million redemption premium)	—	(484,402)
Scheduled mortgage loan principal payments	—	(1,488)
Repayments of Term Loans	—	(356,338)
Repayments of mortgage loans (including $7.0 million in prepayment premiums)	—	(149,183)
Repurchase of common shares under a share repurchase program	(50,000)	—
Repurchase of common shares to satisfy employee tax withholding requirements	(3,598)	(2,451)
Distributions on preferred shares	(18,836)	(18,836)
Distributions on common shares	(5,152)	(5,024)
Distributions on and redemption of Operating Partnership units	(18)	(24)
Payments of deferred financing costs	(17)	(13,982)
Contributions from consolidated joint venture partners	154	891
Distribution to consolidated joint venture partners	(2,614)	—
Net cash flow used in financing activities	(280,081)	(230,837)
Net change in cash, cash equivalents, and restricted cash reserves	(174,219)	(274,476)
Cash, cash equivalents, and restricted cash reserves, beginning of year	713,869	934,790
Cash, cash equivalents, and restricted cash reserves, end of period	$539,650	$660,314

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2022, there were 163,498,473 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of September 30, 2022, the Company owned 97 hotel properties with approximately 21,400 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 95 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 96 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 96 of the 97 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

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

3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Land and improvements	$991,267	$975,688
Buildings and improvements	4,011,832	4,001,875
Furniture, fixtures and equipment	722,589	691,057
	5,725,688	5,668,620
Accumulated depreciation	(1,554,260)	(1,449,504)
Investment in hotel properties, net	$4,171,428	$4,219,116

For the three and nine months ended September 30, 2022, the Company recognized depreciation expense related to its investment in hotel properties of approximately $46.5 million and $139.9 million, respectively. For the three and nine months ended September 30, 2021 the Company recognized depreciation expense related to its investment in hotel properties of approximately $46.9 million and $140.5 million, respectively.

Impairments

During the nine months ended September 30, 2021, the Company recorded impairment losses of $5.9 million related to two hotel properties to adjust the hotels' carrying amounts to their estimated fair values. This impairment was recorded during the three months ended March 31, 2021. In addition, the Company recorded an impairment loss of $138.9 million to write down the Doubletree Metropolitan Hotel New York City to its estimated fair value as of September 30, 2021 of $153.0 million. This hotel property was sold in December 2021. The fair values were determined based on the contractual sales price pursuant to an executed purchase and sale agreement (a Level 2 measurement in the fair value hierarchy). There were no impairment losses recorded during the nine months ended September 30, 2022.

4.              Acquisition of Hotel Properties

During the nine months ended September 30, 2022, the Company acquired a 100% interest in the following property:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
21c Hotel Nashville	Nashville, TN	July 29, 2022	Accor Hotels	124	$59,000

The acquisition of the 21c Hotel Nashville was accounted for as an asset acquisition, whereby approximately $1.0 million of transactions costs were capitalized as part of the cost of the acquisition. The allocation of the costs for the property acquired was as follows (in thousands):

September 30, 2022
Land and improvements	$19,777
Buildings and improvements	36,169
Furniture, fixtures and equipment	4,075
Total purchase price	$60,021

During the nine months ended September 30, 2021, the Company acquired a 100% interest in the following property:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hampton Inn and Suites Atlanta Midtown	Atlanta, GA	August 5, 2021	Aimbridge Hospitality	186	$58,000

The acquisition of the Hampton Inn and Suites Atlanta Midtown was accounted for as an asset acquisition, whereby approximately $0.8 million of transactions costs were capitalized as part of the cost of the acquisition. The allocation of the costs for the property acquired was as follows (in thousands):

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

5.            Sale of Hotel Properties

In connection with the sale of hotel properties for the nine months ended September 30, 2022 and 2021, the Company recorded net gains of $1.0 million and $3.1 million, respectively.

During the nine months ended September 30, 2022, the Company sold the following hotel properties in two separate transactions for a combined sales price of approximately $49.9 million:

Hotel Property Name	Location	Sale Date	Rooms
Marriott Denver Airport @ Gateway Park	Aurora, CO	March 8, 2022	238
SpringHill Suites Denver North Westminster	Westminster, CO	April 19, 2022	164
		Total	402

During the nine months ended September 30, 2021, the Company sold the following hotel properties in six separate transactions for a combined sales price of approximately $39.5 million:

Hotel Property Name	Location	Sale Date	Rooms
Courtyard Houston Sugarland	Stafford, TX	January 21, 2021	112
Residence Inn Indianapolis Fishers	Indianapolis, IN	May 10, 2021	78
Residence Inn Chicago Naperville	Warrenville, IL	May 12, 2021	130
Fairfield Inn & Suites Chicago Southeast Hammond	Hammond, IN	July 15, 2021	94
Residence Inn Chicago Southeast Hammond	Hammond, IN	August 3, 2021	78
Courtyard Chicago Southeast Hammond	Hammond, IN	August 5, 2021	85
		Total	577

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended September 30, 2022				For the three months ended September 30, 2021
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$40,634	$3,254	$2,034	$45,922	$21,854	$983	$1,345	$24,182
Southern California	33,086	2,874	2,862	38,822	29,782	1,998	2,876	34,656
South Florida	21,445	4,151	2,151	27,747	21,317	2,738	2,029	26,084
Chicago	18,800	2,598	863	22,261	14,308	1,838	691	16,837
New York City	16,469	2,006	810	19,285	10,601	1,083	505	12,189
Boston	13,541	793	491	14,825	5,403	368	89	5,860
Washington, DC	12,900	377	704	13,981	8,292	175	562	9,029
Louisville	8,088	4,602	871	13,561	4,960	1,875	658	7,493
Pittsburgh	9,941	2,132	485	12,558	6,902	1,268	353	8,523
Denver	9,181	1,871	363	11,415	8,776	1,465	259	10,500
Houston	9,416	674	1,089	11,179	7,773	393	1,023	9,189
Atlanta	9,292	385	1,018	10,695	7,173	181	806	8,160
Austin	8,648	879	861	10,388	6,507	345	854	7,706
New Orleans	5,728	265	672	6,665	5,028	3	549	5,580
Charleston	4,983	602	466	6,051	7,873	896	612	9,381
Other	45,211	3,137	4,368	52,716	33,502	1,404	3,494	38,400
Total	$267,363	$30,600	$20,108	$318,071	$200,051	$17,013	$16,705	$233,769

	For the nine months ended September 30, 2022				For the nine months ended September 30, 2021
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$97,430	$7,640	$4,769	$109,839	$45,261	$1,628	$3,088	$49,977
South Florida	88,394	13,843	6,644	108,881	70,319	8,586	5,962	84,867
Southern California	87,778	6,696	7,635	102,109	64,247	3,720	6,807	74,774
Chicago	42,864	6,564	2,060	51,488	32,831	4,203	1,623	38,657
New York City	40,265	5,651	1,984	47,900	20,461	1,366	907	22,734
Washington DC	36,396	858	1,954	39,208	18,370	263	1,322	19,955
Louisville	23,861	9,761	2,626	36,248	10,292	3,185	1,681	15,158
Boston	31,211	2,339	1,112	34,662	10,057	479	194	10,730
Houston	27,973	2,035	2,988	32,996	20,344	657	2,460	23,461
Austin	28,148	2,423	2,411	32,982	16,066	884	2,042	18,992
Atlanta	27,252	1,437	2,835	31,524	14,822	332	1,904	17,058
Denver	24,138	5,492	1,043	30,673	16,496	2,762	816	20,074
Pittsburgh	22,422	5,330	1,206	28,958	16,973	2,211	728	19,912
New Orleans	24,222	691	2,111	27,024	12,035	32	1,590	13,657
Charleston	20,173	3,234	1,365	24,772	19,570	2,357	1,554	23,481
Other	131,291	8,661	12,255	152,207	81,233	3,573	9,282	94,088
Total	$753,818	$82,655	$54,998	$891,471	$469,377	$36,238	$41,960	$547,575

7.              Debt

The Company's debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Senior Notes, net	$988,716	$986,942
Revolver	—	200,000
Term Loans, net	816,316	815,004
Mortgage loans, net	407,720	407,492
Debt, net	$2,212,752	$2,409,438

Senior Notes

As of September 30, 2022 and December 31, 2021, respectively, the Company's Senior Notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate	Maturity Date	September 30, 2022	December 31, 2021
Senior Notes due 2029	4.00%	September 2029	$500,000	$500,000
Senior Notes due 2026	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(11,284)	(13,058)
Total senior notes, net			$988,716	$986,942
The indentures governing the Senior Notes contain customary covenants that limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to incur additional debt, create liens on assets, make distributions and pay dividends, make certain types of investments, issue guarantees of indebtedness, and make certain restricted payments. These limitations are subject to a number of exceptions and qualifications set forth in the indentures.

A summary of the various restrictive covenants for the Senior Notes are as follows:

	Covenant	Compliance
Maintenance Covenant
Unencumbered Asset to Unencumbered Debt Ratio	> 150.0%	Yes
Incurrence Covenants
Consolidated Indebtedness less than Adjusted Total Assets	< .65x	Yes
Consolidated Secured Indebtedness less than Adjusted Total Assets	< .45x	Yes
Interest Coverage Ratio	> 1.5x	Yes

As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants associated with the Senior Notes.

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
The $400 Million Term Loan Maturing 2023, the $225 Million Term Loan Maturing 2023, the $150 Million Term Loan Maturing 2023, and the $400 Million Term Loan Maturing 2025 are collectively referred to as the "Term Loans."

The Company's credit agreements consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at September 30, 2022 (1)	Maturity Date	September 30, 2022	December 31, 2021
Revolver (2)	—%	May 2024	$—	$200,000
$400 Million Term Loan Maturing 2023	3.74%	January 2023 (4)	203,944	203,944
$225 Million Term Loan Maturing 2023	3.32%	January 2023 (5)	114,718	114,718
$150 Million Term Loan Maturing 2023	2.63%	June 2023 (6)	100,000	100,000
$400 Million Term Loan Maturing 2025	3.12%	May 2025	400,000	400,000
			818,662	1,018,662
Deferred financing costs, net (3)			(2,346)	(3,658)
Total Revolver and Term Loans, net			$816,316	$1,015,004

(1)Interest rate at September 30, 2022 gives effect to interest rate hedges.
(2)At September 30, 2022 and December 31, 2021, there was $600.0 million and $400.0 million of remaining capacity on the Revolver, respectively. The Company also has the ability to extend the maturity date for an additional one year period ending May 2025 if certain conditions are satisfied.
(3)Excludes $2.0 million and $2.9 million as of September 30, 2022 and December 31, 2021, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.
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
(6)The Company has the option to extend the maturity one additional year to June 2024.

The Revolver and Term Loans are subject to various financial covenants. A summary of the most restrictive covenants is as follows:

	Original Covenant	Modified Covenant (3)	Compliance
Leverage ratio (1)	<= 7.00x	<= 7.00x	Yes
Fixed charge coverage ratio (2)	>= 1.50x	>= 1.50x	Yes
Secured indebtedness ratio	<= 45.0%	<= 45.0%	Yes
Unencumbered indebtedness ratio	<= 60.0%	<= 65.0%	Yes
Unencumbered debt service coverage ratio	>= 2.00x	>= 1.65x	Yes

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

Mortgage Loans

The Company's mortgage loans consisted of the following (dollars in thousands):

						Carrying Value at
	Number of Assets Encumbered	Interest Rate at September 30, 2022		Maturity Date		September 30, 2022	December 31, 2021
Mortgage loan (1)	7	3.30%	(3)	April 2023	(4)	$200,000	$200,000
Mortgage loan (1)	3	2.53%	(3)	April 2024	(5)	96,000	96,000
Mortgage loan (1)	4	3.43%	(3)	April 2024	(5)	85,000	85,000
Mortgage loan (2)	1	5.06%		January 2029		27,283	27,554
	15					408,283	408,554
Deferred financing costs, net						(563)	(1,062)
Total mortgage loans, net						$407,720	$407,492

(1)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(2)Includes $2.3 million and $2.6 million at September 30, 2022 and December 31, 2021, respectively, related to a fair value adjustment on this mortgage loan.
(3)Interest rate at September 30, 2022 gives effect to interest rate hedges.
(4)The mortgage loan provides for an additional one year extension option.
(5)The mortgage loan provides two one year extension options.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. In addition certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. At September 30, 2022 and December 31, 2021, one and two mortgage loans, respectively, were in cash trap events. In addition, the DSCR covenant for one mortgage loan has been waived through December 31, 2022.

At September 30, 2022 and December 31, 2021, there was approximately $20.4 million and $22.4 million, respectively, of restricted cash held by lenders due to cash trap events.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Senior Notes	$9,695	$11,747	$29,125	$24,374
Revolver and Term Loans	7,870	11,780	26,975	43,216
Mortgage loans	3,388	2,580	9,926	10,328
Amortization of deferred financing costs	1,420	1,527	4,522	4,211
Non-cash interest expense related to interest rate hedges	252	(701)	493	(935)
Total interest expense	$22,625	$26,933	$71,041	$81,194

8.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

			Notional value at		Fair value at
Hedge type	Interest rate	Maturity	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Swap-cash flow (1)	2.29%	December 2022	$200,000	$200,000	$717	$(4,077)
Swap-cash flow (1)	2.29%	December 2022	125,000	125,000	449	(2,545)
Swap-cash flow (2)	2.38%	December 2022	—	87,780	—	(1,879)
Swap-cash flow (2)	2.38%	December 2022	—	36,875	—	(789)
Swap-cash flow (3)	1.28%	September 2022	—	100,000	—	(759)
Swap-cash flow	2.39%	December 2023	75,000	75,000	1,789	(2,504)
Swap-cash flow	2.51%	December 2023	75,000	75,000	1,671	(2,692)
Swap-cash flow	2.75%	November 2023	100,000	100,000	1,658	(3,893)
Swap-cash flow	1.24%	September 2025	150,000	150,000	12,033	(860)
Swap-cash flow	1.16%	April 2024	50,000	50,000	2,463	(338)
Swap-cash flow	1.20%	April 2024	50,000	50,000	2,430	(387)
Swap-cash flow	1.15%	April 2024	50,000	50,000	2,471	(327)
Swap-cash flow	1.10%	April 2024	50,000	50,000	2,511	(267)
Swap-cash flow	0.98%	April 2024	25,000	25,000	1,304	(61)
Swap-cash flow	0.95%	April 2024	25,000	25,000	1,316	(43)
Swap-cash flow (4)	0.93%	April 2024	25,000	25,000	1,324	(31)
Swap-cash flow (4)	0.90%	April 2024	25,000	25,000	1,336	(13)
Swap-cash flow (4)	0.85%	December 2024	50,000	50,000	3,607	221
Swap-cash flow (4)	0.75%	December 2024	50,000	50,000	3,716	372
Swap-cash flow (4)	0.65%	January 2026	50,000	50,000	5,294	955
			$1,175,000	$1,399,655	$46,089	$(19,917)

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

As of September 30, 2022 and December 31, 2021, the aggregate fair value of the interest rate swap assets of $46.1 million and $1.5 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2021, the aggregate fair value of the interest rate swap liabilities of $21.5 million was included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

As of September 30, 2022, there was approximately $41.8 million of unrealized gains included in accumulated other comprehensive income (loss) related to interest rate swaps. As of December 31, 2021, there was approximately $17.1 million of unrealized losses included in accumulated other comprehensive income (loss) related to interest rate swaps. There was no ineffectiveness recorded during the three or nine month periods ended September 30, 2022 or 2021. For the three and nine months ended September 30, 2022, approximately $1.3 million and $6.8 million, respectively, of the amounts included in accumulated other comprehensive income (loss) were reclassified into interest expense for the interest rate swaps. For the three and nine months ended September 30, 2021, approximately $5.0 million and $18.9 million, respectively, of the amounts included in accumulated other comprehensive income (loss) were reclassified into interest expense for the interest rate swaps. Approximately $24.1 million of the unrealized gains included in accumulated other comprehensive income (loss) at September 30, 2022 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$988,716	$822,500	$986,942	$999,060
Revolver and Term Loans, net	816,316	801,999	1,015,004	1,006,647
Mortgage loans, net	407,720	385,807	407,492	401,387
Debt, net	$2,212,752	$2,010,306	$2,409,438	$2,407,094

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 (in thousands):

	Fair Value at September 30, 2022
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$46,089	$—	$46,089
Total	$—	$46,089	$—	$46,089

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$1,548	$—	$1,548
Interest rate swap liability	—	(21,465)	—	(21,465)
Total	$—	$(19,917)	$—	$(19,917)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of September 30, 2022 and December 31, 2021.

11.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents). The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of September 30, 2022 and December 31, 2021, approximately $51.5 million and $48.5 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes, insurance and debt obligations where certain lenders held restricted cash due to a cash trap event.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of September 30, 2022, 96 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from one to 25 years. This number includes 34 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 2.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2022, the Company incurred management fee expense of approximately $10.4 million and $29.0 million, respectively. For the three and nine months ended September 30, 2021, the Company incurred management fee expense of approximately $7.0 million and $16.4 million, respectively.

Franchise Agreements

As of September 30, 2022, 60 of the Company’s consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 34 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, two hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee, between 3.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2022, the Company incurred franchise fee expense of approximately $16.2 million and $46.2 million, respectively. For the three and nine months ended September 30, 2021, the Company incurred franchise fee expense of approximately $12.9 million and $30.5 million, respectively.

Wyndham Agreements

In 2019, the Company entered into an agreement with Wyndham to terminate the net operating income guarantee and received termination payments totaling $36.0 million from Wyndham. For the three and nine months ended September 30, 2022, the Company recognized approximately $1.2 million and $3.3 million, respectively, as a reduction in management and franchise fee expense related to the amortization of the termination payments over the remaining terms of the management agreements. For the three and nine months ended September 30, 2021, the Company recognized approximately $3.7 million and $12.7 million, respectively, as a reduction in management and franchise fee expense related to the amortization of the termination payments over the remaining terms of the management agreements.

12.       Equity

Common Shares of Beneficial Interest

During the nine months ended September 30, 2022, the Company declared a cash dividend of $0.01 per common share in each of the first and second quarters of 2022 and a cash dividend of $0.05 per common share in the third quarter of 2022. During the nine months ended September 20, 2021, the Company declared a cash dividend of $0.01 per common share in each of the first, second and third quarters of 2021.

On April 29, 2022, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2022 to May 8, 2023 (the "2022 Share Repurchase Program"). During the nine months ended September 30, 2022, the Company repurchased and retired approximately 4.2 million common shares for approximately $50.0 million. As of September 30, 2022, the 2022 Share Repurchase Program had a remaining capacity of $200.0 million.

Series A Preferred Shares

During the nine months ended September 30, 2022 and 2021, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first, second and third quarters of 2022 and 2021.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of September 30, 2022, 771,831 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of September 30, 2022 is as follows:

	2022
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	2,380,283	$15.43
Granted	569,600	15.10
Vested	(634,350)	15.67
Forfeited	(28,213)	12.86
Unvested at September 30, 2022	2,287,320	$15.31

For the three and nine months ended September 30, 2022, the Company recognized approximately $3.5 million and $10.7 million, respectively, of share-based compensation expense related to restricted share awards. For the three and nine months ended September 30, 2021, the Company recognized approximately $3.6 million and $8.5 million, respectively, of share-based compensation expense related to restricted share awards. As of September 30, 2022, there was $23.7 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 1.7 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the nine months ended September 30, 2022 and 2021 was approximately $8.8 million and $7.4 million, respectively.

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
(1) In February 2022, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 133,000 restricted shares. Half of the restricted shares vested immediately with the remaining half vesting in February 2023. As of September 30, 2022, there were approximately 67,000 unvested restricted shares related to the conversion of the performance units. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the nine months ended September 30, 2022 was approximately $0.8 million.

For the three and nine months ended September 30, 2022, the Company recognized approximately $1.9 million and $5.4 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and nine months ended September 30, 2021, the Company recognized approximately $1.5 million and $4.2 million, respectively, of share-based compensation expense related to the performance unit awards. As of September 30, 2022, there was $12.5 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 1.9 years.

 As of September 30, 2022, there were 3,553,973 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and nine months ended September 30, 2022 and 2021, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to RLJ	$17,594	$(148,007)	$35,312	$(277,440)
Less: Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Less: Dividends paid on unvested restricted shares	(118)	(25)	(167)	(61)
Less: Undistributed earnings attributable to unvested restricted shares	(46)	—	(73)	—
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$11,151	$(154,311)	$16,236	$(296,337)

Denominator:
Weighted-average number of common shares - basic	160,368,297	164,068,011	162,681,840	163,964,227
Unvested restricted shares	311,171	—	319,985	—
Unvested performance units	105,241	—	62,637	—
Weighted-average number of common shares - diluted	160,784,709	164,068,011	163,064,462	163,964,227

Net income (loss) per share attributable to common shareholders - basic	$0.07	$(0.94)	$0.10	$(1.81)

Net income (loss) per share attributable to common shareholders - diluted	$0.07	$(0.94)	$0.10	$(1.81)

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$488,146	$624,551
Restricted cash reserves	51,504	35,763
Cash, cash equivalents, and restricted cash reserves	$539,650	$660,314

Interest paid	$76,768	$78,578

Income taxes paid	$850	$154

Operating cash flow lease payments for operating leases	$12,438	$8,985

Right-of-use asset and liability adjustment due to remeasurement	$(2,473)	$—

Supplemental investing and financing transactions
In connection with the acquisitions of hotel properties, the Company recorded the following:
Purchase of hotel properties	$59,000	$58,000
Transaction costs	1,021	813
Operating prorations	(802)	(244)
Acquisition of hotel properties, net	$59,219	$58,569

In connection with the sales of hotel properties, the Company recorded the following:
Sales price	$49,900	$39,507
Transaction costs	(856)	(2,158)
Operating prorations	(991)	(1,132)
Proceeds from the sale of hotel properties, net	$48,053	$36,217

Supplemental non-cash transactions
Accrued capital expenditures	$2,363	$3,472

16.       Subsequent Events

Subsequent to the quarter ended September 30, 2022, the Company repurchased and retired approximately 0.7 million common shares for approximately $7.1 million.

In October 2022, the Company exited the Covenant Relief Pledged Collateral Period under its Revolver and Term Loan agreements, which required equity pledges of certain subsidiaries.

In October 2022, the Company exercised its option to extend the maturities to January 2024 of approximately $151.7 million of the principal balance of its $400.0 Million Term Loan Maturing 2023 and approximately $73.0 million of the principal balance of its $225.0 Million Term Loan Maturing 2023.

In November 2022, the Company amended its $150.0 Million Term Loan Maturing 2023 to increase the amount of the term loan up to $200.0 million and extend the maturity to January 2026. A portion of this term loan will be used to repay the principal balances of certain of the Company's other term loans.

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

Statement Regarding Forward-Looking Information

The following information contains certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the use of the words "believe," "project," "expect," "anticipate," "estimate," "plan," "may," "will," "will continue," "intend," "should," or similar expressions.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.

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

As of September 30, 2022, we owned 97 hotel properties with approximately 21,400 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 95 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 96 hotel properties in which we hold a controlling interest, and we record the real estate interests in the one hotel property in which we hold a 50% non-controlling interest using the equity method of accounting. We lease 96 of the 97 hotel properties to our TRS, of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership. As of September 30, 2022, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the OP units.

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

•Purchased and retired approximately 4.9 million shares for $57.1 million under a new share repurchase program.

•Acquired the 124-room 21c Hotel in Nashville, Tennessee for $59.0 million.

•Satisfied the requirements to exit the Covenant Relief Period, Leverage Relief Period, and Covenant Relief Pledged Collateral Period under our Revolver and Term Loan agreements.

•Amended a term loan agreement to increase the amount of the term loan up to $200.0 million and extend the maturity to January 2026.

•Exercised a one-year extension option on approximately $225.0 of the principal balances on certain term loans extending the maturities to January 2024.

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

Results of Operations

At September 30, 2022 and 2021, we owned 97 and 98 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2022 and 2021.  The non-comparable properties include ten hotel properties that were sold or otherwise disposed in 2022 and 2021 and four acquisitions that were completed in 2022 and 2021.

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

	For the three months ended September 30,
	2022	2021	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$267,363	$200,051	$67,312
Food and beverage revenue	30,600	17,013	13,587
Other revenue	20,108	16,705	3,403
Total revenues	318,071	233,769	84,302
Expenses
Operating expenses
Room expense	68,394	51,951	16,443
Food and beverage expense	23,375	12,576	10,799
Management and franchise fee expense	25,390	16,225	9,165
Other operating expenses	82,021	67,599	14,422
Total property operating expenses	199,180	148,351	50,829
Depreciation and amortization	46,559	47,065	(506)
Impairment loss	—	138,899	(138,899)
Property tax, insurance and other	20,744	21,290	(546)
General and administrative	13,446	12,630	816
Transaction costs	(773)	(154)	(619)
Total operating expenses	279,156	368,081	(88,925)
Other income, net	710	676	34
Interest income	1,281	222	1,059
Interest expense	(22,625)	(26,933)	4,308
(Loss) gain on sale of hotel properties, net	(57)	1,947	(2,004)
Gain on extinguishment of indebtedness, net	—	7,100	(7,100)
Income (loss) before equity in loss from unconsolidated joint ventures	18,224	(151,300)	169,524
Equity in loss from unconsolidated joint ventures	(150)	(232)	82
Income (loss) before income tax expense	18,074	(151,532)	169,606
Income tax expense	(391)	(286)	(105)
Net income (loss)	17,683	(151,818)	169,501
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(53)	727	(780)
Noncontrolling interest in consolidated joint ventures	(36)	3,084	(3,120)
Net income (loss) attributable to RLJ	17,594	(148,007)	165,601
Preferred dividends	(6,279)	(6,279)	—
Net income (loss) attributable to common shareholders	$11,315	$(154,286)	$165,601

Revenues

Total revenues increased $84.3 million to $318.1 million for the three months ended September 30, 2022 from $233.8 million for the three months ended September 30, 2021. The increase was the result of a $67.3 million increase in room revenue, a $13.6 million increase in food and beverage revenue, and a $3.4 million increase in other revenue.

Room Revenue

Room revenue increased $67.3 million to $267.4 million for the three months ended September 30, 2022 from $200.1 million for the three months ended September 30, 2021.  The increase was the result of a $63.9 million increase in room revenue attributable to the comparable properties and a $3.4 million increase in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was attributable to an increase in RevPAR, including a significant increase in ADR, resulting from an increase in demand as compared to the prior period. Though RevPAR increased over the comparable period in 2021, it remained below the comparable period in 2019.

The following are the quarter-to-date key hotel operating statistics for the comparable properties:

	For the three months ended September 30,
	2022	2021	2019
Occupancy	72.8%	63.9%	80.5%
ADR	$186.97	$160.17	$179.13
RevPAR	$136.09	$102.36	$144.13

Food and Beverage Revenue

Food and beverage revenue increased $13.6 million to $30.6 million for the three months ended September 30, 2022 from $17.0 million for the three months ended September 30, 2021. The increase was the result of a $13.1 million increase in food and beverage revenue attributable to the comparable properties and a $0.5 million increase in food and beverage revenue attributable to the non-comparable properties. The increase in food and beverage revenue attributable to the comparable properties was due to an increase in group business and the reopening of certain food and beverage outlets.

Other Revenue

Other revenue increased $3.4 million to $20.1 million for the three months ended September 30, 2022 from $16.7 million for the three months ended September 30, 2021.  The increase was the result of a $3.2 million increase in other revenue attributable to the comparable properties and a $0.2 million increase in other revenue attributable to the non-comparable properties. The increase in other revenue attributable to the comparable properties was primarily due to an increase in parking fees, resort fees, and cancellation fees that corresponded to the increase in demand over the prior period.

Property Operating Expenses

Property operating expenses increased $50.8 million to $199.2 million for the three months ended September 30, 2022 from $148.4 million for the three months ended September 30, 2021. The increase was due to a $51.9 million increase in property operating expenses attributable to the comparable properties, which was partially offset by a $1.1 million decrease in property operating expenses attributable to the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the three months ended September 30,
	2022	2021	$ Change
Room expense	$66,473	$49,898	$16,575
Food and beverage expense	22,694	12,320	10,374
Management and franchise fee expense	24,209	15,544	8,665
Other operating expenses	79,528	63,262	16,266
Total property operating expenses	$192,904	$141,024	$51,880

The increase in property operating expenses attributable to the comparable properties corresponded to an increase in demand over the prior period. Management and franchise fee expense for the three months ended September 30, 2022 and 2021 included a reduction to management and franchise fee expense of $1.2 million and $3.7 million, respectively, related to the recognition of the Wyndham termination payment. The decrease in the recognition of the Wyndham termination payment was primarily due to certain Wyndham agreements expiring in 2021.

Impairment Loss

During the three months ended September 30, 2021, we recorded an impairment loss of $138.9 million related to the DoubleTree Metropolitan New York City as we determined that the carrying value of the hotel property was not recoverable. There was no impairment loss recorded during the three months ended September 30, 2022.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $0.5 million to $20.7 million for the three months ended September 30, 2022 from $21.3 million for the three months ended September 30, 2021.  The decrease was attributable to a $1.5 million decrease in property tax, insurance and other expense attributable to the non-comparable properties, which was partially offset by a $1.0 million increase in property tax, insurance and other expense attributable to the comparable properties. The increase in property tax, insurance and other expense attributable to the comparable properties was primarily related to an increase in insurance premiums and an increase in ground rent expense caused by higher percentage rent obligations and the impact of increases in the consumer price index.

General and Administrative

General and administrative expense increased $0.8 million to $13.4 million for the three months ended September 30, 2022 from $12.6 million for the three months ended September 30, 2021.  The increase was primarily attributable to an increase in non-cash compensation expense and an increase in payroll tax expense due to payroll tax credits in the prior year that did not recur in the current year.

Interest Expense

Interest expense decreased $4.3 million to $22.6 million for the three months ended September 30, 2022 from $26.9 million for the three months ended September 30, 2021. Interest expense decreased due to lower average debt balances and lower effective interest rates, including the impact of exiting the Covenant Relief Period under our Revolver and Term Loan agreements. The components of our interest expense for the three months ended September 30, 2022 and 2021 were as follows (in thousands):

	For the three months ended September 30,
	2022	2021	$ Change
Senior Notes	$9,695	$11,747	$(2,052)
Revolver and Term Loans	7,870	11,780	(3,910)
Mortgage loans	3,388	2,580	808
Amortization of deferred financing costs	1,420	1,527	(107)
Non-cash interest expense related to interest rate hedges	252	(701)	953
Total interest expense	$22,625	$26,933	$(4,308)

(Loss) Gain on Sale of Hotel Properties, net

During the three months ended September 30, 2021, we sold three hotel properties for an aggregate sales price of approximately $21.8 million and recorded a net gain on sale of approximately $1.5 million. There were no hotels sold during the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

	For the nine months ended September 30,
	2022	2021	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$753,818	$469,377	$284,441
Food and beverage revenue	82,655	36,238	46,417
Other revenue	54,998	41,960	13,038
Total revenues	891,471	547,575	343,896
Expenses
Operating expenses
Room expense	188,015	124,276	63,739
Food and beverage expense	61,314	25,841	35,473
Management and franchise fee expense	71,846	34,216	37,630
Other operating expenses	227,563	173,602	53,961
Total property operating expenses	548,738	357,935	190,803
Depreciation and amortization	140,346	140,923	(577)
Impairment losses	—	144,845	(144,845)
Property tax, insurance and other	66,206	65,419	787
General and administrative	40,928	35,564	5,364
Transaction costs	(575)	101	(676)
Total operating expenses	795,643	744,787	50,856
Other income (expense), net	8,716	(8,579)	17,295
Interest income	1,800	826	974
Interest expense	(71,041)	(81,194)	10,153
Gain on sale of hotel properties, net	996	3,133	(2,137)
Gain on extinguishment of indebtedness, net	—	893	(893)
Income (loss) before equity in income (loss) from unconsolidated joint ventures	36,299	(282,133)	318,432
Equity in income (loss) from unconsolidated joint ventures	255	(470)	725
Income (loss) before income tax expense	36,554	(282,603)	319,157
Income tax expense	(1,139)	(554)	(585)
Net income (loss)	35,415	(283,157)	318,572
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(74)	1,391	(1,465)
Noncontrolling interest in consolidated joint ventures	(29)	4,326	(4,355)
Net income (loss) attributable to RLJ	35,312	(277,440)	312,752
Preferred dividends	(18,836)	(18,836)	—
Net income (loss) attributable to common shareholders	$16,476	$(296,276)	$312,752

Revenues

Total revenues increased $343.9 million to $891.5 million for the nine months ended September 30, 2022 from $547.6 million for the nine months ended September 30, 2021. The increase was the result of a $284.4 million increase in room revenue, a $46.4 million increase in food and beverage revenue, and a $13.0 million increase in other revenue.

Room Revenue

Room revenue increased $284.4 million to $753.8 million for the nine months ended September 30, 2022 from $469.4 million for the nine months ended September 30, 2021.  The increase was the result of a $276.5 million increase in room revenue attributable to the comparable properties, and a $7.9 million increase in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was attributable to an increase in RevPAR, including a significant increase in ADR, resulting from an increase in demand over the prior period. The increase was also attributable to the impact of hotels that were closed for all or a portion of the prior period being open for the entirety of the current period. Though RevPAR increased over the comparable period in 2021, it remained below the comparable period in 2019.

The following are the year-to-date key hotel operating statistics for the comparable properties:

	For the nine months ended September 30,
	2022	2021	2019
Occupancy	69.6%	56.2%	80.0%
ADR	$186.57	$143.73	$186.17
RevPAR	$129.94	$80.75	$148.86

Food and Beverage Revenue

Food and beverage revenue increased $46.4 million to $82.7 million for the nine months ended September 30, 2022 from $36.2 million for the nine months ended September 30, 2021. The increase was the result of a $45.2 million increase in food and beverage revenue attributable to the comparable properties and a $1.3 million increase in food and beverage revenue attributable to the non-comparable properties. The increase in food and beverage revenue attributable to the comparable properties was due to an increase in group business and the reopening of certain food and beverage outlets. The increase was also attributable to the impact of hotels that were closed for all or a portion of the prior period being open for the entirety of the current period.

Other Revenue

Other revenue increased $13.0 million to $55.0 million for the nine months ended September 30, 2022 from $42.0 million for the nine months ended September 30, 2021.  The increase was the result of a $12.1 million increase in other revenue attributable to the comparable properties and a $0.9 million increase in other revenue attributable to the non-comparable properties. The increase in other revenue attributable to the comparable properties was primarily due to an increase in parking fees, resort fees, and gift shop sales that corresponded to the increase in demand over the prior period.

Property Operating Expenses

Property operating expenses increased $190.8 million to $548.7 million for the nine months ended September 30, 2022 from $357.9 million for the nine months ended September 30, 2021. The increase was due to a $193.3 million increase in property operating expenses attributable to the comparable properties, which was partially offset by a $2.5 million decrease in property operating expenses attributable to the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the nine months ended September 30,
	2022	2021	$ Change
Room expense	$182,827	$118,963	$63,864
Food and beverage expense	59,866	25,359	34,507
Management and franchise fee expense	68,895	32,365	36,530
Other operating expenses	220,830	162,452	58,378
Total property operating expenses	$532,418	$339,139	$193,279

The increase in property operating expenses attributable to the comparable properties corresponded to an increase in demand over the prior period. The increase was also attributable to the impact of hotels that were closed for all or a portion of the prior period being open for the entirety of the current period. Management and franchise fee expense for the nine months ended September 30, 2022 and 2021 included a reduction in management and franchise fee expense of $3.3 million and $12.7 million, respectively, related to the recognition of the Wyndham termination payment. The decrease in the recognition of the Wyndham termination payment was due to certain Wyndham agreements expiring in 2021 coupled with the remaining agreements being extended and recognized over a longer period.

Impairment Losses

During the nine months ended September 30, 2021, we recorded impairment losses of $5.9 million related to two hotel properties that were sold in May 2021. In addition, we recorded an impairment loss of $138.9 million related to the DoubleTree Metropolitan New York City as we determined that the carrying value of the hotel property was not recoverable. There was no impairment loss recorded during the nine months ended September 30, 2022.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $0.8 million to $66.2 million for the nine months ended September 30, 2022 from $65.4 million for the nine months ended September 30, 2021.  The increase was attributable to a $5.4 million increase in property tax, insurance and other expense attributable to the comparable properties, which was partially offset by a $4.6 million decrease in property tax, insurance and other expense attributable to the non-comparable properties. The increase in property tax, insurance and other expense attributable to the comparable properties was attributable to recognizing a larger benefit during the nine months ended September 30, 2021 than during the nine months ended September 30, 2022 related to the reversal of accrued real estate tax liabilities in excess of the amounts owed for certain of our California hotels acquired in our merger with FelCor Lodging Trust. Additionally, the increase was attributable to an increase in insurance premiums and an increase in ground rent expense caused by higher percentage rent obligations and the impact of increases in the consumer price index.

General and Administrative

General and administrative expense increased $5.4 million to $40.9 million for the nine months ended September 30, 2022 from $35.6 million for the nine months ended September 30, 2021. The increase was primarily attributable to an increase in non-cash compensation expense and an increase in payroll tax expense due to payroll tax credits in the prior year that did not recur in the current year.

Other Income (Expense), net

Other income (expense), net increased $17.3 million to income of $8.7 million for the nine months ended September 30, 2022 from expense of $8.6 million for the nine months ended September 30, 2021. The increase was primarily attributable to the reclassification of unrealized gains and losses from accumulated other comprehensive income (loss) due to the discontinuation of certain cash flow hedges in each of the periods.

Interest Expense

Interest expense decreased $10.2 million to $71.0 million for the nine months ended September 30, 2022 from $81.2 million for the nine months ended September 30, 2021.  Interest expense decreased due to lower average debt balances and lower effective interest rates, including the impact of exiting the Covenant Relief Period under our Revolver and Term Loan agreements. The components of our interest expense for the nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	For the nine months ended September 30,
	2022	2021	$ Change
Senior Notes	$29,125	$24,374	$4,751
Revolver and Term Loans	26,975	43,216	(16,241)
Mortgage loans	9,926	10,328	(402)
Amortization of deferred financing costs	4,522	4,211	311
Non-cash interest expense related to interest rate hedges	493	(935)	1,428
Total interest expense	$71,041	$81,194	$(10,153)

Gain on Sale of Hotel Properties, net

During the nine months ended September 30, 2022, we sold two hotel properties for an aggregate sales price of approximately $49.9 million and recorded a net gain on sale of approximately $1.0 million. During the nine months ended September 30, 2021, we sold six hotel properties for an aggregate sales price of approximately $39.5 million and recorded a net gain on sale of approximately $2.6 million.

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

The following table is a reconciliation of our GAAP net income (loss) to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$17,683	$(151,818)	$35,415	$(283,157)
Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Depreciation and amortization	46,559	47,065	140,346	140,923
Loss (gain) on sale of hotel properties, net	57	(1,947)	(996)	(3,133)
Impairment losses	—	138,899	—	144,845
Noncontrolling interest in consolidated joint ventures	(36)	3,084	(29)	4,326
Adjustments related to consolidated joint ventures (1)	(47)	(2,476)	(144)	(2,626)
Adjustments related to unconsolidated joint ventures (2)	241	291	831	876
FFO	58,178	26,819	156,587	(16,782)
Transaction costs	(773)	(154)	(575)	101
Gain on extinguishment of indebtedness, net	—	(7,100)	—	(893)
Amortization of share-based compensation	5,420	5,165	16,074	12,765
Corporate and property-level severance (3)	—	904	—	904
Derivative (gains) losses in accumulated other comprehensive income (loss) reclassified to earnings (4)	—	—	(5,866)	10,658
Other expenses (5)	1,169	1,711	2,068	2,120
Adjusted FFO	$63,994	$27,345	$168,288	$8,873

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
(4)Reclassification of interest rate swap (gains) losses from accumulated other comprehensive income (loss) to earnings for discontinued interest rate hedges.
(5)Represents expenses and income outside of the normal course of operations, including $0.3 million and $0.5 million of non-cash interest expense related to discontinued interest rate hedges, and $0.9 million and $1.5 million of pre-opening costs during the three and nine months ended September 30, 2022, respectively. Other expenses for the three and nine months ended September 30, 2021 included hurricane costs not covered by insurance of $1.5 million.

EBITDA and EBITDAre

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

The following table is a reconciliation of our GAAP net income (loss) to EBITDA, EBITDAre and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$17,683	$(151,818)	$35,415	$(283,157)
Depreciation and amortization	46,559	47,065	140,346	140,923
Interest expense, net of interest income	21,344	26,711	69,241	80,368
Income tax expense	391	286	1,139	554
Adjustments related to unconsolidated joint ventures (1)	354	408	1,169	1,225
EBITDA	86,331	(77,348)	247,310	(60,087)
Loss (gain) on sale of hotel properties, net	57	(1,947)	(996)	(3,133)
Impairment losses	—	138,899	—	144,845
EBITDAre	86,388	59,604	246,314	81,625
Transaction costs	(773)	(154)	(575)	101
Gain on extinguishment of indebtedness, net	—	(7,100)	—	(893)
Amortization of share-based compensation	5,420	5,165	16,074	12,765
Corporate and property-level severance (2)	—	904	—	904
Derivative (gains) losses in accumulated other comprehensive income (loss) reclassified to earnings (3)	—	—	(5,866)	10,658
Other expenses (4)	917	1,711	1,575	2,120
Adjusted EBITDA	$91,952	$60,130	$257,522	$107,280

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint ventures.
(2)Severance for the three and nine months ended September 30, 2021 includes severance for associates at hotels operating under collective bargaining agreements.
(3)Reclassification of interest rate swap (gains) losses from accumulated other comprehensive income (loss) to earnings for discontinued interest rate hedges.
(4)Represents expenses and income outside of the normal course of operations, including $0.9 million and $1.5 million of pre-opening costs during the three and nine months ended September 30, 2022, respectively. Other expenses for the three and nine months ended September 30, 2021 includes hurricane costs not covered by insurance of $1.5 million.

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

As of September 30, 2022, we had $539.7 million of cash and cash equivalents and restricted cash reserves.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $203.7 million and $20.2 million for the nine months ended September 30, 2022 and 2021, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the nine months ended September 30, 2022 and 2021.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $97.8 million for the nine months ended September 30, 2022 primarily due to a $59.2 million acquisition of a hotel property and $86.6 million in capital improvements and additions to our hotel properties. The net cash flow used in investing activities was partially offset by $48.1 million in proceeds from the sale of hotel properties.

The net cash flow used in investing activities totaled $63.9 million for the nine months ended September 30, 2021 primarily due to a $58.6 million acquisition of a hotel property, $36.2 million in routine capital improvements and additions to our hotel properties and $5.0 million in purchase deposits paid. The net cash flow used in investing activities was partially offset by $36.2 million in proceeds from the sale of hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $280.1 million for the nine months ended September 30, 2022 primarily due to the $200.0 million repayment of the outstanding balance on the Revolver, $50.0 million paid to repurchase common shares under a share repurchase program, $24.0 million in distributions to shareholders and unitholders, $2.6 million in distributions to joint venture partners, and $3.6 million paid to repurchase common shares to satisfy employee tax withholding requirements.

The net cash flow used in financing activities totaled $230.8 million for the nine months ended September 30, 2021 primarily due to the redemption of the $475.0 million senior notes due 2025 with a redemption premium of $9.5 million, $200.0 million in repayment on the Revolver, $356.3 million in repayment of term loans, $149.2 million in repayment of mortgage loans, $23.9 million in distributions to shareholders and unitholders, $14.0 million in deferred financing cost payments, $2.5 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $1.5 million in scheduled mortgage loan principal payments. The net cash flow used in financing activities was partially offset by $1.0 billion in gross proceeds from the issuances of the senior notes.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2022, approximately $43.9 million was held in FF&E reserve accounts for future capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2022, we had approximately $1.2 billion of total variable rate debt outstanding (or 53.9% of total indebtedness) with a weighted-average interest rate of 3.21% per annum. After taking into consideration the effect of interest rate swaps, 98.9% of our total indebtedness was fixed or effectively fixed. As of September 30, 2022, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $0.2 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2022, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate debt (1)	$—	$—	$—	$—	$500,000	$525,000	$1,025,000
Weighted-average interest rate	—%	—%	—%	—%	3.75%	4.05%	3.90%
Variable rate debt (1)	$—	$618,662	$181,000	$400,000	$—	$—	$1,199,662
Weighted-average interest rate (2)	—%	3.34%	2.95%	3.12%	—%	—%	3.21%
Total (3)	$—	$618,662	$181,000	$400,000	$500,000	$525,000	$2,224,662

(1)Excludes $2.3 million, $0.6 million and $11.3 million of net deferred financing costs on the Term Loans, mortgage loans and Senior Notes, respectively.
(2)The weighted-average interest rate gives effect to interest rate swaps, as applicable.
(3)Excludes $2.3 million related to a fair value adjustment on debt.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of September 30, 2022, the estimated fair value of our fixed rate debt was $845.8 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $38.6 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.            Risk Factors

For a discussion of our potential risks and uncertainties, please refer to the "Risk Factors" section in our Annual Report, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in our Annual Report.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2022 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended September 30, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2022 through July 31, 2022	232,376	$10.99	232,376	16,012,811
August 1, 2022 through August 31, 2022	—	$—	—	16,583,749
September 1, 2022 through September 30, 2022	654	$12.20	—	19,762,847
Total	233,030		232,376
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

RLJ LODGING TRUST

Dated: November 3, 2022	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: November 3, 2022	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 3, 2022	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)