Form 10-K
period 2022-12-31
RLJ Lodging Trust
filed 2023-02-28
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The aggregate market value of the 158,417,997 common shares of beneficial interest held by non-affiliates of the Registrant was approximately $1,747,350,507 based on the closing price of $11.03 as reported on the New York Stock Exchange for such common shares of beneficial interest on June 30, 2022.
As of February 21, 2023, 162,563,117 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2022.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the use of the words "believe," "project," "expect," "anticipate," "estimate," "plan," "may," "will," "will continue," "intend," "should," "may" or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.
Factors that might cause actual outcomes to differ materially from our forward-looking statements include the following: the current global economic uncertainty, increased direct and indirect competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, declines in the lodging industry, seasonality of the lodging industry, risks related to natural disasters, such as earthquakes and hurricanes, hostilities, including future terrorist attacks or fear of hostilities that affect travel, epidemics and/or pandemics, our ability to obtain lines of credit or permanent financing on satisfactory terms, inflation and changes in interest rates, access to capital through offerings of our common and preferred shares of beneficial interest, or debt, our ability to identify suitable acquisitions, our ability to close on identified acquisitions and integrate those businesses, and inaccuracies of our accounting estimates. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" within this Annual Report on Form 10-K. Given these uncertainties, undue reliance should not be placed on such statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Except where the context suggests otherwise, we define certain terms in this Annual Report on Form 10-K as follows:
•"our company," "we," "us" and "our" refer to RLJ Lodging Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries, including RLJ Lodging Trust, L.P., a Delaware limited partnership, which we refer to as the "Operating Partnership";
•"our hotel properties" refers to the 97 hotels owned by us as of December 31, 2022;
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

PART I
Item 1.    Business
Our Company
We are a self-advised and self-administered Maryland real estate investment trust ("REIT") that owns primarily premium-branded, rooms-oriented, high-margin, focused-service and compact full-service hotels located within heart of demand locations. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in markets that we believe exhibit multiple demand generators and attractive long-term growth prospects. We believe premium-branded, focused-service and compact full-service hotels with these characteristics generate high levels of RevPAR, strong operating margins and attractive returns.
As of December 31, 2022, we owned 97 hotel properties with approximately 21,400 rooms, located in 23 states and the District of Columbia. We owned, through wholly-owned subsidiaries, a 100% interest in 95 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 96 hotel properties in which we hold a controlling financial interest, and we record the real estate interest in the one hotel property in which we hold an indirect 50% non-controlling interest using the equity method of accounting. We lease 96 of the 97 hotel properties to our TRSs, of which we own a controlling financial interest.
For U.S. federal income tax purposes, we elect to be taxed as a REIT. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole general partner of the Operating Partnership. As of December 31, 2022, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the Operating Partnership ("OP units").

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

Investment Strategies
•Targeted ownership of premium-branded, focused-service and compact full-service hotels.  We believe that premium-branded, rooms-oriented, high-margin, focused-service and compact full-service hotels located within heart of demand locations have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve RevPAR levels at or close to those generated by traditional full-service hotels, while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.
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

Business Strategies
•Maximize returns from our hotel properties.  We believe that our hotel properties have the potential to generate improvements in RevPAR and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a result of our proactive asset management. We actively monitor and advise our third-party management companies on most aspects of our hotels' operations, including property positioning, physical design, capital planning and investment, guest experience and overall strategic direction. We regularly review opportunities to further invest in our hotel properties in an effort to enhance quality and attractiveness, increase long-term value and generate attractive returns on investment.
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

Our Hotels

Our hotel properties operate under strong, premium brands, with approximately 88% of our hotel properties operating under existing relationships with Marriott, Hilton or Hyatt. The following table sets forth the brand affiliations of our hotel properties as of December 31, 2022:

Brand Affiliations	Number of hotels	Percentage of total hotels	Number of rooms	Percentage of total rooms
Marriott
Courtyard	12	12.4%	2,664	12.4%
Residence Inn	10	10.3%	1,444	6.7%
Marriott	4	4.1%	1,500	7.0%
Fairfield Inn & Suites	4	4.1%	552	2.6%
Renaissance	3	3.1%	782	3.7%
SpringHill Suites	2	2.1%	273	1.3%
AC Hotel	1	1.0%	205	1.0%
Moxy	1	1.0%	170	0.8%
Subtotal	37	38.1%	7,590	35.5%
Hilton
Embassy Suites	19	19.6%	5,289	24.7%
Hilton Garden Inn	5	5.2%	1,125	5.3%
DoubleTree/DoubleTree Suites by Hilton	4	4.1%	920	4.3%
Hampton Inn/Hampton Inn & Suites	3	3.1%	499	2.3%
Curio Collection	2	2.1%	468	2.2%
Homewood Suites	2	2.1%	345	1.6%
Hilton	1	1.0%	231	1.1%
Subtotal	36	37.2%	8,877	41.5%
Hyatt
Hyatt House	7	7.2%	1,204	5.6%
Hyatt Place	3	3.1%	466	2.2%
Hyatt Centric	2	2.1%	266	1.2%
Subtotal	12	12.4%	1,936	9.0%
Wyndham
Wyndham	5	5.2%	1,893	8.8%
Subtotal	5	5.2%	1,893	8.8%
Other Brand Affiliation/Independent	7	7.1%	1,114	5.2%
Total	97	100.0%	21,410	100.0%

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

Competition

The U.S. lodging industry is highly competitive. Our hotel properties compete with other participants in the lodging industry for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels, amenities and the availability of lodging and event space. Competition is often specific to the individual markets in which our hotel properties are located and includes competition from existing and new hotels in the focused-service and compact full-service hotel segments and non-traditional accommodations for travelers, such as online services that market homes, apartments and condominiums as an alternative to hotel rooms. We believe that hotels, such as our hotels, that are affiliated with leading national brands, such as the Marriott, Hilton and Hyatt brands, will enjoy competitive advantages associated with operating under such brands.

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

Our Financing Strategy

Over time, we intend to finance our long-term growth with equity issuances and debt financing with staggered maturities. Our strategy with respect to our debt profile is to primarily have unsecured debt and a greater percentage of fixed rate and hedged floating rate debt as compared to unhedged floating rate debt. Our debt is currently comprised of unsecured senior notes, unsecured credit agreements, and mortgage loans secured by certain hotel properties. We have a mix of fixed and floating rate debt; however, the majority of our debt currently either bears interest at fixed rates or effectively bears interest at fixed rates due to interest rate swaps on the debt.

Organizational Structure

We conduct our business through a traditional umbrella partnership real estate investment trust ("UPREIT") in which our hotel properties are indirectly owned by the Operating Partnership, through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of the Operating Partnership and, as of December 31, 2022, we owned 99.5% of the OP units in the Operating Partnership. In the future, we may issue OP units from time to time in connection with acquiring hotel properties, financing, compensation or other reasons.

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

Americans with Disabilities Act

Our hotel properties must comply with the applicable provisions of the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (the "ADA"), to the extent that such hotels are "public accommodations" as defined by the ADA. The ADA may require the removal of structural barriers to access by persons with disabilities in certain public areas of our hotels where such removal is readily achievable. We believe that our hotel properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotels and to make alterations as appropriate in this respect.

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

Insurance

We carry comprehensive general liability, fire, extended coverage, business interruption, rental loss of income coverage and umbrella liability coverage on all of our hotels, including earthquake, wind, flood and hurricane coverage on hotels in areas where we believe such coverages are warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement cost basis, for the costs incurred to repair or rebuild each hotel, including loss of income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. Certain of our properties in our portfolio are located in areas known to be subject to hurricanes and we believe that we have appropriate insurance for those risks, although they are subject to higher deductibles for named windstorms than our other properties. We do not carry insurance for generally uninsurable risks, including, but not limited to losses caused by communicable or infectious diseases, war or governmental actions such as government seizures of property. In addition, we do not carry cyber insurance.

Human Capital

As of December 31, 2022, we had 76 employees. We strive to maintain a workplace that is free from discrimination or harassment on the basis of race, color, sex, religion, age, ethnicity, national origin, disability, sexual orientation, gender identification or any other status protected by applicable laws. We conduct annual trainings to prevent discrimination and harassment and monitor employee conduct year-round.

Our key human capital management objectives are to attract, recruit, hire, develop and promote a deep and diverse bench of talent that translates into a strong and successful workforce. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit programs, and flexible work arrangements; enhance our culture through efforts to foster, promote, and preserve a culture of diversity and inclusion; and evolve and invest in technology, tools, and resources to enable employees at work.

Environmental, Social, and Governance ("ESG")

We are committed to driving long-term value creation for our shareholders by upholding our corporate responsibility and incorporating ESG initiatives in all key aspects of our strategy and business.

In January 2023, we released our inaugural Corporate Sustainability Report, which updated the Global Reporting Initiative (“GRI”) disclosures for our portfolio, the Sustainable Accounting Standards Board (“SASB”) Real Estate disclosures and disclosures in accordance with the Task Force on Climate-Related Financial Disclosures (“TCFD”).

On the environmental front, we believe our investment strategy of owning primarily rooms-oriented, focused-service and compact full-service hotels leads to lower operational intensity and higher efficiency with respect to space usage than full-service hotels, resulting in an overall lower environmental impact across our portfolio. We continue to disclose our environmental policy, which includes our environmental objectives such as reducing energy, greenhouse gas, and water usage and making green building investments, as well as addressing the physical impacts of climate change. One of our properties that was converted to an independent brand in Southern California achieved an Energy Star certification, and we have identified additional hotels in the portfolio that are currently eligible for certification. Our capital expenditure priorities are focused heavily on projects that, in addition to strengthening our market positioning, also enhance profitability by bringing about energy and water usage reductions and savings. Since 2017, we have invested in over 130 efficiency projects. Through these and our wider initiatives and support from our hotel operators, across our portfolio since 2017, we have reduced our energy usage per square foot by 19% and our greenhouse gas emissions per square foot by 30%. We are taking measurable steps to address the impact of climate change on our portfolio. We are committed to setting specific and quantifiable targets including reducing our carbon emissions by 35% by 2030.

With respect to social causes, we continue to show our commitment to making an impact in the communities we serve. In 2022, for example, we sponsored a volunteer day with Habitat for Humanity’s Maryland chapter. RLJ associates spent the day helping to build housing at one of Habitat for Humanity’s Maryland locations, not too far from our corporate headquarters in Bethesda, MD.

Additionally, in connection with our adherence to the American Hotel Lodging Association ("AHLA") Safe Stay® initiative, we are committed to promoting the health and well-being of all members of our community – from our customers and associates to the employees of our third-party management companies. To that end, we incorporate all related AHLA Safe Stay policies and procedures into hotel operations so that all related parties benefit from our support. We have committed to initiatives that support associate well-being, including the AHLA 5-Star Promise – a voluntary industry pledge to improve and promote workplace safety around sexual violence, assault, and human trafficking. We are also committed to supporting our third-party management companies with integrating the 5-Star Promise principles throughout their hotel operations. Our labor and human rights policy outlines our approach to ensuring fair and equitable labor practices.

We continue to uphold high standards with respect to governance, which is reflected in our approach to maintaining a highly diverse board and our overall approach to risk management. With respect to our board, three trustees are women, five are ethnically diverse and seven are independent. Nearly 80% of our board has deep expertise and experience in risk management. In addition, our board, via the Nominating and Corporate Governance Committee (the "NCG Committee") of the board, has the overall responsibility for overseeing ESG-related issues, policies and programs for the Company. In 2022, we established an internal ESG committee that reports ESG matters directly through our CEO to the board’s NCG Committee. The

NCG Committee, with critical support from management, is leading the effort to formulate our strategy with respect to adapting and responding to the risks and opportunities presented by ESG-related matters.

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

Corporate Information

Our principal executive offices are located at 3 Bethesda Metro Center, Suite 1000, Bethesda, Maryland 20814. Our telephone number is (301) 280-7777. Our website is located at www.rljlodgingtrust.com. The information that is found on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document that we file with or furnish to the Securities and Exchange Commission (the “SEC”). We have included our website address in this Annual Report on Form 10-K as an inactive textual reference and do not intend it to be an active link to our website.

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

Risks Related to Our Business and Hotel Properties

Economic volatility, high rates of inflation and risks associated with the ongoing COVID-19 pandemic could significantly impact and disrupt our business, financial performance and condition, operating results and cash flows.

Our business strategy depends on achieving revenue and net income growth from demand for hotel rooms as part of a strong U.S. and global economy. Any economic slowdown or recession or weaker-than-anticipated growth could negatively impact demand for our hotel rooms, which in turn could materially and adversely affect our business, financial performance and condition, operating results and cash flows. Even if the U.S. economy and the global economy remain stable or grow in 2023, we cannot provide any assurances that demand for hotel rooms will increase from current levels. If demand does not increase in the near future, or if demand weakens, our future results of operations and our growth prospects could be materially and adversely affected.

Recent price volatility, dislocations and liquidity disruptions in the U.S. financial markets have caused stock market prices to fluctuate substantially and the spreads on prospective debt financings to widen considerably. Ongoing volatility and uncertainty in the financial markets may negatively impact our ability to access additional financing for our capital needs, including growth, acquisition activities and other business initiatives, on favorable terms or at all, which may negatively affect our business. A prolonged downturn in the financial markets may cause us to seek alternative capital sources of potentially less attractive financing and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of new equity or the incurrence of additional secured or unsecured debt, which could materially and adversely affect us.

In addition to market volatility, the United States and the rest of the world are currently experiencing a significant increase in inflation. Inflation poses a risk to us due to the recent increases in interest rates, as well as the possibility of future increases in interest rates, which have adversely impacted our outstanding variable rate debt and may result in higher interest rates on any new fixed-rate debt we may incur. We have entered into interest rate swaps to limit our exposure to interest rate fluctuations related to a portion of our variable rate debt. However, in an increasing interest rate environment, the fixed rates we can obtain with such replacement fixed-rate cap and swap agreements, and the fixed-rate on any new debt we may incur, will also continue to increase. Increased inflation may also have an adverse effect on our operating expenses, including, but not limited to, labor, supplies, repairs and maintenance, as these costs could increase at a rate higher than our revenues. Inflation could also have an adverse effect on consumer spending, which could impact occupancy levels at our hotel properties and, in turn, our own results of operations.

Finally, as a result of the COVID-19 pandemic, we have, in the past, faced decreased operating revenues, the delay of planned capital expenditures, disruptions in our supply chains, and labor shortages. During 2022, some of these factors improved. However, if the COVID-19 pandemic worsens, or if we experience another pandemic or epidemic in the future, any increases in unemployment, decreased capital spending, declines in consumer confidence, increases in inflation, supply-chain issues, or economic slowdowns or recessions that may result therefrom could cause sustained negative consumer or business sentiment and reduced demand for travel and lodging, which would materially and adversely affect our business, financial performance and condition, operating results and cash flows.

We require a significant amount of cash to service our debt and sustain our operations. Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate cash required to service our debt.

Our ability to meet our debt service obligations or refinance our debt depends on our future operating and financial performance and capacity to generate cash. Our performance and capacity to generate cash will be affected by our ability to implement our business strategy successfully, but also certain general economic, financial, competitive, regulatory and other factors beyond our control. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, or delay planned capital expenditures. We cannot assure you that we will be able to generate sufficient cash through any of the foregoing. If we are unable to refinance any of our debt or obtain additional financing on reasonable terms or at all, we may not be able to satisfy our debt obligations.

We will continue to be significantly influenced by the economies and other conditions in the specific markets in which we operate, particularly in the metropolitan areas where we have high concentrations of hotels.

Our hotels located in the Northern California, Southern California, South Florida, Chicago, Illinois, and Houston, Texas metropolitan areas accounted for approximately 13.2%, 11.0%, 9.0%, 6.8% and 5.8%, respectively, of our total number of rooms available for the fiscal year ended December 31, 2022. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses, any oversupply of hotel rooms, political unrest, supply-chain issues and inflationary pressures, or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business or political climate, could materially and adversely affect us.

We are dependent on the performance of the third-party management companies that manage the operations of each of our hotels and we could be materially and adversely affected if such third-party hotel managers do not manage our hotels in our best interests.

Because U.S. federal income tax laws restrict REITs and their subsidiaries from operating or managing hotel properties, we do not operate or manage our hotel properties. Instead, we retain third-party hotel managers to operate our hotel properties pursuant to management agreements. As of December 31, 2022, all of our hotel properties had individual management agreements, 31 of which were with Aimbridge Hospitality ("Aimbridge") and 20 of which were with Hilton.

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

In the event that any of our management agreements are terminated, we can provide no assurances that we could find a replacement manager or that our franchisors will consent to a replacement manager in a timely manner, or at all, or that any replacement manager will be successful in operating our hotels. Furthermore, if Aimbridge and/or Hilton, as our largest providers of management services, are financially unable or unwilling to perform their obligations pursuant to our management agreements, our ability to find a replacement manager or managers for our Aimbridge- and/or Hilton-managed hotels could be challenging, costly and time consuming.

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

Our third-party management companies are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage the employees at our hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. The resolution of labor disputes or re-negotiated labor contracts could lead to higher labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations.

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

Our success depends in part upon our third-party management companies' ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in short supply in some areas. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business. Additionally, competition for qualified employees has required us to pay meaningfully higher wages to attract enough employees than has historically been the case, and continued tightness in labor markets could result in continued escalation of labor costs. In addition, we could face some challenges meeting workforce requirements resulting from changes in workforce dynamics, such as higher standards and working remotely or more flexibility, which could result in increased labor costs in the future.

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

As of December 31, 2022, 13 of our consolidated hotel properties and our unconsolidated hotel property were on land subject to ground leases. Accordingly, we only own a leasehold or similar interest in those 14 hotel properties. Our ground leases at Wyndham Boston Beacon Hill and Wyndham San Diego Bayside expire in 2028 and 2029, respectively, and if these leases are not extended, the hotel properties would be turned over to the ground lessor. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotel properties which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying hotel properties subject to a ground lease and may pay a lower price for such hotel properties than for a comparable hotel property with a fee simple interest or they may not purchase such hotel properties at any price. Secured lenders may be unwilling to lend, or otherwise charge higher interest rates, for loans secured by a leasehold mortgage as compared to loans secured by a fee simple mortgage. If we are found to be in breach of a ground lease, we could lose the right to use the hotel property. In addition, unless we can purchase a fee simple interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to own these hotel properties and our interest in the improvements upon expiration of the leases. If we were to lose the right to use a hotel property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel property and we would be required to purchase an interest in another hotel property in an attempt to replace that income, which could materially and adversely affect us.

Substantially all of our hotel properties operate under either Marriott, Hilton or Hyatt brands; therefore, we are subject to the risks associated with concentrating our portfolio in just three brand families.

85 of the 97 hotel properties that we owned as of December 31, 2022 utilize brands owned by Marriott, Hilton or Hyatt. As a result, our success is dependent in part on the continued success of Marriott, Hilton or Hyatt and their respective brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton and/or Hyatt is reduced or compromised, the goodwill associated with the Marriott-, Hilton-, or Hyatt-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hilton or Hyatt were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton and/or Hyatt could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.

The failure to make and integrate acquisitions of additional hotels could materially and adversely impede our growth

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

Our hotel properties have an ongoing need for renovations and other capital improvements, including the replacement of furniture, fixtures and equipment ("FF&E"), franchisor-required improvements, and renovation or redevelopment of acquisitions. Our lenders also generally require that we set aside annual amounts for capital improvements to our hotel properties. The costs of these capital improvements may increase due to ongoing supply-chain disruptions and increased construction costs, and could materially and adversely affect us. In addition, due to the current supply-chain constraints and disruptions, we could face difficulties sourcing the goods and services in a timely manner, which could adversely affect us.

We may not be able to fund the capital improvements to our hotel properties or acquisitions solely from the cash provided from our operating activities because we must distribute annually at least 90% of our REIT taxable income to shareholders in order to maintain our qualification as a REIT. Consequently, we expect to rely upon the availability of debt or equity capital to fund capital improvements and acquisitions. Particularly in light of current market volatility and the high interest rate environment, if we are unable to obtain the capital necessary to make the required periodic capital expenditures and to renovate our hotel properties on favorable terms, or at all, our financial condition, liquidity and results of operations could be materially and adversely affected.

Competition from other lodging industry participants in the markets in which we operate could adversely affect occupancy levels and/or ADRs, which could have a material and adverse effect on us.

We face significant competition from owners and operators of other hotels and other lodging industry participants. In addition, we face competition from non-traditional accommodations for travelers, such as online services that market homes, apartments and condominiums as an alternative to hotel rooms. Our competitors may have an operating model that enables them to offer accommodations at lower rates than we can, which could result in our competitors increasing their occupancy at our expense and adversely affecting our ADRs. Given the importance of occupancy and ADR at focused-service and compact full-service hotels, this competition could adversely affect our ability to attract prospective guests, which could materially and adversely affect our business, financial condition and results of operations.

At December 31, 2022, we had approximately $2.2 billion of debt outstanding, which could materially and adversely affect our operating performance and put us at a competitive disadvantage.

Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2022, we had approximately $2.2 billion of outstanding debt. In addition, we may incur substantial additional debt, including secured debt, in the future. After taking into consideration the effect of interest rate swaps, 98.7% of our payments are fixed or effectively fixed. Interest rates are expected to continue to increase as the Federal Reserve acts to address rising inflation; such increases would increase our interest expense on any future fixed and variable rate debt, as well as existing variable rate debt, which could adversely affect our cash flows and our ability to pay distributions to shareholders.

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
•the terms of any refinancing may not be in the same amount or on terms as favorable as the terms of the debt being refinanced; and
•the use of leverage could adversely affect our ability to borrow more money for operations and capital improvements, to finance future acquisitions of hotel properties, to make distributions to our shareholders, and to repurchase common shares, and it could adversely affect the market price of our common shares.

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

In addition, our ability to borrow under our unsecured revolving credit facility is subject to compliance with our financial and other covenants, including covenants relating to debt service coverage ratios and leverage ratios. Our failure to comply with covenants in our existing or future indebtedness, as well as our inability to make required principal and interest payments, could cause a default under the applicable debt agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on secured debt, lenders can take possession of the hotel(s) securing such debt. In addition, debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default on their debt and to enforce remedies, including accelerating the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on several of our debt agreements or any significant debt agreement, we could be materially and adversely affected.

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

The U.S. federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a "prohibited transaction" that is subject to a 100% excise tax. We intend to hold our hotel properties for investment with a view of long-term appreciation, to engage in the business of acquiring and owning hotel properties, and to make occasional sales of hotel properties consistent with our investment objectives. There can be no assurance, however, that the Internal Revenue Service (the "IRS") might not contend that the income from one or more of these sales is subject to the 100% excise tax. Moreover, the potential to incur this penalty tax could deter us from selling one or more hotel properties even though it would be in the best interests of us and our shareholders for us to do so. There is a statutory safe harbor available for a limited number of sales in a single taxable year of properties that have been owned by a REIT for at least two years, but that safe harbor likely would not apply to all sale transactions that we might otherwise consider.

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
•increases in the number of brands owned by Marriott, Hilton and Hyatt, which could result in increased competition for our hotels;
•competition from non-traditional accommodations for travelers, such as online services that market homes, apartments and condominiums as an alternative to hotel rooms;
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

It may be difficult or impractical to effect a change in control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of our common shares.

Certain advance notice provisions of our bylaws may inhibit a change in control. These advance notice provisions may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium to the market price of our common stock or otherwise be in our shareholders' best interests.

Termination of the employment agreements with our executive officers could be costly and prevent a change in control. The employment agreements that we entered into with each of our executive officers provide that, if their employment with us terminates under certain circumstances (including upon a change in control), we are required to pay them severance compensation, including accelerating the vesting of their respective equity awards, thereby making it costly to terminate their employment without cause. Furthermore, these provisions could delay or prevent a transaction or a change in control that might involve a premium paid for our common shares or otherwise be in the best interests of our shareholders.

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

We maintain comprehensive property insurance on all of our hotel properties and we intend to maintain comprehensive property insurance on any hotels that we acquire in the future, including fire, terrorism, and extended coverage. Our comprehensive property insurance program has a $250,000 deductible per claim. In addition to the comprehensive property insurance, we maintain general liability insurance at all of our hotel properties. Our general liability insurance program has no deductible. Certain types of catastrophic losses, such as windstorms, earthquakes, floods, and losses from foreign and domestic terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. 26 of our coastal hotel properties each have a deductible of 5% of total insured value for a named storm, and our hotels located in areas susceptible to earthquakes have deductibles of up to 5% of total insured value. Our lenders may require such insurance and our failure to obtain such insurance could constitute a default under the loan agreements, which could have a material and adverse effect on us.

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

Our hotel properties are subject to various U.S. federal, state and local environmental, health and safety laws and regulations that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of a hotel property, to perform or pay for the cleanup of contamination at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination. Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell or no longer operate the hotel properties.

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

Any determination that we do not qualify as a REIT would have a material adverse effect on our results of operations and could materially reduce the value of our common shares. Our additional tax liability could be substantial and would reduce our net earnings available for investment, debt service and/or distributions to shareholders.

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

A TRS is an entity (i) in which a REIT directly or indirectly holds stock, (ii) which has elected, with the REIT, to be treated as a taxable REIT subsidiary of such REIT, and (iii) which is taxable as a regular corporation, at regular corporate income tax rates. As a REIT, we cannot own certain assets or conduct certain activities directly, without risking failing the income or asset tests that apply to REITs. We can, however, hold these assets or undertake these activities through a TRS.

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

We intend to continue to pay regular quarterly distributions to holders of our common shares. All distributions will be made at the discretion of our board of trustees and will depend on our historical and projected results of operations, EBITDA, funds from operations ("FFO"), liquidity and financial condition, REIT qualification, debt service requirements, capital expenditures and operating expenses, prohibitions and other restrictions under financing arrangements and applicable law and other factors as our board of trustees may deem relevant from time to time. No assurance can be given that our projections will prove to be accurate or that any level of distributions or particular yield will be made or sustained. We may not be able to make distributions in the future or we may need to fund such distributions through borrowings or other external financing sources, which may be available only at unattractive terms, if at all. Any of the foregoing could cause the market price of our common shares to decline significantly.

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

Our board of trustees authorized a share repurchase program to repurchase up to an aggregate of $250.0 million of common and preferred shares. Although our board of trustees authorized our share repurchase program, our share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Our share repurchase program may be limited, suspended, or discontinued at any time without prior notice. In addition, repurchases of our common shares pursuant to our share repurchase program could affect our share price and increase its volatility. The existence of our share repurchase program could cause our share price to be higher than it would be in the absence of such a program. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common shares may decline below the levels at which we repurchased the common shares.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our Hotel Properties

The following table provides a comprehensive list of our hotel properties as of December 31, 2022:

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
Alabama			Indiana
	Embassy Suites Birmingham	242		Courtyard Indianapolis @ The Capitol	124
Arizona				Residence Inn Indianapolis Downtown On The Canal	134
	Embassy Suites Phoenix - Biltmore	232		Residence Inn Merrillville	78
California			Kentucky
	Courtyard San Francisco	166		Marriott Louisville Downtown	620
	Embassy Suites Irvine Orange County	293		Residence Inn Louisville Downtown	140
	Embassy Suites Los Angeles Downey	220	Louisiana
	Embassy Suites Los Angeles - International Airport South	349		Chateau LeMoyne - French Quarter, New Orleans (1)	171
	Embassy Suites Milpitas Silicon Valley	267		Hilton Garden Inn New Orleans Convention Center	286
	Embassy Suites San Francisco Airport - South San Francisco	316		Hotel Indigo New Orleans Garden District	132
	Embassy Suites San Francisco Airport - Waterfront	340		Wyndham New Orleans - French Quarter	374
	Hilton Garden Inn Los Angeles Hollywood	160	Maryland
	Hilton Garden Inn San Francisco Oakland Bay Bridge	303		Residence Inn Bethesda Downtown	188
	Hyatt House Cypress Anaheim	142		Residence Inn National Harbor Washington DC	162
	Hyatt House Emeryville San Francisco Bay Area	234	Massachusetts
	Hyatt House San Diego Sorrento Mesa	193		AC Hotel Boston Downtown	205
	Hyatt House San Jose Silicon Valley	180		Embassy Suites Boston Waltham	275
	Hyatt House San Ramon	142		Wyndham Boston Beacon Hill	304
	Hyatt House Santa Clara	150	Minnesota
	Hyatt Place Fremont Silicon Valley	151		Embassy Suites Minneapolis - Airport	310
	The Pierside Santa Monica	132	New York
	Residence Inn Palo Alto Los Altos	156		Courtyard New York Manhattan Upper East Side	226
	San Francisco Marriott Union Square	401		Hampton Inn Garden City	143
	Wyndham San Diego Bayside	600		The Knickerbocker New York (2)	330
	Zachari Dunes on Mandalay Beach, Curio Collection by Hilton	250	North Carolina
Colorado				Hyatt House Charlotte Center City	163
	Fairfield Inn & Suites Denver Cherry Creek	134	Oregon
	Marriott Denver South @ Park Meadows	279		Courtyard Portland City Center	256
	Moxy Denver Cherry Creek	170		SpringHill Suites Portland Hillsboro	106
	Renaissance Boulder Flatiron Hotel	232	Pennsylvania
District of Columbia				Hilton Garden Inn Pittsburgh University Place	202
	Fairfield Inn & Suites Washington DC Downtown	198		Renaissance Pittsburgh Hotel	300
	Homewood Suites Washington DC Downtown	175		Wyndham Philadelphia Historic District	364
	Hyatt Place Washington DC Downtown K Street	164		Wyndham Pittsburgh University Center	251
Florida			South Carolina
	DoubleTree Grand Key Resort	216		Courtyard Charleston Historic District	176
	DoubleTree Suites by Hilton Orlando - Lake Buena Vista	229		Mills House Charleston, Curio Collection by Hilton	218
	Embassy Suites Deerfield Beach - Resort & Spa	244
	Embassy Suites Fort Lauderdale 17th Street	361	Tennessee
	Embassy Suites Fort Myers Estero	150		21c Hotel Nashville	124
	Embassy Suites Miami - International Airport	318	Texas
	Embassy Suites Orlando - International Drive South/Convention Center	244		Courtyard Austin Downtown Convention Center	270
	Embassy Suites Tampa Downtown Convention Center	360		Courtyard Houston By The Galleria	190
	Embassy Suites West Palm Beach Central	194		Courtyard Houston Downtown Convention Center	191

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
	Fairfield Inn & Suites Key West	106		DoubleTree by Hilton Houston Medical Center Hotel & Suites	287
	Hilton Cabana Miami Beach	231		DoubleTree Suites by Hilton Austin	188
	Renaissance Fort Lauderdale West Hotel	250		Embassy Suites Dallas - Love Field	248
Georgia				Hyatt Centric The Woodlands	72
	Courtyard Atlanta Buckhead	181		Residence Inn Austin Downtown Convention Center	179
	Embassy Suites Atlanta - Buckhead	326		Residence Inn Houston By The Galleria	146
	Hampton Inn and Suites Atlanta Midtown	186		Residence Inn Houston Downtown Convention Center	171
	Hyatt Centric Midtown Atlanta	194		SpringHill Suites Houston Downtown Convention Center	167
	Residence Inn Atlanta Midtown Historic	90	Washington
Hawaii				Homewood Suites Seattle Lynnwood	170
	Courtyard Waikiki Beach	404	Wisconsin
Illinois				Hyatt Place Madison Downtown	151
	Courtyard Chicago Downtown Magnificent Mile	306
	Courtyard Midway Airport	174
	Fairfield Inn & Suites Chicago Midway Airport	114
	Hampton Inn Chicago Midway Airport	170
	Hilton Garden Inn Chicago Midway Airport	174
	Holiday Inn Express & Suites Midway Airport	104
	Marriott Chicago Midway	200
	Sleep Inn Midway Airport	121

(1)We own an indirect 50% ownership interest in this hotel property and we account for the ownership interest using the equity method of accounting. This hotel property is operated without a lease.
(2)We own a 95.0% controlling ownership interest in this hotel property.

Management Agreements

In order to qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. We lease all but one of our hotel properties to TRS lessees, which in turn engage hotel property management companies to manage our hotel properties. All of our hotel properties are operated pursuant to a management agreement with one of 18 independent management companies. 36 of our hotel properties receive the benefits of a franchise agreement pursuant to a management agreement with Hilton, Hyatt, Marriott, or other management companies.

As of December 31, 2022, Aimbridge was the management company for 31 of our hotel properties. Our remaining 66 hotel properties were managed by 17 other management companies, including Hilton, Hyatt and Marriott.

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

Many of our Aimbridge, White Lodging Services ("WLS"), and Hersha Hospitality Management ("HHM") management agreements state that we cannot sell the applicable hotel property to any unrelated third party or engage in certain change of control actions (1) if we are in default under the management agreement, or (2) with or to a person or entity that is known in the community as being of bad moral character or has been convicted of a felony or is in control of or controlled by persons convicted of a felony or would be in violation of any franchise agreement requirements applicable to us. In addition, those Aimbridge, WLS, and HHM management agreements further require that any future owner of the applicable hotel property, at the option of the management company, assume the management agreement or enter into a new management agreement for such hotel property.

Franchise Agreements

As of December 31, 2022, 59 of our hotels operated under franchise agreements with Marriott, Hilton, Hyatt or other hotel brands. This excludes 36 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or other management companies. In addition, two of our hotels are not operated with a hotel brand so they do not have franchise agreements.

The franchisors provide a variety of benefits to the franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, personnel training and operational quality at the hotels across the brand system. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures, all of which our TRS lessees, as the franchisees, must follow. The franchise agreements require our TRS lessees to comply with the franchisors' standards and requirements, including the training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the TRS lessee, the display of signage and the type, quality and age of furniture, fixtures and equipment included in the guest rooms and the nature of the lobbies and other common areas. The franchise agreements have initial terms ranging from one to 30 years. Each of our franchise agreements require that we pay a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

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

The TRS leases require our TRS lessees to pay rent, all costs and expenses, management fees, franchise fees, personal property taxes where applicable, certain insurance policies and all utility and other charges incurred in the operation of the hotels. The leases also provide for rent reductions and abatements in the event of damage to, destruction, or a partial taking of, any hotel. Any intercompany transactions involving rent payments, reductions, or abatements eliminate in consolidation.

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

Ground Leases

As of December 31, 2022, 13 of our consolidated hotel properties and our unconsolidated hotel property were subject to ground lease agreements that cover the land under the respective hotel properties. Additional information on the ground leases can be found in Note 10 to our accompanying consolidated financial statements.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "RLJ." During the year ended December 31, 2022, we paid a cash dividend of $0.01 per common share in each of the first and second quarters of 2022 and a cash dividend of $0.05 per common share in each of the third and fourth quarters of 2022. For each quarterly period during the year ended December 31, 2021, we paid a cash dividend of $0.01 per common share.

On December 31, 2022 and February 21, 2023, the closing price of our common shares as reported on the NYSE was $10.59 and $11.29, respectively.

Share Return Performance

The graph and the table set forth below assume $100.00 was invested on December 31, 2017 in RLJ Lodging Trust's common shares. The graph and the table compare the total shareholder return of our common shares against the cumulative total returns of the Standard & Poor's 500 Index ("S&P 500 Index") and the Dow Jones U.S. Select Real Estate Hotels Index ("Dow Jones US REIT Hotels Index") between December 31, 2017 and December 31, 2022. The graph assumes an initial investment of $100.00 in our common shares and in each of the indices, and it also assumes the reinvestment of dividends.

$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
RLJ Lodging Trust
S&P 500 Index
Dow Jones US REIT Hotels Index

Name	Initial Investment at December 31, 2017	Value of Initial Investment at December 31, 2018	Value of Initial Investment at December 31, 2019	Value of Initial Investment at December 31, 2020	Value of Initial Investment at December 31, 2021	Value of Initial Investment at December 31, 2022
RLJ Lodging Trust	$100.00	$79.79	$92.88	$74.48	$73.51	$56.53
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
Dow Jones US REIT Hotels Index	$100.00	$87.51	$101.46	$75.17	$86.49	$73.20
This performance graph shall not be deemed to be "filed" for the purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Shareholder Information

At February 21, 2023, we had 181 holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than holders of record. At February 21, 2023, there were 12 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for our common shares.

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

Unregistered Sales of Equity Securities

The Company did not sell any securities during the fiscal year ended December 31, 2022 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the quarter ended December 31, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1, 2022 through October 31, 2022	672,689	$10.62	672,689	15,847,102
November 1, 2022 through November 30, 2022	44,046	$11.35	44,046	15,871,225
December 1, 2022 through December 31, 2022	—	$—	—	18,164,235
Total	716,735		716,735

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

Overview

We are a self-advised and self-administered Maryland REIT that owns primarily premium-branded, rooms-oriented, high-margin, focused-service and compact full-service hotels located within heart of demand locations. Our hotels are concentrated in markets that we believe exhibit multiple demand generators and attractive long-term growth prospects. We believe premium-branded, focused-service and compact full-service hotels with these characteristics generate high levels of RevPAR, strong operating margins and attractive returns. Focused-service and compact full-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets and meeting space and require fewer employees than traditional full-service hotels. We believe these types of hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve RevPAR levels at or close to those achieved by traditional full-service hotels, while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

Our Customers

The majority of our hotels consist of premium-branded, focused-service and compact full-service hotels. As a result of this property profile, the majority of our customers are transient in nature. Transient business typically represents individual business or leisure travelers. The majority of our hotels are located in business districts within major metropolitan areas. Accordingly, business travelers represent the majority of the transient demand at our hotels. As a result, factors impacting business travel have a greater effect on our business than factors impacting leisure travel.

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

ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel property level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 84.0% of our total revenues for the year ended December 31, 2022, and it is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.

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

Inflation

We rely on the performance of our hotel properties to increase revenues to keep pace with inflation. Generally, our hotel management companies possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our operators to raise rates faster than the rate of inflation or even at the same rate. Increased inflation may also have an adverse effect on our operating expenses, including, but not limited to, labor, supplies, repairs and maintenance, as these costs could increase at a faster rate than any increase in our revenues. Inflation could also have an adverse effect on consumer spending, which could impact occupancy levels at our hotel properties and, in turn, our own results of operations.

2022 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a flexible capital structure. During the year ended December 31, 2022, the following significant activities took place:

•Paid off the $200.0 million outstanding balance on our Revolver using cash on hand.

•Sold two hotel properties for a combined sales price of approximately $49.9 million.

•Exercised a one-year extension option on a mortgage loan extending the maturity to April 2023, with a second one-year extension option still remaining.

•Purchased and retired approximately 4.9 million shares for $57.6 million under a new share repurchase program.

•Acquired the 124-room 21c Hotel in Nashville, Tennessee for $59.0 million.

•Satisfied the requirements to exit all COVID-related restrictions under our Revolver and Term Loan agreements.

•Amended a Term Loan agreement to increase the amount of the Term Loan up to $200.0 million and extend the maturity to January 2026.

•Provided notice to the lenders that we would be exercising our one-year extension option on approximately $225.0 million of the principal balances on certain Term Loans, extending the maturities to January 2024.

Results of Operations

At December 31, 2022 and 2021, we owned 97 and 98 hotel properties, respectively.  Based on when a hotel property is acquired, sold, or otherwise disposed, the operating results for certain hotel properties are not comparable for the years ended December 31, 2022 and 2021.  The non-comparable properties include ten hotels that were sold or otherwise disposed in 2022 and 2021 and four hotels that were acquired in 2022 and 2021.

For similar operating and financial data and discussion of our results for the year ended December 31, 2021 compared to our results for the year ended December 31, 2020, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022 and is incorporated herein by reference.

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

	For the year ended December 31,
	2022	2021	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$1,002,454	$667,853	$334,601
Food and beverage revenue	117,027	58,994	58,033
Other revenue	74,181	58,817	15,364
Total revenues	1,193,662	785,664	407,998
Expenses
Operating expenses
Room expense	253,441	177,365	76,076
Food and beverage expense	87,402	41,790	45,612
Management and franchise fee expense	95,565	53,276	42,289
Other operating expense	308,000	239,092	68,908
Total property operating expenses	744,408	511,523	232,885
Depreciation and amortization	184,875	187,778	(2,903)
Impairment losses	—	144,845	(144,845)
Property tax, insurance and other	86,996	88,852	(1,856)
General and administrative	56,330	47,526	8,804
Transaction costs	(345)	94	(439)
Total operating expenses	1,072,264	980,618	91,646
Other income (expense), net	9,496	(7,614)	17,110
Interest income	4,559	996	3,563
Interest expense	(93,155)	(106,366)	13,211
Gain (loss) on sale of hotel properties, net	1,017	(2,378)	3,395
(Loss) gain on extinguishment of indebtedness, net	(39)	893	(932)
Income (loss) before equity in income (loss) from unconsolidated joint ventures	43,276	(309,423)	352,699
Equity in income (loss) from unconsolidated joint ventures	457	(477)	934
Income (loss) before income tax expense	43,733	(309,900)	353,633
Income tax expense	(1,518)	(1,188)	(330)
Net income (loss)	42,215	(311,088)	353,303
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(210)	4,384	(4,594)
Noncontrolling interest in the Operating Partnership	(80)	1,536	(1,616)
Net income (loss) attributable to RLJ	41,925	(305,168)	347,093
Preferred dividends	(25,115)	(25,115)	—
Net income (loss) attributable to common shareholders	$16,810	$(330,283)	$347,093

Revenues

Total revenues increased $408.0 million to $1.2 billion for the year ended December 31, 2022, from $785.7 million for the year ended December 31, 2021. The increase was a result of a $334.6 million increase in room revenue, a $58.0 million increase in food and beverage revenue, and a $15.4 million increase in other revenue.

Room Revenue

Room revenue increased $334.6 million to $1.0 billion for the year ended December 31, 2022, from $667.9 million for the year ended December 31, 2021.  The increase was the result of a $323.4 million increase in room revenue attributable to the comparable properties and a $11.2 million increase in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was attributable to an increase in RevPAR, including a significant increase in ADR, resulting from an increase in leisure travel, as well as some recoveries in business and group bookings, as compared to the prior period. Though RevPAR increased compared to 2021, it remained below pre-pandemic levels.

The following are the key hotel operating statistics for the comparable properties:

	For the year ended December 31,
	2022	2021
Occupancy	69.0%	57.8%
ADR	$187.25	$149.08
RevPAR	$129.13	$86.11

Food and Beverage Revenue

Food and beverage revenue increased $58.0 million to $117.0 million for the year ended December 31, 2022, from $59.0 million for the year ended December 31, 2021. The increase was the result of a $56.2 million increase in food and beverage revenue attributable to the comparable properties and a $1.9 million increase in food and beverage revenue attributable to the non-comparable properties. The increase in food and beverage revenue attributable to the comparable properties was primarily due to an increase in banquet and catering revenues from group business and the reopening of certain food and beverage outlets.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, increased $15.4 million to $74.2 million for the year ended December 31, 2022, from $58.8 million for the year ended December 31, 2021.  The increase was the result of a $14.3 million increase in other revenue attributable to the comparable properties and a $1.1 million increase in other revenue attributable to the non-comparable properties. The increase in other revenue attributable to the comparable properties was primarily due to an increase in parking fees, resort and facility fees (including new resort and facility fees implemented during the prior year and current year), and gift shop sales that corresponded to the increase in demand over the prior period.

Property Operating Expenses

Property operating expenses increased $232.9 million to $744.4 million for the year ended December 31, 2022, from $511.5 million for the year ended December 31, 2021. The increase was due to a $234.8 million increase in property operating expenses attributable to the comparable properties, which was partially offset by a $1.9 million decrease in property operating expenses attributable to the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the year ended December 31,
	2022	2021	$ Change
Room expense	$246,615	$170,136	$76,479
Food and beverage expense	85,128	40,937	44,191
Management and franchise fee expense	91,534	50,748	40,786
Other operating expense	298,671	225,366	73,305
Total property operating expenses	$721,948	$487,187	$234,761

The increase in property operating expenses attributable to the comparable properties corresponded to an increase in demand over the prior period. Management and franchise fee expense for the years ended December 31, 2022 and 2021 included a reduction in management and franchise fee expense of $4.1 million and $14.1 million, respectively, related to the recognition of the $36.0 million Wyndham termination payment received in 2019. The decrease in the recognition of the Wyndham termination payment was due to certain Wyndham agreements expiring in 2021. The termination payments were fully recognized as of December 31, 2022.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.9 million to $184.9 million for the year ended December 31, 2022, from $187.8 million for the year ended December 31, 2021. The decrease was the result of a $1.3 million decrease in depreciation and amortization expense attributable to the comparable properties and a $1.6 million decrease in depreciation and amortization expense attributable to the non-comparable properties. The decrease in depreciation and amortization expense attributable to the comparable properties was primarily related to furniture, fixtures and equipment that were fully depreciated in 2021, partially offset by an increase in depreciation and amortization expense related to recently acquired and recently renovated hotels.

Impairment Losses

During the year ended December 31, 2021, we recorded impairment losses of $144.8 million. The impairment losses included $5.9 million related to two hotel properties that were sold in May 2021 and $138.9 million related to the DoubleTree
Metropolitan New York City that was sold in December 2021. There was no impairment loss recorded during the year ended December 31, 2022.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $1.9 million to $87.0 million for the year ended December 31, 2022, from $88.9 million for the year ended December 31, 2021.  The decrease was attributable to a $5.7 million decrease in property tax, insurance and other expense attributable to the non-comparable properties, which was partially offset by a $3.8 million increase in property tax, insurance and other expense attributable to the comparable properties. The increase in property tax, insurance and other expense attributable to the comparable properties was attributable to recognizing a larger benefit during the year ended December 31, 2021 than during the year ended December 31, 2022 related to the reversal of accrued real estate tax liabilities in excess of the amounts owed for certain of our California hotels acquired in our merger with FelCor Lodging Trust. Additionally, the increase was attributable to an increase in property insurance premiums and an increase in ground rent expense due to rent owed as a percentage of revenue and the impact of ground rent increases due to annual consumer price index adjustments.

General and Administrative

General and administrative expense increased $8.8 million to $56.3 million for the year ended December 31, 2022, from $47.5 million for the year ended December 31, 2021.  The increase in general and administrative expense was primarily attributable to an increase in share-based compensation expense, as well as an increase in payroll tax expense due to payroll tax credits in the prior year that did not recur in the current year.

Other Income (Expense), net

Other income (expense), net increased $17.1 million to income of $9.5 million for the year ended December 31, 2022, from expense of $7.6 million for the year ended December 31, 2021.  The increase was primarily attributable to the reclassification of unrealized gains and losses from accumulated other comprehensive income (loss) due to the discontinuation of certain cash flow hedges in each of the periods.

Interest Expense

Interest expense decreased $13.2 million to $93.2 million for the year ended December 31, 2022, from $106.4 million for the year ended December 31, 2021. Interest expense decreased due to lower average debt balances and lower effective interest rates due to financing transactions that closed during the year ended December 31, 2021, as well as the impact of exiting the covenant relief period during 2022 under our Revolver and Term Loan agreements. The components of our interest expense for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	For the year ended December 31,
	2022	2021	$ Change
Senior Notes	$38,820	$34,079	$4,741
Revolver and Term Loans	34,126	54,733	(20,607)
Mortgage loans	13,563	13,306	257
Amortization of deferred financing costs	5,967	5,884	83
Non-cash interest expense related to interest rate hedges	679	(1,636)	2,315
Total interest expense	$93,155	$106,366	$(13,211)

Gain (Loss) on Sale of Hotel Properties, net

During the year ended December 31, 2022, we sold two hotel properties for an aggregate sales price of approximately
$49.9 million and recorded a net gain on the sales of approximately $1.0 million. During the year ended December 31, 2021, we sold seven hotel properties for an aggregate sales price of approximately $208.5 million and recorded a net loss on the sales of approximately $2.4 million.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, such as transaction costs, pre-opening costs, gains or losses on extinguishment of indebtedness, amortization of share-based compensation, non-cash income tax expense or benefit, non-cash interest expense related to discontinued interest rate hedges, corporate and property-level severance, derivative gains or losses in accumulated other comprehensive income (loss) reclassified to earnings, and certain other income or expenses that we consider outside the normal course of operations. We believe that Adjusted FFO provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and FFO, is beneficial to an investor’s understanding of our operating performance.

The following table is a reconciliation of our GAAP net income (loss) to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the years ended December 31, 2022 and 2021 (in thousands):

	For the year ended December 31,
	2022	2021
Net income (loss)	$42,215	$(311,088)
Preferred dividends	(25,115)	(25,115)
Depreciation and amortization	184,875	187,778
Impairment losses	—	144,845
(Gain) loss on sale of hotel properties, net	(1,017)	2,378
Noncontrolling interest in consolidated joint ventures	(210)	4,384
Adjustments related to consolidated joint ventures (1)	(187)	(2,780)
Adjustments related to unconsolidated joint ventures (2)	1,070	1,168
FFO	201,631	1,570
Transaction costs	(345)	94
Pre-opening costs	2,258	144
Loss (gain) on extinguishment of indebtedness, net	39	(893)
Amortization of share-based compensation	21,664	17,054
Non-cash income tax benefit	(17)	(40)
Non-cash interest expense related to discontinued interest rate hedges	680	—
Corporate and property-level severance (3)	—	904
Derivative (gains) losses in accumulated other comprehensive income (loss) reclassified to earnings (4)	(5,866)	10,658
Other expenses (5)	1,067	1,942
Adjusted FFO	$221,111	$31,433

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
(5)Represents expenses and income outside of the normal course of operations including debt modification costs, legal and other costs, and hurricane-related costs that were not reimbursed by insurance.

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

We also present Adjusted EBITDA, which includes additional adjustments for items such as transaction costs, pre-opening costs, gains or losses on extinguishment of indebtedness, amortization of share-based compensation, corporate and property-level severance, derivative gains or losses in accumulated other comprehensive income (loss) reclassified to earnings, and certain other income or expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA and EBITDAre, is beneficial to an investor’s understanding of our operating performance.

The following table is a reconciliation of our GAAP net income (loss) to EBITDA, EBITDAre and Adjusted EBITDA for the years ended December 31, 2022 and 2021 (in thousands):

	For the year ended December 31,
	2022	2021
Net income (loss)	$42,215	$(311,088)
Depreciation and amortization	184,875	187,778
Interest expense, net	88,596	105,370
Income tax expense	1,518	1,188
Adjustments related to unconsolidated joint ventures (1)	1,519	1,633
EBITDA	318,723	(15,119)
(Gain) loss on sale of hotel properties, net	(1,017)	2,378
Impairment losses	—	144,845
EBITDAre	317,706	132,104
Transaction costs	(345)	94
Pre-opening costs	2,258	144
Loss (gain) on extinguishment of indebtedness, net	39	(893)
Amortization of share-based compensation	21,664	17,054
Corporate and property-level severance (2)	—	904
Derivative (gains) losses in accumulated other comprehensive income (loss) reclassified to earnings (3)	(5,866)	10,658
Other expenses (4)	1,067	1,942
Adjusted EBITDA	$336,523	$162,007

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint ventures.
(2)The year ended December 31, 2021 includes severance for associates at hotels operating under collective bargaining agreements.
(3)Reclassification of interest rate swap (gains) losses from accumulated other comprehensive income (loss) to earnings for discontinued interest rate hedges.
(4)Represents expenses and income outside of the normal course of operations including debt modification costs, legal and other costs, and hurricane-related costs that were not reimbursed by insurance.

Liquidity and Capital Resources

As of December 31, 2022, we had $536.4 million of cash, cash equivalents, and restricted cash reserves as compared to $713.9 million at December 31, 2021. In addition, we had $600.0 million available on our Revolver at December 31, 2022.

Our principal uses of capital for the year ended December 31, 2022 were our purchase of one hotel property, repayment of the outstanding balance on our Revolver, capital improvements and additions to hotel properties, and the repurchase of common shares under our share repurchase program. Our principal sources of capital for the year ended December 31, 2022 were cash generated from operations and the sale of two hotel properties.

Material Cash Requirements

Our expected material cash requirements for the twelve months ending 2023 and thereafter are comprised of (i) contractually obligated expenditures; and (ii) other essential cash requirements.

Contractually Obligated Expenditures

We are party to various contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Our material short and long-term cash commitments primarily consist of debt obligations and ground lease payments related to certain of our hotel properties.

As of December 31, 2022, we had approximately $2.2 billion in debt outstanding with a weighted average interest rate of 3.57%, of which $294.0 million is scheduled to become due in the succeeding 12 months, excluding the Term Loans for which we exercised our one year extension option in January 2023. As of December 31, 2022, our total future minimum lease payments were $586.3 million, of which $11.6 million is scheduled to become due in the succeeding 12 months. For details regarding our indebtedness and lease obligations, refer to Note 7, Debt, and Note 10, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other Essential Cash Requirements

Our other short-term cash requirements consist primarily of the funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards;

•distributions, including those necessary to qualify for taxation as a REIT; and

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

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $256.5 million and $43.0 million for the years ended December 31, 2022 and 2021, respectively. The cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2022 and 2021.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $135.5 million for the year ended December 31, 2022 primarily due to a $59.3 million acquisition of a hotel property and $124.3 million in capital improvements and additions to our hotel properties. These were partially offset by $48.1 million of net cash proceeds from the sale of two hotel properties.

The net cash flow used in investing activities totaled $24.6 million for the year ended December 31, 2021 primarily due to $174.7 million used to purchase three hotel properties and $48.3 million in routine capital improvements and additions to our hotel properties. These were partially offset by $198.6 million of net cash proceeds from the sale of seven hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $298.5 million for the year ended December 31, 2022 primarily due to $200.0 million in repayment of the outstanding balance on the Revolver, $57.6 million paid to repurchase common shares under a share repurchase program, $38.5 million in distributions to shareholders and unitholders, $2.6 million in distributions to joint venture partners, $3.6 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $1.3 million in deferred financing cost payments. The net cash flow used in financing activities was partially offset by $5.0 million in borrowing on a Term Loan.

The net cash flow used in financing activities totaled $239.3 million for the year ended December 31, 2021 primarily due to the redemption of the $475.0 million senior notes due 2025 with a redemption premium of $9.5 million, $356.3 million in repayment of Term Loans, $200.0 million in repayment of the Revolver, $149.2 million in repayment of mortgage loans, $31.8 million in distributions to shareholders and unitholders, $14.8 million in deferred financing cost payments, $2.5 million paid to repurchase common shares, and $1.5 million in scheduled mortgage loan principal payments. The net cash flow used in financing activities was partially offset by $1.0 billion in gross proceeds from the issuances of the senior notes.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2022, approximately $22.1 million was held in FF&E reserve accounts for future capital expenditures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2022, we had approximately $1.2 billion of total variable rate debt outstanding (or 54.0% of total indebtedness) with a weighted-average interest rate of 3.28% per annum.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. We have entered into derivative financial instruments such as interest rate swaps to mitigate our interest rate risk or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. After taking into consideration the effect of interest rate swaps, 98.7% of our total indebtedness was fixed or effectively fixed. As of December 31, 2022, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $0.3 million annually, taking into account our existing contractual hedging arrangements.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2022, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate debt (1)(2)	$—	$—	$—	$500,000	$—	$525,000	$1,025,000
Weighted-average interest rate	—%	—%	—%	3.75%	—%	4.05%	3.90%
Variable rate debt (1)(3)	$294,005	$405,657	$400,000	$105,000	$—	$—	$1,204,662
Weighted-average interest rate (3)(4)	3.44%	3.32%	3.24%	2.85%	—%	—%	3.28%
Total	$294,005	$405,657	$400,000	$605,000	$—	$525,000	$2,229,662

(1)Excludes $10.7 million, $3.1 million and $0.5 million of net deferred financing costs on the senior notes, Term Loans and mortgage loans, respectively.
(2)Excludes a $2.2 million fair value adjustment on debt.
(3)The principal repayments and weighted-average interest rate for 2023 exclude the Term Loans for which we exercised our one year extension option in January 2023.
(4)The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements. As of December 31, 2022, the estimated fair value of our fixed rate debt was $875.6 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remained constant, we expect the fair value of our debt would decrease by approximately $38.4 million.

Item 8.    Financial Statements and Supplementary Data

Refer to the Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, the Company's disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2022, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:
(1)   Financial Statements — Refer to the Index to Financial Statements on page F-1
(2)   Financial Statement Schedules — The following financial statement schedule is included herein on pages F-38 through F-42:
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
4.2
Form of stock certificate evidencing the $1.95 Series A Cumulative Convertible Preferred Shares, par value $0.01 per share (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-A filed on August 30, 2017)

4.3
Registration Rights Agreement, dated May 16, 2011, by and among RLJ Lodging Trust and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

4.4
Registration Rights Agreement, dated May 16, 2011, by and among RLJ Lodging Trust and the persons listed on Schedule I thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

4.5
Indenture, dated as of June 17, 2021, among RLJ Lodging Trust, RLJ Lodging Trust, L.P., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 17, 2021)

4.6
Indenture, dated as of September 13, 2021, among RLJ Lodging Trust, RLJ Lodging Trust, L.P., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 16, 2021)

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

10.3*	Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Evan Bayh (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)
10.4*
Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Nathaniel Davis (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

10.5*
Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Leslie D. Hale (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

10.6*
Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Robert L. Johnson (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

10.7*
Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Robert M. La Forgia (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

10.8*
Indemnification Agreement, dated May 16, 2011, between RLJ Lodging Trust and Glenda McNeal (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on May 19, 2011)

10.9	RLJ Lodging Trust 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2021)
10.10*	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2021)
10.11*	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2021)
10.12*
Amended and Restated Employment Agreement, dated as of November 1, 2021, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Robert L. Johnson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2021)

10.13*
Employment Agreement, dated as of February 14, 2020, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 20, 2020)

10.14*
Amended and Restated Employment Agreement, dated as of November 1, 2021, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Sean M. Mahoney (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2021)

10.15
Third Amended and Restated Credit Agreement, dated as of December 18, 2019, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 19, 2019)

10.16
Third Amended and Restated Guaranty, dated as of December 18, 2019, by and among RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 19, 2019)

10.17
First Amendment to Third Amended and Restated Credit Agreement, dated as of June 24, 2020, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2020)

10.18
Second Amendment to Third Amended and Restated Credit Agreement, dated as of December 10, 2020, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2020)

10.19
Third Amendment to Third Amended and Restated Credit Agreement, dated as of June 10, 2021, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 10, 2021)

10.20
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of September 16, 2021, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust, L.P. party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 16, 2021)

10.21**
Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of April 21, 2022, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust, L.P. party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto

10.22
Term Loan Agreement, dated as of November 20, 2012, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Capital One, N.A., as Documentation Agent, Raymond James, as Managing Agent, Wells Fargo Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.23
First Amendment to Term Loan Agreement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.24
Second Amendment to Term Loan Agreement, dated as of June 1, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.25
Third Amendment to Term Loan Agreement, dated as of November 12, 2015, by and between RLJ Lodging Trust, L.P., RLJ Lodging Trust and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on February 25, 2016)

10.26
Fourth Amendment to Term Loan Agreement and First Amendment to Guaranty, dated as of April 22, 2016, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 28, 2016)

10.27
Fifth Amendment to Term Loan Agreement, dated August 31, 2017, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 1, 2017)

10.28
Sixth Amendment to Term Loan Agreement, dated January 25, 2018, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P., certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 31, 2018)

10.29
Seventh Amendment to Term Loan Agreement, dated as of December 18, 2019, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 19, 2019)

10.30
Eighth Amendment to Term Loan Agreement, dated as of June 24, 2020, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 29, 2020)

10.31
Ninth Amendment to Term Loan Agreement, dated as of December 10, 2020, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 14, 2020)

10.32
Tenth Amendment to Term Loan Agreement, dated as of June 10, 2021, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 10, 2021)

10.33
Eleventh Amendment to Term Loan Agreement, dated as of September 16, 2021, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 16, 2021)

10.34**
Twelfth Amendment to Term Loan Agreement, dated as of April 21, 2022, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto

10.35
Additional Lender Supplement, dated as of August 27, 2013, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

10.36
Guaranty, dated as of November 20, 2012, by RLJ Lodging Trust and certain subsidiaries of RLJ Lodging Trust party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013)

21.1**	List of subsidiaries of RLJ Lodging Trust
23.1**	Consent of PricewaterhouseCoopers LLP
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document	Submitted electronically with this report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)
_______________________________________________________________________________
 *This exhibit is a management contract or compensatory plan contract or arrangement.
**Filed herewith

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2023.

RLJ LODGING TRUST
By:	/s/ LESLIE D. HALE
Leslie D. Hale President and Chief Executive Officer and Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. JOHNSON	Executive Chairman and Trustee	February 28, 2023
Robert L. Johnson
/s/ LESLIE D. HALE	President and Chief Executive Officer and Trustee (Principal Executive Officer)	February 28, 2023
Leslie D. Hale
/s/ SEAN M. MAHONEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2023
Sean M. Mahoney
/s/ CHRISTOPHER A. GORMSEN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023
Christopher A. Gormsen
/s/ EVAN BAYH	Trustee	February 28, 2023
Evan Bayh
/s/ ARTHUR R. COLLINS	Trustee	February 28, 2023
Arthur R. Collins
/s/ NATHANIEL A. DAVIS	Trustee	February 28, 2023
Nathaniel A. Davis
/s/ PATRICIA L. GIBSON	Trustee	February 28, 2023
Patricia L. Gibson
/s/ ROBERT M. LA FORGIA	Trustee	February 28, 2023
Robert M. La Forgia
/s/ ROBERT J. MCCARTHY	Trustee	February 28, 2023
Robert J. McCarthy
/s/ ROBIN M. ZEIGLER	Trustee	February 28, 2023
Robin M. Zeigler

Item 8.         Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of RLJ Lodging Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RLJ Lodging Trust and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Investments in Hotel Properties

As described in Note 3 to the consolidated financial statements, as of December 31, 2022, investments in hotel properties totaled $4.2 billion and there were no impairment losses recorded during the year ended December 31, 2022. As described in Note 2 to the consolidated financial statements, management assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the projected undiscounted future cash flows expected to be generated from the operation and the eventual disposition of the hotel properties over the estimated hold period, which takes into account current market conditions and management’s intent with respect to holding or disposing of the hotel properties. If management’s analysis indicates that the carrying value is not recoverable on a projected undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value.

The principal considerations for our determination that performing procedures relating to the impairment assessment of investments in hotel properties is a critical audit matter are (i) the significant judgment by management to identify events or changes in circumstances indicating that the carrying amounts may not be recoverable and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures related to management’s identification of events or changes in circumstances indicating that the carrying amounts may not be recoverable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessment of investments in hotel properties, including controls over management’s identification of events or changes in circumstances indicating that the carrying amounts may not be recoverable. These procedures also included, among others, (i) testing management’s process for identifying investments in hotel properties to be evaluated for impairment, (ii) evaluating events or changes in circumstances that indicate that the carrying amounts may not be recoverable, including, among others, performance of the hotel properties and indicators of changes in hold period for hotel properties, (iii) testing the completeness and accuracy of underlying data used in the evaluation, and (iv) considering whether the information used in the evaluation was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Washington, D.C.
February 28, 2023

We have served as the Company’s auditor since 2001.

RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Investment in hotel properties, net	$4,180,328	$4,219,116
Investment in unconsolidated joint ventures	6,979	6,522
Cash and cash equivalents	481,316	665,341
Restricted cash reserves	55,070	48,528
Hotel and other receivables, net of allowance of $319 and $274, respectively	38,528	31,091
Lease right-of-use assets	136,915	144,988
Prepaid expense and other assets	79,089	33,390
Total assets	$4,978,225	$5,148,976
Liabilities and Equity
Debt, net	$2,217,555	$2,409,438
Accounts payable and other liabilities	155,916	155,136
Advance deposits and deferred revenue	23,769	20,047
Lease liabilities	117,010	123,031
Accrued interest	20,707	19,110
Distributions payable	14,622	8,347
Total liabilities	2,549,579	2,735,109

Commitments and Contingencies (Note 10)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at December 31, 2022 and 2021	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 162,003,533 and 166,503,062 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,620	1,665
Additional paid-in capital	3,054,958	3,092,883
Accumulated other comprehensive income (loss)	40,591	(17,113)
Distributions in excess of net earnings	(1,049,441)	(1,046,739)
Total shareholders’ equity	2,414,664	2,397,632
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	7,669	9,919
Noncontrolling interest in the Operating Partnership	6,313	6,316
Total noncontrolling interest	13,982	16,235
Total equity	2,428,646	2,413,867
Total liabilities and equity	$4,978,225	$5,148,976

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2022	2021	2020
Revenues
Operating revenues
Room revenue	$1,002,454	$667,853	$397,754
Food and beverage revenue	117,027	58,994	40,384
Other revenue	74,181	58,817	34,949
Total revenues	1,193,662	785,664	473,087
Expenses
Operating expenses
Room expense	253,441	177,365	124,063
Food and beverage expense	87,402	41,790	35,220
Management and franchise fee expense	95,565	53,276	21,057
Other operating expense	308,000	239,092	211,216
Total property operating expenses	744,408	511,523	391,556
Depreciation and amortization	184,875	187,778	194,168
Impairment losses	—	144,845	—
Property tax, insurance and other	86,996	88,852	103,470
General and administrative	56,330	47,526	41,141
Transaction costs	(345)	94	(158)
Total operating expenses	1,072,264	980,618	730,177
Other income (expense), net	9,496	(7,614)	1,941
Interest income	4,559	996	4,237
Interest expense	(93,155)	(106,366)	(100,169)
Gain (loss) on sale of hotel properties, net	1,017	(2,378)	2,703
(Loss) gain on extinguishment of indebtedness, net	(39)	893	—
Income (loss) before equity in income (loss) from unconsolidated joint ventures	43,276	(309,423)	(348,378)
Equity in income (loss) from unconsolidated joint ventures	457	(477)	(8,454)
Income (loss) before income tax expense	43,733	(309,900)	(356,832)
Income tax expense	(1,518)	(1,188)	(51,970)
Net income (loss)	42,215	(311,088)	(408,802)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(210)	4,384	2,327
Noncontrolling interest in the Operating Partnership	(80)	1,536	2,034
Net income (loss) attributable to RLJ	41,925	(305,168)	(404,441)
Preferred dividends	(25,115)	(25,115)	(25,115)
Net income (loss) attributable to common shareholders	$16,810	$(330,283)	$(429,556)

Basic per common share data:
Net income (loss) per share attributable to common shareholders	$0.10	$(2.01)	$(2.61)
Weighted-average number of common shares	161,947,807	163,998,390	164,503,661

Diluted per common share data:
Net income (loss) per share attributable to common shareholders	$0.10	$(2.01)	$(2.61)
Weighted-average number of common shares	162,292,865	163,998,390	164,503,661

Comprehensive income (loss):
Net income (loss)	$42,215	$(311,088)	$(408,802)
Unrealized gain (loss) on interest rate derivatives	63,570	41,279	(49,536)
Reclassification of unrealized (gains) losses on discontinued cash flow hedges to other income (expense), net	(5,866)	10,658	—
Comprehensive income (loss)	99,919	(259,151)	(458,338)
Comprehensive (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(210)	4,384	2,327
Noncontrolling interest in the Operating Partnership	(80)	1,536	2,034
Comprehensive income (loss) attributable to RLJ	$99,629	$(253,231)	$(453,977)

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

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2021	12,879,475	$366,936	166,503,062	$1,665	$3,092,883	$(1,046,739)	$(17,113)	$6,316	$9,919	$2,413,867
Net income	—	—	—	—	—	41,925	—	80	210	42,215
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	63,570	—	—	63,570
Reclassification of unrealized gains on discontinued cash flow hedges to other income (expense), net	—	—	—	—	—	—	(5,866)	—	—	(5,866)
Issuance of restricted stock	—	—	702,993	7	(7)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	23,267	—	—	—	—	23,267
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(260,841)	(3)	(3,595)	—	—	—	—	(3,598)
Shares acquired as part of a share repurchase program	—	—	(4,907,094)	(49)	(57,590)	—	—	—	—	(57,639)
Forfeiture of restricted stock	—	—	(34,587)	—	—	—	—	—	—	—
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	154	154
Distribution to consolidated joint venture partners	—	—	—	—	—	—	—	—	(2,614)	(2,614)
Distributions on preferred shares	—	—	—	—	—	(25,115)	—	—	—	(25,115)
Distributions on common shares and units	—	—	—	—	—	(19,512)	—	(83)	—	(19,595)
Balance at December 31, 2022	12,879,475	$366,936	162,003,533	$1,620	$3,054,958	$(1,049,441)	$40,591	$6,313	$7,669	$2,428,646

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$42,215	$(311,088)	$(408,802)
Adjustments to reconcile net income (loss) to cash flow provided by (used in) operating activities:
(Gain) loss on sale of hotel properties, net	(1,017)	2,378	(2,703)
Loss (gain) on extinguishment of indebtedness, net	39	(893)	—
Depreciation and amortization	184,875	187,778	194,168
Amortization of deferred financing costs	5,967	5,884	4,416
Other amortization	3,265	(2,090)	(2,404)
Reclassification of unrealized (gains) losses on discontinued cash flow hedges to other income (expense), net	(5,866)	10,658	—
Unrealized gain on discontinued cash flow hedges	—	—	(376)
Equity in (income) loss from unconsolidated joint ventures	(457)	477	8,454
Impairment losses	—	144,845	—
Amortization of share-based compensation	21,664	17,054	12,396
Deferred income taxes	—	—	51,447
Changes in assets and liabilities:
Hotel and other receivables, net	(7,563)	(17,969)	26,409
Prepaid expense and other assets	(4,665)	(1,090)	19,178
Accounts payable and other liabilities	13,146	7,203	(48,791)
Advance deposits and deferred revenue	3,319	(13,090)	(25,282)
Accrued interest	1,597	12,904	3,182
Net cash flow provided by (used in) operating activities	256,519	42,961	(168,708)
Cash flows from investing activities
Acquisition of hotel properties, net	(59,308)	(174,675)	—
Proceeds from the sale of hotel properties, net	48,075	198,642	5,169
Improvements and additions to hotel properties	(124,282)	(48,263)	(73,337)
Contributions to unconsolidated joint ventures	—	(331)	(100)
Distributions from unconsolidated joint ventures in excess of earnings	—	—	1,576
Net cash flow used in investing activities	(135,515)	(24,627)	(66,692)
Cash flows from financing activities
Borrowings under Revolver	—	—	400,000
Repayments of Revolver	(200,000)	(200,000)	—
Borrowing on Term Loan	5,000	—	—
Repayments of Term Loans	—	(356,338)	—
Proceeds from issuance of senior notes	—	1,000,000	—
Redemption of $475.0 million senior notes due 2025 (including a $9.5 million redemption premium)	—	(484,402)	—
Scheduled mortgage loan principal payments	—	(1,486)	(3,376)
Repayments of mortgage loans (including $7.0 million in prepayment premiums)	—	(149,183)	—
Repurchase of common shares under a share repurchase program	(57,639)	—	(62,604)
Repurchase of common shares to satisfy employee tax withholding requirements	(3,598)	(2,543)	(1,641)
Distributions on preferred shares	(25,115)	(25,115)	(25,116)
Distributions on common shares	(13,288)	(6,701)	(61,000)
Distributions on and redemption of Operating Partnership units	(54)	(18)	(428)
Payments of deferred financing costs	(1,333)	(14,770)	(4,069)
Contributions from consolidated joint venture partners	154	1,301	1,264
Distributions to consolidated joint venture partners	(2,614)	—	—
Net cash flow (used in) provided by financing activities	(298,487)	(239,255)	243,030
Net change in cash, cash equivalents, and restricted cash reserves	(177,483)	(220,921)	7,630
Cash, cash equivalents, and restricted cash reserves, beginning of year	713,869	934,790	927,160
Cash, cash equivalents, and restricted cash reserves, end of year	$536,386	$713,869	$934,790
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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2022, there were 162,775,364 units of limited partnership interest in the Operating Partnership (“OP units”) outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of December 31, 2022, the Company owned 97 hotel properties with approximately 21,400 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 95 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 96 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 96 of the 97 hotel properties to its taxable REIT subsidiaries ("TRS"), of which the Company owns a controlling financial interest.

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

The timing of revenue recognition, billings, and cash collections results in the Company recognizing hotel and other receivables and advance deposits and deferred revenue on the consolidated balance sheet. Hotel and other receivables are recognized on the consolidated balance sheets when the Company has provided a good or service to the customer and is waiting for the customer to submit consideration to the Company. Advance deposits and deferred revenue are recognized on the consolidated balance sheets when cash payments are received in advance of the Company satisfying its performance obligation. Advance deposits and deferred revenue consist of amounts that are refundable and non-refundable to the customer. The advance deposits and deferred revenue are recognized as revenue in the consolidated statements of operations and comprehensive income (loss) when the Company satisfies its performance obligation to the customer.

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

Investment in Hotel Properties

The Company’s acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment ("FF&E"), inventory, and assumed debt. The Company may also acquire intangible assets or liabilities related to in-place leases, management agreements, franchise agreements, and advanced bookings.  The Company allocates the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. The Company estimates the fair values of the assets acquired and the liabilities assumed by using a combination of the market, cost and income approaches. The Company determines the fair value by using market data and independent appraisals available to the Company and making numerous estimates and assumptions, such as estimates of future income growth, replacement cost per unit, value per acre or buildable square foot, capitalization rates, discount rates, borrowing rates, market rental rates, capital expenditures and cash flow projections at the respective hotel properties.

The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the estimated useful lives of 15 years for land improvements, 15 years for building improvements, 40 years for buildings, and three to five years for FF&E. Maintenance and repairs are expensed and major renewals or improvements to the hotel properties are capitalized. Indirect project costs, including interest, salaries and benefits, travel and other related costs that are directly attributable to the development, are also capitalized. Upon the sale or disposition of a hotel property, the asset and related accumulated depreciation accounts are removed and the related gain or loss is included in the gain or loss on sale of hotel properties in the consolidated statements of operations and comprehensive income (loss). A sale or disposition of a hotel property that represents a strategic shift that has or will have a major effect on the Company's operations and financial results is presented as discontinued operations in the consolidated statements of operations and comprehensive income (loss).

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

Deferred Financing Costs

Deferred financing costs are the costs incurred to obtain long-term financing. The deferred financing costs are recorded at cost and are amortized using the straight-line method, which approximates the effective interest method, over the respective term of the financing agreement and are included as a component of interest expense in the consolidated statements of operations and comprehensive income (loss). The Company expenses unamortized deferred financing costs when the associated financing agreement is refinanced or repaid before the maturity date, unless certain criteria are met that would allow for the carryover of such costs to the refinanced agreement. The Company presents the deferred financing costs for its Senior Notes and Term Loans (as defined in Note 7) and mortgage loans on the balance sheet as a direct deduction from the carrying amount of the respective debt liability, which is included in debt, net, in the accompanying consolidated balance sheets. The Company presents the deferred financing costs for its Revolver (as defined in Note 7) on the balance sheet as an asset, which is included in prepaid expense and other assets in the accompanying consolidated balance sheets.

For the years ended December 31, 2022, 2021 and 2020, approximately $6.0 million, $5.9 million and $4.4 million, respectively, of amortization expense was recorded as a component of interest expense in the consolidated statements of operations and comprehensive income (loss).

Transaction Costs

The Company incurs costs during the review of potential hotel property acquisitions and dispositions, including legal fees and other professional service fees. In addition, if the Company completes a hotel property acquisition, the Company may incur transfer taxes and integration costs, including professional fees and employee-related costs. If the Company completes a hotel property acquisition that is considered to be an asset acquisition, the transaction costs are capitalized on the consolidated balance sheets. If the Company completes a hotel property acquisition that is considered to be a business combination, the transaction costs are expensed as incurred in the consolidated statements of operations and comprehensive income (loss). Transaction costs related to successful dispositions are included in gain (loss) on sale of hotel properties, net, in the consolidated statements of operations and comprehensive income (loss). All transaction costs incurred in connection with unsuccessful transactions are expensed.

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

The Company's leases include a base lease payment, which is recognized as lease expense on a straight-line basis over the lease term. In addition, certain of the Company's leases may include an additional lease payment that is based on either (i) a percentage of the respective hotel property's financial results, or (ii) changes in an index such as the consumer price index; all of which are recognized as variable lease expense, when incurred, in the consolidated statements of operations and comprehensive income (loss).

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

As of December 31, 2022 and 2021, the Company consolidated the Operating Partnership, which has a 0.5% third-party ownership interest. The third-party ownership interest is included in the noncontrolling interest in the Operating Partnership in the equity section of the consolidated balance sheets. The portion of the income and losses associated with the third-party ownership interest are included in the noncontrolling interest in the Operating Partnership in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2022 and 2021, the Company consolidated the joint venture that owns The Knickerbocker hotel property; this joint venture has a 5% third-party ownership interest in the joint venture. The Company also consolidated the joint venture that owned the DoubleTree Metropolitan Hotel New York City hotel property; this joint venture had a 1.7% third-party ownership interest in the joint venture. This hotel property was sold in December 2021. In addition, the Company consolidated the operating lessee of the Embassy Suites Secaucus - Meadowlands hotel property through its 51% controlling financial interest in the operating lessee of the joint venture; this joint venture had a 49% third-party ownership interest in the joint venture. On October 31, 2021, the ground lease associated with this hotel property was terminated and the hotel property reverted to the ground lessor. The third-party ownership interests are included in the noncontrolling interest in consolidated joint ventures in the equity section of the consolidated balance sheets. The income and losses associated with the third-party ownership interest are included in the noncontrolling interest in consolidated joint ventures in the consolidated statements of operations and comprehensive income (loss).

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate that was expected to be discontinued at the end of 2021 because of reference rate reform. The guidance was effective upon issuance and expired on December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the expiration date of Topic 848 to December 31, 2024.

We have elected to apply certain of the optional expedients for contract modifications to our financial instruments impacted by the LIBOR discontinuance. We expect to continue to elect various optional expedients for contract modifications to our financial instruments affected by the reference rate reform through the expiration date of December 31, 2024, as extended by ASU 2022-06. The application of this guidance did not have a material impact on our consolidated financial statements.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Land and improvements	$992,609	$975,688
Buildings and improvements	4,040,505	4,001,875
Furniture, fixtures and equipment	745,978	691,057
	5,779,092	5,668,620
Accumulated depreciation	(1,598,764)	(1,449,504)
Investment in hotel properties, net	$4,180,328	$4,219,116

For the years ended December 31, 2022, 2021 and 2020, the Company recognized depreciation expense related to its investment in hotel properties of approximately $184.4 million, $187.2 million and $193.3 million, respectively.

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

There were no impairment losses recorded during either of the years ended December 31, 2022 or 2020.

4.              Acquisition of Hotel Properties

During the year ended December 31, 2022, the Company acquired a 100% interest in the following property:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
21c Hotel Nashville	Nashville, TN	July 29, 2022	Accor Hotels	124	$59,000

The acquisition of the 21c Hotel Nashville was accounted for as an asset acquisition, whereby approximately $1.1 million of transaction costs were capitalized as part of the cost of the acquisition. The allocation of the costs for the property acquired was as follows (in thousands):

December 31, 2022
Land and improvements	$19,807
Buildings and improvements	36,223
Furniture, fixtures and equipment	4,081
Total purchase price	$60,111

During the year ended December 31, 2021, the Company acquired a 100% interest in the following properties:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hampton Inn and Suites Atlanta Midtown	Atlanta, GA	August 5, 2021	Aimbridge Hospitality	186	$58,000
AC Hotel Boston Downtown	Boston, MA	October 18, 2021	Colwen Management	205	89,000
Moxy Denver Cherry Creek (1)	Denver, CO	December 23, 2021	Sage Hospitality	170	51,250
				561	$198,250

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

5. Sale of Hotel Properties

In connection with the sale of hotel properties for the years ended December 31, 2022, 2021, and 2020, the Company recorded a net gain of $1.0 million, a net loss of $2.4 million, and a net gain of $2.7 million, respectively.

During the year ended December 31, 2022, the Company sold the following hotel properties in two separate transactions for a combined sales price of approximately $49.9 million:

Hotel Property Name	Location	Sale Date	Rooms
Marriott Denver Airport @ Gateway Park	Aurora, CO	March 8, 2022	238
SpringHill Suites Denver North Westminster	Westminster, CO	April 19, 2022	164
		Total	402

During the year ended December 31, 2021, the Company sold the following hotel properties in seven separate transactions for a combined sales price of approximately $208.5 million.

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

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the year ended December 31, 2022
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$128,652	$10,968	$6,684	$146,304
South Florida	113,194	18,392	8,510	140,096
Southern California	113,726	10,214	10,260	134,200
New York City	60,634	8,737	2,899	72,270
Chicago	55,611	8,965	2,972	67,548
Washington, DC	48,875	1,259	2,488	52,622
Louisville	31,074	13,279	3,449	47,802
Boston	41,785	3,458	1,433	46,676
Austin	38,325	3,269	3,190	44,784
Houston	37,775	2,942	4,034	44,751
Other	332,803	35,544	28,262	396,609
Total	$1,002,454	$117,027	$74,181	$1,193,662

	For the year ended December 31, 2021
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$95,612	$12,430	$7,987	$116,029
Southern California	88,653	5,959	9,271	103,883
Northern California	66,068	3,219	4,455	73,742
Chicago	43,277	5,931	2,282	51,490
New York City	30,547	3,505	1,544	35,596
Charleston	27,220	3,657	1,993	32,870
Houston	28,078	1,196	3,475	32,749
Washington, DC	26,706	415	1,858	28,979
Austin	24,059	1,417	2,970	28,446
Pittsburgh	23,605	3,670	1,138	28,413
Other	214,028	17,595	21,844	253,467
Total	$667,853	$58,994	$58,817	$785,664

	For the year ended December 31, 2020
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$52,213	$7,058	$4,359	$63,630
Southern California	53,814	4,013	5,590	63,417
Northern California	51,107	4,160	3,204	58,471
Chicago	24,267	4,187	1,193	29,647
New York City	25,292	2,189	1,231	28,712
Houston	19,401	827	1,931	22,159
Washington, DC	17,843	416	1,220	19,479
Denver	12,285	2,948	864	16,097
Charleston	12,661	2,145	1,188	15,994
Pittsburgh	13,815	1,481	631	15,927
Other	115,056	10,960	13,538	139,554
Total	$397,754	$40,384	$34,949	$473,087

7. Debt

The Company's debt consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Senior Notes, net	$989,307	$986,942
Revolver	—	200,000
Term Loans, net	820,536	815,004
Mortgage loans, net	407,712	407,492
Debt, net	$2,217,555	$2,409,438

Senior Notes

The Company's senior notes (collectively, the "Senior Notes") consisted of the following (in thousands):

			Carrying Value at
	Interest Rate at December 31, 2022	Maturity Date	December 31, 2022	December 31, 2021
2029 Senior Notes (1)(2)	4.00%	September 2029	$500,000	$500,000
2026 Senior Notes (1)(3)	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(10,693)	(13,058)
Total senior notes, net			$989,307	$986,942

(1)Requires payments of interest only through maturity.
(2)The Company has the option to redeem its 4.00% senior notes due 2029 (the "2029 Senior Notes") at any time prior to September 15, 2024 at a price equal to 100.0% of the principal amount plus a make-whole premium. At any time on or after September 15, 2024, the Company may redeem the 2029 Senior Notes at a redemption price of (i) 102.0% of the principal amount should such redemption occur before September 15, 2025, (ii) 101.0% of the principal amount should such redemption occur before September 15, 2026 and (iii) 100.0% of the principal amount thereafter, in each case plus accrued and unpaid interest, if any. At any time prior to September 15, 2024, the Company may redeem the 2029 Senior Notes with the net cash proceeds from any equity offering at a redemption price equal to 104.0% of the principal amount plus accrued and unpaid interest, if any, subject to certain conditions.
(3)The Company has the option to redeem its 3.75% senior notes due 2026 (the "2026 Senior Notes") at any time prior to July 1, 2023 at a price equal to 100.0% of the principal amount plus a make-whole premium. At any time on or after July 1, 2023, the Company may redeem the 2026 Senior Notes at a redemption price of (i) 101.875% of the principal amount should such redemption occur before July 1, 2024, (ii) 100.938% of the principal amount should such redemption occur before July 1, 2025 and (iii) 100.0% of the principal amount thereafter, in each case plus accrued and unpaid interest, if any. At any time prior to July 1, 2023, the Company may redeem the 2026 Senior Notes with the net cash proceeds from any equity offering at a redemption price equal to 103.75% of the principal amount plus accrued and unpaid interest, if any, subject to certain conditions.

The Senior Notes are each fully and unconditionally guaranteed, jointly and severally, by the Company and certain of the Operating Partnership’s subsidiaries that incur and guarantee indebtedness under the Company’s credit facilities and certain other indebtedness. On October 25, 2022, the collateral securing the Senior Notes was released in accordance with the terms of the indentures governing the Senior Notes. The indentures contain customary covenants that limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to incur additional debt, create liens on assets, make distributions and pay dividends, make certain types of investments, issue guarantees of indebtedness, and make certain restricted payments. These limitations are subject to a number of exceptions and qualifications set forth in the indentures.

A summary of the various restrictive covenants for the Senior Notes are as follows:

	Covenant	Compliance
Maintenance Covenant
Unencumbered Asset to Unencumbered Debt Ratio	> 150.0%	Yes
Incurrence Covenants
Consolidated Indebtedness less than Adjusted Total Assets	< .65x	Yes
Consolidated Secured Indebtedness less than Adjusted Total Assets	< .45x	Yes
Interest Coverage Ratio	> 1.5x	Yes

As of December 31, 2022 and 2021, the Company was in compliance with all covenants associated with the Senior Notes.

Revolver and Term Loans

The Company has the following unsecured credit agreements in place:

•$600.0 million revolving credit facility with a scheduled maturity date of May 18, 2024 and a one year extension option if certain conditions are satisfied (the "Revolver");

•$400.0 million term loan with a scheduled maturity date of January 25, 2023 for approximately $52.3 million of the outstanding principal balance (the "$400 Million Term Loan Maturing 2023") and a scheduled maturity date of

January 25, 2024, including a one year extension option exercised in January 2023, for approximately $151.7 million of the remaining outstanding principal balance (the "$400 Million Term Loan Maturing 2024").

•$225.0 million term loan with a scheduled maturity date of January 25, 2023 for approximately $41.7 million of the outstanding principal balance (the "$225 Million Term Loan Maturing 2023") and a scheduled maturity date of January 25, 2024, including a one year extension option exercised in January 2023, for approximately $73.0 million of the remaining outstanding principal balance (the "$225 Million Term Loan Maturing 2024").

•$400.0 million term loan with a scheduled maturity date of May 18, 2025 (the "$400 Million Term Loan Maturing 2025"); and

•$200.0 million term loan with a scheduled maturity date of January 31, 2026 and two one year extension options if certain conditions are satisfied (the "$200 Million Term Loan Maturing 2026").

The $400 Million Term Loan Maturing 2023, the $400 Million Term Loan Maturing 2024, the $225 Million Term Loan Maturing 2023, the $225 Million Term Loan Maturing 2024, the $400 Million Term Loan Maturing 2025, and the $200 Million Term Loan Maturing 2026 are collectively the "Term Loans".  The credit agreements contain certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, maximum secured indebtedness, maximum unencumbered leverage ratio and minimum unsecured interest coverage ratio.  If an event of default exists, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.

The borrowings under the Revolver and Term Loans bear interest at variable rates equal to LIBOR or the Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin.  The margin ranges from 1.35% to 2.55%, depending on the Company’s leverage ratio, as calculated under the terms of each facility.  The Company incurs an unused facility fee on the Revolver of between 0.20% and 0.25%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of the outstanding borrowings.

 The Company's unsecured credit agreements consisted of the following (in thousands):

			Carrying Value at
	Interest Rate at December 31, 2022 (1)	Maturity Date	December 31, 2022	December 31, 2021
Revolver (2)	—%	May 2024	$—	$200,000
$400 Million Term Loan Maturing 2023 (3)	3.84%	January 2023	52,261	52,261
$400 Million Term Loan Maturing 2024	3.84%	January 2024 (5)	151,683	151,683
$225 Million Term Loan Maturing 2023 (3)	3.84%	January 2023	41,745	41,745
$225 Million Term Loan Maturing 2024	3.18%	January 2024 (6)	72,973	72,973
$400 Million Term Loan Maturing 2025	3.24%	May 2025	400,000	400,000
$200 Million Term Loan Maturing 2026 (4)	2.85%	January 2026 (7)	105,000	100,000
			823,662	1,018,662
Deferred financing costs, net (8)			(3,126)	(3,658)
Total Revolver and Term Loans, net			$820,536	$1,015,004

(1)Interest rate at December 31, 2022 gives effect to interest rate hedges.
(2)At December 31, 2022 and 2021, there was $600.0 million and $400.0 million of remaining capacity on the Revolver, respectively. The Company has the ability to further increase the total capacity on the Revolver to $750.0 million, subject to certain lender requirements. The Company also has the ability to extend the maturity date for an additional one year period ending May 2025 if certain conditions are satisfied.
(3)In January 2023, the Company received $95.0 million in borrowings on the amended $200 Million Term Loan Maturing 2026 and utilized the proceeds to pay off this term loan.
(4)In November 2022, the Company amended this term loan to increase the amount of the term loan up to $200.0 million and extend the initial maturity to January 2026, with two one year extension options.
(5)In January 2023, the Company exercised its option to extend the maturity of this term loan balance to January 2024.
(6)In January 2023, the Company exercised its option to extend the maturity of this term loan balance to January 2024.
(7)This term loan includes two one year extension options. The exercise of the extension options will be at the Company's discretion, subject to certain conditions.

(8)Excludes $1.7 million and $2.9 million as of December 31, 2022 and 2021, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.
The Revolver and Term Loans are subject to various financial covenants. A summary of the most restrictive covenants is as follows:

	Covenant	Compliance
Leverage ratio (1)	<= 7.00x	Yes
Fixed charge coverage ratio (2)	>= 1.50x	Yes
Secured indebtedness ratio	<= 45.0%	Yes
Unencumbered indebtedness ratio	<= 60.0%	Yes
Unencumbered debt service coverage ratio	>= 2.00x	Yes

(1)Leverage ratio is net indebtedness, as defined in the Revolver and Term Loan agreements, to corporate earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined in the Revolver and Term Loan agreements.
(2)Fixed charge coverage ratio is Adjusted EBITDA, generally defined in the Revolver and Term Loan agreements as EBITDA less FF&E reserves, to fixed charges, which is generally defined in the Revolver and Term Loan agreements as interest expense, all regularly scheduled principal payments, preferred dividends paid, and cash taxes paid.

During the year ended December 31, 2021, the Company amended its Revolver and Term Loans. The amendments suspended the testing of all existing financial maintenance covenants for all periods through and including the fiscal quarter ending March 31, 2022 (the “Covenant Relief Period”). In addition, for periods following the Covenant Relief Period, the amendments modified certain covenant thresholds, including the leverage ratio, through the fifth quarter following the Covenant Relief Period. During the year ended December 31, 2022, the Company satisfied the requirements to exit all restrictions under the Revolver and Term Loan agreements.

In November 2022, the Company amended the $200 Million Term Loan Maturing 2026 to increase the amount of the term loan up to $200.0 million and extend the maturity to January 2026, with two one year extension options. The borrowings under this loan bear interest at a variable rate equal to Term SOFR plus an applicable margin. The margin ranges from 1.35% to 1.90%, depending on the Company’s leverage ratio, as calculated under the terms of the facility, plus a credit spread adjustment of ten basis points.

In January 2023, the Company received $95.0 million in borrowings on the amended $200 Million Term Loan Maturing 2026 and utilized the proceeds to pay off approximately $52.3 million of the principal balance of its $400 Million Term Loan Maturing 2023 and approximately $41.7 million of the principal balance of its $225 Million Term Loan Maturing 2023.

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

					Carrying Value at
	Number of Assets Encumbered	Interest Rate at December 31, 2022 (1)	Maturity Date		December 31, 2022	December 31, 2021
Mortgage loan (2)	7	3.25%	April 2023	(4)	$200,000	$200,000
Mortgage loan (2)	3	2.53%	April 2024	(5)	96,000	96,000
Mortgage loan (2)	4	3.43%	April 2024	(5)	85,000	85,000
Mortgage loan (3)	1	5.06%	January 2029		27,193	27,554
	15				408,193	408,554
Deferred financing costs, net					(481)	(1,062)
Total mortgage loans, net					$407,712	$407,492
(1)Interest rate at December 31, 2022 gives effect to interest rate hedges.
(2)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(3)Includes $2.2 million and $2.6 million at December 31, 2022 and 2021, respectively, related to a fair value adjustment on this mortgage loan.
(4)The mortgage loan provides for an additional one year extension option.
(5)The mortgage loan provides two one year extension options.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant and accordingly, such cash is restricted. In addition, certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. At December 31, 2021, two mortgage loans failed the debt yield or DSCR threshold and approximately $22.4 million of restricted cash was held by lenders due to cash trap events.  In addition, the DSCR covenant for one mortgage loan had been waived through December 31, 2022.  As of December 31, 2022, although all mortgage loans met their debt yield or DSCR thresholds, one mortgage loan was in a cash trap event pending notification to the lender to remove the restrictions.  As of December 31, 2022, there was approximately $26.9 million of restricted cash held by this lender due to the cash trap event, and in February 2023, the restrictions were removed.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the year ended December 31,
	2022	2021	2020
Senior Notes	$38,820	$34,079	$23,767
Revolver and Term Loans	34,126	54,733	55,413
Mortgage loans	13,563	13,306	16,949
Amortization of deferred financing costs	5,967	5,884	4,416
Non-cash interest expense related to interest rate hedges	679	(1,636)	—
Undesignated interest rate swaps	—	—	(376)
Total interest expense	$93,155	$106,366	$100,169

Future Minimum Principal Payments

As of December 31, 2022, the future minimum principal payments were as follows (in thousands):

2023 (1)	$294,005
2024	405,657
2025	400,000
2026	605,000
2027	—
Thereafter	525,000
Total (2)	$2,229,662

(1)Excludes the term loans for which the Company exercised its one year extension option in January 2023.
(2)Excludes a $2.2 million fair value adjustment on debt.

8. Derivatives and Hedging

The Company's interest rate swaps consisted of the following (in thousands):

				Notional value at		Fair value at
Hedge type	Interest rate	Effective Date	Maturity Date	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Swap-cash flow (3)	1.28%	September 2019	September 2022	$—	$100,000	$—	$(759)
Swap-cash flow (1)	2.29%	March 2019	December 2022	200,000	200,000	—	(4,077)
Swap-cash flow (1)	2.29%	March 2019	December 2022	125,000	125,000	—	(2,545)
Swap-cash flow (2)	2.38%	June 2021	December 2022	—	87,780	—	(1,879)
Swap-cash flow (2)	2.38%	June 2021	December 2022	—	36,875	—	(789)
Swap-cash flow (5)	2.64%	November 2022	November 2023	100,000	100,000	1,935	(3,893)
Swap-cash flow	2.51%	January 2021	December 2023	75,000	75,000	1,852	(2,692)
Swap-cash flow	2.39%	January 2021	December 2023	75,000	75,000	1,948	(2,504)
Swap-cash flow	1.16%	April 2021	April 2024	50,000	50,000	2,464	(338)
Swap-cash flow	1.20%	April 2021	April 2024	50,000	50,000	2,436	(387)
Swap-cash flow	1.15%	April 2021	April 2024	50,000	50,000	2,470	(327)
Swap-cash flow	1.10%	April 2021	April 2024	50,000	50,000	2,504	(267)
Swap-cash flow	0.98%	April 2021	April 2024	25,000	25,000	1,293	(61)
Swap-cash flow	0.95%	April 2021	April 2024	25,000	25,000	1,304	(43)
Swap-cash flow (4)	0.93%	April 2021	April 2024	25,000	25,000	1,310	(31)
Swap-cash flow (4)	0.90%	April 2021	April 2024	25,000	25,000	1,321	(13)
Swap-cash flow (4)	0.85%	June 2020	December 2024	50,000	50,000	3,538	221
Swap-cash flow (4)	0.75%	June 2020	December 2024	50,000	50,000	3,636	372
Swap-cash flow	1.24%	September 2021	September 2025	150,000	150,000	11,636	(860)
Swap-cash flow (4)	0.65%	July 2021	January 2026	50,000	50,000	5,041	955
				$1,175,000	$1,399,655	$44,688	$(19,917)

(1) In June 2021, the Company dedesignated a portion of the original notional value of these swaps as the hedged forecasted transactions were no longer probable of occurring. Therefore, the Company reclassified a total of $4.4 million of unrealized losses included in accumulated other comprehensive income (loss) to other income (expense), net, in the consolidated statements of operations and comprehensive income (loss). The portion of the swaps that were dedesignated were subsequently redesignated and the amounts related to the initial fair values of $4.4 million that were recorded in other comprehensive income (loss) during the new hedging relationship were reclassified to earnings on a straight line basis over the remaining life of these swaps.
(2) In June 2021, the Company terminated a portion of the original notional value of these swaps as the hedged forecasted transactions were no longer probable of occurring and paid approximately $6.2 million to terminate a portion of these swaps. In addition, the Company redesignated the remaining portions of these swaps resulting in the reclassification of approximately $6.2 million of the unrealized losses included in accumulated other comprehensive income (loss) to other income (expense), net, in the consolidated statements of operations and comprehensive income (loss). In February 2022, the Company paid a total of approximately $1.5 million to terminate these swaps and reclassified the unrealized losses included in other comprehensive income (loss) to earnings on a straight line basis over the remaining life of these swaps.
(3) In February 2022, the Company terminated approximately $75.3 million of the original $100.0 million notional value of this swap as the hedged forecasted transactions were no longer probable of occurring. As part of the swap termination, the Company paid approximately $0.2 million to terminate a portion of this swap. The Company reclassified the unrealized losses included in other comprehensive income (loss) to earnings on a straight line basis over the remaining life of the swap.
(4)     In February 2022, the Company dedesignated these swaps as the hedged forecasted transactions were no longer probable of occurring. Therefore, the Company reclassified a total of approximately $5.9 million of unrealized gains included in accumulated other comprehensive income (loss) to other income (expense), net, in the consolidated statements of operations and comprehensive income (loss). These swaps were subsequently redesignated and the amounts related to the initial fair value of $5.9 million that are recorded in other comprehensive income (loss) during the new hedging relationship will be reclassified to earnings on a straight line basis over the remaining life of these swaps.
(5)     In November 2022, the Company modified the benchmark rate on this interest rate swap from LIBOR to Term SOFR. The fixed interest rates paid by the Company were 2.64% and 2.75% at December 2022 and December 2021, respectively.

As of December 31, 2022 and 2021, the aggregate fair value of the interest rate swap assets of $44.7 million and $1.5 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2021, the aggregate fair value of the interest rate swap liabilities of $21.5 million was included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

As of December 31, 2022, there was approximately $40.6 million of unrealized gains included in accumulated other comprehensive income (loss) related to interest rate swaps. As of December 31, 2021, there was approximately $17.1 million of unrealized losses included in accumulated other comprehensive income (loss) related to interest rate swaps. There was no ineffectiveness recorded during the years ended December 31, 2022 and 2021. For the year ended December 31, 2022, approximately $1.1 million of losses included in accumulated other comprehensive income (loss) were reclassified into interest expense for the interest rate swaps. For the year ended December 31, 2021, approximately $24.1 million of losses included in accumulated other comprehensive income (loss) were reclassified into interest expense for the interest rate swaps. Approximately $26.2 million of the unrealized gains included in accumulated other comprehensive income (loss) at December 31, 2022 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$989,307	$853,895	$986,942	$999,060
Revolver and Term Loans, net	820,536	812,604	1,015,004	1,006,647
Mortgage loans, net	407,712	388,839	407,492	401,387
Debt, net	$2,217,555	$2,055,338	$2,409,438	$2,407,094

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$44,688	$—	$44,688
Interest rate swap liability	$—	$—	$—	$—
Total	$—	$44,688	$—	$44,688

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$1,548	$—	$1,548
Interest rate swap liability	$—	$(21,465)	$—	$(21,465)
Total	$—	$(19,917)	$—	$(19,917)

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

10. Commitments and Contingencies

Operating Leases

As of December 31, 2022, 13 of Company's hotel properties were subject to ground lease agreements that cover the land underlying the respective hotels. The ground leases are classified as operating leases. The total ground lease expense was $15.9 million for the year ended December 31, 2022, which consisted of $11.9 million of fixed lease expense and $4.0 million of variable lease expense. The total ground lease expense was $13.1 million for the year ended December 31, 2021, which consisted of $11.6 million of fixed lease expense and $1.5 million of variable lease expense. The total ground lease expense was $12.4 million for the year ended December 31, 2020, which consisted of $11.6 million of fixed lease expense and $0.8 million of variable lease expense. The total ground lease expense is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive income (loss).

The Company's ground leases consisted of the following (in thousands):

			Ground Lease Expense
			For the year ended December 31,
Hotel Property Name	Initial Term Expiration	Extension Term(s) Expiration	2022	2021	2020
Wyndham Boston Beacon Hill	2028	—	$803	$556	$400
Wyndham San Diego Bayside	2029	—	5,009	4,042	4,100
DoubleTree Suites by Hilton Orlando Lake Buena Vista	2032	2057	1,005	666	300
Residence Inn Palo Alto Los Altos	2033	—	86	86	100
Wyndham Pittsburgh University Center	2038	2083	726	726	700
Marriott Louisville Downtown	2053	2153 (1)	—	—	—
Embassy Suites San Francisco Airport Waterfront	2059	—	1,646	1,239	1,200
Wyndham New Orleans French Quarter	2065	—	487	487	500
Courtyard Charleston Historic District	2096	—	1,044	1,019	950
Courtyard Austin Downtown Convention Center and Residence Inn Downtown Convention Center	2100	—	922	555	449
Courtyard Waikiki Beach	2112	—	3,922	3,742	3,700
Moxy Denver Cherry Creek	2115	—	258	5	—
			$15,908	$13,123	$12,399

(1) The lease may be extended up to four twenty-five year terms at the Company's option.

The future lease payments for the Company's operating leases are as follows (in thousands):

December 31, 2022
2023	$11,617
2024	11,375
2025	10,443
2026	10,352
2027	10,097
Thereafter	532,440
Total future lease payments	586,324
Imputed interest	(469,314)
Lease liabilities	$117,010

The following table presents certain information related to the Company's operating leases as of December 31, 2022:

Weighted average remaining lease term	65 years
Weighted average discount rate	7.11%

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E) as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of December 31, 2022 and 2021, approximately $55.1 million and $48.5 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes and insurance, and debt obligations where certain lenders held restricted cash due to a cash trap event.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of December 31, 2022, 96 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from one to 25 years, with 17 different management companies as noted in the table below. This number includes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or other management companies.

Management Company	Number of Hotel Properties
Accor Hotels	1
Aimbridge Hospitality	31
Colwen Management, Inc.	1
Concord Hospitality Enterprises Company	1
Crestline Hotels and Resorts	1
Davidson Hotels and Resorts	2
Hilton Management and affiliates	20
HEI Hotels and Resorts	2
Hersha Hospitality Management & Urgo Hotels (1)	7
Highgate Hotels	3
Hyatt Corporation and affiliates	11
InnVentures (2)	3
Marriott International, Inc.	3
Pyramid	1
Sage Hospitality	5
White Lodging Services	4
96

(1) Urgo Hotels is a wholly owned subsidiary of Hersha Hospitality Management.
(2) InnVentures is a subsidiary of Highgate Hotels.

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

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2022, 2021 and 2020, the Company incurred management fee expense of approximately $38.8 million, $24.2 million and $13.2 million, respectively.

Franchise Agreements

As of December 31, 2022, 59 of the Company's consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or other management companies. In addition, two hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2022, 2021 and 2020, the Company incurred franchise fee expense of approximately $60.9 million, $43.2 million and $25.6 million, respectively.

Wyndham Agreements

In 2019, the Company entered into an agreement with Wyndham to terminate the net operating income guarantee effective December 31, 2019 and received termination payments totaling $36.0 million from Wyndham. In addition, during the year ended December 31, 2021, the Company extended certain Wyndham management agreements to December 31, 2022. During the year ended December 31, 2022, the Company terminated the remaining Wyndham management agreements. For the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $4.1 million, $14.1 million, and $17.8 million, respectively, as a reduction to management and franchise fee expense related to the amortization of the termination payments over the remaining terms of the management agreements. The termination payments were fully recognized as of December 31, 2022.

Other

During the year ended December 31, 2020, the Company incurred approximately $8.7 million in corporate and property-level severance costs as a result of the COVID-19 pandemic. This amount includes $6.7 million for the year ended December 31, 2020 related to severance for associates at the Company's New York City hotels operating under collective bargaining agreements. The severance costs are included in other operating expense in the accompanying consolidated statement of operations and comprehensive income (loss).

11. Equity
Common Shares of Beneficial Interest

Under the declaration of trust for the Company, there are 450,000,000 common shares authorized for issuance.

On April 29, 2022, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2022 to May 8, 2023 (the "2022 Share Repurchase
Program"). During the year ended December 31, 2022, the Company repurchased and retired 4,907,094 common shares for approximately $57.6 million. As of December 31, 2022, the 2022 Share Repurchase Program had a remaining capacity of $192.4 million.

The Company did not repurchase any common shares under a share repurchase program during the year ended December 31, 2021.

During the year ended December 31, 2020, the Company repurchased and retired 5,489,335 common shares for approximately $62.6 million.

During the year ended December 31, 2022, the Company declared a cash dividend of $0.12 per common share. During each of the years ended December 31, 2021 and 2020, the Company declared a cash dividend of $0.04 per common share.

Series A Preferred Shares

Under the declaration of trust for the Company, there are 50,000,000 preferred shares authorized for issuance. The Series A Preferred Shares are convertible, in whole or in part, at any time, at the option of the holders into common shares at a conversion rate of 0.2806 common shares for each Series A Preferred Share.

During each of the years ended December 31, 2022, 2021 and 2020, the Company declared a cash dividend of $1.95 per Series A Preferred Share.
Noncontrolling Interest in Consolidated Joint Ventures

The Company consolidates the joint venture that owns The Knickerbocker hotel property, which has a third-party partner that owns a noncontrolling 5% ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures on the consolidated balance sheets.

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. As of December 31, 2022, the Operating Partnership had 162,775,364 OP units outstanding, of which 99.5% of the outstanding OP units were owned by the Company and its subsidiaries, and the noncontrolling 0.5% ownership interest was owned by other limited partners.

As of December 31, 2022, the limited partners owned 771,831 OP units. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares is as follows:

	2022		2021		2020
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	2,380,283	$15.43	1,252,228	$15.17	940,202	$20.21
Granted	569,600	15.10	1,739,327	15.92	801,463	11.95
Vested	(647,426)	15.65	(513,342)	16.51	(480,444)	19.59
Forfeited	(34,587)	13.15	(97,930)	15.22	(8,993)	18.80
Unvested at December 31,	2,267,870	$15.32	2,380,283	$15.43	1,252,228	$15.17

For the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $14.4 million, $11.9 million and $8.7 million, respectively, of share-based compensation expense related to restricted share awards.

As of December 31, 2022, there was $19.6 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 1.5 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2022, 2021 and 2020 was approximately $9.0 million, $7.8 million and $5.2 million, respectively.

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
A summary of the performance unit awards is as follows:

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range	Risk Free Interest Rate	Volatility
February 2019 (1)	260,000	$19.16	0% to 200%	2.52%	27.19%
February 2020	489,000	$11.59	0% to 200%	1.08%	23.46%
February 2021	431,151	$20.90	0% to 200%	0.23%	69.47%
February 2022	407,024	$21.96	0% to 200%	1.70%	70.15%
(1) In February 2022, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 133,000 restricted shares. Half of the restricted shares vested immediately with the remaining half vesting in February 2023. As of December 31, 2022, there were approximately 67,000 unvested restricted shares related to the conversion of the performance units. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the year ended December 31, 2022 was approximately $0.8 million.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $7.3 million, $5.2 million and $3.5 million, respectively, of share-based compensation expense related to the performance unit awards.

As of December 31, 2022, there was $10.5 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 1.7 years.

As of December 31, 2022, there were 3,560,347 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

13. Earnings per Common Share

Basic earnings per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period excluding the weighted-average number of unvested restricted shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period. The potential shares consist of the unvested restricted share grants and unvested performance units, calculated using the treasury stock method, and convertible Series A Preferred Shares, calculated using the if-converted method. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating shares and are considered in the computation of earnings per share pursuant to the two-class method. If there were any undistributed earnings allocable to the participating shares, they would be deducted from net income (loss) attributable to common shareholders used in the basic and diluted earnings per share calculations.

The limited partners’ outstanding OP Units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the years ended December 31, 2022, 2021 and 2020, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the year ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributable to RLJ	$41,925	$(305,168)	$(404,441)
Less: Preferred dividends	(25,115)	(25,115)	(25,115)
Less: Dividends paid on unvested restricted shares	(284)	(85)	(55)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	—
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$16,526	$(330,368)	$(429,611)

Denominator:
Weighted-average number of common shares - basic	161,947,807	163,998,390	164,503,661
Unvested restricted shares	345,058	—	—
Weighted-average number of common shares - diluted	162,292,865	163,998,390	164,503,661

Net income (loss) per share attributable to common shareholders - basic	$0.10	$(2.01)	$(2.61)

Net income (loss) per share attributable to common shareholders - diluted	$0.10	$(2.01)	$(2.61)

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

The components of the income tax provision are as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Current:
Federal	$(162)	$—	$—
State	(1,374)	(1,228)	(484)
Deferred:
Federal	15	30	(45,438)
State	3	10	(6,048)
Income tax expense	$(1,518)	$(1,188)	$(51,970)

The provision for income taxes is different from the amount of income tax expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Expected U.S. federal tax (expense) benefit at statutory rate	$(9,184)	$65,079	$90,143
Tax impact of REIT election	(1,659)	(60,856)	(85,140)
Expected tax (expense) benefit at TRS	(10,843)	4,223	5,003
Change in valuation allowance	11,945	(6,489)	(59,321)
State income tax (expense) benefit, net of federal benefit	(2,861)	(650)	1,174
Other items	241	1,728	1,174
Income tax expense	$(1,518)	$(1,188)	$(51,970)

Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of the assets and liabilities. The deferred tax assets (liabilities) include the following (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax liabilities:
Partnership basis	$(3,463)	$(2,739)
Prepaid expenses	(675)	(781)
Deferred tax liabilities	$(4,138)	$(3,520)

Deferred tax assets:
Property and equipment	$5,936	$4,378
Incentive and vacation accrual	3,866	3,021
Deferred revenue - key money	1,387	910
Allowance for doubtful accounts	78	69
Other	2,034	179
Net operating loss carryforwards	65,246	81,299
Federal historic tax credit	824	824
Valuation allowance	(75,215)	(87,159)
Deferred tax assets	$4,156	$3,521

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on the consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income, and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company would record a valuation allowance to reduce its deferred tax assets to the amount that is most likely to be utilized in future periods to offset taxable income. Based upon the available objective evidence at December 31, 2022, the Company determined it was more likely than not that the deferred tax assets related to the net operating loss ("NOL") carryforwards of its primary TRS would not be utilized in future periods. The Company considered all available evidence, both positive and negative, including cumulative losses in recent years and its current forecast of future income in its analysis. As of December 31, 2022 and 2021, the Company had a valuation allowance of approximately $75.2 million and $87.2 million, respectively, related to NOL carryforwards, historic tax credits, and other deferred tax assets of its TRSs.

The Company’s NOLs will begin to expire in 2024 for federal tax purposes and 2022 to 2040 for state tax purposes. The Company's historic tax credits begin to expire in 2035. The annual utilization of these NOLs and tax credits is limited pursuant to federal and state tax laws.

The Company is subject to examination by U.S. federal and various state and local jurisdictions.  The tax years subject to examination vary by jurisdiction.  With few exceptions, as of December 31, 2022, the Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for the tax years of 2018 and before.

The Company had no accruals for tax uncertainties as of December 31, 2022 and 2021.

15. Segment Information
The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single operating segment.

16. Supplemental Information to Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$481,316	$665,341	$899,813
Restricted cash reserves	55,070	48,528	34,977
Cash, cash equivalents, and restricted cash reserves	$536,386	$713,869	$934,790

Interest paid	$87,180	$92,729	$98,511

Income taxes paid	$1,255	$477	$1,501

Operating cash flow lease payments for operating leases	$15,742	$12,371	$11,813

Right-of-use asset and liability adjustment due to remeasurement	$(2,473)	$—	$4,100

Supplemental investing and financing transactions
In conjunction with the acquisitions of hotel properties, the Company recorded the following:
Purchase of hotel properties	$59,000	$198,250	$—
Transaction costs	1,110	2,014	—
Operating prorations	(802)	(589)	—
Mortgage debt assumed (non-cash financing activity)	—	(25,000)	—
Acquisition of hotel properties, net	$59,308	$174,675	$—

In conjunction with the sale of hotel properties, the Company recorded the following:
Sales price	$49,900	$208,507	$4,883
Transaction costs	(834)	(8,118)	(133)
Operating prorations	(991)	(1,747)	(98)
Receipt of forfeited deposit	—	—	517
Proceeds from the sale of hotel properties, net	$48,075	$198,642	$5,169

Supplemental non-cash transactions
Change in fair market value of designated interest rate swaps	$63,570	$41,279	$(49,536)
Accrued capital expenditures	$17,645	$10,049	$7,313
Distributions payable	$14,622	$8,347	$8,752

17.       Subsequent Events

Subsequent to the year ended December 31, 2022, the Company repurchased and retired approximately 49,000 common shares for approximately $0.5 million.

In January 2023, the Company exercised its option to extend the maturities to January 2024 for approximately $151.7 million of the principal balance of its $400 Million Term Loan Maturing 2024 and approximately $73.0 million of the principal balance of its $225 Million Term Loan Maturing 2024. The Company paid $0.3 million in extension fees in January 2023.

In January 2023, the Company received $95.0 million in borrowings on the amended $200 Million Term Loan Maturing 2026 and utilized the proceeds to pay off approximately $52.3 million of the principal balance of its $400 Million Term Loan Maturing 2023 and approximately $41.7 million of the principal balance of its $225 Million Term Loan Maturing 2023.

RLJ Lodging Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(amounts in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2022
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Marriott Denver South @ Park Meadows	$—	$5,385	$39,488	$4,056	$5,353	$43,576	$48,929	$18,267	2006	15 - 40 years
Marriott Louisville Downtown	—	—	89,541	25,148	92	114,597	114,689	43,697	2006	15 - 40 years
Marriott Chicago Midway	—	4,464	32,736	3,209	4,496	35,913	40,409	14,812	2006	15 - 40 years
Renaissance Boulder Flatiron Hotel	—	4,440	32,557	6,664	4,725	38,936	43,661	14,745	2006	15 - 40 years
Renaissance Fort Lauderdale West Hotel	—	4,842	35,517	8,183	4,876	43,666	48,542	16,438	2006	15 - 40 years
Courtyard Chicago Downtown Magnificent Mile	31,000	8,140	59,696	9,632	8,148	69,320	77,468	28,083	2006	15 - 40 years
Courtyard Indianapolis @ The Capitol	—	2,482	18,207	4,191	2,635	22,245	24,880	8,530	2006	15 - 40 years
Courtyard Midway Airport	—	2,172	15,927	2,802	2,202	18,699	20,901	8,447	2006	15 - 40 years
Courtyard Austin Downtown Convention Center	—	6,049	44,361	5,390	6,049	49,751	55,800	18,225	2007	15 - 40 years
Residence Inn Houston By The Galleria	—	2,665	19,549	3,164	2,676	22,702	25,378	9,715	2006	15 - 40 years
Residence Inn Indianapolis Downtown On The Canal	—	2,670	19,588	4,889	2,670	24,477	27,147	9,290	2006	15 - 40 years
Residence Inn Merrillville	—	595	4,372	1,352	595	5,724	6,319	2,423	2006	15 - 40 years
Residence Inn Louisville Downtown	—	1,815	13,308	3,260	1,815	16,568	18,383	5,942	2007	15 - 40 years
Residence Inn Austin Downtown Convention Center	—	3,767	27,626	4,407	3,804	31,996	35,800	11,372	2007	15 - 40 years
Fairfield Inn & Suites Denver Cherry Creek	—	1,203	8,823	1,883	1,203	10,706	11,909	4,432	2006	15 - 40 years
Fairfield Inn & Suites Key West	—	1,803	19,325	3,872	1,860	23,140	25,000	9,713	2006	15 - 40 years
Fairfield Inn & Suites Chicago Midway Airport	—	1,425	10,449	2,038	1,447	12,465	13,912	5,259	2006	15 - 40 years
Hampton Inn Chicago Midway Airport	—	2,747	20,143	3,083	2,793	23,180	25,973	9,767	2006	15 - 40 years
Hilton Garden Inn Chicago Midway Airport	—	2,978	21,842	1,715	3,000	23,535	26,535	9,807	2006	15 - 40 years
Sleep Inn Midway Airport	—	1,189	8,718	1,878	1,211	10,574	11,785	4,741	2006	15 - 40 years
Holiday Inn Express & Suites Midway Airport	—	1,874	13,742	3,237	1,922	16,931	18,853	6,754	2006	15 - 40 years
TGI Friday's Chicago Midway	—	829	6,139	1,018	860	7,126	7,986	2,858	2006	15 - 40 years
Hampton Inn Garden City	—	5,691	22,764	3,652	5,742	26,365	32,107	9,753	2007	15 - 40 years
Courtyard Houston By The Galleria	19,000	3,069	22,508	2,454	3,069	24,962	28,031	9,425	2007	15 - 40 years
Embassy Suites Los Angeles Downey	31,000	4,857	29,943	11,833	4,973	41,660	46,633	15,036	2008	15 - 40 years
Embassy Suites Tampa Downtown Convention Center	—	2,161	71,017	15,009	2,430	85,757	88,187	26,796	2010	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2022
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Fairfield Inn & Suites Washington DC Downtown	34,000	16,214	22,265	7,802	16,447	29,834	46,281	11,053	2010	15 - 40 years
Embassy Suites Fort Myers Estero	—	2,816	7,862	2,294	2,934	10,038	12,972	3,824	2010	15 - 40 years
Homewood Suites Washington DC Downtown	—	23,139	34,188	5,238	23,150	39,415	62,565	12,825	2010	15 - 40 years
Hotel Indigo New Orleans Garden District	—	1,901	2,793	13,845	2,082	16,457	18,539	8,945	2010	15 - 40 years
Residence Inn National Harbor Washington DC	—	7,457	37,046	2,126	7,480	39,149	46,629	12,311	2010	15 - 40 years
Hilton Garden Inn New Orleans Convention Center	—	3,405	20,750	9,436	3,506	30,085	33,591	10,374	2010	15 - 40 years
Hilton Garden Inn Los Angeles Hollywood	—	5,303	19,136	10,909	5,696	29,652	35,348	10,912	2010	15 - 40 years
Renaissance Pittsburgh Hotel	34,000	3,274	39,934	11,233	3,397	51,044	54,441	16,011	2011	15 - 40 years
Courtyard Atlanta Buckhead	—	2,860	21,668	3,966	2,875	25,619	28,494	8,449	2011	15 - 40 years
Embassy Suites West Palm Beach Central	—	3,656	9,614	8,790	3,914	18,146	22,060	7,574	2011	15 - 40 years
Hilton Garden Inn Pittsburgh University Place	—	1,975	18,490	9,363	2,382	27,446	29,828	11,002	2011	15 - 40 years
Courtyard Charleston Historic District	—	2,714	35,828	4,610	3,535	39,617	43,152	11,598	2011	15 - 40 years
Residence Inn Bethesda Downtown	—	8,154	52,749	7,108	8,314	59,697	68,011	17,138	2012	15 - 40 years
Courtyard New York Manhattan Upper East Side	—	20,655	60,222	8,704	21,281	68,300	89,581	19,589	2012	15 - 40 years
Hilton Garden Inn San Francisco Oakland Bay Bridge	—	11,903	22,757	17,633	12,231	40,062	52,293	9,585	2012	15 - 40 years
Embassy Suites Boston Waltham	—	6,268	56,024	5,109	6,386	61,015	67,401	17,014	2012	15 - 40 years
Courtyard Houston Downtown Convention Center	—	5,799	28,953	5,923	6,099	34,576	40,675	9,148	2013	15 - 40 years
Residence Inn Houston Downtown Convention Center	—	4,674	24,913	5,009	4,875	29,721	34,596	7,933	2013	15 - 40 years
SpringHill Suites Houston Downtown Convention Center	—	2,382	12,756	12,400	2,570	24,968	27,538	9,257	2013	15 - 40 years
Courtyard Waikiki Beach	—	557	79,033	13,961	803	92,748	93,551	24,190	2013	15 - 40 years
Courtyard San Francisco	—	11,277	18,198	28,954	11,291	47,138	58,429	15,276	2013	15 - 40 years
Residence Inn Atlanta Midtown Historic	—	2,812	6,044	7,754	2,982	13,628	16,610	4,134	2013	15 - 40 years
SpringHill Suites Portland Hillsboro	—	3,488	18,283	1,582	3,540	19,813	23,353	4,969	2013	15 - 40 years
Hilton Cabana Miami Beach	—	25,083	40,707	7,783	25,356	48,217	73,573	10,774	2014	15 - 40 years
Hyatt House Charlotte Center City	18,000	3,029	26,193	2,204	3,054	28,372	31,426	6,427	2014	15 - 40 years
Hyatt House Cypress Anaheim	16,000	3,995	9,164	3,976	4,354	12,781	17,135	4,159	2014	15 - 40 years
Hyatt House Emeryville San Francisco Bay Area	36,000	7,425	29,137	7,902	7,517	36,947	44,464	9,681	2014	15 - 40 years
Hyatt House San Diego Sorrento Mesa	—	10,420	21,288	1,805	10,651	22,862	33,513	5,695	2014	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2022
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Hyatt House San Jose Silicon Valley	—	6,820	31,682	3,143	6,972	34,673	41,645	7,581	2014	15 - 40 years
Hyatt House San Ramon	—	5,712	11,852	2,884	5,723	14,725	20,448	4,101	2014	15 - 40 years
Hyatt House Santa Clara	34,000	8,044	27,703	3,180	8,045	30,882	38,927	7,507	2014	15 - 40 years
Hyatt Centric The Woodlands	—	5,950	16,882	2,773	5,977	19,628	25,605	4,251	2014	15 - 40 years
Hyatt Place Fremont Silicon Valley	—	6,209	13,730	1,749	6,292	15,396	21,688	3,958	2014	15 - 40 years
Hyatt Place Madison Downtown	13,000	6,701	25,478	1,588	6,709	27,058	33,767	5,909	2014	15 - 40 years
Embassy Suites Irvine Orange County	—	15,062	33,048	9,094	15,190	42,014	57,204	10,909	2014	15 - 40 years
Courtyard Portland City Center	—	8,019	53,024	1,647	8,021	54,669	62,690	12,093	2014	15 - 40 years
Hyatt Atlanta Midtown	—	3,737	41,731	1,293	3,740	43,021	46,761	9,361	2014	15 - 40 years
DoubleTree Grand Key Resort	—	48,192	27,770	8,825	48,330	36,457	84,787	9,315	2014	15 - 40 years
Hyatt Place Washington DC Downtown K Street	—	10,763	55,225	2,071	10,763	57,296	68,059	10,968	2015	15 - 40 years
Homewood Suites Seattle Lynnwood	19,000	3,933	30,949	370	4,001	31,251	35,252	6,081	2015	15 - 40 years
Residence Inn Palo Alto Los Altos	—	16,996	45,786	868	17,100	46,550	63,650	9,236	2015	15 - 40 years
DoubleTree Suites by Hilton Austin	—	7,072	50,827	1,690	7,284	52,305	59,589	7,112	2017	15 - 40 years
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	—	896	44,508	1,579	1,010	45,973	46,983	6,496	2017	15 - 40 years
Embassy Suites Atlanta - Buckhead	—	31,279	46,015	18,027	31,544	63,777	95,321	8,694	2017	15 - 40 years
Embassy Suites Birmingham	—	10,495	33,568	904	10,512	34,455	44,967	4,886	2017	15 - 40 years
Embassy Suites Dallas - Love Field	25,000	6,408	34,694	2,151	6,413	36,840	43,253	5,041	2017	15 - 40 years
Embassy Suites Deerfield Beach - Resort & Spa	—	7,527	56,128	10,627	7,840	66,442	74,282	8,527	2017	15 - 40 years
Embassy Suites Fort Lauderdale 17th Street	—	30,933	54,592	4,529	31,311	58,743	90,054	8,516	2017	15 - 40 years
Embassy Suites Los Angeles - International Airport South	50,000	13,110	94,733	2,901	13,168	97,576	110,744	13,212	2017	15 - 40 years
Embassy Suites Miami - International Airport	—	14,765	18,099	5,641	15,057	23,448	38,505	3,609	2017	15 - 40 years
Embassy Suites Milpitas Silicon Valley	—	43,157	26,399	13,400	43,370	39,586	82,956	6,728	2017	15 - 40 years
Embassy Suites Minneapolis - Airport	—	7,248	41,202	17,243	9,676	56,017	65,693	10,197	2017	15 - 40 years
Embassy Suites Orlando - International Drive South/Convention Center	—	4,743	37,687	1,782	5,011	39,201	44,212	5,577	2017	15 - 40 years
Embassy Suites Phoenix - Biltmore	21,000	24,680	24,487	6,905	24,784	31,288	56,072	4,202	2017	15 - 40 years
Embassy Suites San Francisco Airport - South San Francisco	—	39,616	55,163	16,044	39,700	71,123	110,823	10,573	2017	15 - 40 years
Embassy Suites San Francisco Airport - Waterfront	—	3,698	85,270	4,435	4,169	89,234	93,403	13,480	2017	15 - 40 years
Zachari Dunes on Mandalay Beach, Curio Collection by Hilton	—	35,769	53,280	29,834	36,753	82,130	118,883	9,577	2017	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2022
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
DoubleTree by Hilton Houston Medical Center Hotel & Suites	—	7,776	43,475	1,682	7,992	44,941	52,933	6,012	2017	15 - 40 years
Mills House Charleston, Curio Collection by Hilton	—	9,599	68,932	9,979	10,378	78,132	88,510	9,737	2017	15 - 40 years
San Francisco Marriott Union Square	—	46,773	107,841	13,269	46,883	121,000	167,883	17,735	2017	15 - 40 years
The Knickerbocker New York	—	113,613	119,453	2,634	113,758	121,942	235,700	16,267	2017	15 - 40 years
The Pierside Santa Monica	—	27,054	45,866	9,746	27,149	55,517	82,666	6,552	2017	15 - 40 years
Wyndham Boston Beacon Hill	—	174	51,934	1,754	178	53,684	53,862	25,587	2017	7 years
Wyndham New Orleans - French Quarter	—	300	72,686	1,510	300	74,196	74,496	10,018	2017	15 - 40 years
Wyndham Philadelphia Historic District	—	8,367	51,914	931	8,408	52,804	61,212	7,173	2017	15 - 40 years
Wyndham Pittsburgh University Center	—	154	31,625	477	185	32,071	32,256	4,339	2017	15 - 40 years
Wyndham San Diego Bayside	—	989	29,440	6,625	1,205	35,849	37,054	14,416	2017	8 years
AC Hotel Boston Downtown	—	26,560	53,354	40	26,560	53,394	79,954	1,823	2021	15 - 40 years
Hampton Inn and Suites Atlanta Midtown	—	5,990	48,321	9	5,993	48,327	54,320	1,724	2021	15 - 40 years
Moxy Denver Cherry Creek	27,193	—	48,725	24	—	48,749	48,749	1,323	2021	15 - 40 years
21c Hotel Nashville	—	19,807	36,223	—	19,807	36,223	56,030	452	2022	15 - 40 years
	$408,193	$976,637	$3,465,182	$591,295	$992,609	$4,040,505	$5,033,114	$975,029

(1) The aggregate cost of real estate for federal income tax purposes was approximately $4.9 billion at December 31, 2022.

The change in the total cost of the hotel properties is as follows:

	2022	2021	2020
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$4,977,563	$5,174,309	$5,127,448
Add: Acquisitions	56,030	182,950	—
Add: Improvements	68,012	34,511	52,936
Less: Sale of hotel properties	(68,491)	(269,362)	(6,075)
Less: Impairment losses	—	(144,845)	—
Balance at end of period	$5,033,114	$4,977,563	$5,174,309

The change in the accumulated depreciation of the real estate assets is as follows:

	2022	2021	2020
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$(870,741)	$(827,808)	$(706,040)
Add: Depreciation for the period	(125,203)	(126,759)	(125,494)
Less: Sale of hotel properties	20,915	83,826	3,726
Balance at end of period	$(975,029)	$(870,741)	$(827,808)