Form 10-Q
period 2023-03-31
RLJ Lodging Trust
filed 2023-05-05
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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
As of April 28, 2023, 159,150,293 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Investment in hotel properties, net	$4,165,843	$4,180,328
Investment in unconsolidated joint ventures	7,260	6,979
Cash and cash equivalents	474,332	481,316
Restricted cash reserves	31,244	55,070
Hotel and other receivables, net of allowance of $323 and $319, respectively	41,178	38,528
Lease right-of-use assets	135,480	136,915
Prepaid expense and other assets	76,615	79,089
Total assets	$4,931,952	$4,978,225
Liabilities and Equity
Debt, net	$2,219,284	$2,217,555
Accounts payable and other liabilities	144,775	155,916
Advance deposits and deferred revenue	27,904	23,769
Lease liabilities	116,193	117,010
Accrued interest	11,144	20,707
Distributions payable	19,412	14,622
Total liabilities	2,538,712	2,549,579
Commitments and Contingencies (Note 10)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at March 31, 2023 and December 31, 2022	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 160,077,784 and 162,003,533 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,601	1,620
Additional paid-in capital	3,034,682	3,054,958
Distributions in excess of net earnings	(1,057,939)	(1,049,441)
Accumulated other comprehensive income	34,175	40,591
Total shareholders’ equity	2,379,455	2,414,664
Noncontrolling interests:
Noncontrolling interest in the Operating Partnership	6,264	6,313
Noncontrolling interest in consolidated joint ventures	7,521	7,669
Total noncontrolling interests	13,785	13,982
Total equity	2,393,240	2,428,646
Total liabilities and equity	$4,931,952	$4,978,225

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2023	2022
Revenues
Operating revenues
Room revenue	$260,832	$205,779
Food and beverage revenue	33,288	20,901
Other revenue	20,383	16,219
Total revenues	314,503	242,899
Expenses
Operating expenses
Room expense	66,051	53,828
Food and beverage expense	26,137	16,169
Management and franchise fee expense	26,182	20,388
Other operating expenses	82,624	68,654
Total property operating expenses	200,994	159,039
Depreciation and amortization	44,996	46,865
Property tax, insurance and other	24,648	22,513
General and administrative	13,656	14,134
Transaction costs	20	62
Total operating expenses	284,314	242,613
Other income, net	849	7,285
Interest income	3,664	172
Interest expense	(24,130)	(24,561)
Gain on sale of hotel properties, net	—	1,417
Income (loss) before equity in income from unconsolidated joint ventures	10,572	(15,401)
Equity in income from unconsolidated joint ventures	281	122
Income (loss) before income tax expense	10,853	(15,279)
Income tax expense	(339)	(190)
Net income (loss)	10,514	(15,469)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(17)	104
Noncontrolling interest in consolidated joint ventures	148	118
Net income (loss) attributable to RLJ	10,645	(15,247)
Preferred dividends	(6,279)	(6,279)
Net income (loss) attributable to common shareholders	$4,366	$(21,526)

Basic per common share data:
Net income (loss) per share attributable to common shareholders	$0.03	$(0.13)
Weighted-average number of common shares	159,483,268	164,179,661

Diluted per common share data:
Net income (loss) per share attributable to common shareholders	$0.03	$(0.13)
Weighted-average number of common shares	160,143,748	164,179,661

Comprehensive income:
Net income (loss)	$10,514	$(15,469)
Unrealized (loss) gain on interest rate derivatives	(6,416)	34,193
Reclassification of unrealized gains on discontinued cash flow hedges to other income, net	—	(5,866)
Comprehensive income	4,098	12,858
Comprehensive (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(17)	104
Noncontrolling interest in consolidated joint ventures	148	118
Comprehensive income attributable to RLJ	$4,229	$13,080

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2022	12,879,475	$366,936	162,003,533	$1,620	$3,054,958	$(1,049,441)	$40,591	$6,313	$7,669	$2,428,646
Net income (loss)	—	—	—	—	—	10,645	—	17	(148)	10,514
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(6,416)	—	—	(6,416)
Issuance of restricted stock	—	—	640,407	6	(6)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	6,131	—	—	—	—	6,131
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(162,749)	(1)	(1,888)	—	—	—	—	(1,889)
Shares acquired as part of a share repurchase program	—	—	(2,401,853)	(24)	(24,513)	—	—	—	—	(24,537)
Forfeiture of restricted stock	—	—	(1,554)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(12,864)	—	(66)	—	(12,930)
Balance at March 31, 2023	12,879,475	$366,936	160,077,784	$1,601	$3,034,682	$(1,057,939)	$34,175	$6,264	$7,521	$2,393,240

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive (Loss) Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2021	12,879,475	$366,936	166,503,062	$1,665	$3,092,883	$(1,046,739)	$(17,113)	$6,316	$9,919	$2,413,867
Net loss	—	—	—	—	—	(15,247)	—	(104)	(118)	(15,469)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	34,193	—	—	34,193
Reclassification of unrealized gains on discontinued cash flow hedges to other income, net	—	—	—	—	—	—	(5,866)	—	—	(5,866)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	156	156
Distribution to consolidated joint venture partners			—	—	—	—	—	—	(2,589)	(2,589)
Issuance of restricted stock	—	—	432,779	4	(4)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	5,555	—	—	—	—	5,555
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(87,626)	(1)	(1,268)	—	—	—	—	(1,269)
Forfeiture of restricted stock	—	—	(4,629)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(1,504)	—	(3)	—	(1,507)
Balance at March 31, 2022	12,879,475	$366,936	166,843,586	$1,668	$3,097,166	$(1,069,769)	$11,214	$6,209	$7,368	$2,420,792

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$10,514	$(15,469)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Gain on sale of hotel properties, net	—	(1,417)
Depreciation and amortization	44,996	46,865
Amortization of deferred financing costs	1,474	1,684
Other amortization	1,086	403
Reclassification of unrealized gains on discontinued cash flow hedges to other income, net	—	(5,866)
Equity in income from unconsolidated joint ventures	(281)	(122)
Amortization of share-based compensation	5,692	5,184
Changes in assets and liabilities:
Hotel and other receivables, net	(2,650)	(6,946)
Prepaid expense and other assets	(4,782)	(4,254)
Accounts payable and other liabilities	(8,603)	(320)
Advance deposits and deferred revenue	4,135	1,449
Accrued interest	(9,563)	(10,900)
Net cash flow provided by operating activities	42,018	10,291
Cash flows from investing activities
Proceeds from the sale of hotel property, net	—	34,125
Improvements and additions to hotel properties	(32,634)	(24,334)
Net cash flow (used in) provided by investing activities	(32,634)	9,791
Cash flows from financing activities
Repayment of Revolver	—	(200,000)
Borrowing on Term Loan	95,000	—
Repayments of Term Loans	(94,006)	—
Repurchase of common shares under a share repurchase program	(24,537)	—
Repurchase of common shares to satisfy employee tax withholding requirements	(1,889)	(1,269)
Distributions on preferred shares	(6,279)	(6,279)
Distributions on common shares	(8,100)	(1,666)
Distributions on Operating Partnership units	(40)	(3)
Payments of deferred financing costs	(343)	—
Contributions from consolidated joint venture partners	—	156
Distribution to consolidated joint venture partners	—	(2,589)
Net cash flow used in financing activities	(40,194)	(211,650)
Net change in cash, cash equivalents, and restricted cash reserves	(30,810)	(191,568)
Cash, cash equivalents, and restricted cash reserves, beginning of year	536,386	713,869
Cash, cash equivalents, and restricted cash reserves, end of period	$505,576	$522,301

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Notes to the Consolidated Financial Statements
(unaudited)

1.              General

Organization

RLJ Lodging Trust (the "Company") was formed as a Maryland real estate investment trust ("REIT") on January 31, 2011. The Company is a self-advised and self-administered REIT that owns primarily premium-branded, rooms-oriented, high-margin, focused-service and compact full-service hotels located within heart of demand locations. The Company elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2011.

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2023, there were 160,849,615 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of March 31, 2023, the Company owned 97 hotel properties with approximately 21,400 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 95 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 96 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 96 of the 97 hotel properties to its taxable REIT subsidiaries ("TRSs"), of which the Company owns a controlling financial interest.

2.              Summary of Significant Accounting Policies

The Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission ("SEC") on February 28, 2023 (the "Annual Report"), contains a discussion of the Company's significant accounting policies. Other than noted below, there have been no significant changes to the Company's significant accounting policies since December 31, 2022.

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

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, included in the Annual Report.

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

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net income (loss) and comprehensive income, shareholders’ equity or cash flows.

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

We have elected to apply certain of the optional expedients for contract modifications to our financial instruments impacted by the discontinuance of LIBOR. We expect to continue to elect various optional expedients for contract modifications to our financial instruments affected by the reference rate reform through the extended expiration date of December 31, 2024. The application of this guidance did not have a material impact on our consolidated financial statements.
3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Land and improvements	$993,190	$992,609
Buildings and improvements	4,055,187	4,040,505
Furniture, fixtures and equipment	761,211	745,978
	5,809,588	5,779,092
Accumulated depreciation	(1,643,745)	(1,598,764)
Investment in hotel properties, net	$4,165,843	$4,180,328

For the three months ended March 31, 2023 and 2022, the Company recognized depreciation expense related to its investment in hotel properties of approximately $45.0 million and $46.7 million, respectively.

4.            Sale of Hotel Properties

On March 8, 2022, the Company sold the 238-room Marriott Denver Airport at Gateway Park hotel property in Aurora, CO for a sales price of approximately $35.5 million. The Company recorded a net gain of $1.4 million for the three months ended March 31, 2022 in connection with the sale of this hotel property.

5.          Revenue

	For the three months ended March 31, 2023				For the three months ended March 31, 2022
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$38,540	$5,424	$2,322	$46,286	$37,411	$4,739	$2,222	$44,372
Northern California	34,812	3,463	1,988	40,263	20,207	1,613	1,037	22,857
Southern California	28,931	3,872	2,916	35,719	23,591	1,661	2,158	27,410
Austin	11,620	1,613	928	14,161	8,382	671	740	9,793
Houston	11,599	889	1,163	13,651	8,528	569	867	9,964
Washington DC	12,507	187	555	13,249	8,326	117	590	9,033
New York City	11,006	1,204	662	12,872	7,662	789	473	8,924
Chicago	9,442	2,208	670	12,320	8,960	1,622	460	11,042
Louisville	8,154	3,393	768	12,315	4,845	1,993	879	7,717
Atlanta	10,639	609	1,032	12,280	7,685	385	825	8,895
Charleston	7,769	2,022	788	10,579	6,738	1,196	502	8,436
New Orleans	9,158	404	747	10,309	7,856	164	697	8,717
Tampa	7,744	1,085	560	9,389	6,492	766	606	7,864
Orlando	7,291	931	831	9,053	6,507	595	1,045	8,147
Boston	6,934	842	319	8,095	4,670	495	232	5,397
Other	44,686	5,142	4,134	53,962	37,919	3,526	2,886	44,331
Total	$260,832	$33,288	$20,383	$314,503	$205,779	$20,901	$16,219	$242,899

6.              Debt

The Company's debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Senior Notes, net	$989,899	$989,307
Revolver	—	—
Term Loans, net	821,681	820,536
Mortgage loans, net	407,704	407,712
Debt, net	$2,219,284	$2,217,555

Senior Notes

The Company's senior notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate	Maturity Date	March 31, 2023	December 31, 2022
2029 Senior Notes (1)	4.00%	September 2029	$500,000	$500,000
2026 Senior Notes (1)	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(10,101)	(10,693)
Total senior notes, net			$989,899	$989,307
(1)Requires payment of interest only through maturity.

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

As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants associated with the Senior Notes.

Revolver and Term Loans

The Company has the following unsecured credit agreements in place:

•$600.0 million revolving credit facility with a scheduled maturity date of May 18, 2024 and a one year extension option if certain conditions are satisfied (the "Revolver");
•$400.0 million term loan with a scheduled maturity date of January 25, 2024 (the "$400 Million Term Loan Maturing 2024");
•$225.0 million term loan with a scheduled maturity date of January 25, 2024 (the "$225 Million Term Loan Maturing 2024");
•$400.0 million term loan with a scheduled maturity date of May 18, 2025 (the "$400 Million Term Loan Maturing 2025"); and
•$200.0 million term loan with a scheduled maturity date of January 31, 2026 and two one year extension options if certain conditions are satisfied (the "$200 Million Term Loan Maturing 2026").
The $400 Million Term Loan Maturing 2024, the $225 Million Term Loan Maturing 2024, the $400 Million Term Loan Maturing 2025, and the $200 Million Term Loan Maturing 2026 are collectively referred to as the "Term Loans."

In January 2023, the Company received the remaining $95.0 million in proceeds on the $200 Million Term Loan Maturing 2026 that closed in November 2022 and utilized these proceeds to pay off approximately $52.3 million of the principal balance of a term loan with a scheduled maturity date of January 25, 2023 (the "$400 Million Term Loan Maturing 2023") and approximately $41.7 million of the principal balance of another term loan with a scheduled maturity date of January 25, 2023 (the "$225 Million Term Loan Maturing 2023").

The Company's unsecured credit agreements consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at March 31, 2023 (1)	Maturity Date	March 31, 2023	December 31, 2022
Revolver (2)	—%	May 2024	$—	$—
$400 Million Term Loan Maturing 2023 (3)	—%	—	—	52,261
$400 Million Term Loan Maturing 2024	6.71%	January 2024 (5)	151,683	151,683
$225 Million Term Loan Maturing 2023 (3)	—%	—	—	41,745
$225 Million Term Loan Maturing 2024	4.57%	January 2024 (5)	72,973	72,973
$400 Million Term Loan Maturing 2025	3.27%	May 2025	400,000	400,000
$200 Million Term Loan Maturing 2026 (4)	3.43%	January 2026 (6)	200,000	105,000
			824,656	823,662
Deferred financing costs, net (7)			(2,975)	(3,126)
Total Revolver and Term Loans, net			$821,681	$820,536

(1)Interest rate at March 31, 2023 gives effect to interest rate hedges.
(2)There was $600.0 million of remaining capacity on the Revolver at both March 31, 2023 and December 31, 2022. The Company has the ability to extend the maturity date for an additional one year period ending May 2025 if certain conditions are satisfied.
(3)In January 2023, the Company received the remaining $95.0 million in proceeds on the $200 Million Term Loan Maturing 2026 and utilized these proceeds to pay off these Term Loans.
(4)In January 2023, the Company received the remaining $95.0 million in proceeds on this Term Loan.
(5)In January 2023, the Company exercised its options to extend the maturities of these Term Loan balances to January 2024.
(6)This Term Loan includes two one year extension options. The exercise of the extension options will be at the Company's discretion, subject to certain conditions.
(7)Excludes $1.4 million and $1.7 million as of March 31, 2023 and December 31, 2022, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

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

Mortgage Loans

The Company's mortgage loans consisted of the following (dollars in thousands):

						Carrying Value at
	Number of Assets Encumbered	Interest Rate at March 31, 2023		Maturity Date		March 31, 2023	December 31, 2022
Mortgage loan (1)	7	4.35%	(3)	April 2023	(4)	$200,000	$200,000
Mortgage loan (1)	3	2.53%	(3)	April 2024	(5)	96,000	96,000
Mortgage loan (1)	4	4.89%	(3)	April 2024	(5)	85,000	85,000
Mortgage loan (2)	1	5.06%		January 2029		27,103	27,193
	15					408,103	408,193
Deferred financing costs, net						(399)	(481)
Total mortgage loans, net						$407,704	$407,712

(1)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(2)Includes $2.1 million and $2.2 million at March 31, 2023 and December 31, 2022, respectively, related to a fair value adjustment on this mortgage loan.
(3)Interest rate at March 31, 2023 gives effect to interest rate hedges.
(4)This mortgage loan provides for an additional one year extension option. In April 2023, the Company exercised the final option to extend the maturity to April 2024.
(5)This mortgage loan provides two one year extension options.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant and accordingly, such cash is restricted. In addition, certain mortgage loans have other requirements including continued operation and maintenance of the hotel property. As of December 31, 2022, although all mortgage loans met their debt yield or DSCR thresholds, one mortgage loan was in a cash trap event pending notification to the lender to remove the restrictions. As of December 31, 2022, there was approximately $26.9 million of restricted cash held by this lender due to the cash trap event, and during the three months ended March 31, 2023, all of the restrictions on this cash were removed. At March 31, 2023, all mortgage loans met their debt yield or DSCR thresholds and no mortgage loans were in cash trap events.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended March 31,
	2023	2022
Senior Notes	$9,688	$9,743
Revolver and Term Loans	8,543	9,968
Mortgage loans	3,943	3,210
Amortization of deferred financing costs	1,474	1,684
Non-cash interest expense related to interest rate hedges	482	(44)
Total interest expense	$24,130	$24,561

7.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

				Notional value at		Fair value at
Hedge type	Interest rate	Effective Date	Maturity Date	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Swap-cash flow	2.29%	March 2019	December 2022	$—	$200,000	$—	$—
Swap-cash flow	2.29%	March 2019	December 2022	—	125,000	—	—
Swap-cash flow	2.64%	November 2022	November 2023	100,000	100,000	1,466	1,935
Swap-cash flow	2.51%	January 2021	December 2023	75,000	75,000	1,461	1,852
Swap-cash flow	2.39%	January 2021	December 2023	75,000	75,000	1,535	1,948
Swap-cash flow	1.16%	April 2021	April 2024	50,000	50,000	2,013	2,464
Swap-cash flow	1.20%	April 2021	April 2024	50,000	50,000	1,989	2,436
Swap-cash flow	1.15%	April 2021	April 2024	50,000	50,000	2,018	2,470
Swap-cash flow	1.10%	April 2021	April 2024	50,000	50,000	2,046	2,504
Swap-cash flow	0.98%	April 2021	April 2024	25,000	25,000	1,057	1,293
Swap-cash flow	0.95%	April 2021	April 2024	25,000	25,000	1,065	1,304
Swap-cash flow (1)	0.93%	April 2021	April 2024	25,000	25,000	1,071	1,310
Swap-cash flow (1)	0.90%	April 2021	April 2024	25,000	25,000	1,080	1,321
Swap-cash flow	4.37%	April 2023	April 2024	200,000	—	504	—
Swap-cash flow (1)	0.85%	June 2020	December 2024	50,000	50,000	3,005	3,538
Swap-cash flow (1)	0.75%	June 2020	December 2024	50,000	50,000	3,091	3,636
Swap-cash flow	1.24%	September 2021	September 2025	150,000	150,000	9,987	11,636
Swap-cash flow (1)	0.65%	July 2021	January 2026	50,000	50,000	4,403	5,041
				$1,050,000	$1,175,000	$37,791	$44,688

(1)In February 2022, the Company dedesignated these swaps as the hedged forecasted transactions were no longer probable of occurring. Therefore, the Company reclassified a total of approximately $5.9 million of unrealized gains included in accumulated other comprehensive income to other income, net, in the consolidated statements of operations and comprehensive income. These swaps were subsequently redesignated and the amounts related to the initial fair value of $5.9 million that are recorded in other comprehensive income during the new hedging relationship will be reclassified to earnings on a straight line basis over the remaining life of these swaps.

As of March 31, 2023 and December 31, 2022, the aggregate fair value of the interest rate swap assets of $37.8 million and $44.7 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets.

As of March 31, 2023 and December 31, 2022, there was approximately $34.2 million and $40.6 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate swaps. There was no ineffectiveness recorded during the three month periods ended March 31, 2023 or 2022. For the three months ended March 31, 2023 and 2022, approximately $6.0 million of gains and $4.9 million of losses, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. Approximately $24.6 million of the unrealized gains included in accumulated other comprehensive income at March 31, 2023 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$989,899	$883,195	$989,307	$853,895
Revolver and Term Loans, net	821,681	816,018	820,536	812,604
Mortgage loans, net	407,704	387,527	407,712	388,839
Debt, net	$2,219,284	$2,086,740	$2,217,555	$2,055,338

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 (in thousands):

	Fair Value at March 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$37,791	$—	$37,791
Total	$—	$37,791	$—	$37,791

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$44,688	$—	$44,688
Total	$—	$44,688	$—	$44,688

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

9.              Income Taxes

The Company accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss ("NOL"), capital loss and tax credit carryforwards.  The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled.  The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company is still continuing to provide a full valuation allowance against the deferred tax assets related to the NOL carryforwards of RLJ Lodging Trust Master TRS, Inc., the Company's primary TRS.

The Company had no accruals for tax uncertainties as of March 31, 2023 and December 31, 2022.

10.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures at the hotels (including the periodic replacement or refurbishment of FF&E as determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents). The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues. Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of March 31, 2023 and December 31, 2022, approximately $31.2 million and $55.1 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes, insurance and debt obligations where certain lenders held restricted cash due to a cash trap event.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of March 31, 2023, 96 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from one to 25 years. This number includes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or other management companies. Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 2.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three months ended March 31, 2023 and 2022, the Company incurred management fee expense of approximately $10.8 million and $6.9 million, respectively.

Franchise Agreements

As of March 31, 2023, 59 of the Company’s consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or other management companies. In addition, two hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three months ended March 31, 2023 and 2022, the Company incurred franchise fee expense of approximately $15.4 million and $13.6 million, respectively.

11.       Equity

Common Shares of Beneficial Interest

During the three months ended March 31, 2023 and 2022, the Company declared a cash dividend of $0.08 and $0.01 per common share, respectively.

In April 2022, the Company's board of trustees approved a share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2022 to May 8, 2023 (the "2022 Share Repurchase Program"). During the three months ended March 31, 2023, the Company repurchased and retired approximately 2.4 million common shares for approximately $24.5 million. Subsequent to the quarter ended March 31, 2023, the Company repurchased and retired approximately 1.5 million common shares for approximately $15.3 million. As of May 5, 2023, the 2022 Share Repurchase Program had a remaining capacity of $152.5 million.

On April 28, 2023, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2023 to May 8, 2024 (the "2023 Share Repurchase Program").

Series A Preferred Shares

During the three months ended March 31, 2023 and 2022, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of March 31, 2023, 771,831 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of March 31, 2023 is as follows:

	2023
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	2,267,870	$15.32
Granted	640,407	11.33
Vested	(378,807)	15.10
Forfeited	(1,554)	13.55
Unvested at March 31, 2023	2,527,916	$14.34

For the three months ended March 31, 2023 and 2022, the Company recognized approximately $3.6 million and $3.5 million, respectively, of share-based compensation expense related to restricted share awards. As of March 31, 2023, there was $23.0 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 1.8 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the three months ended March 31, 2023 and 2022 was approximately $4.4 million and $3.4 million, respectively.

Performance Units

The Company aligns its executive officers with its long-term investors by awarding a significant percentage of their equity compensation in the form of multi-year performance unit awards that use both absolute and relative Total Shareholder Return as the primary metrics. The performance units granted prior to 2021 vest over a four year period, including three years of performance-based vesting (the “performance units measurement period”) plus an additional one year of time-based vesting. These performance units may convert into restricted shares at a range of 0% to 200% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return (40% of award) and a relative total shareholder return (60% of award) over the measurement period at specified percentiles of the peer group, as defined by the awards. If at the end of the performance units measurement period the target criterion is met, then 50% of the performance units that are earned will vest at the end of the measurement period. The remaining 50% convert to restricted shares that will vest on the one year anniversary of the end of the measurement period. The award recipients will not be entitled to receive any dividends prior to the date of conversion. For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the performance units measurement period. The fair value of the performance units was determined using a Monte Carlo simulation, and an expected term equal to the requisite service period for the awards of four years. The Company estimates the compensation expense for the performance units on a straight-line basis using a calculation that recognizes 50% of the grant date fair value over three years and 50% of the grant date fair value over four years.
The performance units granted in 2021, 2022 and 2023 vest at the end of a three year period. These performance units may convert into restricted shares at a range of 0% to 200% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return (25% of award) and a relative shareholder return (75% of award) over the measurement period at specified percentiles of the peer group, as defined by the awards. At the end of the performance units measurement period, if the target criterion is met, 100% of the performance units that are earned will vest immediately. The award recipients will not be entitled to receive any dividends prior to the date of conversion. For any restricted shares issued upon conversion, the award recipient will be entitled to receive payment of an amount equal to all dividends that would have been paid if such restricted shares had been issued at the beginning of the performance units measurement period. The fair value of the performance units was determined using a Monte Carlo simulation. For performance units granted in 2021, 2022 and 2023, the Company estimates the compensation expense for the performance units on a straight-line basis using a calculation that recognizes 100% of the grant date fair value over three years.
A summary of the performance unit awards is as follows:

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range	Risk Free Interest Rate	Volatility
February 2020 (1)	489,000	$11.59	0% to 200%	1.08%	23.46%
February 2021	431,151	$20.90	0% to 200%	0.23%	69.47%
February 2022	407,024	$21.96	0% to 200%	1.70%	70.15%
February 2023	574,846	$16.90	0% to 200%	4.33%	66.7%
(1) In February 2023, following the end of the measurement period, the Company met certain threshold criterion and the performance units will convert into approximately 200,000 restricted shares.

For the three months ended March 31, 2023 and 2022, the Company recognized approximately $2.1 million and $1.7 million, respectively, of share-based compensation expense related to the performance unit awards. As of March 31, 2023, there was $18.0 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.2 years.

 As of March 31, 2023, there were 2,770,454 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three months ended March 31, 2023 and 2022, since the limited partners’ share of income (loss) would also be added back to net income (loss) attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2023	2022
Numerator:
Net income (loss) attributable to RLJ	$10,645	$(15,247)
Less: Preferred dividends	(6,279)	(6,279)
Less: Dividends paid on unvested restricted shares	(202)	(26)
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$4,164	$(21,552)

Denominator:
Weighted-average number of common shares - basic	159,483,268	164,179,661
Unvested restricted shares	568,125	—
Unvested performance units	92,355	—
Weighted-average number of common shares - diluted	160,143,748	164,179,661

Net income (loss) per share attributable to common shareholders - basic	$0.03	$(0.13)

Net income (loss) per share attributable to common shareholders - diluted	$0.03	$(0.13)

14.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$474,332	$479,047
Restricted cash reserves	31,244	43,254
Cash, cash equivalents, and restricted cash reserves	$505,576	$522,301

Interest paid	$32,252	$33,911

Income taxes paid	$67	$6

Operating cash flow lease payments for operating leases	$4,344	$3,629

Supplemental investing and financing transactions
In connection with the sale of a hotel property, the Company recorded the following:
Sales price	$—	$35,450
Transaction costs	—	(599)
Operating prorations	—	(726)
Proceeds from the sale of hotel property, net	$—	$34,125

Supplemental non-cash transactions
Accrued capital expenditures	$15,138	$1,454

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

Statement Regarding Forward-Looking Information

The following information contains certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are identified by the use of the words "believe," "project," "expect," "anticipate," "estimate," "plan," "may," "will," "will continue," "intend," "should," or similar expressions.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.

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

Our strategy is to own primarily premium-branded, rooms-oriented, high-margin, focused-service and compact full-service hotels located within heart of demand locations. Focused-service and compact full-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets and meeting space, and require fewer employees than traditional full-service hotels. We believe these types of hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve RevPAR levels at or close to those achieved by traditional full-service hotels while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

As of March 31, 2023, we owned 97 hotel properties with approximately 21,400 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 95 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 96 hotel properties in which we hold a controlling interest, and we record the real estate interest in the one hotel property in which we hold an indirect 50% non-controlling interest using the equity method of accounting. We lease 96 of the 97 hotel properties to our TRSs, of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership. As of March 31, 2023, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the OP units.

2023 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. The following significant activities have taken place in 2023:

•Successfully launched our hotel conversion of The Pierside Hotel, an independent lifestyle property located in Santa Monica, California.

•Exercised one-year extension options on approximately $225.0 million of certain Term Loans to extend the maturities to January 2024.

•Received $95.0 million in borrowings on a Term Loan amended in November 2022 and utilized the proceeds to pay off approximately $94.0 million of maturing Term Loans.

•Exercised the final one-year extension option on a mortgage loan to extend the maturity to April 2024.

•Repurchased and retired approximately 3.9 million shares for $39.8 million under the 2022 Share Repurchase Program.

•Approved the 2023 Share Repurchase Program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2023 to May 8, 2024.

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

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. Our Annual Report contains a discussion of our critical accounting policies and estimates. There have been no significant changes to our critical accounting policies and estimates since December 31, 2022.

Results of Operations

At both March 31, 2023 and 2022, we owned 97 hotel properties.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three months ended March 31, 2023 and 2022.  The non-comparable properties include two hotel properties that were sold and one acquisition that was completed in 2022.

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

	For the three months ended March 31,
	2023	2022	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$260,832	$205,779	$55,053
Food and beverage revenue	33,288	20,901	12,387
Other revenue	20,383	16,219	4,164
Total revenues	314,503	242,899	71,604
Expenses
Operating expenses
Room expense	66,051	53,828	12,223
Food and beverage expense	26,137	16,169	9,968
Management and franchise fee expense	26,182	20,388	5,794
Other operating expenses	82,624	68,654	13,970
Total property operating expenses	200,994	159,039	41,955
Depreciation and amortization	44,996	46,865	(1,869)
Property tax, insurance and other	24,648	22,513	2,135
General and administrative	13,656	14,134	(478)
Transaction costs	20	62	(42)
Total operating expenses	284,314	242,613	41,701
Other income, net	849	7,285	(6,436)
Interest income	3,664	172	3,492
Interest expense	(24,130)	(24,561)	431
Gain on sale of hotel properties, net	—	1,417	(1,417)
Income (loss) before equity in income from unconsolidated joint ventures	10,572	(15,401)	25,973
Equity in income from unconsolidated joint ventures	281	122	159
Income (loss) before income tax expense	10,853	(15,279)	26,132
Income tax expense	(339)	(190)	(149)
Net income (loss)	10,514	(15,469)	25,983
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(17)	104	(121)
Noncontrolling interest in consolidated joint ventures	148	118	30
Net income (loss) attributable to RLJ	10,645	(15,247)	25,892
Preferred dividends	(6,279)	(6,279)	—
Net income (loss) attributable to common shareholders	$4,366	$(21,526)	$25,892

Revenues

Total revenues increased $71.6 million to $314.5 million for the three months ended March 31, 2023 from $242.9 million for the three months ended March 31, 2022. The increase was the result of a $55.1 million increase in room revenue, a $12.4 million increase in food and beverage revenue, and a $4.2 million increase in other revenue.

Room Revenue

Room revenue increased $55.1 million to $260.8 million for the three months ended March 31, 2023 from $205.8 million for the three months ended March 31, 2022.  The increase in room revenue was attributable to an increase in RevPAR from the comparable properties resulting from an increase in leisure travel, as well as recoveries in business and group bookings, as compared to the prior period, which was adversely impacted by a reduction in travel due to the Omicron variant of COVID-19.

The following are the year-to-date key hotel operating statistics for the comparable properties:

	For the three months ended March 31,
	2023	2022
Occupancy	68.6%	61.2%
ADR	$198.85	$175.57
RevPAR	$136.38	$107.39

Food and Beverage Revenue

Food and beverage revenue increased $12.4 million to $33.3 million for the three months ended March 31, 2023 from $20.9 million for the three months ended March 31, 2022. The increase in food and beverage revenue was primarily due to an increase in banquet and catering revenues from group business and the reopening of certain food and beverage outlets at the comparable properties, as compared to the prior period.

Other Revenue

Other revenue increased $4.2 million to $20.4 million for the three months ended March 31, 2023 from $16.2 million for the three months ended March 31, 2022.  The increase in other revenue was primarily due to an increase in parking fees, resort and facility fees (including new resort and facility fees implemented during the prior year), and miscellaneous other sales and fees that corresponded to the increase in demand at the comparable properties over the prior period.

Property Operating Expenses

Property operating expenses increased $42.0 million to $201.0 million for the three months ended March 31, 2023 from $159.0 million for the three months ended March 31, 2022, primarily attributable to the comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the three months ended March 31,
	2023	2022	$ Change
Room expense	$65,460	$53,212	$12,248
Food and beverage expense	25,662	15,954	9,708
Management and franchise fee expense	26,008	20,165	5,843
Other operating expenses	81,889	67,888	14,001
Total property operating expenses	$199,019	$157,219	$41,800

The increase in property operating expenses attributable to the comparable properties corresponded to the increase in demand over the prior period.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.9 million to $45.0 million for the three months ended March 31, 2023 from $46.9 million for the three months ended March 31, 2022. The decrease was primarily related to furniture, fixtures and equipment that were fully depreciated in 2022, partially offset by an increase in depreciation and amortization expense related to recently renovated hotels.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $2.1 million to $24.6 million for the three months ended March 31, 2023 from $22.5 million for the three months ended March 31, 2022.  The increase was attributable to an increase in property taxes and insurance premiums at the comparable properties, as well as an increase in ground rent expense at the comparable properties. The increase in ground rent expense was due to increases in percentage rent obligations and consumer price index adjustments for certain of our ground leases.

General and Administrative

General and administrative expense decreased $0.5 million to $13.7 million for the three months ended March 31, 2023 from $14.1 million for the three months ended March 31, 2022.

Other Income, net

Other income, net decreased $6.4 million to $0.8 million for the three months ended March 31, 2023 from $7.3 million for the three months ended March 31, 2022. The decrease was primarily attributable to the reclassification of unrealized gains from accumulated other comprehensive income due to the discontinuation of certain cash flow hedges during the three months ended March 31, 2022.

Interest Expense

Interest expense decreased $0.4 million to $24.1 million for the three months ended March 31, 2023 from $24.6 million for the three months ended March 31, 2022. Interest expense decreased due to lower average debt balances and lower effective interest rates, including the impact of exiting the covenant relief period during 2022 under our Revolver and Term Loan agreements. The components of our interest expense for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	For the three months ended March 31,
	2023	2022	$ Change
Senior Notes	$9,688	$9,743	$(55)
Revolver and Term Loans	8,543	9,968	(1,425)
Mortgage loans	3,943	3,210	733
Amortization of deferred financing costs	1,474	1,684	(210)
Non-cash interest expense related to interest rate hedges	482	(44)	526
Total interest expense	$24,130	$24,561	$(431)

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, such as transaction costs, pre-opening costs, gains or losses on extinguishment of indebtedness, non-cash income tax expense or benefit, amortization of share-based compensation, non-cash interest expense related to discontinued interest rate hedges, derivative gains or losses in accumulated other comprehensive income reclassified to earnings, and certain other income or expenses that we consider outside the normal course of operations. We believe that Adjusted FFO provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and FFO, is beneficial to an investor’s understanding of our operating performance.

The following table is a reconciliation of our GAAP net income (loss) to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31,
	2023	2022
Net income (loss)	$10,514	$(15,469)
Preferred dividends	(6,279)	(6,279)
Depreciation and amortization	44,996	46,865
Gain on sale of hotel properties, net	—	(1,417)
Noncontrolling interest in consolidated joint ventures	148	118
Adjustments related to consolidated joint venture (1)	(43)	(49)
Adjustments related to unconsolidated joint venture (2)	237	295
FFO	49,573	24,064
Transaction costs	20	62
Pre-opening costs (3)	222	234
Amortization of share-based compensation	5,692	5,185
Non-cash income tax expense	—	(135)
Non-cash interest expense related to discontinued interest rate hedges	482	336
Derivative gains in accumulated other comprehensive income reclassified to earnings (4)	—	(5,866)
Other expenses (5)	91	14
Adjusted FFO	$56,080	$23,894

(1)Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint venture.
(2)Includes our ownership interest in the depreciation and amortization expense of the unconsolidated joint venture.
(3)Represents expenses related to the brand conversions of certain hotel properties prior to opening.
(4)Reclassification of interest rate swap gains from accumulated other comprehensive income to earnings for discontinued interest rate hedges.
(5)Represents expenses outside of the normal course of operations.

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

We also present Adjusted EBITDA, which includes additional adjustments for items such as transaction costs, pre-opening costs, gains or losses on extinguishment of indebtedness, amortization of share-based compensation, derivative gains or losses in accumulated other comprehensive income reclassified to earnings, and certain other income or expenses that we consider outside the normal course of operations. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income, EBITDA, and EBITDAre, is beneficial to an investor’s understanding of our operating performance.

The following table is a reconciliation of our GAAP net income (loss) to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31,
	2023	2022
Net income (loss)	$10,514	$(15,469)
Depreciation and amortization	44,996	46,865
Interest expense, net of interest income	20,466	24,389
Income tax expense	339	190
Adjustments related to unconsolidated joint venture (1)	345	407
EBITDA	76,660	56,382
Gain on sale of hotel properties, net	—	(1,417)
EBITDAre	76,660	54,965
Transaction costs	20	62
Pre-opening costs (2)	222	234
Amortization of share-based compensation	5,692	5,185
Derivative gains in accumulated other comprehensive income reclassified to earnings (3)	—	(5,866)
Other expenses (4)	91	14
Adjusted EBITDA	$82,685	$54,594

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint venture.
(2)Represents expenses related to the brand conversions of certain hotel properties prior to opening.
(3)Reclassification of interest rate swap gains from accumulated other comprehensive income to earnings for discontinued interest rate hedges.
(4)Represents expenses outside of the normal course of operations.

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

As of March 31, 2023, we had $505.6 million of cash, cash equivalents, and restricted cash reserves as compared to $536.4 million at December 31, 2022.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $42.0 million and $10.3 million for the three months ended March 31, 2023 and 2022, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2023 and 2022.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $32.6 million for the three months ended March 31, 2023 due to capital improvements and additions to our hotel properties.

The net cash flow provided by investing activities totaled $9.8 million for the three months ended March 31, 2022 primarily due to $34.1 million in proceeds from the sale of a hotel property. The net cash flow provided by investing activities was partially offset by $24.3 million in capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $40.2 million for the three months ended March 31, 2023 primarily due to $94.0 million in repayment of Term Loans, $24.5 million paid to repurchase common shares under our 2022 Share Repurchase Program, $14.4 million in distributions to shareholders and unitholders, $1.9 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $0.3 million in deferred financing cost payments. The net cash flow used in financing activities was partially offset by $95.0 million in borrowing on a Term Loan.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2023, approximately $26.1 million was held in FF&E reserve accounts for future capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2023, we had approximately $1.2 billion of total variable rate debt outstanding (or 54.0% of total indebtedness) with a weighted-average interest rate of 4.04% per annum. After taking into consideration the effect of interest rate swaps, 84.1% of our total indebtedness was fixed or effectively fixed. As of March 31, 2023, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $3.6 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2023, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate debt (1)(2)	$—	$—	$—	$500,000	$—	$525,000	$1,025,000
Weighted-average interest rate	—%	—%	—%	3.75%	—%	4.05%	3.90%
Variable rate debt (1)	$200,000	$405,656	$400,000	$200,000	$—	$—	$1,205,656
Weighted-average interest rate (3)	4.35%	4.95%	3.27%	3.43%	—%	—%	4.04%
Total	$200,000	$405,656	$400,000	$700,000	$—	$525,000	$2,230,656

(1)Excludes $3.0 million, $0.4 million and $10.1 million of net deferred financing costs on the Term Loans, mortgage loans and Senior Notes, respectively.
(2)Excludes $2.1 million related to a fair value adjustment on debt.
(3)The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of March 31, 2023, the estimated fair value of our fixed rate debt was $904.5 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $38.1 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2023 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended March 31, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2023 through January 31, 2023	54,531	$10.50	48,974	15,262,181
February 1, 2023 through February 28, 2023	157,192	$11.65	—	16,917,603
March 1, 2023 through March 31, 2023	2,352,879	$10.21	2,352,879	15,832,344
Total	2,564,602		2,401,853
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
10.1
Employment Agreement, dated as of March 29, 2023, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 4, 2023)

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

RLJ LODGING TRUST

Dated: May 5, 2023	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: May 5, 2023	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 5, 2023	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)