Form 10-Q
period 2023-06-30
RLJ Lodging Trust
filed 2023-08-04
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
As of July 28, 2023, 157,479,587 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Investment in hotel properties, net	$4,150,176	$4,180,328
Investment in unconsolidated joint ventures	7,480	6,979
Cash and cash equivalents	476,936	481,316
Restricted cash reserves	34,396	55,070
Hotel and other receivables, net of allowance of $291 and $319, respectively	41,748	38,528
Lease right-of-use assets	139,163	136,915
Prepaid expense and other assets	82,601	79,089
Total assets	$4,932,500	$4,978,225
Liabilities and Equity
Debt, net	$2,218,737	$2,217,555
Accounts payable and other liabilities	126,901	155,916
Advance deposits and deferred revenue	25,042	23,769
Lease liabilities	120,376	117,010
Accrued interest	22,067	20,707
Distributions payable	19,292	14,622
Total liabilities	2,532,415	2,549,579
Commitments and Contingencies (Note 10)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at June 30, 2023 and December 31, 2022	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 157,686,191 and 162,003,533 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,577	1,620
Additional paid-in capital	3,011,350	3,054,958
Distributions in excess of net earnings	(1,035,566)	(1,049,441)
Accumulated other comprehensive income	41,733	40,591
Total shareholders’ equity	2,386,030	2,414,664
Noncontrolling interests:
Noncontrolling interest in the Operating Partnership	6,380	6,313
Noncontrolling interest in consolidated joint ventures	7,675	7,669
Total noncontrolling interests	14,055	13,982
Total equity	2,400,085	2,428,646
Total liabilities and equity	$4,932,500	$4,978,225

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues
Operating revenues
Room revenue	$295,496	$280,676	$556,328	$486,455
Food and beverage revenue	38,132	31,154	71,420	52,055
Other revenue	23,332	18,671	43,715	34,890
Total revenues	356,960	330,501	671,463	573,400
Expenses
Operating expenses
Room expense	70,333	65,793	136,384	119,621
Food and beverage expense	28,037	21,770	54,174	37,939
Management and franchise fee expense	29,277	26,067	55,459	46,456
Other operating expenses	84,207	76,888	166,831	145,542
Total property operating expenses	211,854	190,518	412,848	349,558
Depreciation and amortization	44,925	46,922	89,921	93,787
Property tax, insurance and other	24,684	22,949	49,332	45,462
General and administrative	14,627	13,348	28,283	27,482
Transaction costs	4	136	24	198
Total operating expenses	296,094	273,873	580,408	516,487
Other income, net	736	721	1,585	8,006
Interest income	5,011	347	8,675	519
Interest expense	(24,543)	(23,855)	(48,673)	(48,416)
(Loss) gain on sale of hotel properties, net	(44)	(364)	(44)	1,053
Loss on extinguishment of indebtedness, net	(169)	—	(169)	—
Income before equity in income from unconsolidated joint ventures	41,857	33,477	52,429	18,075
Equity in income from unconsolidated joint ventures	220	283	501	405
Income before income tax expense	42,077	33,760	52,930	18,480
Income tax expense	(357)	(558)	(696)	(748)
Net income	41,720	33,202	52,234	17,732
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(171)	(125)	(188)	(21)
Noncontrolling interest in consolidated joint ventures	(154)	(111)	(6)	7
Net income attributable to RLJ	41,395	32,966	52,040	17,718
Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Net income attributable to common shareholders	$35,116	$26,687	$39,483	$5,161

Basic per common share data:
Net income per share attributable to common shareholders	$0.22	$0.16	$0.25	$0.03
Weighted-average number of common shares	156,424,444	163,539,446	157,945,406	163,857,785

Diluted per common share data:
Net income per share attributable to common shareholders	$0.22	$0.16	$0.25	$0.03
Weighted-average number of common shares	156,741,187	163,784,573	158,381,380	164,217,150

Comprehensive income:
Net income	$41,720	$33,202	$52,234	$17,732
Unrealized gain on interest rate derivatives	7,558	13,380	1,142	47,573
Reclassification of unrealized gains on discontinued cash flow hedges to other income, net	—	—	—	(5,866)
Comprehensive income	49,278	46,582	53,376	59,439
Comprehensive (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(171)	(125)	(188)	(21)
Noncontrolling interest in consolidated joint ventures	(154)	(111)	(6)	7
Comprehensive income attributable to RLJ	$48,953	$46,346	$53,182	$59,425

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2022	12,879,475	$366,936	162,003,533	$1,620	$3,054,958	$(1,049,441)	$40,591	$6,313	$7,669	$2,428,646
Net income	—	—	—	—	—	52,040	—	188	6	52,234
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	1,142	—	—	1,142
Issuance of restricted stock	—	—	1,190,961	12	(12)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	12,728	—	—	—	—	12,728
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(407,205)	(4)	(4,394)	—	—	—	—	(4,398)
Shares acquired as part of a share repurchase program	—	—	(5,082,968)	(51)	(51,930)	—	—	—	—	(51,981)
Forfeiture of restricted stock	—	—	(18,130)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(12,557)	—	—	—	(12,557)
Distributions on common shares and units	—	—	—	—	—	(25,608)	—	(121)	—	(25,729)
Balance at June 30, 2023	12,879,475	$366,936	157,686,191	$1,577	$3,011,350	$(1,035,566)	$41,733	$6,380	$7,675	$2,400,085

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at March 31, 2023	12,879,475	$366,936	160,077,784	$1,601	$3,034,682	$(1,057,939)	$34,175	$6,264	$7,521	$2,393,240
Net income	—	—	—	—	—	41,395	—	171	154	41,720
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	7,558	—	—	7,558
Issuance of restricted stock	—	—	550,554	6	(6)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	6,597	—	—	—	—	6,597
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(244,456)	(3)	(2,506)	—	—	—	—	(2,509)
Shares acquired as part of a share repurchase program	—	—	(2,681,115)	(27)	(27,417)	—	—	—	—	(27,444)
Forfeiture of restricted stock	—	—	(16,576)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(12,743)	—	(55)	—	(12,798)
Balance at June 30, 2023	12,879,475	$366,936	157,686,191	$1,577	$3,011,350	$(1,035,566)	$41,733	$6,380	$7,675	$2,400,085

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive (Loss) Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2021	12,879,475	$366,936	166,503,062	$1,665	$3,092,883	$(1,046,739)	$(17,113)	$6,316	$9,919	$2,413,867
Net income (loss)	—	—	—	—	—	17,718	—	21	(7)	17,732
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	47,573	—	—	47,573
Reclassification of unrealized gains on discontinued cash flow hedges to other income, net	—	—	—	—	—	—	(5,866)	—	—	(5,866)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	156	156
Distribution to consolidated joint venture partners			—	—	—	—	—	—	(2,600)	(2,600)
Issuance of restricted stock	—	—	702,993	7	(7)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	11,462	—	—	—	—	11,462
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(260,187)	(3)	(3,586)	—	—	—	—	(3,589)
Shares acquired as part of a share repurchase program	—	—	(3,957,983)	(39)	(47,407)	—	—	—	—	(47,446)
Forfeiture of restricted stock	—	—	(6,065)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(12,557)	—	—	—	(12,557)
Distributions on common shares and units	—	—	—	—	—	(3,148)	—	(12)	—	(3,160)
Balance at June 30, 2022	12,879,475	$366,936	162,981,820	$1,630	$3,053,345	$(1,044,726)	$24,594	$6,325	$7,468	$2,415,572

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$52,234	$17,732
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties, net	44	(1,053)
Loss on extinguishment of indebtedness, net	169	—
Depreciation and amortization	89,921	93,787
Amortization of deferred financing costs	2,965	3,101
Other amortization	2,172	1,136
Reclassification of unrealized gains on discontinued cash flow hedges to other income, net	—	(5,866)
Equity in income from unconsolidated joint ventures	(501)	(405)
Amortization of share-based compensation	11,781	10,654
Changes in assets and liabilities:
Hotel and other receivables, net	(3,220)	(10,018)
Prepaid expense and other assets	1,080	1,450
Accounts payable and other liabilities	(22,163)	7,680
Advance deposits and deferred revenue	1,273	(1,401)
Accrued interest	1,360	(493)
Net cash flow provided by operating activities	137,115	116,304
Cash flows from investing activities
Proceeds from sales of hotel properties, net	(44)	48,073
Improvements and additions to hotel properties	(65,771)	(51,406)
Purchase deposit	—	(1,500)
Net cash flow used in investing activities	(65,815)	(4,833)
Cash flows from financing activities
Repayment of Revolver	—	(200,000)
Borrowings on Term Loans	320,000	—
Repayments of Term Loans	(318,662)	—
Repurchase of common shares under a share repurchase program	(51,981)	(47,446)
Repurchase of common shares to satisfy employee tax withholding requirements	(4,398)	(3,589)
Distributions on preferred shares	(12,557)	(12,557)
Distributions on common shares	(20,962)	(3,522)
Distributions on Operating Partnership units	(95)	(10)
Payments of deferred financing costs	(7,699)	(10)
Contributions from consolidated joint venture partners	—	156
Distribution to consolidated joint venture partners	—	(2,600)
Net cash flow used in financing activities	(96,354)	(269,578)
Net change in cash, cash equivalents, and restricted cash reserves	(25,054)	(158,107)
Cash, cash equivalents, and restricted cash reserves, beginning of year	536,386	713,869
Cash, cash equivalents, and restricted cash reserves, end of period	$511,332	$555,762

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2023, there were 158,458,022 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of June 30, 2023, the Company owned 97 hotel properties with approximately 21,400 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 95 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 96 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 96 of the 97 hotel properties to its taxable REIT subsidiaries ("TRSs"), of which the Company owns a controlling financial interest.

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

The Company elected to apply certain of the optional expedients for contract modifications to its financial instruments impacted by the discontinuance of LIBOR. The Company has completed its modifications to these financial instruments affected by reference rate reform. The application of this guidance did not have a material impact on the Company's consolidated financial statements.
3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Land and improvements	$995,095	$992,609
Buildings and improvements	4,073,238	4,040,505
Furniture, fixtures and equipment	770,499	745,978
	5,838,832	5,779,092
Accumulated depreciation	(1,688,656)	(1,598,764)
Investment in hotel properties, net	$4,150,176	$4,180,328

For the three and six months ended June 30, 2023, the Company recognized depreciation expense related to its investment in hotel properties of approximately $44.9 million and $89.9 million, respectively. For the three and six months ended June 30, 2022, the Company recognized depreciation expense related to its investment in hotel properties of approximately $46.8 million and $93.5 million, respectively.

4.            Sale of Hotel Properties

During the six months ended June 30, 2022, the Company sold the following hotel properties in two separate transactions for a combined sales price of approximately $49.9 million.

Hotel Property Name	Location	Sale Date	Rooms
Marriott Denver Airport @ Gateway Park	Aurora, CO	March 8, 2022	238
SpringHill Suites Denver North Westminster	Westminster, CO	April 19, 2022	164
		Total	402

The Company recorded a net gain of $1.1 million for the six months ended June 30, 2022 in connection with the sale of these hotel properties.

5.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended June 30, 2023				For the three months ended June 30, 2022
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$35,447	$3,561	$2,030	$41,038	$36,589	$2,773	$1,698	$41,060
Southern California	32,569	3,878	3,626	40,073	31,101	2,161	2,615	35,877
South Florida	27,515	5,484	2,410	35,409	29,537	4,953	2,270	36,760
New York City	17,600	2,834	908	21,342	16,134	2,855	701	19,690
Chicago	17,253	2,730	918	20,901	15,104	2,343	737	18,184
Washington, DC	17,923	514	708	19,145	15,171	364	661	16,196
Louisville	12,941	4,137	1,171	18,249	10,929	3,166	876	14,971
Charleston	11,173	2,256	1,238	14,667	8,452	1,435	396	10,283
Houston	12,300	710	1,180	14,190	10,029	792	1,032	11,853
Austin	10,398	1,297	904	12,599	11,119	873	810	12,802
Other	100,377	10,731	8,239	119,347	96,511	9,439	6,875	112,825
Total	$295,496	$38,132	$23,332	$356,960	$280,676	$31,154	$18,671	$330,501

	For the six months ended June 30, 2023				For the six months ended June 30, 2022
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$66,055	$10,908	$4,732	$81,695	$66,948	$9,692	$4,493	$81,133
Northern California	70,259	7,024	4,018	81,301	56,797	4,386	2,735	63,918
Southern California	61,500	7,751	6,541	75,792	54,692	3,822	4,772	63,286
New York City	28,606	4,038	1,570	34,214	23,796	3,644	1,174	28,614
Chicago	26,695	4,938	1,587	33,220	24,064	3,966	1,197	29,227
Washington DC	30,430	700	1,263	32,393	23,496	481	1,251	25,228
Louisville	21,095	7,530	1,938	30,563	15,773	5,159	1,755	22,687
Houston	23,899	1,599	2,344	27,842	18,557	1,361	1,899	21,817
Austin	22,018	2,910	1,832	26,760	19,501	1,544	1,550	22,595
Charleston	18,942	4,278	2,026	25,246	15,190	2,631	899	18,720
Other	186,829	19,744	15,864	222,437	167,641	15,369	13,165	196,175
Total	$556,328	$71,420	$43,715	$671,463	$486,455	$52,055	$34,890	$573,400

6.              Debt

The Company's debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Senior Notes, net	$990,489	$989,307
Revolver	—	—
Term Loans, net	820,563	820,536
Mortgage loans, net	407,685	407,712
Debt, net	$2,218,737	$2,217,555

Senior Notes

The Company's senior notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate	Maturity Date	June 30, 2023	December 31, 2022
2029 Senior Notes (1)	4.00%	September 2029	$500,000	$500,000
2026 Senior Notes (1)	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(9,511)	(10,693)
Total senior notes, net			$990,489	$989,307
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

As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants associated with the Senior Notes.

Revolver and Term Loans

The Company has the following unsecured credit agreements in place:

•$600.0 million revolving credit facility with a scheduled maturity date of May 10, 2027 and either a one-year extension option or up to two six-month extension options if certain conditions are satisfied (the "Revolver");
•$400.0 million term loan with a scheduled maturity date of May 18, 2025 (the "$400 Million Term Loan Maturing 2025");
•$200.0 million term loan with a scheduled maturity date of January 31, 2026 and two one-year extension options if certain conditions are satisfied (the "$200 Million Term Loan Maturing 2026"); and

•$225.0 million term loan with a scheduled maturity date of May 10, 2026 and two one-year extension options if certain conditions are satisfied (the "$225 Million Term Loan Maturing 2026").
The $400 Million Term Loan Maturing 2025, the $200 Million Term Loan Maturing 2026, and the $225 Million Term Loan Maturing 2026 are collectively referred to as the "Term Loans."

In January 2023, the Company received the remaining $95.0 million in proceeds on the $200 Million Term Loan Maturing 2026 and utilized these proceeds to pay off approximately $52.3 million of a term loan with a scheduled maturity date of January 25, 2023 (the "$400 Million Term Loan Maturing 2023") and approximately $41.7 million of another term loan with a scheduled maturity date of January 25, 2023 (the "$225 Million Term Loan Maturing 2023").

In May 2023, the Company amended its Revolver. The amendment extends the maturity date of the Revolver to May 10, 2027, which may be extended by the exercise of either a one-year extension option or up to two six-month extension options, subject to the satisfaction of certain conditions. The borrowings under the Revolver bear interest at a variable rate equal to (i) the Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of ten basis points ("Adjusted SOFR") and a margin ranging from 1.40% to 1.95% or (ii) a base rate plus a margin ranging from 0.40% to 0.95%.

In May 2023, the Company entered into the $225 Million Term Loan Maturing 2026, the proceeds of which were used to fully repay a $151.7 million term loan with a scheduled maturity date of January 25, 2024 (the "$400 Million Term Loan Maturing 2024") and a $73.0 million term loan with a scheduled maturity date of January 25, 2024 (the "$225 Million Term Loan Maturing 2024"). The $225 Million Term Loan Maturing 2026 matures on May 10, 2026, with two additional one year extension options to May 2027 and May 2028, respectively. Borrowings under the $225 Million Term Loan Maturing 2026 bear interest at a variable rate equal to (i) Adjusted SOFR plus a margin ranging from 1.45% to 2.20% or (ii) a base rate plus a margin ranging from 0.45% to 1.20%.

In May 2023, the Company also amended the $400 Million Term Loan Maturing 2025 to bear interest at a variable rate equal to Adjusted SOFR (replacing LIBOR), plus an applicable margin. In addition, during the May 2023 amendments, all of the Company's unsecured credit agreements were amended to, among other things, (i) modify the calculation of certain financial covenants, including increasing the leverage ratio limit to 7.25x, (ii) modify the calculation of the unencumbered leverage ratio, (iii) remove the requirement to provide equity pledges if a certain leverage ratio is exceeded and (iv) reduce the interest floor to zero. The Company paid approximately $7.4 million in lender and arrangement fees and legal costs related to the refinancing.

In all cases, the actual margin is determined based on the Company’s leverage ratio, as calculated under the terms of the facility.

The Company's unsecured credit agreements consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at June 30, 2023 (1)	Maturity Date	June 30, 2023	December 31, 2022
Revolver (2)	—%	May 2027	$—	$—
$400 Million Term Loan Maturing 2023 (3)	—%	—	—	52,261
$400 Million Term Loan Maturing 2024 (4)	—%	—	—	151,683
$225 Million Term Loan Maturing 2023 (3)	—%	—	—	41,745
$225 Million Term Loan Maturing 2024 (4)	—%	—	—	72,973
$400 Million Term Loan Maturing 2025	3.43%	May 2025	400,000	400,000
$200 Million Term Loan Maturing 2026 (5)	3.50%	January 2026 (6)	200,000	105,000
$225 Million Term Loan Maturing 2026	3.02%	May 2026 (6)	225,000	—
			825,000	823,662
Deferred financing costs, net (7)			(4,437)	(3,126)
Total Revolver and Term Loans, net			$820,563	$820,536

(1)Interest rate at June 30, 2023 gives effect to interest rate hedges.

(2)There was $600.0 million of remaining capacity on the Revolver at both June 30, 2023 and December 31, 2022. The Company has the ability to extend the maturity date for an additional one-year period or up to two six-month periods ending May 2028 if certain conditions are satisfied.
(3)In January 2023, the Company received the remaining $95.0 million in proceeds on the $200 Million Term Loan Maturing 2026 and utilized these proceeds to pay off these Term Loans.
(4)In May 2023, the Company entered into the $225 Million Term Loan Maturing 2026 and utilized the proceeds to pay off these Term Loans.
(5)In January 2023, the Company received the remaining $95.0 million in proceeds on this Term Loan.
(6)This Term Loan includes two one-year extension options. The exercise of the extension options will be at the Company's discretion, subject to certain conditions.
(7)Excludes $6.3 million and $1.7 million as of June 30, 2023 and December 31, 2022, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

The Revolver and Term Loans are subject to various financial covenants. A summary of the most restrictive covenants is as follows:

	Covenant	Compliance
Leverage ratio (1)	<= 7.25x	Yes
Fixed charge coverage ratio (2)	>= 1.50x	Yes
Secured indebtedness ratio	<= 45.0%	Yes
Unencumbered indebtedness ratio	<= 60.0%	Yes
Unencumbered debt service coverage ratio	>= 2.00x	Yes

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

Mortgage Loans

The Company's mortgage loans consisted of the following (dollars in thousands):

						Carrying Value at
	Number of Assets Encumbered	Interest Rate at June 30, 2023		Maturity Date		June 30, 2023	December 31, 2022
Mortgage loan (1)	7	5.94%	(3)	April 2024	(4)	$200,000	$200,000
Mortgage loan (1)	3	4.95%	(3)	April 2024	(5)	96,000	96,000
Mortgage loan (1)	4	5.51%	(3)	April 2024	(5)	85,000	85,000
Mortgage loan (2)	1	5.06%		January 2029		27,013	27,193
	15					408,013	408,193
Deferred financing costs, net						(328)	(481)
Total mortgage loans, net						$407,685	$407,712

(1)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(2)Includes $2.0 million and $2.2 million at June 30, 2023 and December 31, 2022, respectively, related to a fair value adjustment on this mortgage loan.
(3)Interest rate at June 30, 2023 gives effect to interest rate hedges.
(4)In April 2023, the Company exercised its final extension option to extend the maturity on this mortgage loan to April 2024.
(5)This mortgage loan provides two one-year extension options.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. As of December 31, 2022, although all mortgage loans met their debt yield or DSCR thresholds, one mortgage loan was in a cash trap event pending notification to the lender to remove the restrictions. As of December 31, 2022, there was approximately $26.9 million of restricted cash held by this lender due to the cash trap event, and during the first quarter of 2023, all of the restrictions on this cash were removed. At June 30, 2023, all mortgage loans exceeded the minimum debt yield or DSCR thresholds.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Senior Notes	$9,688	$9,688	$19,375	$19,431
Revolver and Term Loans	7,266	9,136	15,810	19,104
Mortgage loans	5,616	3,329	9,559	6,539
Amortization of deferred financing costs	1,491	1,417	2,965	3,101
Non-cash interest expense related to interest rate hedges	482	285	964	241
Total interest expense	$24,543	$23,855	$48,673	$48,416

7.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

				Notional value at		Fair value at
Hedge type	Swap rate	Effective Date	Maturity Date	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Swap-cash flow-LIBOR	2.29%	March 2019	December 2022	$—	$200,000	$—	$—
Swap-cash flow-LIBOR	2.29%	March 2019	December 2022	—	125,000	—	—
Swap-cash flow-Term SOFR	2.64%	November 2022	November 2023	100,000	100,000	1,102	1,935
Swap-cash flow-Daily SOFR (1)	2.44%	May 2023	December 2023	75,000	75,000	1,219	1,852
Swap-cash flow-Daily SOFR (1)	2.31%	May 2023	December 2023	75,000	75,000	1,275	1,948
Swap-cash flow-Daily SOFR (1)	1.08%	May 2023	April 2024	50,000	50,000	1,850	2,464
Swap-cash flow-Daily SOFR (1)	1.13%	May 2023	April 2024	50,000	50,000	1,832	2,436
Swap-cash flow-Daily SOFR (1)	1.08%	May 2023	April 2024	50,000	50,000	1,854	2,470
Swap-cash flow-Daily SOFR (2)	1.10%	April 2021	April 2024	50,000	50,000	1,900	2,504
Swap-cash flow-Daily SOFR (2)	0.98%	April 2021	April 2024	25,000	25,000	976	1,293
Swap-cash flow-Daily SOFR (1)	0.88%	May 2023	April 2024	25,000	25,000	971	1,304
Swap-cash flow-Daily SOFR (1)(3)	0.86%	May 2023	April 2024	25,000	25,000	975	1,310
Swap-cash flow-Daily SOFR (1)(3)	0.83%	May 2023	April 2024	25,000	25,000	982	1,321
Swap-cash flow-Term SOFR	4.37%	April 2023	April 2024	200,000	—	1,589	—
Swap-cash flow-Daily SOFR (1)(3)	0.77%	May 2023	December 2024	50,000	50,000	3,141	3,538
Swap-cash flow-Daily SOFR (2)(3)	0.75%	June 2020	December 2024	50,000	50,000	3,247	3,636
Swap-cash flow-Daily SOFR (1)	1.16%	May 2023	September 2025	150,000	150,000	11,346	11,636
Swap-cash flow-Daily SOFR (1)(3)	0.56%	May 2023	January 2026	50,000	50,000	4,864	5,041
Swap-cash flow-Daily SOFR	2.95%	April 2024	April 2027	125,000	—	2,619	—
Swap-cash flow-Daily SOFR	2.85%	April 2024	April 2027	65,000	—	1,540	—
Swap-cash flow-Daily SOFR	2.75%	April 2024	April 2027	60,000	—	1,586	—
				$1,300,000	$1,175,000	$44,868	$44,688

(1)In May 2023, the Company modified the benchmark rate on this interest rate swap from LIBOR to Daily SOFR.
(2)In July 2023, the Company modified the benchmark rate on this interest rate swap from LIBOR to Daily SOFR.
(3)In February 2022, the Company dedesignated these swaps as the hedged forecasted transactions were no longer probable of occurring. Therefore, the Company reclassified a total of approximately $5.9 million of unrealized gains included in accumulated other comprehensive income to other income, net, in the consolidated statements of operations and comprehensive income. These swaps were subsequently redesignated and the amounts related to the initial fair value of $5.9 million that are recorded in other comprehensive income during the new hedging relationship will be reclassified to earnings on a straight line basis over the remaining life of these swaps.

As of June 30, 2023 and December 31, 2022, the aggregate fair value of the interest rate swap assets of $44.9 million and $44.7 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, there was approximately $41.7 million and $40.6 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate swaps. There was no ineffectiveness recorded during the three or six month periods ended June 30, 2023 or 2022. For the three and six months ended June 30, 2023, gains of approximately $7.5 million and $13.5 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. For the three and six months ended June 30, 2022, losses of approximately $3.1 million and $8.1 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. Approximately $26.5 million of the unrealized gains included in accumulated other comprehensive income at June 30, 2023 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$990,489	$877,641	$989,307	$853,895
Revolver and Term Loans, net	820,563	818,835	820,536	812,604
Mortgage loans, net	407,685	389,996	407,712	388,839
Debt, net	$2,218,737	$2,086,472	$2,217,555	$2,055,338

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 (in thousands):

	Fair Value at June 30, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$44,868	$—	$44,868
Total	$—	$44,868	$—	$44,868

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$44,688	$—	$44,688
Total	$—	$44,688	$—	$44,688

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of June 30, 2023 and December 31, 2022.

10.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures, real estate taxes, insurance, and debt obligations where lenders hold restricted cash due to cash trap events. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues for future capital expenditures (including the periodic replacement or refurbishment of FF&E). Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of June 30, 2023 and December 31, 2022, approximately $34.4 million and $28.2 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes, and insurance. As of December 31, 2022, there was also approximately $26.9 million of restricted cash held by a lender due to a cash trap event, and during the first quarter of 2023, all of the restrictions on this cash were removed.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of June 30, 2023, 96 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from one to 25 years. This number includes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or other management companies. Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 2.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2023, the Company incurred management fee expense of approximately $11.1 million and $21.9 million, respectively. For the three and six months ended June 30, 2022, the Company incurred management fee expense of approximately $9.7 million and $16.5 million, respectively.

Franchise Agreements

As of June 30, 2023, 59 of the Company’s consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or other management companies. In addition, two hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2023, the Company incurred franchise fee expense of approximately $18.1 million and $33.5 million, respectively. For the three and six months ended June 30, 2022, the Company incurred franchise fee expense of approximately $16.4 million and $30.0 million, respectively.

11.       Equity

Common Shares of Beneficial Interest

During the six months ended June 30, 2023, the Company declared a cash dividend of $0.08 per common share in each of the first and second quarters of 2023. During the six months ended June 30, 2022, the Company declared a cash dividend of $0.01 per common share in each of the first and second quarters of 2022.

On April 28, 2023, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2023 to May 8, 2024 (the "2023 Share Repurchase Program"). During the six months ended June 30, 2023, the Company repurchased and retired approximately 5.1 million common shares for approximately $52.0 million, of which $39.9 million was repurchased under a share repurchase program authorized by the Company’s board of trustees in 2022, which expired May 8, 2023, and $12.1 million was repurchased under the 2023 Share Repurchase Program. Subsequent to June 30, 2023, the Company repurchased and retired approximately 0.2 million common shares for approximately $2.3 million. As of August 4, 2023, the 2023 Share Repurchase Program had a remaining capacity of $235.7 million.

During the six months ended June 30, 2022, the Company repurchased and retired approximately 4.0 million common shares for approximately $47.4 million.

Series A Preferred Shares

During the six months ended June 30, 2023 and 2022, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first and second quarters of 2023 and 2022.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of June 30, 2023, 771,831 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of June 30, 2023 is as follows:

	2023
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	2,267,870	$15.32
Granted	991,453	10.84
Vested	(883,147)	15.33
Forfeited	(18,130)	13.79
Unvested at June 30, 2023	2,358,046	$13.44

For the three and six months ended June 30, 2023, the Company recognized approximately $3.8 million and $7.4 million, respectively, of share-based compensation expense related to restricted share awards. For the three and six months ended June 30, 2022, the Company recognized approximately $3.6 million and $7.1 million, respectively, of share-based compensation expense related to restricted share awards. As of June 30, 2023, there was $22.1 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 1.7 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the six months ended June 30, 2023 and 2022 was approximately $9.5 million and $8.7 million, respectively.

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
(1) In February 2023, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 200,000 restricted shares. Half of the restricted shares vested immediately with the remaining half vesting in February 2024. As of June 30, 2023, there were approximately 100,000 unvested restricted shares related to the conversion of the performance units. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the six months ended June 30, 2023 was approximately $1.1 million.

For the three and six months ended June 30, 2023, the Company recognized approximately $2.3 million and $4.4 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and six months ended June 30, 2022, the Company recognized approximately $1.9 million and $3.5 million, respectively, of share-based compensation expense related to the performance unit awards. As of June 30, 2023, there was $15.6 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.0 years.

 As of June 30, 2023, there were 2,680,699 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and six months ended June 30, 2023 and 2022, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to RLJ	$41,395	$32,966	$52,040	$17,718
Less: Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Less: Dividends paid on unvested restricted shares	(197)	(24)	(399)	(50)
Less: Undistributed earnings attributable to unvested restricted shares	(351)	(368)	(219)	(27)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$34,568	$26,295	$38,865	$5,084

Denominator:
Weighted-average number of common shares - basic	156,424,444	163,539,446	157,945,406	163,857,785
Unvested restricted shares	316,743	245,127	435,974	359,365
Weighted-average number of common shares - diluted	156,741,187	163,784,573	158,381,380	164,217,150

Net income per share attributable to common shareholders - basic	$0.22	$0.16	$0.25	$0.03

Net income per share attributable to common shareholders - diluted	$0.22	$0.16	$0.25	$0.03

14.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$476,936	$511,481
Restricted cash reserves	34,396	44,281
Cash, cash equivalents, and restricted cash reserves	$511,332	$555,762

Interest paid	$44,386	$45,747

Income taxes paid	$1,924	$677

Operating cash flow lease payments for operating leases	$8,630	$7,667

Right-of-use asset obtained in exchange for lease obligation	$5,016	$—

Supplemental investing and financing transactions
In connection with the sale of hotel properties, the Company recorded the following:
Sales price	$—	$49,900
Transaction costs	(44)	(836)
Operating prorations	—	(991)
Proceeds from the sale of hotel properties, net	$(44)	$48,073

Supplemental non-cash transactions
Accrued capital expenditures	$10,854	$7,405

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

As of June 30, 2023, we owned 97 hotel properties with approximately 21,400 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 95 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 96 hotel properties in which we hold a controlling interest, and we record the real estate interest in the one hotel property in which we hold an indirect 50% non-controlling interest using the equity method of accounting. We lease 96 of the 97 hotel properties to our TRSs, of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership. As of June 30, 2023, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the OP units.

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

•Exercised one-year extension options on approximately $224.7 million of certain Term Loans to extend the maturities to January 2024.

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

•Began conversion of the Hotel Indigo New Orleans Garden District to the Hotel Tonnelle New Orleans, a Tribute Portfolio Hotel.

•Refinanced our Term Loans and recast our $600 million Revolver to extend the maturity dates.

•Announced conversion of our 21c Hotel in Nashville, Tennessee to a rebranded lifestyle boutique hotel within the Tapestry Collection by Hilton.

•Repurchased and retired approximately 5.3 million shares for approximately $54.2 million.

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

Results of Operations

At June 30, 2023 and 2022, we owned 97 and 96 hotel properties, respectively.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2023 and 2022.  The non-comparable properties include two hotel properties that were sold and one acquisition that was completed in 2022.

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

	For the three months ended June 30,
	2023	2022	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$295,496	$280,676	$14,820
Food and beverage revenue	38,132	31,154	6,978
Other revenue	23,332	18,671	4,661
Total revenues	356,960	330,501	26,459
Expenses
Operating expenses
Room expense	70,333	65,793	4,540
Food and beverage expense	28,037	21,770	6,267
Management and franchise fee expense	29,277	26,067	3,210
Other operating expenses	84,207	76,888	7,319
Total property operating expenses	211,854	190,518	21,336
Depreciation and amortization	44,925	46,922	(1,997)
Property tax, insurance and other	24,684	22,949	1,735
General and administrative	14,627	13,348	1,279
Transaction costs	4	136	(132)
Total operating expenses	296,094	273,873	22,221
Other income, net	736	721	15
Interest income	5,011	347	4,664
Interest expense	(24,543)	(23,855)	(688)
Loss on sale of hotel properties, net	(44)	(364)	320
Loss on extinguishment of indebtedness, net	(169)	—	(169)
Income before equity in income from unconsolidated joint ventures	41,857	33,477	8,380
Equity in income from unconsolidated joint ventures	220	283	(63)
Income before income tax expense	42,077	33,760	8,317
Income tax expense	(357)	(558)	201
Net income	41,720	33,202	8,518
Net income attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(171)	(125)	(46)
Noncontrolling interest in consolidated joint ventures	(154)	(111)	(43)
Net income attributable to RLJ	41,395	32,966	8,429
Preferred dividends	(6,279)	(6,279)	—
Net income attributable to common shareholders	$35,116	$26,687	$8,429

Revenues

Total revenues increased $26.5 million to $357.0 million for the three months ended June 30, 2023 from $330.5 million for the three months ended June 30, 2022. The increase was the result of a $14.8 million increase in room revenue, a $7.0 million increase in food and beverage revenue, and a $4.7 million increase in other revenue.

Room Revenue

Room revenue increased $14.8 million to $295.5 million for the three months ended June 30, 2023 from $280.7 million for the three months ended June 30, 2022.  The increase was the result of a $12.6 million increase in room revenue from the comparable properties and a $2.3 million increase in room revenue from the non-comparable properties. The increase from the comparable properties was due to an increase in RevPAR resulting from an increase in leisure travel, as well as recoveries in business and group bookings.

The following are the quarter-to-date key hotel operating statistics for the comparable properties:

	For the three months ended June 30,
	2023	2022
Occupancy	75.1%	74.7%
ADR	$203.03	$195.64
RevPAR	$152.55	$146.05

Food and Beverage Revenue

Food and beverage revenue increased $7.0 million to $38.1 million for the three months ended June 30, 2023 from $31.2 million for the three months ended June 30, 2022. The increase in food and beverage revenue was primarily due to an increase in banquet and catering revenues from group business and the reopening of certain food and beverage outlets at the comparable properties.

Other Revenue

Other revenue increased $4.7 million to $23.3 million for the three months ended June 30, 2023 from $18.7 million for the three months ended June 30, 2022.  The increase in other revenue was primarily due to an increase in parking fees, resort and facility fees (including new resort and facility fees implemented during the prior year), and miscellaneous other sales and fees that corresponded to the increase in demand at the comparable properties over the prior period.

Property Operating Expenses

Property operating expenses increased $21.3 million to $211.9 million for the three months ended June 30, 2023 from $190.5 million for the three months ended June 30, 2022. The increase was due to a $19.0 million increase in property operating expenses from the comparable properties and a $2.4 million increase in property operating expenses from the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the three months ended June 30,
	2023	2022	$ Change
Room expense	$69,610	$65,740	$3,870
Food and beverage expense	27,430	21,770	5,660
Management and franchise fee expense	29,043	26,052	2,991
Other operating expenses	83,314	76,859	6,455
Total property operating expenses	$209,397	$190,421	$18,976

The increase in property operating expenses from the comparable properties was primarily due to increases in wages and benefits, sales and marketing expenses, and fees and costs based on revenue.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.0 million to $44.9 million for the three months ended June 30, 2023 from $46.9 million for the three months ended June 30, 2022. The decrease was primarily related to furniture, fixtures and equipment that were fully depreciated in 2022, partially offset by an increase in depreciation and amortization expense related to recently renovated hotels.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $1.7 million to $24.7 million for the three months ended June 30, 2023 from $22.9 million for the three months ended June 30, 2022.  The increase was attributable to an increase in property taxes and insurance premiums at the comparable properties, as well as an increase in ground rent expense at the comparable properties, primarily due to increases in percentage rent obligations and consumer price index adjustments for certain of our ground leases.

General and Administrative

General and administrative expense increased $1.3 million to $14.6 million for the three months ended June 30, 2023 from $13.3 million for the three months ended June 30, 2022.  The increase was primarily attributable to an increase in compensation expense and professional fees.

Interest Expense

Interest expense increased $0.7 million to $24.5 million for the three months ended June 30, 2023 from $23.9 million for the three months ended June 30, 2022. The components of our interest expense for the three months ended June 30, 2023 and 2022 were as follows (in thousands):

	For the three months ended June 30,
	2023	2022	$ Change
Senior Notes	$9,688	$9,688	$—
Revolver and Term Loans	7,266	9,136	(1,870)
Mortgage loans	5,616	3,329	2,287
Amortization of deferred financing costs	1,491	1,417	74
Non-cash interest expense related to interest rate hedges	482	285	197
Total interest expense	$24,543	$23,855	$688

Loss on Sale of Hotel Properties, net

During the three months ended June 30, 2022, we sold one hotel property for a sales price of approximately $14.5 million and recorded a net loss on the sale of approximately $0.3 million. There were no hotels sold during the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

	For the six months ended June 30,
	2023	2022	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$556,328	$486,455	$69,873
Food and beverage revenue	71,420	52,055	19,365
Other revenue	43,715	34,890	8,825
Total revenues	671,463	573,400	98,063
Expenses
Operating expenses
Room expense	136,384	119,621	16,763
Food and beverage expense	54,174	37,939	16,235
Management and franchise fee expense	55,459	46,456	9,003
Other operating expenses	166,831	145,542	21,289
Total property operating expenses	412,848	349,558	63,290
Depreciation and amortization	89,921	93,787	(3,866)
Property tax, insurance and other	49,332	45,462	3,870
General and administrative	28,283	27,482	801
Transaction costs	24	198	(174)
Total operating expenses	580,408	516,487	63,921
Other income, net	1,585	8,006	(6,421)
Interest income	8,675	519	8,156
Interest expense	(48,673)	(48,416)	(257)
(Loss) gain on sale of hotel properties, net	(44)	1,053	(1,097)
Loss on extinguishment of indebtedness, net	(169)	—	(169)
Income before equity in income from unconsolidated joint ventures	52,429	18,075	34,354
Equity in income from unconsolidated joint ventures	501	405	96
Income before income tax expense	52,930	18,480	34,450
Income tax expense	(696)	(748)	52
Net income	52,234	17,732	34,502
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(188)	(21)	(167)
Noncontrolling interest in consolidated joint ventures	(6)	7	(13)
Net income attributable to RLJ	52,040	17,718	34,322
Preferred dividends	(12,557)	(12,557)	—
Net income attributable to common shareholders	$39,483	$5,161	$34,322

Revenues

Total revenues increased $98.1 million to $671.5 million for the six months ended June 30, 2023 from $573.4 million for the six months ended June 30, 2022. The increase was the result of a $69.9 million increase in room revenue, a $19.4 million increase in food and beverage revenue, and a $8.8 million increase in other revenue.

Room Revenue

Room revenue increased $69.9 million to $556.3 million for the six months ended June 30, 2023 from $486.5 million for the six months ended June 30, 2022.  The increase was the result of a $67.8 million increase in room revenue from the comparable properties and a $2.1 million increase from the non-comparable properties. The increase from the comparable properties was due to an increase in RevPAR resulting from an increase in leisure travel, as well as recoveries in business and group bookings, as compared to the prior period, which was adversely impacted by a reduction in travel due to the Omicron variant of COVID-19.

The following are the year-to-date key hotel operating statistics for the comparable properties:

	For the six months ended June 30,
	2023	2022
Occupancy	71.9%	67.9%
ADR	$201.05	$186.66
RevPAR	$144.51	$126.83

Food and Beverage Revenue

Food and beverage revenue increased $19.4 million to $71.4 million for the six months ended June 30, 2023 from $52.1 million for the six months ended June 30, 2022. The increase in food and beverage revenue was primarily due to an increase in banquet and catering revenues from group business and the reopening of certain food and beverage outlets at the comparable properties.

Other Revenue

Other revenue increased $8.8 million to $43.7 million for the six months ended June 30, 2023 from $34.9 million for the six months ended June 30, 2022.  The increase in other revenue was primarily due to an increase in parking fees, resort and facility fees (including new resort and facility fees implemented during the prior year), and miscellaneous other sales and fees that corresponded to the increase in demand at the comparable properties over the prior period.

Property Operating Expenses

Property operating expenses increased $63.3 million to $412.8 million for the six months ended June 30, 2023 from $349.6 million for the six months ended June 30, 2022. The increase was due to a $60.8 million increase in property operating expenses from the comparable properties and a $2.5 million increase in property operating expenses from the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the six months ended June 30,
	2023	2022	$ Change
Room expense	$135,069	$118,952	$16,117
Food and beverage expense	53,091	37,723	15,368
Management and franchise fee expense	55,051	46,217	8,834
Other operating expenses	165,203	144,747	20,456
Total property operating expenses	$408,414	$347,639	$60,775

The increase in property operating expenses from the comparable properties was primarily due to increases in wages and benefits, sales and marketing expenses, and fees and costs based on revenue.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.9 million to $89.9 million for the six months ended June 30, 2023 from $93.8 million for the six months ended June 30, 2022. The decrease was primarily related to furniture, fixtures and equipment that were fully depreciated in 2022, partially offset by an increase in depreciation and amortization expense related to recently renovated hotels.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $3.9 million to $49.3 million for the six months ended June 30, 2023 from $45.5 million for the six months ended June 30, 2022.  The increase was attributable to an increase in property taxes and insurance premiums at the comparable properties, as well as an increase in ground rent expense at the comparable properties, primarily due to increases in percentage rent obligations and consumer price index adjustments for certain of our ground leases.

General and Administrative

General and administrative expense increased $0.8 million to $28.3 million for the six months ended June 30, 2023 from $27.5 million for the six months ended June 30, 2022. The increase was primarily attributable to an increase in compensation expense and professional fees.

Other Income, net

Other income, net decreased $6.4 million to $1.6 million for the six months ended June 30, 2023 from $8.0 million for the six months ended June 30, 2022. The decrease was primarily attributable to the reclassification of unrealized gains from accumulated other comprehensive income due to the discontinuation of certain cash flow hedges during the six months ended June 30, 2022.

Interest Expense

Interest expense increased $0.3 million to $48.7 million for the six months ended June 30, 2023 from $48.4 million for the six months ended June 30, 2022. The components of our interest expense for the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	For the six months ended June 30,
	2023	2022	$ Change
Senior Notes	$19,375	$19,431	$(56)
Revolver and Term Loans	15,810	19,104	(3,294)
Mortgage loans	9,559	6,539	3,020
Amortization of deferred financing costs	2,965	3,101	(136)
Non-cash interest expense related to interest rate hedges	964	241	723
Total interest expense	$48,673	$48,416	$257

(Loss) Gain on Sale of Hotel Properties, net

During the six months ended June 30, 2022, we sold two hotel properties for a combined sales price of approximately $49.9 million and recorded a net gain on sale of approximately $1.1 million. There were no hotels sold during the six months ended June 30, 2023.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net income	$41,720	$33,202	$52,234	$17,732
Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Depreciation and amortization	44,925	46,922	89,921	93,787
Loss (gain) on sale of hotel properties, net	44	364	44	(1,053)
Noncontrolling interest in consolidated joint ventures	(154)	(111)	(6)	7
Adjustments related to consolidated joint venture (1)	(44)	(49)	(87)	(98)
Adjustments related to unconsolidated joint venture (2)	236	295	473	590
FFO	80,448	74,344	130,022	98,408
Transaction costs	4	136	24	198
Pre-opening costs (3)	639	378	860	612
Loss on extinguishment of indebtedness, net	169	—	169	—
Amortization of share-based compensation	6,089	5,470	11,781	10,654
Non-cash income tax expense	—	135	—	—
Non-cash interest expense related to discontinued interest rate hedges	482	285	964	241
Derivative gains in accumulated other comprehensive income reclassified to earnings (4)	—	—	—	(5,866)
Other expenses (5)	5	251	96	645
Adjusted FFO	$87,836	$80,999	$143,916	$104,892

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
(5)Represents expenses and income outside of the normal course of operations.

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

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net income	$41,720	$33,202	$52,234	$17,732
Depreciation and amortization	44,925	46,922	89,921	93,787
Interest expense, net of interest income	19,532	23,508	39,998	47,897
Income tax expense	357	558	696	748
Adjustments related to unconsolidated joint venture (1)	345	408	690	815
EBITDA	106,879	104,598	183,539	160,979
Loss (gain) on sale of hotel properties, net	44	364	44	(1,053)
EBITDAre	106,923	104,962	183,583	159,926
Transaction costs	4	136	24	198
Pre-opening costs (2)	639	378	860	612
Loss on extinguishment of indebtedness, net	169	—	169	—
Amortization of share-based compensation	6,089	5,470	11,781	10,654
Derivative gains in accumulated other comprehensive income reclassified to earnings (3)	—	—	—	(5,866)
Other expenses (4)	5	32	96	46
Adjusted EBITDA	$113,829	$110,978	$196,513	$165,570

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint venture.
(2)Represents expenses related to the brand conversions of certain hotel properties prior to opening.
(3)Reclassification of interest rate swap gains from accumulated other comprehensive income to earnings for discontinued interest rate hedges.
(4)Represents expenses and income outside of the normal course of operations.

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

As of June 30, 2023, we had $511.3 million of cash, cash equivalents, and restricted cash reserves as compared to $536.4 million at December 31, 2022.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $137.1 million and $116.3 million for the six months ended June 30, 2023 and 2022, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the six months ended June 30, 2023 and 2022.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $65.8 million for the six months ended June 30, 2023 due to capital improvements and additions to our hotel properties.

The net cash flow used in investing activities totaled $4.8 million for the six months ended June 30, 2022 primarily due to $51.4 million in capital improvements and additions to our hotel properties. The net cash flow used in investing activities was partially offset by $48.1 million in proceeds from the sale of hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $96.4 million for the six months ended June 30, 2023 primarily due to $318.7 million in repayments of Term Loans, $52.0 million paid to repurchase common shares under our share repurchase programs, $33.6 million in distributions to shareholders and unitholders, $4.4 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $7.7 million in deferred financing cost payments. The net cash flow used in financing activities was partially offset by $320.0 million in borrowings on Term Loans.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2023, approximately $26.7 million was held in FF&E reserve accounts for future capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2023, we had approximately $1.2 billion of total variable rate debt outstanding (or 54.1% of total indebtedness) with a weighted-average interest rate of 4.05% per annum. After taking into consideration the effect of interest rate swaps, 93.0% of our total indebtedness was fixed or effectively fixed. As of June 30, 2023, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.6 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2023, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate debt (1)(2)	$—	$—	$—	$500,000	$—	$525,000	$1,025,000
Weighted-average interest rate	—%	—%	—%	3.75%	—%	4.05%	3.90%
Variable rate debt (1)	$—	$381,000	$400,000	$425,000	$—	$—	$1,206,000
Weighted-average interest rate (3)	—%	5.60%	3.43%	3.24%	—%	—%	4.05%
Total	$—	$381,000	$400,000	$925,000	$—	$525,000	$2,231,000

(1)Excludes $4.4 million, $0.3 million and $9.5 million of net deferred financing costs on the Term Loans, mortgage loans and Senior Notes, respectively.
(2)Excludes $2.0 million related to a fair value adjustment on debt.
(3)The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of June 30, 2023, the estimated fair value of our fixed rate debt was $898.6 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $36.1 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2023 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended June 30, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2023 through April 30, 2023	1,156,904	$10.30	1,131,102	15,462,475
May 1, 2023 through May 31, 2023	544,945	$10.06	370,545	24,319,066
June 1, 2023 through June 30, 2023	1,223,722	$10.26	1,179,468	23,166,843
Total	2,925,571		2,681,115
(1)Includes surrendered common shares owned by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2021 Plan.
(2)The 2023 Share Repurchase Program to acquire up to an aggregate of $250.0 million of common and preferred shares was announced in April 2023 and is set to expire on May 8, 2024. The prior share repurchase program expired on May 8, 2023. The maximum number of shares that may yet be repurchased under a share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of the Company’s trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

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
10.1
Fourth Amended and Restated Credit Agreement, dated as of May 10, 2023, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 16, 2023)

10.2
Fourth Amended and Restated Guaranty, dated as of May 10, 2023, by and among RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto and Wells Fargo Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 16, 2023)

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

RLJ LODGING TRUST

Dated: August 4, 2023	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: August 4, 2023	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 4, 2023	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)