Form 10-Q
period 2023-09-30
RLJ Lodging Trust
filed 2023-11-02
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
As of October 26, 2023, 155,844,358 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Investment in hotel properties, net	$4,142,365	$4,180,328
Investment in unconsolidated joint ventures	7,294	6,979
Cash and cash equivalents	494,563	481,316
Restricted cash reserves	35,807	55,070
Hotel and other receivables, net of allowance of $237 and $319, respectively	47,990	38,528
Lease right-of-use assets	137,546	136,915
Prepaid expense and other assets	74,777	79,089
Total assets	$4,940,342	$4,978,225
Liabilities and Equity
Debt, net	$2,219,781	$2,217,555
Accounts payable and other liabilities	150,650	155,916
Advance deposits and deferred revenue	30,995	23,769
Lease liabilities	119,780	117,010
Accrued interest	12,593	20,707
Distributions payable	22,448	14,622
Total liabilities	2,556,247	2,549,579
Commitments and Contingencies (Note 11)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at September 30, 2023 and December 31, 2022	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 156,172,739 and 162,003,533 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,562	1,620
Additional paid-in capital	3,003,316	3,054,958
Distributions in excess of net earnings	(1,041,171)	(1,049,441)
Accumulated other comprehensive income	39,553	40,591
Total shareholders’ equity	2,370,196	2,414,664
Noncontrolling interests:
Noncontrolling interest in the Operating Partnership	6,361	6,313
Noncontrolling interest in consolidated joint ventures	7,538	7,669
Total noncontrolling interests	13,899	13,982
Total equity	2,384,095	2,428,646
Total liabilities and equity	$4,940,342	$4,978,225

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues
Operating revenues
Room revenue	$277,088	$267,363	$833,416	$753,818
Food and beverage revenue	34,181	30,600	105,601	82,655
Other revenue	23,137	20,108	66,852	54,998
Total revenues	334,406	318,071	1,005,869	891,471
Expenses
Operating expenses
Room expense	71,278	68,394	207,662	188,015
Food and beverage expense	27,430	23,375	81,604	61,314
Management and franchise fee expense	27,095	25,390	82,554	71,846
Other operating expenses	87,736	82,021	254,567	227,563
Total property operating expenses	213,539	199,180	626,387	548,738
Depreciation and amortization	44,727	46,559	134,648	140,346
Property tax, insurance and other	26,936	20,744	76,268	66,206
General and administrative	14,747	13,446	43,030	40,928
Transaction costs	2	(773)	26	(575)
Total operating expenses	299,951	279,156	880,359	795,643
Other income, net	1,921	710	3,506	8,716
Interest income	5,302	1,281	13,977	1,800
Interest expense	(24,833)	(22,625)	(73,506)	(71,041)
Gain (loss) on sale of hotel properties, net	16	(57)	(28)	996
Loss on extinguishment of indebtedness, net	—	—	(169)	—
Income before equity in (loss) income from unconsolidated joint ventures	16,861	18,224	69,290	36,299
Equity in (loss) income from unconsolidated joint ventures	(186)	(150)	315	255
Income before income tax expense	16,675	18,074	69,605	36,554
Income tax expense	(332)	(391)	(1,028)	(1,139)
Net income	16,343	17,683	68,577	35,415
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(50)	(53)	(238)	(74)
Noncontrolling interest in consolidated joint ventures	137	(36)	131	(29)
Net income attributable to RLJ	16,430	17,594	68,470	35,312
Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Net income attributable to common shareholders	$10,151	$11,315	$49,634	$16,476

Basic per common share data:
Net income per share attributable to common shareholders	$0.06	$0.07	$0.31	$0.10
Weighted-average number of common shares	154,563,284	160,368,297	156,805,643	162,681,840

Diluted per common share data:
Net income per share attributable to common shareholders	$0.06	$0.07	$0.31	$0.10
Weighted-average number of common shares	155,081,645	160,784,709	157,280,206	163,064,462

Comprehensive income:
Net income	$16,343	$17,683	$68,577	$35,415
Unrealized (loss) gain on interest rate derivatives	(2,180)	17,211	(1,038)	64,784
Reclassification of unrealized gains on discontinued cash flow hedges to other income, net	—	—	—	(5,866)
Comprehensive income	14,163	34,894	67,539	94,333
Comprehensive (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(50)	(53)	(238)	(74)
Noncontrolling interest in consolidated joint ventures	137	(36)	131	(29)
Comprehensive income attributable to RLJ	$14,250	$34,805	$67,432	$94,230

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2022	12,879,475	$366,936	162,003,533	$1,620	$3,054,958	$(1,049,441)	$40,591	$6,313	$7,669	$2,428,646
Net income (loss)	—	—	—	—	—	68,470	—	238	(131)	68,577
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(1,038)	—	—	(1,038)
Issuance of restricted stock	—	—	1,190,961	12	(12)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	19,481	—	—	—	—	19,481
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(407,205)	(4)	(4,394)	—	—	—	—	(4,398)
Shares acquired as part of a share repurchase program	—	—	(6,588,722)	(66)	(66,717)	—	—	—	—	(66,783)
Forfeiture of restricted stock	—	—	(25,828)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(18,836)	—	—	—	(18,836)
Distributions on common shares and units	—	—	—	—	—	(41,364)	—	(190)	—	(41,554)
Balance at September 30, 2023	12,879,475	$366,936	156,172,739	$1,562	$3,003,316	$(1,041,171)	$39,553	$6,361	$7,538	$2,384,095

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at June 30, 2023	12,879,475	$366,936	157,686,191	$1,577	$3,011,350	$(1,035,566)	$41,733	$6,380	$7,675	$2,400,085
Net income (loss)	—	—	—	—	—	16,430	—	50	(137)	16,343
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(2,180)	—	—	(2,180)
Amortization of share-based compensation	—	—	—	—	6,753	—	—	—	—	6,753
Shares acquired as part of a share repurchase program	—	—	(1,505,754)	(15)	(14,787)	—	—	—	—	(14,802)
Forfeiture of restricted stock	—	—	(7,698)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(15,756)	—	(69)	—	(15,825)
Balance at September 30, 2023	12,879,475	$366,936	156,172,739	$1,562	$3,003,316	$(1,041,171)	$39,553	$6,361	$7,538	$2,384,095

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive (Loss) Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2021	12,879,475	$366,936	166,503,062	$1,665	$3,092,883	$(1,046,739)	$(17,113)	$6,316	$9,919	$2,413,867
Net income	—	—	—	—	—	35,312	—	74	29	35,415
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	64,784	—	—	64,784
Reclassification of unrealized gains on discontinued cash flow hedges to other income, net	—	—	—	—	—	—	(5,866)	—	—	(5,866)
Contributions from consolidated joint venture partners	—	—	—	—	—	—	—	—	154	154
Distribution to consolidated joint venture partners			—	—	—	—	—	—	(2,614)	(2,614)
Issuance of restricted stock	—	—	702,993	7	(7)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	17,280	—	—	—	—	17,280
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(260,841)	(3)	(3,595)	—	—	—	—	(3,598)
Shares acquired as part of a share repurchase program	—	—	(4,190,359)	(42)	(49,958)	—	—	—	—	(50,000)
Forfeiture of restricted stock	—	—	(28,213)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(18,836)	—	—	—	(18,836)
Distributions on common shares and units	—	—	—	—	—	(11,347)	—	(49)	—	(11,396)
Balance at September 30, 2022	12,879,475	$366,936	162,726,642	$1,627	$3,056,603	$(1,041,610)	$41,805	$6,341	$7,488	$2,439,190

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$68,577	$35,415
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties, net	28	(996)
Loss on extinguishment of indebtedness, net	169	—
Depreciation and amortization	134,648	140,346
Amortization of deferred financing costs	4,528	4,522
Other amortization	3,662	1,827
Reclassification of unrealized gains on discontinued cash flow hedges to other income, net	—	(5,866)
Equity in income from unconsolidated joint ventures	(315)	(255)
Amortization of share-based compensation	18,028	16,075
Changes in assets and liabilities:
Hotel and other receivables, net	(9,462)	(11,428)
Prepaid expense and other assets	8,388	8,675
Accounts payable and other liabilities	(1,175)	23,432
Advance deposits and deferred revenue	7,226	1,537
Accrued interest	(8,114)	(9,618)
Net cash flow provided by operating activities	226,188	203,666
Cash flows from investing activities
Acquisition of hotel property, net	—	(59,219)
(Payments) proceeds from sales of hotel properties, net	(28)	48,053
Improvements and additions to hotel properties	(101,980)	(86,638)
Net cash flow used in investing activities	(102,008)	(97,804)
Cash flows from financing activities
Repayment of Revolver	—	(200,000)
Borrowings on Term Loans	320,000	—
Repayments of Term Loans	(318,662)	—
Repurchase of common shares under a share repurchase program	(66,783)	(50,000)
Repurchase of common shares to satisfy employee tax withholding requirements	(4,398)	(3,598)
Distributions on preferred shares	(18,836)	(18,836)
Distributions on common shares	(33,577)	(5,152)
Distributions on Operating Partnership units	(149)	(18)
Payments of deferred financing costs	(7,791)	(17)
Contributions from consolidated joint venture partners	—	154
Distribution to consolidated joint venture partners	—	(2,614)
Net cash flow used in financing activities	(130,196)	(280,081)
Net change in cash, cash equivalents, and restricted cash reserves	(6,016)	(174,219)
Cash, cash equivalents, and restricted cash reserves, beginning of year	536,386	713,869
Cash, cash equivalents, and restricted cash reserves, end of period	$530,370	$539,650

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2023, there were 156,944,570 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of September 30, 2023, the Company owned 97 hotel properties with approximately 21,400 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 95 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 96 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 96 of the 97 hotel properties to its taxable REIT subsidiaries ("TRSs"), of which the Company owns a controlling financial interest.

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
3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Land and improvements	$996,972	$992,609
Buildings and improvements	4,096,444	4,040,505
Furniture, fixtures and equipment	782,305	745,978
	5,875,721	5,779,092
Accumulated depreciation	(1,733,356)	(1,598,764)
Investment in hotel properties, net	$4,142,365	$4,180,328

For the three and nine months ended September 30, 2023, the Company recognized depreciation expense related to its investment in hotel properties of approximately $44.7 million and $134.6 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized depreciation expense related to its investment in hotel properties of approximately $46.5 million and $139.9 million, respectively.

4.              Acquisition of Hotel Property

During the nine months ended September 30, 2022, the Company acquired a 100% interest in the following property:

Property (1)	Location	Acquisition Date	Management Company (1)	Rooms	Purchase Price (in thousands)
21c Hotel Nashville	Nashville, TN	July 29, 2022	Accor Hotels	124	$59,000
(1)    During the nine months ended September 30, 2023, the Company converted this hotel property to The Bankers Alley Hotel, a Tapestry Collection by Hilton, and transitioned management to an affiliate of Hilton.

The acquisition of the 21c Hotel Nashville was accounted for as an asset acquisition, whereby approximately $1.0 million of transaction costs were capitalized as part of the cost of the acquisition. The allocation of the costs for the property acquired was as follows (in thousands):

September 30, 2022
Land and improvements	$19,777
Buildings and improvements	36,169
Furniture, fixtures and equipment	4,075
Total purchase price	$60,021

The value of the asset acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for building and improvements and furniture, fixtures and equipment). The sales comparison approach used inputs of recent land sales in the hotel market. The depreciated replacement cost approach used inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age, square footage and number of rooms of the asset.

5.            Sale of Hotel Properties

During the nine months ended September 30, 2022, the Company sold the following hotel properties in two separate transactions for a combined sales price of approximately $49.9 million.

Hotel Property Name	Location	Sale Date	Rooms
Marriott Denver Airport @ Gateway Park	Aurora, CO	March 8, 2022	238
SpringHill Suites Denver North Westminster	Westminster, CO	April 19, 2022	164
		Total	402

The Company recorded a net gain of $1.0 million for the nine months ended September 30, 2022 in connection with the sale of these hotel properties.

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended September 30, 2023				For the three months ended September 30, 2022
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Southern California	$37,507	$4,177	$4,068	$45,752	$33,086	$2,874	$2,862	$38,822
Northern California	38,573	3,651	2,041	44,265	40,634	3,254	2,034	45,922
South Florida	20,256	4,219	2,557	27,032	21,445	4,151	2,151	27,747
Chicago	18,204	2,450	854	21,508	18,800	2,598	863	22,261
New York City	18,162	2,224	908	21,294	16,469	2,006	810	19,285
Boston	14,931	880	420	16,231	13,541	793	491	14,825
Washington, DC	14,256	323	561	15,140	12,900	377	704	13,981
Louisville	8,749	5,075	872	14,696	8,088	4,602	871	13,561
Houston	10,172	742	1,164	12,078	9,416	674	1,089	11,179
Austin	8,098	1,212	769	10,079	8,648	879	861	10,388
Other	88,180	9,228	8,923	106,331	84,336	8,392	7,372	100,100
Total	$277,088	$34,181	$23,137	$334,406	$267,363	$30,600	$20,108	$318,071

	For the nine months ended September 30, 2023				For the nine months ended September 30, 2022
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$108,832	$10,676	$6,059	$125,567	$97,430	$7,640	$4,769	$109,839
Southern California	99,007	11,928	10,609	121,544	87,778	6,696	7,635	102,109
South Florida	86,311	15,126	7,290	108,727	88,394	13,843	6,644	108,881
New York City	46,768	6,262	2,478	55,508	40,265	5,651	1,984	47,900
Chicago	44,898	7,388	2,442	54,728	42,864	6,564	2,060	51,488
Washington DC	44,687	1,023	1,824	47,534	36,396	858	1,954	39,208
Louisville	29,844	12,605	2,810	45,259	23,861	9,761	2,626	36,248
Boston	36,221	2,890	1,164	40,275	31,211	2,339	1,112	34,662
Houston	34,072	2,341	3,508	39,921	27,973	2,035	2,988	32,996
Austin	30,116	4,122	2,601	36,839	28,148	2,423	2,411	32,982
Other	272,660	31,240	26,067	329,967	249,498	24,845	20,815	295,158
Total	$833,416	$105,601	$66,852	$1,005,869	$753,818	$82,655	$54,998	$891,471

7.              Debt

The Company's debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Senior Notes, net	$991,081	$989,307
Revolver	—	—
Term Loans, net	821,030	820,536
Mortgage loans, net	407,670	407,712
Debt, net	$2,219,781	$2,217,555

Senior Notes

The Company's senior notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate	Maturity Date	September 30, 2023	December 31, 2022
2029 Senior Notes (1)	4.00%	September 2029	$500,000	$500,000
2026 Senior Notes (1)	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(8,919)	(10,693)
Total senior notes, net			$991,081	$989,307
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

As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants associated with the Senior Notes.

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

In May 2023, the Company also amended the $400 Million Term Loan Maturing 2025 to bear interest at a variable rate equal to Adjusted SOFR (replacing LIBOR), plus an applicable margin. In addition, during the May 2023 amendments, all of the Company's unsecured credit agreements were amended to, among other things, (i) modify the calculation of certain financial covenants, including increasing the leverage ratio limit to 7.25x, (ii) modify the calculation of the unencumbered leverage ratio, (iii) remove the requirement to provide equity pledges if a certain leverage ratio is exceeded and (iv) reduce the interest floor to zero. The Company paid approximately $7.5 million in lender fees and legal costs related to the refinancing.

In all cases, the actual margin is determined based on the Company’s leverage ratio, as calculated under the terms of the facility.

The Company's unsecured credit agreements consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at September 30, 2023 (1)	Maturity Date	September 30, 2023	December 31, 2022
Revolver (2)	—%	May 2027	$—	$—
$400 Million Term Loan Maturing 2023 (3)	—%	—	—	52,261
$400 Million Term Loan Maturing 2024 (4)	—%	—	—	151,683
$225 Million Term Loan Maturing 2023 (3)	—%	—	—	41,745
$225 Million Term Loan Maturing 2024 (4)	—%	—	—	72,973
$400 Million Term Loan Maturing 2025	3.38%	May 2025	400,000	400,000
$200 Million Term Loan Maturing 2026 (5)	3.48%	January 2026 (6)	200,000	105,000
$225 Million Term Loan Maturing 2026	2.97%	May 2026 (6)	225,000	—
			825,000	823,662
Deferred financing costs, net (7)			(3,970)	(3,126)
Total Revolver and Term Loans, net			$821,030	$820,536

(1)Interest rate at September 30, 2023 gives effect to interest rate hedges.
(2)There was $600.0 million of capacity on the Revolver at both September 30, 2023 and December 31, 2022. The Company has the ability to extend the maturity date for an additional one-year period or up to two six-month periods ending May 2028 if certain conditions are satisfied.

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
(7)Excludes $6.0 million and $1.7 million as of September 30, 2023 and December 31, 2022, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

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

Mortgage Loans

The Company's mortgage loans consisted of the following (dollars in thousands):

						Carrying Value at
	Number of Assets Encumbered	Interest Rate at September 30, 2023		Maturity Date		September 30, 2023	December 31, 2022
Mortgage loan (1)	7	5.94%	(3)	April 2024	(4)	$200,000	$200,000
Mortgage loan (1)	3	5.02%	(3)	April 2024	(5)	96,000	96,000
Mortgage loan (1)	4	5.61%	(3)	April 2024	(5)	85,000	85,000
Mortgage loan (2)	1	5.06%		January 2029		26,923	27,193
	15					407,923	408,193
Deferred financing costs, net						(253)	(481)
Total mortgage loans, net						$407,670	$407,712

(1)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(2)Includes $1.9 million and $2.2 million at September 30, 2023 and December 31, 2022, respectively, related to a fair value adjustment on this mortgage loan.
(3)Interest rate at September 30, 2023 gives effect to interest rate hedges.
(4)In April 2023, the Company exercised its final extension option to extend the maturity on this mortgage loan to April 2024.
(5)This mortgage loan provides two one-year extension options, subject to certain conditions.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. As of December 31, 2022, although all mortgage loans met their debt yield or DSCR thresholds, one mortgage loan was in a cash trap event pending notification to the lender to remove the restrictions. As of December 31, 2022, there was approximately $26.9 million of restricted cash held by this lender due to the cash trap event, and during the first quarter of 2023, all of the restrictions on this cash were removed. At September 30, 2023, all mortgage loans exceeded the minimum debt yield or DSCR thresholds.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Senior Notes	$9,695	$9,695	$29,070	$29,125
Revolver and Term Loans	7,365	7,870	23,176	26,975
Mortgage loans	5,727	3,388	15,286	9,926
Amortization of deferred financing costs	1,564	1,420	4,528	4,522
Non-cash interest expense related to interest rate hedges	482	252	1,446	493
Total interest expense	$24,833	$22,625	$73,506	$71,041

8.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

				Notional value at		Fair value at
Hedge type	Swap rate	Effective Date	Maturity Date	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Swap-cash flow-LIBOR	2.29%	March 2019	December 2022	$—	$200,000	$—	$—
Swap-cash flow-LIBOR	2.29%	March 2019	December 2022	—	125,000	—	—
Swap-cash flow-Term SOFR	2.64%	November 2020	November 2023	100,000	100,000	454	1,935
Swap-cash flow-Daily SOFR (1)	2.44%	January 2021	December 2023	75,000	75,000	712	1,852
Swap-cash flow-Daily SOFR (1)	2.31%	January 2021	December 2023	75,000	75,000	744	1,948
Swap-cash flow-Daily SOFR (1)	1.08%	April 2021	April 2024	50,000	50,000	1,371	2,464
Swap-cash flow-Daily SOFR (1)	1.13%	April 2021	April 2024	50,000	50,000	1,357	2,436
Swap-cash flow-Daily SOFR (1)	1.08%	April 2021	April 2024	50,000	50,000	1,373	2,470
Swap-cash flow-Daily SOFR (2)	0.97%	April 2021	April 2024	50,000	50,000	1,406	2,504
Swap-cash flow-Daily SOFR (2)	0.85%	April 2021	April 2024	25,000	25,000	722	1,293
Swap-cash flow-Daily SOFR (1)	0.88%	April 2021	April 2024	25,000	25,000	719	1,304
Swap-cash flow-Daily SOFR (1)(3)	0.86%	April 2021	April 2024	25,000	25,000	722	1,310
Swap-cash flow-Daily SOFR (1)(3)	0.83%	April 2021	April 2024	25,000	25,000	727	1,321
Swap-cash flow-Term SOFR	4.37%	April 2023	April 2024	200,000	—	1,237	—
Swap-cash flow-Daily SOFR (1)(3)	0.77%	June 2020	December 2024	50,000	50,000	2,759	3,538
Swap-cash flow-Daily SOFR (2)(3)	0.63%	June 2020	December 2024	50,000	50,000	2,846	3,636
Swap-cash flow-Daily SOFR (1)	1.16%	September 2021	September 2025	150,000	150,000	10,923	11,636
Swap-cash flow-Daily SOFR (1)(3)	0.56%	July 2021	January 2026	50,000	50,000	4,729	5,041
Swap-cash flow-Daily SOFR	2.95%	April 2024	April 2027	125,000	—	4,447	—
Swap-cash flow-Daily SOFR	2.85%	April 2024	April 2027	65,000	—	2,491	—
Swap-cash flow-Daily SOFR	2.75%	April 2024	April 2027	60,000	—	2,465	—
				$1,300,000	$1,175,000	$42,204	$44,688

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

As of September 30, 2023 and December 31, 2022, the aggregate fair value of the interest rate swap assets of $42.2 million and $44.7 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets.

As of September 30, 2023 and December 31, 2022, there was approximately $39.6 million and $40.6 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate swaps. There was no ineffectiveness recorded during the three or nine month periods ended September 30, 2023 or 2022. For the three and nine months ended September 30, 2023, gains of approximately $8.3 million and $21.8 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. For the three and nine months ended September 30, 2022, gains of approximately $1.3 million and losses of approximately $6.8 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. Approximately $23.3 million of the unrealized gains included in accumulated other comprehensive income at September 30, 2023 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$991,081	$862,160	$989,307	$853,895
Revolver and Term Loans, net	821,030	817,431	820,536	812,604
Mortgage loans, net	407,670	391,502	407,712	388,839
Debt, net	$2,219,781	$2,071,093	$2,217,555	$2,055,338

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 (in thousands):

	Fair Value at September 30, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$42,204	$—	$42,204
Total	$—	$42,204	$—	$42,204

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$44,688	$—	$44,688
Total	$—	$44,688	$—	$44,688

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of September 30, 2023 and December 31, 2022.

11.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures, real estate taxes, insurance, and debt obligations where lenders hold restricted cash due to cash trap events. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues for future capital expenditures (including the periodic replacement or refurbishment of FF&E). Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of September 30, 2023 and December 31, 2022, approximately $35.8 million and $28.2 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes, and insurance. As of December 31, 2022, there was also approximately $26.9 million of restricted cash held by a lender due to a cash trap event, and during the first quarter of 2023, all of the restrictions on this cash were removed.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of September 30, 2023, 96 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from three to 25 years. This number includes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.75% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 1.75% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2023, the Company incurred management fee expense of approximately $10.4 million and $32.3 million, respectively. For the three and nine months ended September 30, 2022, the Company incurred management fee expense of approximately $9.2 million and $25.7 million, respectively.

Franchise Agreements

As of September 30, 2023, 59 of the Company’s consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, two hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2023, the Company incurred franchise fee expense of approximately $16.7 million and $50.2 million, respectively. For the three and nine months ended September 30, 2022, the Company incurred franchise fee expense of approximately $16.2 million and $46.2 million, respectively.

12.       Equity

Common Shares of Beneficial Interest

During the nine months ended September 30, 2023, the Company declared a cash dividend of $0.08 per common share in each of the first and second quarters of 2023 and a cash dividend of $0.10 per common share in the third quarter of 2023. During the nine months ended September 30, 2022, the Company declared a cash dividend of $0.01 per common share in each of the first and second quarters of 2022 and a cash dividend of $0.05 per common share in the third quarter of 2022.

On April 28, 2023, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2023 to May 8, 2024 (the "2023 Share Repurchase Program"). During the nine months ended September 30, 2023, the Company repurchased and retired approximately 6.6 million common shares for approximately $66.8 million, of which $39.9 million was repurchased under a share repurchase program authorized by the Company’s board of trustees in 2022, which expired May 8, 2023, and $26.9 million was repurchased under the 2023 Share Repurchase Program. Subsequent to September 30, 2023, the Company repurchased and retired approximately 0.3 million common shares for approximately $3.2 million. As of November 2, 2023, the 2023 Share Repurchase Program had a remaining capacity of $219.9 million.

During the nine months ended September 30, 2022, the Company repurchased and retired approximately 4.2 million common shares for approximately $50.0 million.

Series A Preferred Shares

During the nine months ended September 30, 2023 and 2022, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first, second and third quarters of 2023 and 2022.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of September 30, 2023, 771,831 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of September 30, 2023 is as follows:

	2023
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	2,267,870	$15.32
Granted	991,453	10.84
Vested	(905,666)	15.20
Forfeited	(25,828)	13.13
Unvested at September 30, 2023	2,327,829	$13.48

For the three and nine months ended September 30, 2023, the Company recognized approximately $4.0 million and $11.4 million, respectively, of share-based compensation expense related to restricted share awards. For the three and nine months ended September 30, 2022, the Company recognized approximately $3.5 million and $10.7 million, respectively, of share-based compensation expense related to restricted share awards. As of September 30, 2023, there was $17.7 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 1.5 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the nine months ended September 30, 2023 and 2022 was approximately $9.7 million and $8.8 million, respectively.

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
(1) In February 2023, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 200,000 restricted shares. Half of the restricted shares vested immediately with the remaining half vesting in February 2024. As of September 30, 2023, there were approximately 100,000 unvested restricted shares related to the conversion of the performance units. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the nine months ended September 30, 2023 was approximately $1.1 million.

For the three and nine months ended September 30, 2023, the Company recognized approximately $2.3 million and $6.7 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and nine months ended September 30, 2022, the Company recognized approximately $1.9 million and $5.4 million, respectively, of share-based compensation expense related to the performance unit awards. As of September 30, 2023, there was $13.1 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 1.9 years.

 As of September 30, 2023, there were 2,688,397 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and nine months ended September 30, 2023 and 2022, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to RLJ	$16,430	$17,594	$68,470	$35,312
Less: Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Less: Dividends paid on unvested restricted shares	(243)	(118)	(642)	(167)
Less: Undistributed earnings attributable to unvested restricted shares	—	(46)	(133)	(73)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$9,908	$11,151	$48,859	$16,236

Denominator:
Weighted-average number of common shares - basic	154,563,284	160,368,297	156,805,643	162,681,840
Unvested restricted shares	446,087	311,171	434,183	319,985
Unvested performance units	72,274	105,241	40,380	62,637
Weighted-average number of common shares - diluted	155,081,645	160,784,709	157,280,206	163,064,462

Net income per share attributable to common shareholders - basic	$0.06	$0.07	$0.31	$0.10

Net income per share attributable to common shareholders - diluted	$0.06	$0.07	$0.31	$0.10

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$494,563	$488,146
Restricted cash reserves	35,807	51,504
Cash, cash equivalents, and restricted cash reserves	$530,370	$539,650

Interest paid	$76,935	$76,768

Income taxes paid	$1,910	$850

Operating cash flow lease payments for operating leases	$13,005	$12,438

Right-of-use asset obtained in exchange for lease obligation	$5,016	$—

Right-of-use asset and liability adjustment due to remeasurement	$—	$(2,473)

Supplemental investing and financing transactions
In connection with the acquisition of a hotel property, the Company recorded the following:
Purchase of hotel property	$—	$59,000
Transaction costs	—	1,021
Operating prorations	—	(802)
Acquisition of hotel property, net	$—	$59,219

In connection with the sales of hotel properties, the Company recorded the following:
Sales price	$—	$49,900
Transaction costs	(28)	(856)
Operating prorations	—	(991)
(Payments) proceeds from sales of hotel properties, net	$(28)	$48,053

Supplemental non-cash transactions
Accrued capital expenditures	$13,645	$2,363

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

As of September 30, 2023, we owned 97 hotel properties with approximately 21,400 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 95 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 96 hotel properties in which we hold a controlling interest, and we record the real estate interest in the one hotel property in which we hold an indirect 50% non-controlling interest using the equity method of accounting. We lease 96 of the 97 hotel properties to our TRSs, of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership. As of September 30, 2023, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the OP units.

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

•Converted the Hotel Indigo New Orleans Garden District to the Hotel Tonnelle New Orleans, a Tribute Portfolio Hotel.

•Refinanced our Term Loans and recast our $600 million Revolver to extend the maturity dates.

•Converted our 21c Hotel in Nashville, Tennessee to The Bankers Alley Hotel, a Tapestry Collection by Hilton.

•Repurchased and retired approximately 6.9 million shares for approximately $70.0 million.

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

Results of Operations

At both September 30, 2023 and 2022, we owned 97 hotel properties.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2023 and 2022.  The non-comparable properties include two hotel properties that were sold and one acquisition that was completed in 2022.

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

	For the three months ended September 30,
	2023	2022	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$277,088	$267,363	$9,725
Food and beverage revenue	34,181	30,600	3,581
Other revenue	23,137	20,108	3,029
Total revenues	334,406	318,071	16,335
Expenses
Operating expenses
Room expense	71,278	68,394	2,884
Food and beverage expense	27,430	23,375	4,055
Management and franchise fee expense	27,095	25,390	1,705
Other operating expenses	87,736	82,021	5,715
Total property operating expenses	213,539	199,180	14,359
Depreciation and amortization	44,727	46,559	(1,832)
Property tax, insurance and other	26,936	20,744	6,192
General and administrative	14,747	13,446	1,301
Transaction costs	2	(773)	775
Total operating expenses	299,951	279,156	20,795
Other income, net	1,921	710	1,211
Interest income	5,302	1,281	4,021
Interest expense	(24,833)	(22,625)	(2,208)
Gain (loss) on sale of hotel properties, net	16	(57)	73
Income before equity in loss from unconsolidated joint ventures	16,861	18,224	(1,363)
Equity in loss from unconsolidated joint ventures	(186)	(150)	(36)
Income before income tax expense	16,675	18,074	(1,399)
Income tax expense	(332)	(391)	59
Net income	16,343	17,683	(1,340)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(50)	(53)	3
Noncontrolling interest in consolidated joint ventures	137	(36)	173
Net income attributable to RLJ	16,430	17,594	(1,164)
Preferred dividends	(6,279)	(6,279)	—
Net income attributable to common shareholders	$10,151	$11,315	$(1,164)

Revenues

Total revenues increased $16.3 million to $334.4 million for the three months ended September 30, 2023 from $318.1 million for the three months ended September 30, 2022. The increase was the result of a $9.7 million increase in room revenue, a $3.6 million increase in food and beverage revenue, and a $3.0 million increase in other revenue.

Room Revenue

Room revenue increased $9.7 million to $277.1 million for the three months ended September 30, 2023 from $267.4 million for the three months ended September 30, 2022.  The increase was due to an increase in RevPAR resulting from an increase in leisure travel, recoveries in business and group bookings, and the ramping up of our recently converted hotels.

The following are the quarter-to-date key hotel operating statistics for the comparable properties:

	For the three months ended September 30,
	2023	2022
Occupancy	74.2%	72.8%
ADR	$191.07	$188.21
RevPAR	$141.81	$136.98

Food and Beverage Revenue

Food and beverage revenue increased $3.6 million to $34.2 million for the three months ended September 30, 2023 from $30.6 million for the three months ended September 30, 2022. The increase in food and beverage revenue was primarily due to an increase in banquet and catering revenues from group business and new food and beverage outlets at our recently converted hotels.

Other Revenue

Other revenue increased $3.0 million to $23.1 million for the three months ended September 30, 2023 from $20.1 million for the three months ended September 30, 2022.  The increase in other revenue was primarily due to an increase in parking fees, resort and facility fees (including new resort and facility fees implemented during the prior year), and miscellaneous other sales and fees that corresponded to the increase in demand at the comparable properties over the prior period.

Property Operating Expenses

Property operating expenses increased $14.4 million to $213.5 million for the three months ended September 30, 2023 from $199.2 million for the three months ended September 30, 2022. The increase was due to a $13.1 million increase in property operating expenses from the comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the three months ended September 30,
	2023	2022	$ Change
Room expense	$70,774	$67,912	$2,862
Food and beverage expense	26,978	22,999	3,979
Management and franchise fee expense	26,985	25,249	1,736
Other operating expenses	86,034	81,530	4,504
Total property operating expenses	$210,771	$197,690	$13,081

The increase in property operating expenses from the comparable properties was primarily due to increases in wages and benefits, sales and marketing expenses, and fees and costs based on revenue.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.8 million to $44.7 million for the three months ended September 30, 2023 from $46.6 million for the three months ended September 30, 2022. The decrease was primarily related to furniture, fixtures and equipment that were fully depreciated in 2022, partially offset by an increase in depreciation and amortization expense related to recently renovated hotels.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $6.2 million to $26.9 million for the three months ended September 30, 2023 from $20.7 million for the three months ended September 30, 2022.  The increase was attributable to an increase in insurance premiums and property taxes, including significant property tax increases at our Chicago area hotels, as well as an increase in ground rent expense primarily due to increases in percentage rent obligations and consumer price index adjustments for certain of our ground leases.

General and Administrative

General and administrative expense increased $1.3 million to $14.7 million for the three months ended September 30, 2023 from $13.4 million for the three months ended September 30, 2022.  The increase was primarily attributable to an increase in compensation expense and professional fees.

Interest Income

Interest income increased $4.0 million to $5.3 million for the three months ended September 30, 2023 from $1.3 million for the three months ended September 30, 2022. The increase was attributable to higher interest rates on our cash balances.

Interest Expense

Interest expense increased $2.2 million to $24.8 million for the three months ended September 30, 2023 from $22.6 million for the three months ended September 30, 2022. The increase was attributable to higher interest rates on our unhedged variable rate debt combined with an increase in the amount of our debt that was unhedged. The components of our interest expense for the three months ended September 30, 2023 and 2022 were as follows (in thousands):

	For the three months ended September 30,
	2023	2022	$ Change
Senior Notes	$9,695	$9,695	$—
Revolver and Term Loans	7,365	7,870	(505)
Mortgage loans	5,727	3,388	2,339
Amortization of deferred financing costs	1,564	1,420	144
Non-cash interest expense related to interest rate hedges	482	252	230
Total interest expense	$24,833	$22,625	$2,208

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

	For the nine months ended September 30,
	2023	2022	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$833,416	$753,818	$79,598
Food and beverage revenue	105,601	82,655	22,946
Other revenue	66,852	54,998	11,854
Total revenues	1,005,869	891,471	114,398
Expenses
Operating expenses
Room expense	207,662	188,015	19,647
Food and beverage expense	81,604	61,314	20,290
Management and franchise fee expense	82,554	71,846	10,708
Other operating expenses	254,567	227,563	27,004
Total property operating expenses	626,387	548,738	77,649
Depreciation and amortization	134,648	140,346	(5,698)
Property tax, insurance and other	76,268	66,206	10,062
General and administrative	43,030	40,928	2,102
Transaction costs	26	(575)	601
Total operating expenses	880,359	795,643	84,716
Other income, net	3,506	8,716	(5,210)
Interest income	13,977	1,800	12,177
Interest expense	(73,506)	(71,041)	(2,465)
(Loss) gain on sale of hotel properties, net	(28)	996	(1,024)
Loss on extinguishment of indebtedness, net	(169)	—	(169)
Income before equity in income from unconsolidated joint ventures	69,290	36,299	32,991
Equity in income from unconsolidated joint ventures	315	255	60
Income before income tax expense	69,605	36,554	33,051
Income tax expense	(1,028)	(1,139)	111
Net income	68,577	35,415	33,162
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(238)	(74)	(164)
Noncontrolling interest in consolidated joint ventures	131	(29)	160
Net income attributable to RLJ	68,470	35,312	33,158
Preferred dividends	(18,836)	(18,836)	—
Net income attributable to common shareholders	$49,634	$16,476	$33,158

Revenues

Total revenues increased $114.4 million to $1.0 billion for the nine months ended September 30, 2023 from $891.5 million for the nine months ended September 30, 2022. The increase was the result of a $79.6 million increase in room revenue, a $22.9 million increase in food and beverage revenue, and a $11.9 million increase in other revenue.

Room Revenue

Room revenue increased $79.6 million to $833.4 million for the nine months ended September 30, 2023 from $753.8 million for the nine months ended September 30, 2022.  The increase was the result of a $77.3 million increase in room revenue from the comparable properties and a $2.3 million increase from the non-comparable properties. The increase from the comparable properties was due to an increase in RevPAR resulting from an increase in leisure travel, recoveries in business and group bookings, and the ramping up of our recently converted hotels.

The following are the year-to-date key hotel operating statistics for the comparable properties:

	For the nine months ended September 30,
	2023	2022
Occupancy	72.7%	69.6%
ADR	$197.62	$187.21
RevPAR	$143.60	$130.25

Food and Beverage Revenue

Food and beverage revenue increased $22.9 million to $105.6 million for the nine months ended September 30, 2023 from $82.7 million for the nine months ended September 30, 2022. The increase in food and beverage revenue was primarily due to an increase in banquet and catering revenues from group business, the reopening of certain food and beverage outlets, and new food and beverage outlets at our recently converted hotels.

Other Revenue

Other revenue increased $11.9 million to $66.9 million for the nine months ended September 30, 2023 from $55.0 million for the nine months ended September 30, 2022.  The increase in other revenue was primarily due to an increase in parking fees, resort and facility fees (including new resort and facility fees implemented during the prior year), and miscellaneous other sales and fees that corresponded to the increase in demand at the comparable properties over the prior period.

Property Operating Expenses

Property operating expenses increased $77.6 million to $626.4 million for the nine months ended September 30, 2023 from $548.7 million for the nine months ended September 30, 2022. The increase was due to a $73.9 million increase in property operating expenses from the comparable properties and a $3.8 million increase in property operating expenses from the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the nine months ended September 30,
	2023	2022	$ Change
Room expense	$205,843	$186,864	$18,979
Food and beverage expense	80,069	60,723	19,346
Management and franchise fee expense	82,036	71,466	10,570
Other operating expenses	251,237	226,277	24,960
Total property operating expenses	$619,185	$545,330	$73,855

The increase in property operating expenses from the comparable properties was primarily due to increases in wages and benefits, sales and marketing expenses, and fees and costs based on revenue.

Depreciation and Amortization

Depreciation and amortization expense decreased $5.7 million to $134.6 million for the nine months ended September 30, 2023 from $140.3 million for the nine months ended September 30, 2022. The decrease was primarily related to furniture, fixtures and equipment that were fully depreciated in 2022, partially offset by an increase in depreciation and amortization expense related to recently renovated hotels.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $10.1 million to $76.3 million for the nine months ended September 30, 2023 from $66.2 million for the nine months ended September 30, 2022.  The increase was attributable to an increase in insurance premiums and property taxes, including significant property tax increases at our Chicago area hotels, as well as an increase in ground rent expense primarily due to increases in percentage rent obligations and consumer price index adjustments for certain of our ground leases.

General and Administrative

General and administrative expense increased $2.1 million to $43.0 million for the nine months ended September 30, 2023 from $40.9 million for the nine months ended September 30, 2022. The increase was primarily attributable to an increase in compensation expense and professional fees.

Other Income, net

Other income, net decreased $5.2 million to $3.5 million for the nine months ended September 30, 2023 from $8.7 million for the nine months ended September 30, 2022. The decrease was primarily attributable to the reclassification of unrealized gains from accumulated other comprehensive income due to the discontinuation of certain cash flow hedges during the nine months ended September 30, 2022.

Interest Income

Interest income increased $12.2 million to $14.0 million for the nine months ended September 30, 2023 from $1.8 million for the nine months ended September 30, 2022. The increase was attributable to higher interest rates on our cash balances.

Interest Expense

Interest expense increased $2.5 million to $73.5 million for the nine months ended September 30, 2023 from $71.0 million for the nine months ended September 30, 2022. The increase was attributable to higher interest rates on our unhedged variable rate debt combined with an increase in the amount of our debt that was unhedged. The components of our interest expense for the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	For the nine months ended September 30,
	2023	2022	$ Change
Senior Notes	$29,070	$29,125	$(55)
Revolver and Term Loans	23,176	26,975	(3,799)
Mortgage loans	15,286	9,926	5,360
Amortization of deferred financing costs	4,528	4,522	6
Non-cash interest expense related to interest rate hedges	1,446	493	953
Total interest expense	$73,506	$71,041	$2,465

(Loss) Gain on Sale of Hotel Properties, net

During the nine months ended September 30, 2022, we sold two hotel properties for a combined sales price of approximately $49.9 million and recorded a net gain on sale of approximately $1.0 million. There were no hotels sold during the nine months ended September 30, 2023.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income	$16,343	$17,683	$68,577	$35,415
Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Depreciation and amortization	44,727	46,559	134,648	140,346
(Gain) loss on sale of hotel properties, net	(16)	57	28	(996)
Noncontrolling interest in consolidated joint ventures	137	(36)	131	(29)
Adjustments related to consolidated joint venture (1)	(44)	(47)	(131)	(144)
Adjustments related to unconsolidated joint venture (2)	236	241	709	831
FFO	55,104	58,178	185,126	156,587
Transaction costs	2	(773)	26	(575)
Pre-opening costs (3)	327	907	1,188	1,519
Loss on extinguishment of indebtedness, net	—	—	169	—
Amortization of share-based compensation	6,247	5,420	18,028	16,074
Non-cash interest expense related to discontinued interest rate hedges	482	252	1,446	493
Derivative gains in accumulated other comprehensive income reclassified to earnings (4)	—	—	—	(5,866)
Other expenses (5)	930	10	1,026	56
Adjusted FFO	$63,092	$63,994	$207,009	$168,288

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
(5)Represents expenses and income outside of the normal course of operations. For the three and nine months ended September 30, 2023, other expenses included one-time management company transition costs of $0.6 million.
.

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

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income	$16,343	$17,683	$68,577	$35,415
Depreciation and amortization	44,727	46,559	134,648	140,346
Interest expense, net of interest income	19,531	21,344	59,529	69,241
Income tax expense	332	391	1,028	1,139
Adjustments related to unconsolidated joint venture (1)	344	354	1,034	1,169
EBITDA	81,277	86,331	264,816	247,310
(Gain) loss on sale of hotel properties, net	(16)	57	28	(996)
EBITDAre	81,261	86,388	264,844	246,314
Transaction costs	2	(773)	26	(575)
Pre-opening costs (2)	327	907	1,188	1,519
Loss on extinguishment of indebtedness, net	—	—	169	—
Amortization of share-based compensation	6,247	5,420	18,028	16,074
Derivative gains in accumulated other comprehensive income reclassified to earnings (3)	—	—	—	(5,866)
Other expenses (4)	930	10	1,026	56
Adjusted EBITDA	$88,767	$91,952	$285,281	$257,522

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint venture.
(2)Represents expenses related to the brand conversions of certain hotel properties prior to opening.
(3)Reclassification of interest rate swap gains from accumulated other comprehensive income to earnings for discontinued interest rate hedges.
(4)Represents expenses and income outside of the normal course of operations. For the three and nine months ended September 30, 2023, other expenses included one-time management company transition costs of $0.6 million.
.

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

As of September 30, 2023, we had $530.4 million of cash, cash equivalents, and restricted cash reserves as compared to $536.4 million at December 31, 2022.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $226.2 million and $203.7 million for the nine months ended September 30, 2023 and 2022, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the nine months ended September 30, 2023 and 2022.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $102.0 million for the nine months ended September 30, 2023 primarily due to capital improvements and additions to our hotel properties.

The net cash flow used in investing activities totaled $97.8 million for the nine months ended September 30, 2022 primarily due to a $59.2 million acquisition of a hotel property and $86.6 million in capital improvements and additions to our hotel properties. The net cash flow used in investing activities was partially offset by $48.1 million in proceeds from the sale of hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $130.2 million for the nine months ended September 30, 2023 primarily due to $66.8 million paid to repurchase common shares under our share repurchase programs, $52.6 million in distributions to shareholders and unitholders, $4.4 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $7.8 million in deferred financing cost payments.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2023, approximately $29.0 million was held in FF&E reserve accounts for future capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2023, we had approximately $1.2 billion of total variable rate debt outstanding (or 54.1% of total indebtedness) with a weighted-average interest rate of 4.03% per annum. After taking into consideration the effect of interest rate swaps, 93.0% of our total indebtedness was fixed or effectively fixed. As of September 30, 2023, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $1.6 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2023, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate debt (1)(2)	$—	$—	$—	$500,000	$—	$525,000	$1,025,000
Weighted-average interest rate	—%	—%	—%	3.75%	—%	4.05%	3.90%
Variable rate debt (1)	$—	$381,000	$400,000	$425,000	$—	$—	$1,206,000
Weighted-average interest rate (3)	—%	5.63%	3.38%	3.21%	—%	—%	4.03%
Total	$—	$381,000	$400,000	$925,000	$—	$525,000	$2,231,000

(1)Excludes $4.0 million, $0.3 million and $8.9 million of net deferred financing costs on the Term Loans, mortgage loans and Senior Notes, respectively.
(2)Excludes $1.9 million related to a fair value adjustment on debt.
(3)The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact to our consolidated financial statements. As of September 30, 2023, the estimated fair value of our fixed rate debt was $883.2 million, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease by approximately $33.6 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2023 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2023 through July 31, 2023	224,056	$10.06	224,056	22,880,530
August 1, 2023 through August 31, 2023	982,760	$9.77	982,760	22,629,624
September 1, 2023 through September 30, 2023	298,938	$9.86	298,938	22,790,720
Total	1,505,754		1,505,754

(1)The 2023 Share Repurchase Program to acquire up to an aggregate of $250.0 million of common and preferred shares was approved in April 2023 and is set to expire on May 8, 2024. The maximum number of shares that may yet be repurchased under a share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of the Company’s trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

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

RLJ LODGING TRUST

Dated: November 2, 2023	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: November 2, 2023	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 2, 2023	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)