Form 10-K
period 2023-12-31
RLJ Lodging Trust
filed 2024-02-27
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-35169
RLJ LODGING TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland		27-4706509
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
7373 Wisconsin Avenue, Suite 1500
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The aggregate market value of the 152,495,163 common shares of beneficial interest held by non-affiliates of the Registrant was approximately $1,566,125,324 based on the closing price of $10.27 as reported on the New York Stock Exchange for such common shares of beneficial interest on June 30, 2023.
As of February 20, 2024, 155,784,172 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2023.

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
•"our hotel properties" refers to the 97 hotels owned by us as of December 31, 2023;
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
As of December 31, 2023, we owned 97 hotel properties with approximately 21,400 rooms, located in 23 states and the District of Columbia. We owned, through wholly-owned subsidiaries, a 100% interest in 95 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 96 hotel properties in which we hold a controlling financial interest, and we record the real estate interest in the one hotel property in which we hold an indirect 50% non-controlling interest using the equity method of accounting. We lease 96 of the 97 hotel properties to our TRSs, of which we own a controlling financial interest.
For U.S. federal income tax purposes, we elect to be taxed as a REIT. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole general partner of the Operating Partnership. As of December 31, 2023, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the Operating Partnership ("OP units").

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

Our Hotels

Our hotel properties operate under strong, premium brands, with approximately 90.0% of our hotel properties operating under existing relationships with Marriott, Hilton or Hyatt. The following table sets forth the brand affiliations of our hotel properties as of December 31, 2023:

Brand Affiliations	Number of hotels	Percentage of total hotels	Number of rooms	Percentage of total rooms
Marriott
Courtyard	12	12.4%	2,664	12.4%
Residence Inn	10	10.3%	1,444	6.7%
Marriott	4	4.1%	1,500	7.0%
Fairfield Inn & Suites	4	4.1%	552	2.6%
Renaissance	3	3.1%	782	3.7%
SpringHill Suites	2	2.1%	273	1.3%
AC Hotel	1	1.0%	205	1.0%
Moxy	1	1.0%	170	0.8%
Tribute Portfolio	1	1.0%	132	0.6%
Subtotal	38	39.1%	7,722	36.1%
Hilton
Embassy Suites	19	19.6%	5,289	24.7%
Hilton Garden Inn	5	5.2%	1,125	5.3%
DoubleTree/DoubleTree Suites by Hilton	4	4.1%	927	4.3%
Hampton Inn/Hampton Inn & Suites	3	3.1%	499	2.3%
Curio Collection	2	2.1%	468	2.2%
Homewood Suites	2	2.1%	345	1.6%
Hilton	1	1.0%	231	1.1%
Tapestry Collection	1	1.0%	124	0.6%
Subtotal	37	38.2%	9,008	42.1%
Hyatt
Hyatt House	7	7.2%	1,204	5.6%
Hyatt Place	3	3.1%	466	2.2%
Hyatt Centric	2	2.1%	266	1.2%
Subtotal	12	12.4%	1,936	9.0%
Wyndham
Wyndham	5	5.2%	1,893	8.8%
Subtotal	5	5.2%	1,893	8.8%
Other Brand Affiliation/Independent	5	5.1%	858	4.0%
Total	97	100.0%	21,417	100.0%

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

Organizational Structure

We conduct our business through a traditional umbrella partnership real estate investment trust ("UPREIT") in which our hotel properties are indirectly owned by the Operating Partnership, through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of the Operating Partnership and, as of December 31, 2023, we owned 99.5% of the OP units in the Operating Partnership. In the future, we may issue OP units from time to time in connection with acquiring hotel properties, financing, compensation or other reasons.

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

Our hotel properties are subject to various federal, state, and local environmental, health and safety laws and regulations. Certain of our hotel properties may also be subject to various climate disclosure laws and regulations. Our hotel properties incur costs to comply with these laws and regulations and could be subject to fines and penalties for non-compliance. The costs of complying with environmental, health and safety laws could increase as new laws are enacted and existing laws are modified.

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

Human Capital

As of December 31, 2023, we had 79 employees. We strive to maintain a workplace that is free from discrimination or harassment on the basis of race, color, sex, religion, age, ethnicity, national origin, disability, sexual orientation, gender identification or any other status protected by applicable laws. We conduct annual trainings to prevent discrimination and harassment and monitor employee conduct year-round.

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

On the environmental front, we believe our investment strategy of owning primarily rooms-oriented, focused-service and compact full-service hotels leads to lower operational intensity and higher efficiency with respect to space usage than full-service hotels, resulting in an overall lower environmental impact across our portfolio. We continue to disclose our environmental policy, which includes our environmental objectives such as reducing energy, greenhouse gas, and water usage and making green building investments, as well as addressing the physical impacts of climate change. One of our properties that was converted to an independent brand in Southern California received an Energy Star certification, and we have identified additional hotels in the portfolio that are currently eligible for certification. Our capital expenditure priorities are focused heavily on projects that, in addition to strengthening our market positioning, also enhance profitability by bringing about energy and water usage reductions and savings. Throughout 2021 and 2022, we invested in over 300 efficiency projects. Through these and our wider initiatives and support from our hotel operators, across our portfolio since 2019, we have reduced our energy usage per square foot by 11% and our greenhouse gas emissions per square foot by 22%. We are taking measurable steps to address the impact of climate change on our portfolio. We are committed to setting specific and quantifiable targets including reducing our carbon emissions by 35% by 2030 and are working on steps to achieve this objective.

With respect to social causes, we continue to show our commitment to making an impact in the communities we serve. In 2023, we continued our support for Habitat for Humanity’s Maryland chapter, sponsoring two volunteer days. Company associates helped to build housing at Habitat for Humanity’s Maryland locations, a short distance from our corporate headquarters in Bethesda, MD. We also expanded our community outreach through initiating a $5.0 million deposit with a local minority banking partner that aims to empower under-banked businesses and individuals locally.

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

We continue to uphold high standards with respect to governance, which is reflected in our approach to maintaining a highly diverse board and our overall approach to risk management. With respect to our board, three trustees are women, five are ethnically diverse and seven are independent. Nearly 80% of our board has deep expertise and experience in risk management. In addition, our board, via the Nominating and Corporate Governance Committee (the "NCG Committee") of the

board, has the overall responsibility for overseeing ESG-related issues, policies and programs for our company. We have an internal ESG committee that reports ESG matters directly through our CEO to the board’s NCG Committee and typically meets at least once each quarter. The NCG Committee, with critical support from management, is leading the effort to formulate our strategy with respect to adapting and responding to the risks and opportunities presented by ESG-related matters.

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

Corporate Information

Our principal executive offices are located at 7373 Wisconsin Avenue, Suite 1500, Bethesda, Maryland 20814. Our telephone number is (301) 280-7777. Our website is located at www.rljlodgingtrust.com. The information that is found on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document that we file with or furnish to the Securities and Exchange Commission (the “SEC”). We have included our website address in this Annual Report on Form 10-K as an inactive textual reference and do not intend it to be an active link to our website.

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

Risks Related to Our Business and Hotel Properties

Economic volatility and high rates of inflation could significantly impact and disrupt our business, financial performance and condition, operating results and cash flows.

Our business strategy depends on achieving revenue and net income growth from demand for hotel rooms as part of a strong U.S. and global economy. Any economic slowdown or recession or weaker-than-anticipated growth could negatively impact demand for our hotel rooms, which in turn could materially and adversely affect our business, financial performance and condition, operating results and cash flows. Even if the U.S. economy and the global economy remain stable or grow in 2024, we cannot provide any assurances that demand for hotel rooms will increase from current levels. If demand does not increase in the near future, or if demand weakens, our future results of operations and our growth prospects could be materially and adversely affected.

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

In addition to market volatility, the United States and the rest of the world have recently experienced significant inflation. Inflation poses a risk to us due to increases in interest rates, as well as the possibility of future increases in interest rates, which have adversely impacted our outstanding variable rate debt and may result in higher interest rates on any new fixed rate debt we may incur. We have entered into interest rate swaps to limit our exposure to interest rate fluctuations related to a portion of our variable rate debt. However, in a high interest rate environment, the fixed rates we can obtain with such replacement fixed rate swap agreements, and the fixed rate on any new debt we may incur, will also continue to be high. Inflation may also have an adverse effect on our operating expenses, including, but not limited to, labor, supplies, repairs and maintenance, as these costs could increase at a rate higher than our revenues. Inflation could also have an adverse effect on consumer spending, which could impact Occupancy levels at our hotel properties and, in turn, our own results of operations.

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

Our hotels located in the Northern California, Southern California, South Florida, Chicago, Illinois, and Houston, Texas metropolitan areas accounted for approximately 13.2%, 11.0%, 9.0%, 6.8% and 5.8%, respectively, of our total number of rooms available for the fiscal year ended December 31, 2023. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses, constrained municipal budgets, any oversupply of hotel rooms, criminal activity, political and societal unrest, supply-chain issues and inflationary pressures, or a reduction in lodging demand. Additionally, our hotels located in the Austin, Texas metropolitan area, which accounted for 3.0% of our total number of rooms available for the fiscal year ended December 31, 2023, face the risk of the potential closure of the Austin Convention Center in 2025, which could result in a decrease in lodging demand in this market. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business or political climate, could materially and adversely affect us.

We are dependent on the performance of the third-party management companies that manage the operations of each of our hotels and we could be materially and adversely affected if such third-party hotel managers do not manage our hotels in our best interests.

Because U.S. federal income tax laws restrict REITs and their subsidiaries from operating or managing hotel properties, we do not operate or manage our hotel properties. Instead, we retain third-party hotel managers to operate our hotel properties pursuant to management agreements. As of December 31, 2023, all of our hotel properties had individual management agreements, 31 of which were with Aimbridge Hospitality ("Aimbridge") and 21 of which were with Hilton.

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

As of December 31, 2023, 13 of our consolidated hotel properties, as well as one unconsolidated hotel property, were on land subject to ground leases. Accordingly, we only owned a leasehold or similar interest in 14 hotel properties. In January 2024, we acquired a fee simple interest in the Wyndham Boston Beacon Hill for approximately $125.0 million. We now own a leasehold or similar interest in 13 hotel properties. Our ground lease at Wyndham San Diego Bayside expires in 2029, and if this lease is not extended, this hotel property would be turned over to the ground lessor. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotel properties which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying hotel properties subject to a ground lease and may pay a lower price for such hotel properties than for a comparable hotel property with a fee simple interest or they may not purchase such hotel properties at any price. Secured lenders may be unwilling to lend, or otherwise charge higher interest rates, for loans secured by a leasehold mortgage as compared to loans secured by a fee simple mortgage. If we are found to be in breach of a ground lease, we could lose the right to use the hotel property. In addition, unless we can purchase a fee simple interest in the underlying land or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to own these hotel properties and our interest in the improvements upon expiration of the leases. If we were to lose the right to use a hotel property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel property and we would be required to purchase an interest in another hotel property in an attempt to replace that income, which could materially and adversely affect us.

Most of our hotel properties operate under either Marriott, Hilton or Hyatt brands; therefore, we are subject to the risks associated with concentrating our portfolio in just three brand families.

87 of the 97 hotel properties that we owned as of December 31, 2023 utilize brands owned by Marriott, Hilton or Hyatt. As a result, our success is dependent in part on the continued success of Marriott, Hilton and Hyatt and their respective brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of Marriott, Hilton or Hyatt is reduced or compromised, the brand value associated with the Marriott-, Hilton-, or Hyatt-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hilton or Hyatt were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott, Hilton or Hyatt could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.

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

At December 31, 2023, we had approximately $2.2 billion of debt outstanding, which could materially and adversely affect our operating performance and put us at a competitive disadvantage.

Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2023, we had approximately $2.2 billion of outstanding debt. In addition, we may incur substantial additional debt, including secured debt, in the future. After taking into consideration the effect of interest rate swaps, 88.5% of our payments are fixed or effectively fixed. Interest rates could increase, and this would increase our interest expense on any future fixed and variable rate debt, as well as existing variable rate debt, which could adversely affect our cash flows and our ability to pay distributions to shareholders. We have entered into interest rate swaps to limit our exposure to interest rate fluctuations related to a portion of our variable rate debt. However, if our interest rate swaps expire in a high interest rate environment, the fixed rates we can obtain with new interest rate swap agreements would be higher than the interest rates of the expired swaps.

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

The future outbreak of highly infectious or contagious diseases could significantly impact and disrupt our business, financial performance and condition, operating results and cash flows.

If we experience a pandemic or epidemic in the future, any increases in unemployment, decreased capital spending, declines in consumer confidence, increases in inflation, supply-chain issues, or economic slowdowns or recessions that may result therefrom could cause sustained negative consumer or business sentiment and reduced demand for travel and lodging, which would materially and adversely affect our business, financial performance and condition, operating results and cash flows.

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

We are subject to the risks associated with natural disasters, weather events, and the physical effects of climate change, any of which could have a material adverse effect on our properties, operations and business. Over time, our hotel properties located in coastal markets and other areas that may be impacted by climate change are expected to experience increases in storm intensity and rising sea-levels, causing damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Weather events and climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that natural disasters, weather events, or climate change will not have a material adverse effect on our hotel properties, operations or business.

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

We generally must distribute to our shareholders annually at least 90% of our "REIT taxable income," subject to certain adjustments and excluding any net capital gain. From time to time, we may generate taxable income greater than our cash flow. In addition, we may be subject to limitations on the ability to use our net operating loss carryovers to offset taxable income that we do not distribute. If we do not have other funds available in these situations, we could be required to (i) borrow funds on unfavorable terms, (ii) sell investments at disadvantageous prices, (iii) distribute amounts that would otherwise be invested in future acquisitions, or (iv) make a taxable distribution of our common shares as part of a distribution in which shareholders may elect to receive our common shares or (subject to a limit measured as a percentage of the total distribution) cash to make distributions sufficient to enable us to pay out enough of our REIT taxable income to satisfy the REIT distribution requirements. These alternatives could increase our costs or reduce our shareholders' equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our shares.

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

Rent paid by a lessee that is a "related party tenant" of ours generally will not be qualifying income for purposes of the gross income tests applicable to REITs. An exception is provided, however, for leases of "qualified lodging facilities" to a TRS so long as the hotels are managed by an "eligible independent contractor" and certain other requirements are satisfied. We currently lease and expect to continue to lease all or substantially all of our hotels to TRS lessees and we currently engage and expect to continue to engage management companies that are intended to qualify as "eligible independent contractors." In addition, for a management company to qualify as an eligible independent contractor, (i) the management company must not own, directly or through its shareholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the management company and (ii) such company or a related person must be actively engaged in the trade or business of operating "qualified lodging facilities" (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a management contract with a TRS or its TRS lessee. Finally, each hotel with respect to which our TRS lessees pay rent must be a "qualified lodging facility." A "qualified lodging facility" is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe the management companies operate qualified lodging facilities for certain persons who are not related to us or our TRSs. As of the date hereof, we believe that all of the hotels leased to our TRS lessees will be qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of hotels, the REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied in all cases.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Risk Management and Strategy

We are committed to properly addressing the cybersecurity threats we face, and we have processes to assess, identify, and manage material risks from cybersecurity threats. We apply a comprehensive approach to the mitigation of cybersecurity risks. The risk of cybersecurity threats is integrated into our overall risk management program, which includes an annual risk prioritization process to identify key enterprise-level risks. The cybersecurity threat risk action plan is managed by a dedicated information technology ("IT") committee (the "IT Committee"), which oversees our cybersecurity program. The IT Committee comprises senior company leaders as well as our outsourced IT services provider. To oversee and identify cybersecurity threat risks on a day-to-day basis, we maintain a security operations center with round-the-clock monitoring. We have established policies, including those related to privacy, information security and cybersecurity, and we employ a broad and diversified set of mitigation strategies and techniques to reduce cybersecurity risks, including continuous monitoring, early detection tools, proactive vulnerability management, and remediation. Our information security policies are modeled against the National Institute of Standards and Technology’s Cybersecurity Standards and incorporate concepts from the Zero Trust Framework.
Given the ever-changing cybersecurity landscape, our IT Committee regularly meets to identify opportunities for incremental improvements, assess additional layers of security, and evaluate new technologies for implementation. In addition, we engage, as necessary, cybersecurity experts to analyze our IT policies, procedures, and infrastructure to assess their effectiveness and to identify opportunities for improvement.
We conduct an annual information security compliance training for all employees to enable them to detect and report malware, ransomware, and other malicious software and social engineering attempts that may compromise our IT systems. Employees also are subject to spear-phishing training campaigns, which allow us to assess the effectiveness of our training programs.
Our management companies are ultimately responsible for our guests' information, and we monitor these companies, as well as other third party service providers, to ensure that they are complying with our privacy, information security and cybersecurity policies. We also assess the cybersecurity proficiency of potential third party cloud suppliers before utilizing their services.
We work closely with our internal and external auditors to assess, identify and manage cybersecurity risks. Our IT internal controls are audited by our external auditor as part of our Sarbanes-Oxley Act compliance activities, and this process includes assessing the design and operating effectiveness of those controls.
Any failure to maintain proper function, security and availability of our information technology networks and systems could interrupt our operations, our financial reporting and compliance, damage our reputation, and subject us to liability claims or regulatory penalties, which could have a material and adverse effect on our business, financial condition and results of operations. Management has not identified cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. See “Item 1A. Risk Factors” above for more information.
Governance
Our board of trustees is responsible for overseeing the assessment and management of enterprise-level risks that may impact us, including cybersecurity. Two board members have information security expertise from their professional experience. Nathaniel A. Davis has expertise in information technology and experience reviewing and addressing cybersecurity risks. Patricia L. Gibson also has experience assessing and addressing cybersecurity risks through her past professional experience.

Our Audit Committee has primary responsibility for the oversight of risks from cybersecurity threats. Management, including members of the IT Committee, reports at least annually to the Audit Committee regarding cybersecurity risks and mitigation strategies. We consider each member of our Audit Committee to possess information security experience by way of their oversight responsibilities over this area.
In addition to ensuring adequate safeguards are in place to minimize the chance of a successful cyber attack, we have established a cybersecurity incident response plan to effectively address any cybersecurity threat that may occur despite these safeguards. We believe our cybersecurity incident response plan will help ensure timely, consistent and compliant responses to actual or attempted data incidents impacting our company. The cybersecurity incident response plan includes an escalation framework, including processes for informing the board of trustees of material cybersecurity incidents.

Item 2.    Properties

Our Hotel Properties

The following table provides a comprehensive list of our hotel properties as of December 31, 2023:

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
Alabama			Indiana
	Embassy Suites Birmingham	242		Courtyard Indianapolis @ The Capitol	124
Arizona				Residence Inn Indianapolis Downtown On The Canal	134
	Embassy Suites Phoenix - Biltmore	232		Residence Inn Merrillville	78
California			Kentucky
	Courtyard San Francisco	166		Marriott Louisville Downtown	620
	Embassy Suites Irvine Orange County	293		Residence Inn Louisville Downtown	140
	Embassy Suites Los Angeles Downey	220	Louisiana
	Embassy Suites Los Angeles - International Airport South	349		Chateau LeMoyne - French Quarter, New Orleans (1)	171
	Embassy Suites Milpitas Silicon Valley	267		Hilton Garden Inn New Orleans Convention Center	286
	Embassy Suites San Francisco Airport - South San Francisco	316		Hotel Tonnelle New Orleans, a Tribute Portfolio Hotel	132
	Embassy Suites San Francisco Airport - Waterfront	340		Wyndham New Orleans - French Quarter	374
	Hilton Garden Inn Los Angeles Hollywood	160	Maryland
	Hilton Garden Inn San Francisco Oakland Bay Bridge	303		Residence Inn Bethesda Downtown	188
	Hyatt House Cypress Anaheim	142		Residence Inn National Harbor Washington DC	162
	Hyatt House Emeryville San Francisco Bay Area	234	Massachusetts
	Hyatt House San Diego Sorrento Mesa	193		AC Hotel Boston Downtown	205
	Hyatt House San Jose Silicon Valley	180		Embassy Suites Boston Waltham	275
	Hyatt House San Ramon	142		Wyndham Boston Beacon Hill	304
	Hyatt House Santa Clara	150	Minnesota
	Hyatt Place Fremont Silicon Valley	151		Embassy Suites Minneapolis - Airport	310
	The Pierside Santa Monica	132	New York
	Residence Inn Palo Alto Los Altos	156		Courtyard New York Manhattan Upper East Side	226
	San Francisco Marriott Union Square	401		Hampton Inn Garden City	143
	Wyndham San Diego Bayside	600		The Knickerbocker New York (2)	330
	Zachari Dunes on Mandalay Beach, Curio Collection by Hilton	250	North Carolina
Colorado				Hyatt House Charlotte Center City	163
	Fairfield Inn & Suites Denver Cherry Creek	134	Oregon
	Marriott Denver South @ Park Meadows	279		Courtyard Portland City Center	256
	Moxy Denver Cherry Creek	170		SpringHill Suites Portland Hillsboro	106
	Renaissance Boulder Flatiron Hotel	232	Pennsylvania
District of Columbia				Hilton Garden Inn Pittsburgh University Place	202
	Fairfield Inn & Suites Washington DC Downtown	198		Renaissance Pittsburgh Hotel	300
	Homewood Suites Washington DC Downtown	175		Wyndham Philadelphia Historic District	364
	Hyatt Place Washington DC Downtown K Street	164		Wyndham Pittsburgh University Center	251
Florida			South Carolina
	DoubleTree Grand Key Resort	216		Courtyard Charleston Historic District	176

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
	DoubleTree Suites by Hilton Orlando - Lake Buena Vista	236		Mills House Charleston, Curio Collection by Hilton	218
	Embassy Suites Deerfield Beach - Resort & Spa	244
	Embassy Suites Fort Lauderdale 17th Street	361	Tennessee
	Embassy Suites Fort Myers Estero	150		The Bankers Alley Hotel, a Tapestry Collection by Hilton	124
	Embassy Suites Miami - International Airport	318	Texas
	Embassy Suites Orlando - International Drive South/Convention Center	244		Courtyard Austin Downtown Convention Center	270
	Embassy Suites Tampa Downtown Convention Center	360		Courtyard Houston By The Galleria	190
	Embassy Suites West Palm Beach Central	194		Courtyard Houston Downtown Convention Center	191
	Fairfield Inn & Suites Key West	106		DoubleTree by Hilton Houston Medical Center Hotel & Suites	287
	Hilton Cabana Miami Beach	231		DoubleTree Suites by Hilton Austin	188
	Renaissance Fort Lauderdale West Hotel	250		Embassy Suites Dallas - Love Field	248
Georgia				Hyatt Centric The Woodlands	72
	Courtyard Atlanta Buckhead	181		Residence Inn Austin Downtown Convention Center	179
	Embassy Suites Atlanta - Buckhead	326		Residence Inn Houston By The Galleria	146
	Hampton Inn and Suites Atlanta Midtown	186		Residence Inn Houston Downtown Convention Center	171
	Hyatt Centric Midtown Atlanta	194		SpringHill Suites Houston Downtown Convention Center	167
	Residence Inn Atlanta Midtown Historic	90	Washington
Hawaii				Homewood Suites Seattle Lynnwood	170
	Courtyard Waikiki Beach	404	Wisconsin
Illinois				Hyatt Place Madison Downtown	151
	Courtyard Chicago Downtown Magnificent Mile	306
	Courtyard Midway Airport	174
	Fairfield Inn & Suites Chicago Midway Airport	114
	Hampton Inn Chicago Midway Airport	170
	Hilton Garden Inn Chicago Midway Airport	174
	Holiday Inn Express & Suites Midway Airport	104
	Marriott Chicago Midway	200
	Sleep Inn Midway Airport	121

(1)We own an indirect 50% ownership interest in this hotel property and we account for the ownership interest using the equity method of accounting. This hotel property is operated without a lease.
(2)We own a 95.0% controlling ownership interest in this hotel property.

Management Agreements

In order to qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. We lease all but one of our hotel properties to TRS lessees, which in turn engage hotel property management companies to manage our hotel properties. All of our hotel properties are operated pursuant to a management agreement with one of 16 independent management companies. 36 of our hotel properties receive the benefits of a franchise agreement pursuant to a management agreement with Hilton, Hyatt, Marriott, or other management companies.

As of December 31, 2023, Aimbridge and Hilton were the management companies for 31 and 21 of our hotel properties, respectively. Our remaining 45 hotel properties were managed by 14 other management companies, including Hyatt and Marriott.

The management agreements have initial terms that range from three to 25 years, and some provide for one or two automatic extension periods ranging from one to 10 years each.

Each management company receives a base management fee between 1.5% and 3.5% of hotel revenues. The management agreements that include the benefits of a franchise agreement incur a base management fee between 1.75% and 7.0% of hotel revenues.

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

Franchise Agreements

As of December 31, 2023, 59 of our hotels operated under franchise agreements with Marriott, Hilton, Hyatt or other hotel brands. This excludes 36 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or other management companies. In addition, two of our hotels are not operated with a hotel brand so they do not have franchise agreements.

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

TRS Leases

In order for us to qualify as a REIT, neither our company nor any of our subsidiaries may directly or indirectly operate any of our hotels. The subsidiaries of the Operating Partnership, as the lessors, lease our hotels to our TRS lessees, which, in turn, are the parties to the existing management agreements with the third-party management companies at each of our hotels. The TRS leases contain the provisions that are described below. For the hotels that are acquired in the future, we intend for the leases to contain substantially similar provisions as those described below; however, we may, in our discretion, alter any of these provisions with respect to any particular lease.

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

Amounts Payable under the Leases

During the term of each TRS lease, our TRS lessees are obligated to pay us a fixed annual base rent plus a percentage rent and certain other additional charges that our TRS lessees agree to pay under the terms of the respective TRS lease. The percentage rent is generally calculated based on the revenues generated from the rental of guest rooms. Certain TRS lessees also pay percentage rent on food and beverage sales and certain other sources, including meeting room rentals.

The TRS leases require our TRS lessees to pay rent, management fees, franchise fees, personal property taxes where applicable, certain insurance policies, and all other costs and expenses, including utility and other charges, incurred in the operation of the hotels. The leases also provide for rent reductions and abatements in the event of damage to, destruction, or a partial taking of, any hotel. Any intercompany transactions involving rent payments, reductions, or abatements eliminate in consolidation.

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

Ground Leases

As of December 31, 2023, 13 of our consolidated hotel properties and one unconsolidated hotel property were subject to ground lease agreements that cover the land under the respective hotel properties. Additional information on the ground leases can be found in Note 10 to our accompanying consolidated financial statements.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "RLJ." During the year ended December 31, 2023, we paid a cash dividend of $0.08 per common share in each of the first and second quarters of 2023 and a cash dividend of $0.10 per common share in each of the third and fourth quarters of 2023. During the year ended December 31, 2022, we paid a cash dividend of $0.01 per common share in each of the first and second quarters of 2022 and a cash dividend of $0.05 per common share in each of the third and fourth quarters of 2022.

The closing price of our common shares as reported on the NYSE was $11.72 on both December 31, 2023 and February 20, 2024.

Share Return Performance

The graph and the table set forth below assume $100.00 was invested on December 31, 2018 in RLJ Lodging Trust's common shares. The graph and the table compare the total shareholder return of our common shares against the cumulative total returns of the Standard & Poor's 500 Index ("S&P 500 Index") and the Dow Jones U.S. Select Real Estate Hotels Index ("Dow Jones US REIT Hotels Index") between December 31, 2018 and December 31, 2023. The graph assumes an initial investment of $100.00 in our common shares and in each of the indices, and it also assumes the reinvestment of dividends.

$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
RLJ Lodging Trust
S&P 500 Index
Dow Jones US REIT Hotels Index

Name	Initial Investment at December 31, 2018	Value of Initial Investment at December 31, 2019	Value of Initial Investment at December 31, 2020	Value of Initial Investment at December 31, 2021	Value of Initial Investment at December 31, 2022	Value of Initial Investment at December 31, 2023
RLJ Lodging Trust	$100.00	$116.41	$93.34	$92.14	$70.85	$81.13
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Dow Jones US REIT Hotels Index	$100.00	$115.93	$85.89	$98.83	$83.64	$104.09
This performance graph shall not be deemed to be "filed" for the purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Shareholder Information

At February 20, 2024, we had 170 holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than holders of record. At February 20, 2024, there were 12 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for our common shares.

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

Unregistered Sales of Equity Securities

The Company did not sell any securities during the fiscal year ended December 31, 2023 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the quarter ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2023 through October 31, 2023	328,381	$9.75	328,381	23,395,519
November 1, 2023 through November 30, 2023	194,430	$10.47	194,430	20,381,886
December 1, 2023 through December 31, 2023	352,099	$11.23	352,099	18,253,341
Total	874,910		874,910

(1)A share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares was approved in April 2023 and is set to expire on May 8, 2024 (the "2023 Share Repurchase Program"). The maximum number of     shares that may yet be repurchased under the 2023 Share Repurchase Program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

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

ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel property level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 82.6% of our total revenues for the year ended December 31, 2023, and it is dictated by demand (as measured by Occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.

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
◦Other operating expenses — These expenses include labor and other costs associated with the sources of our other revenue, as well as the labor and other costs associated with the administrative departments, sales and marketing, repairs and maintenance, and utility costs at the hotel properties.
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

Inflation

We rely on the performance of our hotel properties to increase revenues to keep pace with inflation. Generally, our hotel management companies possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our operators to raise rates faster than the rate of inflation or even at the same rate. High inflation may also have an adverse effect on our operating expenses, including, but not limited to, labor, supplies, repairs and maintenance, as these costs could increase at a faster rate than any increase in our revenues. Inflation could also have an adverse effect on consumer spending, which could impact Occupancy levels at our hotel properties and, in turn, our own results of operations.

2023 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. During the year ended December 31, 2023, the following significant activities took place:

•Successfully launched our hotel conversion of The Pierside Hotel, an independent lifestyle property located in Santa Monica, California.

•Exercised one-year extension options on approximately $224.7 million of certain Term Loans to extend the maturities to January 2024 (subsequently refinanced and extended to May 2026, as described below).

•Received $95.0 million in borrowings on a Term Loan amended in November 2022 and utilized the proceeds to pay off approximately $94.0 million of maturing Term Loans.

•Exercised the final one-year extension option on a mortgage loan to extend the maturity to April 2024.

•Entered into $525.0 million in new interest rate swap agreements as $425.0 million in swaps expired.

•Approved the 2023 Share Repurchase Program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2023 to May 8, 2024.

•Converted the Hotel Indigo New Orleans Garden District to the Hotel Tonnelle New Orleans, a Tribute Portfolio Hotel.

•Refinanced approximately $224.7 million in Term Loans and recast our $600.0 million Revolver to extend the maturity dates to May 2026 and May 2027, respectively.

•Converted our 21c Hotel in Nashville, Tennessee to The Bankers Alley Hotel, a Tapestry Collection by Hilton.

•Repurchased and retired approximately 7.5 million common shares for approximately $76.0 million.

Results of Operations

At both December 31, 2023 and 2022, we owned 97 hotel properties.  Based on when a hotel property is acquired, sold or closed for renovation, the operating results for certain hotel properties are not comparable for the years ended December 31, 2023 and 2022.  The non-comparable properties include two hotel properties that were sold and one acquisition that was completed in 2022.

For similar operating and financial data and discussion of our results for the year ended December 31, 2022 compared to our results for the year ended December 31, 2021, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023 and is incorporated herein by reference.

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022

	For the year ended December 31,
	2023	2022	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$1,095,028	$1,002,454	$92,574
Food and beverage revenue	141,625	117,027	24,598
Other revenue	88,924	74,181	14,743
Total revenues	1,325,577	1,193,662	131,915
Expenses
Operating expenses
Room expense	277,058	253,441	23,617
Food and beverage expense	109,707	87,402	22,305
Management and franchise fee expense	107,417	95,565	11,852
Other operating expenses	340,485	308,000	32,485
Total property operating expenses	834,667	744,408	90,259
Depreciation and amortization	179,103	184,875	(5,772)
Property tax, insurance and other	100,229	86,996	13,233
General and administrative	58,998	56,330	2,668
Transaction costs	223	(345)	568
Total operating expenses	1,173,220	1,072,264	100,956
Other income, net	4,364	9,496	(5,132)
Interest income	19,743	4,559	15,184
Interest expense	(98,807)	(93,155)	(5,652)
(Loss) gain on sale of hotel properties, net	(34)	1,017	(1,051)
Loss on extinguishment of indebtedness, net	(169)	(39)	(130)
Income before equity in income from unconsolidated joint ventures	77,454	43,276	34,178
Equity in income from unconsolidated joint ventures	419	457	(38)
Income before income tax expense	77,873	43,733	34,140
Income tax expense	(1,256)	(1,518)	262
Net income	76,617	42,215	34,402
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	35	(210)	245
Noncontrolling interest in the Operating Partnership	(247)	(80)	(167)
Net income attributable to RLJ	76,405	41,925	34,480
Preferred dividends	(25,115)	(25,115)	—
Net income attributable to common shareholders	$51,290	$16,810	$34,480

Revenues

Total revenues increased $131.9 million to $1.3 billion for the year ended December 31, 2023, from $1.2 billion for the year ended December 31, 2022. The increase was a result of a $92.6 million increase in room revenue, a $24.6 million increase in food and beverage revenue, and a $14.7 million increase in other revenue.

Room Revenue

Room revenue increased $92.6 million to $1.1 billion for the year ended December 31, 2023, from $1.0 billion for the year ended December 31, 2022.  The increase was the result of a $90.1 million increase in room revenue attributable to the comparable properties and a $2.5 million increase in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was due to an increase in RevPAR resulting from recoveries in business and group travel and the ramping up of our recently converted hotels.

The following are the key hotel operating statistics for the comparable properties:

	For the year ended December 31,
	2023	2022
Occupancy	71.8%	68.9%
ADR	$196.43	$187.84
RevPAR	$141.09	$129.46

Food and Beverage Revenue

Food and beverage revenue increased $24.6 million to $141.6 million for the year ended December 31, 2023, from $117.0 million for the year ended December 31, 2022. The increase in food and beverage revenue was primarily due to an increase in banquet and catering revenues from group business and new food and beverage outlets at our recently converted hotels.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, facility fees, gift shop sales and other guest service fees, increased $14.7 million to $88.9 million for the year ended December 31, 2023, from $74.2 million for the year ended December 31, 2022.  The increase in other revenue was primarily due to an increase in parking fees, resort and facility fees (including new resort and facility fees implemented during the prior year), and miscellaneous other sales and fees that corresponded to the increase in demand over the prior period.

Property Operating Expenses

Property operating expenses increased $90.3 million to $834.7 million for the year ended December 31, 2023, from $744.4 million for the year ended December 31, 2022. The increase was due to an $86.2 million increase in property operating expenses attributable to the comparable properties and a $4.1 million increase in property operating expenses attributable to the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the year ended December 31,
	2023	2022	$ Change
Room expense	$274,651	$251,909	$22,742
Food and beverage expense	107,651	86,315	21,336
Management and franchise fee expense	106,779	94,989	11,790
Other operating expenses	336,263	305,968	30,295
Total property operating expenses	$825,344	$739,181	$86,163

The increase in property operating expenses attributable to the comparable properties was primarily due to increases in wages and benefits, sales and marketing expenses, and fees and costs based on revenue, including management fees. Management and franchise fee expense for the year ended December 31, 2022 included a reduction of $4.1 million related to the recognition of the Wyndham termination payments, which were fully recognized as of December 31, 2022.

Depreciation and Amortization

Depreciation and amortization expense decreased $5.8 million to $179.1 million for the year ended December 31, 2023, from $184.9 million for the year ended December 31, 2022. The decrease was primarily attributable to furniture, fixtures and equipment that were fully depreciated in 2022, partially offset by an increase in depreciation and amortization expense related to recently renovated hotels.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $13.2 million to $100.2 million for the year ended December 31, 2023, from $87.0 million for the year ended December 31, 2022.  The increase was attributable to an increase in insurance premiums and property taxes. The increase was also attributable to an increase in ground rent expense primarily due to increases in percentage rent obligations and consumer price index adjustments for certain of our ground leases.

General and Administrative

General and administrative expense increased $2.7 million to $59.0 million for the year ended December 31, 2023, from $56.3 million for the year ended December 31, 2022.  The increase in general and administrative expense was primarily attributable to an increase in compensation expense.

Other Income, net

Other income, net decreased $5.1 million to $4.4 million for the year ended December 31, 2023, from $9.5 million for the year ended December 31, 2022.  The decrease was primarily attributable to the reclassification of unrealized gains from accumulated other comprehensive income due to the discontinuation of certain cash flow hedges during the year ended December 31, 2022.

Interest Income

Interest income increased $15.2 million to $19.7 million for the year ended December 31, 2023, from $4.6 million for the year ended December 31, 2022. The increase was attributable to our corporate and hotel-level cash earning higher interest rates due to increases in the federal funds rate.

Interest Expense

Interest expense increased $5.7 million to $98.8 million for the year ended December 31, 2023, from $93.2 million for the year ended December 31, 2022. Interest expense increased due to higher interest rates on our unhedged variable rate debt combined with an increase in the amount of our debt that was unhedged, partially offset by the impact of lower average debt balances. The components of our interest expense for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	For the year ended December 31,
	2023	2022	$ Change
Senior Notes	$38,764	$38,820	$(56)
Revolver and Term Loans	31,000	34,126	(3,126)
Mortgage loans	21,014	13,563	7,451
Amortization of deferred financing costs	6,100	5,967	133
Non-cash interest expense related to interest rate hedges	1,929	679	1,250
Total interest expense	$98,807	$93,155	$5,652

(Loss) Gain on Sale of Hotel Properties, net

During the year ended December 31, 2022, we sold two hotel properties for a combined sales price of approximately
$49.9 million and recorded a net gain on sale of approximately $1.0 million. There were no hotels sold during the year ended December 31, 2023.

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

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, such as transaction costs, pre-opening costs, gains or losses on extinguishment of indebtedness, amortization of share-based compensation, non-cash income tax expense or benefit, non-cash interest expense related to discontinued interest rate hedges, derivative gains or losses in accumulated other comprehensive income reclassified to earnings, and certain other income or expenses that we consider outside the normal course of operations. We believe that Adjusted FFO provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and FFO, is beneficial to an investor’s understanding of our operating performance.

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the years ended December 31, 2023 and 2022 (in thousands):

	For the year ended December 31,
	2023	2022
Net income	$76,617	$42,215
Preferred dividends	(25,115)	(25,115)
Depreciation and amortization	179,103	184,875
Loss (gain) on sale of hotel properties, net	34	(1,017)
Noncontrolling interest in consolidated joint ventures	35	(210)
Adjustments related to consolidated joint venture (1)	(175)	(187)
Adjustments related to unconsolidated joint venture (2)	941	1,070
FFO	231,440	201,631
Transaction costs	223	(345)
Pre-opening costs (3)	1,351	2,258
Loss on extinguishment of indebtedness, net	169	39
Amortization of share-based compensation	24,285	21,664
Non-cash income tax benefit	(5)	(17)
Non-cash interest expense related to discontinued interest rate hedges	1,929	680
Derivative gains in accumulated other comprehensive income reclassified to earnings (4)	—	(5,866)
Other expenses (5)	996	1,067
Adjusted FFO	$260,388	$221,111

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
(5)Represents expenses and income outside of the normal course of operations. For the year ended December 31, 2023, other expenses included one-time management company transition costs of $0.6 million.

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

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the years ended December 31, 2023 and 2022 (in thousands):

	For the year ended December 31,
	2023	2022
Net income	$76,617	$42,215
Depreciation and amortization	179,103	184,875
Interest expense, net of interest income	79,064	88,596
Income tax expense	1,256	1,518
Adjustments related to unconsolidated joint venture (1)	1,374	1,519
EBITDA	337,414	318,723
Loss (gain) on sale of hotel properties, net	34	(1,017)
EBITDAre	337,448	317,706
Transaction costs	223	(345)
Pre-opening costs (2)	1,351	2,258
Loss on extinguishment of indebtedness, net	169	39
Amortization of share-based compensation	24,285	21,664
Derivative gains in accumulated other comprehensive income reclassified to earnings (3)	—	(5,866)
Other expenses (4)	996	1,067
Adjusted EBITDA	$364,472	$336,523

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint venture.
(2)Represents expenses related to the brand conversions of certain hotel properties prior to opening.
(3)Reclassification of interest rate swap gains from accumulated other comprehensive income to earnings for discontinued interest rate hedges.
(4)Represents expenses and income outside of the normal course of operations. For the year ended December 31, 2023, other expenses included one-time management company transition costs of $0.6 million.

Liquidity and Capital Resources

As of December 31, 2023, we had $555.3 million of cash, cash equivalents, and restricted cash reserves as compared to $536.4 million at December 31, 2022. In addition, we had $600.0 million available on our Revolver at December 31, 2023.

Our principal uses of capital for the year ended December 31, 2023 were capital improvements and additions to hotel properties, the repurchase of common shares under our share repurchase programs, and distributions on common and preferred shares. Our principal source of capital for the year ended December 31, 2023 was cash generated from operations.

Material Cash Requirements

Our expected material cash requirements for the twelve months ending 2024 and thereafter are comprised of (i) contractually obligated expenditures; and (ii) other essential cash requirements.

Contractually Obligated Expenditures

We are party to various contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Our material short and long-term cash commitments primarily consist of debt obligations and ground lease payments related to certain of our hotel properties.

As of December 31, 2023, we had approximately $2.2 billion in debt outstanding with a weighted average interest rate of 4.12%, of which $381.0 million is scheduled to become due in the succeeding 12 months. As of December 31, 2023, our total future minimum lease payments were $592.7 million, of which $10.4 million is scheduled to become due in the succeeding 12 months. For details regarding our indebtedness and lease obligations, refer to Note 7, Debt, and Note 10, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other Essential Cash Requirements

Our other short-term cash requirements consist primarily of the funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards and capital expenditures required for hotel brand conversions;

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

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $315.1 million and $256.5 million for the years ended December 31, 2023 and 2022, respectively. The cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2023 and 2022.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $134.7 million for the year ended December 31, 2023 primarily due to $132.3 million in capital improvements and additions to our hotel properties and other assets and a purchase deposit of $2.4 million.

The net cash flow used in investing activities totaled $135.5 million for the year ended December 31, 2022 primarily due to a $59.3 million acquisition of a hotel property and $124.3 million in capital improvements and additions to our hotel properties.
These were partially offset by $48.1 million of net cash proceeds from the sale of two hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $161.5 million for the year ended December 31, 2023 primarily due to $76.0 million paid to repurchase common shares under our share repurchase programs, $74.5 million in distributions to shareholders and unitholders, $4.4 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $7.9 million in deferred financing cost payments.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2023, approximately $32.0 million was held in FF&E reserve accounts for future capital expenditures.

Critical Accounting Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. We consider our accounting policies over impairment and purchase price allocation to be our critical accounting estimates. See Note 2 to our consolidated financial statements for further descriptions of such accounting policies. We have set forth below the accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2023, we had approximately $1.2 billion of total variable rate debt outstanding (or 54.1% of total indebtedness) with a weighted-average interest rate of 4.30% per annum.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. We have entered into derivative financial instruments such as interest rate swaps to mitigate our interest rate risk or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. After taking into consideration the effect of interest rate swaps, 88.5% of our total indebtedness was fixed or effectively fixed. As of December 31, 2023, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $2.6 million annually, taking into account our existing contractual hedging arrangements.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2023, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates, excluding extension options (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Fixed rate debt (1)(2)	$—	$—	$500,000	$—	$—	$525,000	$1,025,000
Weighted-average interest rate	—%	—%	3.75%	—%	—%	4.05%	3.90%
Variable rate debt (1)	$381,000	$400,000	$425,000	$—	$—	$—	$1,206,000
Weighted-average interest rate (3)	5.67%	3.44%	3.90%	—%	—%	—%	4.30%
Total	$381,000	$400,000	$925,000	$—	$—	$525,000	$2,231,000

(1)Excludes $8.3 million, $3.6 million and $0.2 million of net deferred financing costs on the senior notes, Term Loans and mortgage loans, respectively.
(2)Excludes a $1.8 million fair value adjustment on debt.
(3)The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements. As of December 31, 2023, the estimated fair value of our fixed rate debt was $950.1 million, which was based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remained constant, we expect the fair value of our debt would decrease by approximately $34.8 million.

Item 8.    Financial Statements and Supplementary Data

Refer to the Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, the Company's disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of the Company’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2023, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

10.8	RLJ Lodging Trust 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2021)
10.9*	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2021)
10.10*	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2021)
10.11*
Amended and Restated Employment Agreement, dated as of November 1, 2021, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Robert L. Johnson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2021)

10.12*
Employment Agreement, dated as of March 29, 2023, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 4, 2023)

10.13*
Amended and Restated Employment Agreement, dated as of November 1, 2021, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Sean M. Mahoney (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2021)

10.14***	Amended and Restated Employment Agreement, dated as of February 1, 2022, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Thomas Bardenett
10.15***	Employment Agreement, dated as of April 27, 2023, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Chad Perry
10.16
Fourth Amended and Restated Credit Agreement, dated as of May 10, 2023, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 16, 2023)

10.17
Fourth Amended and Restated Guaranty, dated as of May 10, 2023, by and among RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto and Wells Fargo Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 16, 2023)

21.1**	List of subsidiaries of RLJ Lodging Trust
23.1**	Consent of PricewaterhouseCoopers LLP
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1**	RLJ Lodging Trust Amended and Restated Executive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document	Submitted electronically with this report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)
_______________________________________________________________________________
 *This exhibit is a management contract or compensatory plan contract or arrangement.
**Filed herewith

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2024.

RLJ LODGING TRUST
By:	/s/ LESLIE D. HALE
Leslie D. Hale President and Chief Executive Officer and Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. JOHNSON	Executive Chairman and Trustee	February 27, 2024
Robert L. Johnson
/s/ LESLIE D. HALE	President and Chief Executive Officer and Trustee (Principal Executive Officer)	February 27, 2024
Leslie D. Hale
/s/ SEAN M. MAHONEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2024
Sean M. Mahoney
/s/ CHRISTOPHER A. GORMSEN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2024
Christopher A. Gormsen
/s/ EVAN BAYH	Trustee	February 27, 2024
Evan Bayh
/s/ ARTHUR R. COLLINS	Trustee	February 27, 2024
Arthur R. Collins
/s/ NATHANIEL A. DAVIS	Trustee	February 27, 2024
Nathaniel A. Davis
/s/ PATRICIA L. GIBSON	Trustee	February 27, 2024
Patricia L. Gibson
/s/ ROBERT M. LA FORGIA	Trustee	February 27, 2024
Robert M. La Forgia
/s/ ROBERT J. MCCARTHY	Trustee	February 27, 2024
Robert J. McCarthy
/s/ ROBIN M. ZEIGLER	Trustee	February 27, 2024
Robin M. Zeigler

Item 8.         Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of RLJ Lodging Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RLJ Lodging Trust and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Investment in Hotel Properties

As described in Note 3 to the consolidated financial statements, as of December 31, 2023, investment in hotel properties totaled $4.1 billion and there were no impairment losses recorded during the year ended December 31, 2023. As described in Note 2 to the consolidated financial statements, management assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the projected undiscounted future cash flows expected to be generated from the operation and the eventual disposition of the hotel properties over the estimated hold period, which takes into account current market conditions and management’s intent with respect to holding or disposing of the hotel properties. If management’s analysis indicates that the carrying value is not recoverable on a projected undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value.

The principal considerations for our determination that performing procedures relating to the impairment assessment of investment in hotel properties is a critical audit matter are (i) the significant judgment by management to identify events or changes in circumstances indicating that the carrying amounts may not be recoverable and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures related to management’s identification of events or changes in circumstances indicating that the carrying amounts may not be recoverable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessment of investment in hotel properties, including controls over management’s identification of events or changes in circumstances indicating that the carrying amounts may not be recoverable. These procedures also included, among others, (i) testing management’s process for identifying investment in hotel properties to be evaluated for impairment, (ii) evaluating events or changes in circumstances that indicate that the carrying amounts may not be recoverable, including, among others, performance of the hotel properties and indicators of changes in hold period for hotel properties, (iii) testing the completeness and accuracy of underlying data used in the evaluation, and (iv) considering whether the information used in the evaluation was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Washington, D.C.
February 27, 2024

We have served as the Company’s auditor since 2001.

RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Investment in hotel properties, net	$4,136,216	$4,180,328
Investment in unconsolidated joint ventures	7,398	6,979
Cash and cash equivalents	516,675	481,316
Restricted cash reserves	38,652	55,070
Hotel and other receivables, net of allowance of $265 and $319, respectively	26,163	38,528
Lease right-of-use assets	136,140	136,915
Prepaid expense and other assets	58,051	79,089
Total assets	$4,919,295	$4,978,225
Liabilities and Equity
Debt, net	$2,220,778	$2,217,555
Accounts payable and other liabilities	147,819	155,916
Advance deposits and deferred revenue	32,281	23,769
Lease liabilities	122,588	117,010
Accrued interest	22,539	20,707
Distributions payable	22,500	14,622
Total liabilities	2,568,505	2,549,579

Commitments and Contingencies (Note 10)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at December 31, 2023 and 2022	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 155,297,829 and 162,003,533 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,553	1,620
Additional paid-in capital	3,000,894	3,054,958
Accumulated other comprehensive income	22,662	40,591
Distributions in excess of net earnings	(1,055,183)	(1,049,441)
Total shareholders’ equity	2,336,862	2,414,664
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	7,634	7,669
Noncontrolling interest in the Operating Partnership	6,294	6,313
Total noncontrolling interest	13,928	13,982
Total equity	2,350,790	2,428,646
Total liabilities and equity	$4,919,295	$4,978,225

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2023	2022	2021
Revenues
Operating revenues
Room revenue	$1,095,028	$1,002,454	$667,853
Food and beverage revenue	141,625	117,027	58,994
Other revenue	88,924	74,181	58,817
Total revenues	1,325,577	1,193,662	785,664
Expenses
Operating expenses
Room expense	277,058	253,441	177,365
Food and beverage expense	109,707	87,402	41,790
Management and franchise fee expense	107,417	95,565	53,276
Other operating expenses	340,485	308,000	239,092
Total property operating expenses	834,667	744,408	511,523
Depreciation and amortization	179,103	184,875	187,778
Impairment losses	—	—	144,845
Property tax, insurance and other	100,229	86,996	88,852
General and administrative	58,998	56,330	47,526
Transaction costs	223	(345)	94
Total operating expenses	1,173,220	1,072,264	980,618
Other income (expense), net	4,364	9,496	(7,614)
Interest income	19,743	4,559	996
Interest expense	(98,807)	(93,155)	(106,366)
(Loss) gain on sale of hotel properties, net	(34)	1,017	(2,378)
(Loss) gain on extinguishment of indebtedness, net	(169)	(39)	893
Income (loss) before equity in income (loss) from unconsolidated joint ventures	77,454	43,276	(309,423)
Equity in income (loss) from unconsolidated joint ventures	419	457	(477)
Income (loss) before income tax expense	77,873	43,733	(309,900)
Income tax expense	(1,256)	(1,518)	(1,188)
Net income (loss)	76,617	42,215	(311,088)
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	35	(210)	4,384
Noncontrolling interest in the Operating Partnership	(247)	(80)	1,536
Net income (loss) attributable to RLJ	76,405	41,925	(305,168)
Preferred dividends	(25,115)	(25,115)	(25,115)
Net income (loss) attributable to common shareholders	$51,290	$16,810	$(330,283)

Basic per common share data:
Net income (loss) per share attributable to common shareholders	$0.32	$0.10	$(2.01)
Weighted-average number of common shares	155,928,663	161,947,807	163,998,390

Diluted per common share data:
Net income (loss) per share attributable to common shareholders	$0.32	$0.10	$(2.01)
Weighted-average number of common shares	156,556,414	162,292,865	163,998,390

Comprehensive income (loss):
Net income (loss)	$76,617	$42,215	$(311,088)
Unrealized (loss) gain on interest rate derivatives	(17,929)	63,570	41,279
Reclassification of unrealized (gains) losses on discontinued cash flow hedges to other income (expense), net	—	(5,866)	10,658
Comprehensive income (loss)	58,688	99,919	(259,151)
Comprehensive loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	35	(210)	4,384
Noncontrolling interest in the Operating Partnership	(247)	(80)	1,536
Comprehensive income (loss) attributable to RLJ	$58,476	$99,629	$(253,231)

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

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2022	12,879,475	$366,936	162,003,533	$1,620	$3,054,958	$(1,049,441)	$40,591	$6,313	$7,669	$2,428,646
Net income (loss)	—	—	—	—	—	76,405	—	247	(35)	76,617
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(17,929)	—	—	(17,929)
Issuance of restricted stock	—	—	1,190,961	12	(12)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	26,243	—	—	—	—	26,243
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(407,205)	(4)	(4,394)	—	—	—	—	(4,398)
Shares acquired as part of a share repurchase program	—	—	(7,463,632)	(75)	(75,901)	—	—	—	—	(75,976)
Forfeiture of restricted stock	—	—	(25,828)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(25,115)	—	—	—	(25,115)
Distributions on common shares and units	—	—	—	—	—	(57,032)	—	(266)	—	(57,298)
Balance at December 31, 2023	12,879,475	$366,936	155,297,829	$1,553	$3,000,894	$(1,055,183)	$22,662	$6,294	$7,634	$2,350,790

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$76,617	$42,215	$(311,088)
Adjustments to reconcile net income (loss) to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties, net	34	(1,017)	2,378
Loss (gain) on extinguishment of indebtedness, net	169	39	(893)
Depreciation and amortization	179,103	184,875	187,778
Amortization of deferred financing costs	6,100	5,967	5,884
Other amortization	4,960	3,265	(2,090)
Reclassification of unrealized (gains) losses on discontinued cash flow hedges to other income (expense), net	—	(5,866)	10,658
Equity in (income) loss from unconsolidated joint ventures	(419)	(457)	477
Impairment losses	—	—	144,845
Amortization of share-based compensation	24,285	21,664	17,054
Changes in assets and liabilities:
Hotel and other receivables, net	12,365	(7,563)	(17,969)
Prepaid expense and other assets	12,648	(4,665)	(1,090)
Accounts payable and other liabilities	(11,064)	13,146	7,203
Advance deposits and deferred revenue	8,512	3,319	(13,090)
Accrued interest	1,832	1,597	12,904
Net cash flow provided by operating activities	315,142	256,519	42,961
Cash flows from investing activities
Acquisition of hotel properties, net	—	(59,308)	(174,675)
Proceeds from sales of hotel properties, net	—	48,075	198,642
Purchase deposit	(2,400)	—	—
Improvements and additions to hotel properties and other assets	(132,349)	(124,282)	(48,263)
Contributions to unconsolidated joint ventures	—	—	(331)
Net cash flow used in investing activities	(134,749)	(135,515)	(24,627)
Cash flows from financing activities
Repayments of Revolver	—	(200,000)	(200,000)
Borrowings on Term Loans	320,000	5,000	—
Repayments of Term Loans	(318,662)	—	(356,338)
Proceeds from issuance of senior notes	—	—	1,000,000
Redemption of $475.0 million senior notes due 2025 (including a $9.5 million redemption premium)	—	—	(484,402)
Scheduled mortgage loan principal payments	—	—	(1,486)
Repayments of mortgage loans (including $7.0 million in prepayment premiums)	—	—	(149,183)
Repurchase of common shares under share repurchase programs	(75,976)	(57,639)	—
Repurchase of common shares to satisfy employee tax withholding requirements	(4,398)	(3,598)	(2,543)
Distributions on preferred shares	(25,115)	(25,115)	(25,115)
Distributions on common shares	(49,194)	(13,288)	(6,701)
Distributions on and redemption of Operating Partnership units	(225)	(54)	(18)
Payments of deferred financing costs	(7,882)	(1,333)	(14,770)
Contributions from consolidated joint venture partners	—	154	1,301
Distributions to consolidated joint venture partners	—	(2,614)	—
Net cash flow used in financing activities	(161,452)	(298,487)	(239,255)
Net change in cash, cash equivalents, and restricted cash reserves	18,941	(177,483)	(220,921)
Cash, cash equivalents, and restricted cash reserves, beginning of year	536,386	713,869	934,790
Cash, cash equivalents, and restricted cash reserves, end of year	$555,327	$536,386	$713,869
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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2023, there were 156,069,660 units of limited partnership interest in the Operating Partnership (“OP units”) outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of December 31, 2023, the Company owned 97 hotel properties with approximately 21,400 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 95 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 96 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 96 of the 97 hotel properties to its taxable REIT subsidiaries ("TRSs"), of which the Company owns a controlling financial interest.

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

Restricted Cash Reserves

Restricted cash reserves consist of all cash that is required to be maintained in a reserve escrow account by a management agreement, franchise agreement, and/or a mortgage loan agreement for future capital expenditures (including the periodic replacement or refurbishment of FF&E) and the funding of real estate taxes and insurance.

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

For the years ended December 31, 2023, 2022 and 2021, approximately $6.1 million, $6.0 million and $5.9 million, respectively, of amortization expense was recorded as a component of interest expense in the consolidated statements of operations and comprehensive income (loss).

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

As of December 31, 2023 and 2022, the Company consolidated the Operating Partnership, which has a 0.5% third-party ownership interest. The third-party ownership interest is included in the noncontrolling interest in the Operating Partnership in the equity section of the consolidated balance sheets. The portion of the income and losses associated with the third-party ownership interest are included in the noncontrolling interest in the Operating Partnership in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2023 and 2022, the Company consolidated the joint venture that owns The Knickerbocker hotel property; this joint venture has a 5% third-party ownership interest in the joint venture. The Company also consolidated the joint venture that owned the DoubleTree Metropolitan Hotel New York City hotel property; this joint venture had a 1.7% third-party ownership interest in the joint venture. This hotel property was sold in December 2021. In addition, the Company consolidated the operating lessee of the Embassy Suites Secaucus - Meadowlands hotel property through its 51% controlling financial interest in the operating lessee of the joint venture; this joint venture had a 49% third-party ownership interest in the joint venture. On October 31, 2021, the ground lease associated with this hotel property was terminated and the hotel property reverted to the ground lessor. The third-party ownership interests are included in the noncontrolling interest in consolidated joint ventures in the equity section of the consolidated balance sheets. The income and losses associated with the third-party ownership interest are included in the noncontrolling interest in consolidated joint ventures in the consolidated statements of operations and comprehensive income (loss).

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

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period excluding the weighted-average number of unvested restricted shares and unvested performance units outstanding during the period.  Diluted earnings per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period.  The potential shares consist of unvested restricted share grants and unvested performance units, calculated using the treasury stock method, and convertible Series A Preferred Shares, calculated using the if-converted method. Any anti-dilutive shares have been excluded from the diluted earnings per common share calculation.

Share-based Compensation

The Company may issue share-based awards as compensation to officers, employees, non-employee trustees and other eligible persons under the RLJ Lodging Trust 2021 Equity Incentive Plan (the "2021 Plan"). The vesting of the awards issued to the officers and employees is based on either the continued employment (time-based) or the absolute and relative total shareholder returns of the Company and continued employment (performance-based), as determined by the board of trustees at the date of grant. For time-based awards, the Company recognizes compensation expense for the unvested restricted shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.  For performance-based awards, the Company recognizes compensation expense over the requisite service period for each award, based on the fair market value of the shares on the date of grant, as determined using a Monte Carlo simulation, adjusted for forfeitures.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items, as well as interim disclosures of a reportable segment’s profit or loss and assets. The ASU also applies to entities with a single reportable segment. The guidance is effective for the Company beginning October 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company beginning January 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s consolidated financial statements and related disclosures.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Land and improvements	$998,417	$992,609
Buildings and improvements	4,117,210	4,040,505
Furniture, fixtures and equipment	798,410	745,978
	5,914,037	5,779,092
Accumulated depreciation	(1,777,821)	(1,598,764)
Investment in hotel properties, net	$4,136,216	$4,180,328

For the years ended December 31, 2023, 2022 and 2021, the Company recognized depreciation expense related to its investment in hotel properties of approximately $179.1 million, $184.4 million and $187.2 million, respectively.

Impairments

During 2021, the Company evaluated the recoverability of the carrying amount of the DoubleTree Metropolitan Hotel New York City and recorded an impairment loss of $138.9 million to adjust the hotel's carrying amount to its estimated fair value. The fair value was determined based on the contractual sales price (a Level 2 measurement in the fair value hierarchy) for the sale which closed in 2021.

During 2021, the Company evaluated the recoverability of the carrying amounts of two hotel properties and recorded an impairment loss of $5.9 million to adjust the hotels’ carrying amounts to their estimated fair values. The fair values were determined based on the contractual sales price (a Level 2 measurement in the fair value hierarchy) for the sales which closed in 2021.

There were no impairment losses recorded during either of the years ended December 31, 2023 or 2022.

4.              Acquisition of Hotel Properties

During the year ended December 31, 2022, the Company acquired a 100% interest in the following property:

Property (1)	Location	Acquisition Date	Management Company (1)	Rooms	Purchase Price (in thousands)
21c Hotel Nashville	Nashville, TN	July 29, 2022	Accor Hotels	124	$59,000

(1)    During the year ended December 31, 2023, the Company converted this hotel to The Bankers Alley Hotel, a Tapestry Collection by Hilton, and transitioned management to an affiliate of Hilton.

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

5. Sale of Hotel Properties

In connection with the sale of hotel properties for the years ended December 31, 2022 and 2021, the Company recorded a net gain of $1.0 million and a net loss of $2.4 million, respectively.

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
			1,341

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the year ended December 31, 2023
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$140,866	$14,013	$8,014	$162,893
Southern California	128,273	16,216	14,009	158,498
South Florida	113,579	19,641	10,046	143,266
New York City	67,886	9,235	3,562	80,683
Chicago	57,863	9,629	3,189	70,681
Washington, DC	57,731	1,409	2,402	61,542
Louisville	37,329	16,190	3,643	57,162
Boston	49,010	4,202	1,482	54,694
Houston	43,134	3,148	4,496	50,778
Charleston	36,851	8,581	4,077	49,509
Other	362,506	39,361	34,004	435,871
Total	$1,095,028	$141,625	$88,924	$1,325,577

	For the year ended December 31, 2022
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$128,652	$10,968	$6,684	$146,304
South Florida	113,194	18,392	8,510	140,096
Southern California	113,726	10,214	10,260	134,200
New York City	60,634	8,737	2,899	72,270
Chicago	55,611	8,965	2,972	67,548
Washington, DC	48,875	1,259	2,488	52,622
Louisville	31,074	13,279	3,449	47,802
Boston	41,785	3,458	1,433	46,676
Austin	38,325	3,269	3,190	44,784
Houston	37,775	2,942	4,034	44,751
Other	332,803	35,544	28,262	396,609
Total	$1,002,454	$117,027	$74,181	$1,193,662

	For the year ended December 31, 2021
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$95,612	$12,430	$7,987	$116,029
Southern California	88,653	5,959	9,271	103,883
Northern California	66,068	3,219	4,455	73,742
Chicago	43,277	5,931	2,282	51,490
New York City	30,547	3,505	1,544	35,596
Charleston	27,220	3,657	1,993	32,870
Houston	28,078	1,196	3,475	32,749
Washington, DC	26,706	415	1,858	28,979
Austin	24,059	1,417	2,970	28,446
Pittsburgh	23,605	3,670	1,138	28,413
Other	214,028	17,595	21,844	253,467
Total	$667,853	$58,994	$58,817	$785,664

7. Debt

The Company's debt consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Senior Notes, net	$991,672	$989,307
Revolver	—	—
Term Loans, net	821,443	820,536
Mortgage loans, net	407,663	407,712
Debt, net	$2,220,778	$2,217,555

Senior Notes

The Company's senior notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at December 31, 2023	Maturity Date	December 31, 2023	December 31, 2022
2029 Senior Notes (1)(2)	4.00%	September 2029	$500,000	$500,000
2026 Senior Notes (1)(3)	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(8,328)	(10,693)
Total senior notes, net			$991,672	$989,307

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
(3)The Company has the option to redeem its 3.75% senior notes due 2026 (the "2026 Senior Notes") at a redemption price of (i) 101.875% of the principal amount should such redemption occur before July 1, 2024, (ii) 100.938% of the principal amount should such redemption occur before July 1, 2025 and (iii) 100.0% of the principal amount thereafter, in each case plus accrued and unpaid interest, if any.

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

As of December 31, 2023 and 2022, the Company was in compliance with all covenants associated with the Senior Notes.

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

The $400 Million Term Loan Maturing 2025, the $200 Million Term Loan Maturing 2026, and the $225 Million Term
Loan Maturing 2026 are collectively referred to as the "Term Loans."  The credit agreements contain certain financial covenants relating to the Company’s maximum leverage ratio, minimum fixed charge coverage ratio, maximum secured indebtedness ratio, maximum unencumbered leverage ratio and minimum unencumbered debt service coverage ratio.  If an event of default exists, the Company is not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.

The borrowings under the Revolver and Term Loans bear interest at variable rates equal to (i) the Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of ten basis points ("Adjusted SOFR") and a margin ranging from 1.35% to 2.20% or (ii) a base rate plus a margin ranging from 0.35% to 1.20%. In all cases, the actual margin used is determined based on the Company’s leverage ratio, as calculated under the terms of each facility. The Company incurs an unused facility fee on the Revolver of between 0.20% and 0.25%, based on the amount by which the maximum borrowing amount exceeds the total principal balance of the outstanding borrowings.

In May 2023, the Company amended its Revolver. The amendment extends the maturity date of the Revolver to May 10, 2027, which may be extended by the exercise of either a one-year extension option or up to two six-month extension options, subject to the satisfaction of certain conditions. The borrowings under the Revolver bear interest at a variable rate equal to (i) Adjusted SOFR plus a margin ranging from 1.40% to 1.95% or (ii) a base rate plus a margin ranging from 0.40% to 0.95%.

In May 2023, the Company entered into the $225 Million Term Loan Maturing 2026, the proceeds of which were used to fully repay the outstanding principal balance of a $151.7 million term loan with a scheduled maturity date of January 25, 2024 (the "$400 Million Term Loan Maturing 2024") and a $73.0 million term loan with a scheduled maturity date of January 25, 2024 (the "$225 Million Term Loan Maturing 2024"). The $225 Million Term Loan Maturing 2026 matures on May 10, 2026, with two one-year extension options to May 2027 and May 2028, respectively. Borrowings under the $225 Million Term Loan Maturing 2026 bear interest at a variable rate equal to (i) Adjusted SOFR plus a margin ranging from 1.45% to 2.20% or (ii) a base rate plus a margin ranging from 0.45% to 1.20%.

In May 2023, the Company also amended the $400 Million Term Loan Maturing 2025 to replace LIBOR with Adjusted SOFR as the benchmark rate used to determine the applicable interest rate. In addition, during the May 2023 amendments, all of the Company's unsecured credit agreements were amended to, among other things, (i) modify the calculation of certain financial covenants, including increasing the leverage ratio limit to 7.25x, (ii) modify the calculation of the unencumbered leverage ratio, (iii) remove the requirement to provide equity pledges if a certain leverage ratio is exceeded and (iv) reduce the interest floor to zero. The Company paid approximately $7.5 million in lender fees and legal costs related to the refinancing.

 The Company's unsecured credit agreements consisted of the following (in thousands):

			Carrying Value at
	Interest Rate at December 31, 2023 (1)	Maturity Date	December 31, 2023	December 31, 2022
Revolver (2)	—%	May 2027	$—	$—
$400 Million Term Loan Maturing 2023 (3)	—%	—	—	52,261
$400 Million Term Loan Maturing 2024 (4)	—%	—	—	151,683
$225 Million Term Loan Maturing 2023 (3)	—%	—	—	41,745
$225 Million Term Loan Maturing 2024 (4)	—%	—	—	72,973
$400 Million Term Loan Maturing 2025	3.44%	May 2025	400,000	400,000
$200 Million Term Loan Maturing 2026 (5)	4.88%	January 2026 (6)	200,000	105,000
$225 Million Term Loan Maturing 2026	3.03%	May 2026 (6)	225,000	—
			825,000	823,662
Deferred financing costs, net (7)			(3,557)	(3,126)
Total Revolver and Term Loans, net			$821,443	$820,536

(1)Interest rate at December 31, 2023 gives effect to interest rate hedges.
(2)There was $600.0 million of capacity on the Revolver at both December 31, 2023 and 2022. The Company has the ability to further increase the total capacity on the Revolver to $750.0 million, subject to certain lender requirements. The Company also has the ability to extend the maturity date for an additional one-year period or up to two six-month periods ending May 2028 if certain conditions are satisfied.
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
(7)Excludes $5.6 million and $1.7 million as of December 31, 2023 and 2022, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.
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

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

						Carrying Value at
	Number of Assets Encumbered	Interest Rate at December 31, 2023		Maturity Date		December 31, 2023	December 31, 2022
Mortgage loan (1)	7	5.94%	(3)	April 2024		$200,000	$200,000
Mortgage loan (1)	3	5.10%	(3)	April 2024	(4)	96,000	96,000
Mortgage loan (1)	4	5.67%	(3)	April 2024	(4)	85,000	85,000
Mortgage loan (2)	1	5.06%		January 2029		26,833	27,193
	15					407,833	408,193
Deferred financing costs, net						(170)	(481)
Total mortgage loans, net						$407,663	$407,712
(1)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(2)Includes $1.8 million and $2.2 million at December 31, 2023 and 2022, respectively, related to a fair value adjustment on this mortgage loan from purchase price allocation at hotel property acquisition. This mortgage loan requires payments of interest only through maturity.
(3)Interest rate at December 31, 2023 gives effect to interest rate hedges.
(4)This mortgage loan provides two one-year extension options, subject to certain conditions. In December 2023, the Company sent a one-year extension notice on this mortgage loan. The extension notice is subject to leverage and debt service coverage ratio ("DSCR") tests and is currently under review by the lender.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or DSCR. Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. At December 31, 2023, all mortgage loans exceeded the minimum debt yield or DSCR thresholds.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the year ended December 31,
	2023	2022	2021
Senior Notes	$38,764	$38,820	$34,079
Revolver and Term Loans	31,000	34,126	54,733
Mortgage loans	21,014	13,563	13,306
Amortization of deferred financing costs	6,100	5,967	5,884
Non-cash interest expense related to interest rate hedges	1,929	679	(1,636)
Total interest expense	$98,807	$93,155	$106,366

Future Minimum Principal Payments

As of December 31, 2023, excluding extension options, the future minimum principal payments were as follows (in thousands):

2024	$381,000
2025	400,000
2026	925,000
2027	—
2028	—
Thereafter	525,000
Total (1)	$2,231,000

(1)Excludes a $1.8 million fair value adjustment on debt.

8. Derivatives and Hedging

The Company's interest rate swaps consisted of the following (in thousands):

				Notional value at		Fair value at
Hedge type	Swap rate	Effective Date	Maturity Date	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Swap-cash flow-LIBOR	2.29%	March 2019	December 2022	—	200,000	—	—
Swap-cash flow-LIBOR	2.29%	March 2019	December 2022	—	125,000	—	—
Swap-cash flow-Term SOFR	2.64%	November 2020	November 2023	—	100,000	—	1,935
Swap-cash flow-Daily SOFR (1)	2.44%	January 2021	December 2023	75,000	75,000	—	1,852
Swap-cash flow-Daily SOFR (1)	2.31%	January 2021	December 2023	75,000	75,000	—	1,948
Swap-cash flow-Daily SOFR (1)	1.08%	April 2021	April 2024	50,000	50,000	827	2,464
Swap-cash flow-Daily SOFR (1)	1.13%	April 2021	April 2024	50,000	50,000	819	2,436
Swap-cash flow-Daily SOFR (1)	1.08%	April 2021	April 2024	50,000	50,000	829	2,470
Swap-cash flow-Daily SOFR (1)	0.97%	April 2021	April 2024	50,000	50,000	849	2,504
Swap-cash flow-Daily SOFR (1)	0.85%	April 2021	April 2024	25,000	25,000	436	1,293
Swap-cash flow-Daily SOFR (1)	0.88%	April 2021	April 2024	25,000	25,000	434	1,304
Swap-cash flow-Daily SOFR (1)(2)	0.86%	April 2021	April 2024	25,000	25,000	436	1,310
Swap-cash flow-Daily SOFR (1)(2)	0.83%	April 2021	April 2024	25,000	25,000	439	1,321
Swap-cash flow-Term SOFR	4.37%	April 2023	April 2024	200,000	—	673	—
Swap-cash flow-Daily SOFR (1)(2)	0.77%	June 2020	December 2024	50,000	50,000	2,011	3,538
Swap-cash flow-Daily SOFR (1)(2)	0.63%	June 2020	December 2024	50,000	50,000	2,081	3,636
Swap-cash flow-Daily SOFR (1)	1.16%	September 2021	September 2025	150,000	150,000	7,969	11,636
Swap-cash flow-Daily SOFR (1)(2)	0.56%	July 2021	January 2026	50,000	50,000	3,556	5,041
Swap-cash flow-Daily SOFR	2.95%	April 2024	April 2027	125,000	—	1,769	—
Swap-cash flow-Daily SOFR	2.85%	April 2024	April 2027	65,000	—	1,103	—
Swap-cash flow-Daily SOFR	2.75%	April 2024	April 2027	60,000	—	1,188	—
Swap-cash flow-Daily SOFR	3.70%	July 2024	July 2027	25,000	—	(254)	—
Swap-cash flow-Daily SOFR	3.45%	July 2024	July 2027	25,000	—	(77)	—
Swap-cash flow-Daily SOFR	3.71%	July 2024	July 2027	25,000	—	(259)	—
				$1,275,000	$1,175,000	$24,829	$44,688

(1)    The Company modified the benchmark rate on this interest rate swap from LIBOR to Daily SOFR during the year ended December 31, 2023.
(2)     In February 2022, the Company dedesignated these swaps as the hedged forecasted transactions were no longer probable of occurring. Therefore, the Company reclassified a total of approximately $5.9 million of unrealized gains included in accumulated other comprehensive income to other income (expense), net, in the consolidated statements of operations and comprehensive income (loss). These swaps were subsequently redesignated and the amounts related to the initial fair value of $5.9 million that are recorded in other comprehensive income (loss) during the new hedging relationship will be reclassified to earnings on a straight line basis over the remaining life of these swaps.

As of December 31, 2023 and 2022, the aggregate fair value of the interest rate swap assets of $25.4 million and $44.7 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2023, the aggregate fair value of the interest rate swap liabilities of $0.6 million was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2023 and 2022, there was approximately $22.7 million and $40.6 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate swaps. There was no ineffectiveness recorded during the years ended December 31, 2023 and 2022. For the year ended December 31, 2023, approximately $29.8 million of gains included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. For the year ended December 31, 2022, approximately $1.1 million of losses included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. Approximately $16.6 million of the unrealized gains included in accumulated other comprehensive income at December 31, 2023 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$991,672	$928,750	$989,307	$853,895
Revolver and Term Loans, net	821,443	817,960	820,536	812,604
Mortgage loans, net	407,663	394,458	407,712	388,839
Debt, net	$2,220,778	$2,141,168	$2,217,555	$2,055,338

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$25,419	$—	$25,419
Interest rate swap liability	$—	$(590)	$—	$(590)
Total	$—	$24,829	$—	$24,829

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$44,688	$—	$44,688
Total	$—	$44,688	$—	$44,688

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

10. Commitments and Contingencies

Operating Leases

As of December 31, 2023, 13 of Company's hotel properties were subject to ground lease agreements that cover the land underlying the respective hotels. The ground leases are classified as operating leases. The total ground lease expense was $16.7 million for the year ended December 31, 2023, which consisted of $11.9 million of fixed lease expense and $4.8 million of variable lease expense. The total ground lease expense was $15.9 million for the year ended December 31, 2022, which consisted of $11.9 million of fixed lease expense and $4.0 million of variable lease expense. The total ground lease expense was $13.1 million for the year ended December 31, 2021, which consisted of $11.6 million of fixed lease expense and $1.5 million of variable lease expense. The total ground lease expense is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive income (loss).

The Company's ground leases consisted of the following (in thousands):

		Ground Lease Expense
		For the year ended December 31,
Hotel Property Name	Term Expiration (1)	2023	2022	2021
Wyndham Boston Beacon Hill (2)	2028	$929	$803	$556
Wyndham San Diego Bayside	2029	5,315	5,009	4,042
DoubleTree Suites by Hilton Orlando Lake Buena Vista	2057	815	1,005	666
Residence Inn Palo Alto Los Altos (3)	2033	86	86	86
Wyndham Pittsburgh University Center	2083	726	726	726
Marriott Louisville Downtown	2153 (4)	—	—	—
Embassy Suites San Francisco Airport Waterfront	2059	1,850	1,646	1,239
Wyndham New Orleans French Quarter	2065	487	487	487
Courtyard Charleston Historic District	2096	1,052	1,044	1,019
Courtyard Austin Downtown Convention Center and Residence Inn Downtown Convention Center	2100	1,025	922	555
Courtyard Waikiki Beach	2112	4,121	3,922	3,742
Moxy Denver Cherry Creek	2115	272	258	5
		$16,678	$15,908	$13,123

(1)    Assumes the exercise of any remaining extension options.
(2)    In January 2024, the Company acquired a fee simple interest in this hotel property for approximately $125.0 million.
(3)    The ground lease underlying a portion of this hotel property is part of a municipal utility district’s water pipeline right-of-way.
(4)    The lease may be extended for up to four twenty-five year terms at the Company's option.

The future lease payments for the Company's operating leases are as follows (in thousands):

December 31, 2023
2024	$10,427
2025	10,443
2026	11,091
2027	11,598
2028	11,094
Thereafter	538,093
Total future lease payments	592,746
Imputed interest	(470,158)
Lease liabilities	$122,588

The following table presents certain information related to the Company's operating leases as of December 31, 2023:

Weighted average remaining lease term	62 years
Weighted average discount rate	7.29%

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures, real estate taxes, insurance, and debt obligations where lenders hold restricted cash due to cash trap events. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues for future capital expenditures (including the periodic replacement or refurbishment of FF&E). Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of December 31, 2023 and 2022, approximately $38.7 million and $28.2 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes, and insurance. As of December 31, 2022, there was also approximately $26.9 million of restricted cash held by a lender due to a cash trap event, and during the first quarter of 2023, all of the restrictions on this cash were removed.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of December 31, 2023, 96 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from three to 25 years, with 15 different management companies as noted in the table below. This number includes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott.

Management Company	Number of Hotel Properties
Aimbridge Hospitality	31
Colwen Management, Inc.	1
Concord Hospitality Enterprises Company	1
Crestline Hotels and Resorts	1
Davidson Hotels and Resorts	2
Hilton Management and affiliates	21
HEI Hotels and Resorts	2
Hersha Hospitality Management	7
Highgate Hotels	3
Hyatt Corporation and affiliates	11
InnVentures (1)	3
Marriott International, Inc.	3
Pyramid	1
Sage Hospitality	5
White Lodging Services	4
96

(1)    InnVentures is a subsidiary of Highgate Hotels.

Each management company receives a base management fee between 1.5% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 1.75% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2023, 2022 and 2021, the Company incurred management fee expense of approximately $41.7 million, $34.7 million and $10.1 million, respectively.

Franchise Agreements

As of December 31, 2023, 59 of the Company's consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, two hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2023, 2022 and 2021, the Company incurred franchise fee expense of approximately $65.7 million, $60.9 million and $43.2 million, respectively.

11. Equity
Common Shares of Beneficial Interest

Under the declaration of trust for the Company, there are 450,000,000 common shares authorized for issuance.

On April 28, 2023, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2023 to May 8, 2024 (the "2023 Share Repurchase
Program"). During the year ended December 31, 2023, the Company repurchased and retired 7,463,632 common shares for approximately $76.0 million, of which $39.9 million was repurchased under a share repurchase program authorized by the Company’s board of trustees in 2022, which expired May 8, 2023, and $36.1 million was repurchased under the 2023 Share Repurchase Program. Subsequent to December 31, 2023, the Company repurchased and retired 105,511 common shares for approximately $1.3 million. As of February 27, 2024, the 2023 Share Repurchase Program had a remaining capacity of $212.7 million.

During the year ended December 31, 2022, the Company repurchased and retired 4,907,094 common shares for approximately $57.6 million.

The Company did not repurchase any common shares under a share repurchase program during the year ended December 31, 2021.

During the years ended December 31, 2023, 2022, and 2021, the Company declared a cash dividend of $0.36, $0.12, and $0.04, respectively, on each common share.

Series A Preferred Shares

Under the declaration of trust for the Company, there are 50,000,000 preferred shares authorized for issuance. The Series A Preferred Shares are convertible, in whole or in part, at any time, at the option of the holders into common shares at a conversion rate of 0.2806 common shares for each Series A Preferred Share.

During each of the years ended December 31, 2023, 2022 and 2021, the Company declared a cash dividend of $1.95 per Series A Preferred Share.
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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. As of December 31, 2023, the Operating Partnership had 156,069,660 OP units outstanding, of which 99.5% of the outstanding OP units were owned by the Company and its subsidiaries, and the noncontrolling 0.5% ownership interest was owned by other limited partners.

As of December 31, 2023, the limited partners owned 771,831 OP units. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares is as follows:

	2023		2022		2021
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	2,267,870	$15.32	2,380,283	$15.43	1,252,228	$15.17
Granted	991,453	10.84	569,600	15.10	1,739,327	15.92
Vested	(928,192)	15.07	(647,426)	15.65	(513,342)	16.51
Forfeited	(25,828)	13.13	(34,587)	13.15	(97,930)	15.22
Unvested at December 31,	2,305,303	$13.52	2,267,870	$15.32	2,380,283	$15.43

For the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $15.4 million, $14.4 million and $11.9 million, respectively, of share-based compensation expense related to restricted share awards.

As of December 31, 2023, there was $13.4 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 1.4 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2023, 2022 and 2021 was approximately $9.9 million, $9.0 million and $7.8 million, respectively.

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
A summary of the performance unit awards is as follows:

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range	Risk Free Interest Rate	Volatility
February 2020 (1)	489,000	$11.59	0% to 200%	1.08%	23.46%
February 2021	431,151	$20.90	0% to 200%	0.23%	69.47%
February 2022	407,024	$21.96	0% to 200%	1.70%	70.15%
February 2023	574,846	$16.90	0% to 200%	4.33%	66.70%
(1) In February 2023, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 200,000 restricted shares. Half of the restricted shares vested immediately with the remaining half vesting in February 2024. As of December 31, 2023, there were approximately 100,000 unvested restricted shares related to the conversion of the performance units. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the year ended December 31, 2023 was approximately $1.1 million.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $8.9 million, $7.3 million and $5.2 million, respectively, of share-based compensation expense related to the performance unit awards.

As of December 31, 2023, there was $10.7 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 1.7 years.

As of December 31, 2023, there were 2,688,397 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

13. Earnings per Common Share

Basic earnings per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period excluding the weighted-average number of unvested restricted shares and unvested performance units outstanding during the period. Diluted earnings per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period. The potential shares consist of the unvested restricted share grants and unvested performance units, calculated using the treasury stock method, and convertible Series A Preferred Shares, calculated using the if-converted method. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

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

The limited partners’ outstanding OP Units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the years ended

December 31, 2023, 2022 and 2021, since the limited partners’ share of income or loss would also be added back to net income (loss) attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the year ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to RLJ	$76,405	$41,925	$(305,168)
Less: Preferred dividends	(25,115)	(25,115)	(25,115)
Less: Dividends paid on unvested restricted shares	(882)	(284)	(85)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	—
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$50,408	$16,526	$(330,368)

Denominator:
Weighted-average number of common shares - basic	155,928,663	161,947,807	163,998,390
Unvested restricted shares	538,023	345,058	—
Unvested performance units	89,728	—	—
Weighted-average number of common shares - diluted	156,556,414	162,292,865	163,998,390

Net income (loss) per share attributable to common shareholders - basic	$0.32	$0.10	$(2.01)

Net income (loss) per share attributable to common shareholders - diluted	$0.32	$0.10	$(2.01)

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

The components of the income tax provision are as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Current:
Federal	$(200)	$(162)	$—
State	(1,061)	(1,374)	(1,228)
Deferred:
Federal	4	15	30
State	1	3	10
Income tax expense	$(1,256)	$(1,518)	$(1,188)

The provision for income taxes is different from the amount of income tax expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Expected U.S. federal tax (expense) benefit at statutory rate	$(16,353)	$(9,184)	$65,079
Tax impact of REIT election	15,443	(1,659)	(60,856)
Expected tax (expense) benefit at TRS	(910)	(10,843)	4,223
Change in valuation allowance	(120)	11,945	(6,489)
State income tax expense, net of federal benefit	(1,006)	(2,861)	(650)
Other items	780	241	1,728
Income tax expense	$(1,256)	$(1,518)	$(1,188)

Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of the assets and liabilities. The deferred tax assets (liabilities) include the following (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax liabilities:
Partnership basis	$(2,315)	$(3,463)
Prepaid expenses	(813)	(675)
Deferred tax liabilities	$(3,128)	$(4,138)

Deferred tax assets:
Property and equipment	$6,940	$5,936
Incentive and vacation accrual	3,719	3,866
Deferred revenue - key money	1,767	1,387
Allowance for doubtful accounts	70	78
Other	892	2,034
Net operating loss carryforwards	64,275	65,246
Federal historic tax credit	824	824
Valuation allowance	(75,336)	(75,215)
Deferred tax assets	$3,151	$4,156

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on the consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income, and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company would record a valuation allowance to reduce its deferred tax assets to the amount that is most likely to be utilized in future periods to offset taxable income. Based upon the available objective evidence at December 31, 2023, the Company determined it was more likely than not that the deferred tax assets related to the net operating loss ("NOL") carryforwards of RLJ Lodging Trust Master TRS, Inc., the Company's primary TRS, would not be utilized in future periods. The Company considered all available evidence, both positive and negative, including cumulative losses in recent years and its current forecast of future income in its analysis. As of December 31, 2023 and 2022, the Company had a valuation allowance of approximately $75.3 million and $75.2 million, respectively, related to NOL carryforwards, historic tax credits, and other deferred tax assets of its TRSs.

The Company’s NOLs will begin to expire in 2024 for federal tax purposes and 2023 to 2040 for state tax purposes. The Company's historic tax credits begin to expire in 2035. The annual utilization of these NOLs and tax credits is limited pursuant to federal and state tax laws.

The Company is subject to examination by U.S. federal and various state and local jurisdictions.  The tax years subject to examination vary by jurisdiction.  With few exceptions, as of December 31, 2023, the Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for the tax years of 2019 and before.

The Company had no accruals for tax uncertainties as of December 31, 2023 and 2022.

15. Segment Information
The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single operating segment.

16. Supplemental Information to Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$516,675	$481,316	$665,341
Restricted cash reserves	38,652	55,070	48,528
Cash, cash equivalents, and restricted cash reserves	$555,327	$536,386	$713,869

Interest paid	$89,827	$87,180	$92,729

Income taxes paid	$2,538	$1,255	$477

Operating cash flow lease payments for operating leases	$16,899	$15,742	$12,371

Right-of-use asset obtained in exchange for lease obligation	$5,016	$—	$—

Right-of-use asset and liability adjustment due to remeasurement	$—	$(2,473)	$—

Supplemental investing and financing transactions
In connection with the acquisitions of hotel properties, the Company recorded the following:
Purchase of hotel properties	$—	$59,000	$198,250
Transaction costs	—	1,110	2,014
Operating prorations	—	(802)	(589)
Mortgage debt assumed (non-cash financing activity)	—	—	(25,000)
Acquisition of hotel properties, net	$—	$59,308	$174,675

In connection with the sales of hotel properties, the Company recorded the following:
Sales price	$—	$49,900	$208,507
Transaction costs	—	(834)	(8,118)
Operating prorations	—	(991)	(1,747)
Proceeds from sales of hotel properties, net	$—	$48,075	$198,642

Supplemental non-cash transactions
Change in fair market value of designated interest rate swaps	$(17,929)	$63,570	$41,279
Accrued capital expenditures	$22,144	$17,645	$10,049
Distributions payable	$22,500	$14,622	$8,347

17.       Subsequent Events

In January 2024, the Company acquired a fee simple interest in its Wyndham Boston Beacon Hill hotel property for approximately $125.0 million.

RLJ Lodging Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(amounts in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2023
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Marriott Denver South @ Park Meadows	$—	$5,385	$39,488	$4,414	$5,383	$43,904	$49,287	$19,493	2006	15 - 40 years
Marriott Louisville Downtown	—	—	89,541	25,286	92	114,735	114,827	47,296	2006	15 - 40 years
Marriott Chicago Midway	—	4,464	32,736	3,458	4,496	36,162	40,658	15,801	2006	15 - 40 years
Renaissance Boulder Flatiron Hotel	—	4,440	32,557	9,915	4,790	42,122	46,912	16,051	2006	15 - 40 years
Renaissance Fort Lauderdale West Hotel	—	4,842	35,517	9,049	4,886	44,522	49,408	17,729	2006	15 - 40 years
Courtyard Chicago Downtown Magnificent Mile	31,000	8,140	59,696	10,053	8,148	69,741	77,889	30,116	2006	15 - 40 years
Courtyard Indianapolis @ The Capitol	—	2,482	18,207	4,259	2,641	22,307	24,948	9,183	2006	15 - 40 years
Courtyard Midway Airport	—	2,172	15,927	2,897	2,211	18,785	20,996	8,980	2006	15 - 40 years
Courtyard Austin Downtown Convention Center	—	6,049	44,361	5,852	6,049	50,213	56,262	19,609	2007	15 - 40 years
Residence Inn Houston By The Galleria	—	2,665	19,549	3,344	2,686	22,872	25,558	10,406	2006	15 - 40 years
Residence Inn Indianapolis Downtown On The Canal	—	2,670	19,588	5,224	2,670	24,812	27,482	10,021	2006	15 - 40 years
Residence Inn Merrillville	—	595	4,372	1,431	622	5,776	6,398	2,566	2006	15 - 40 years
Residence Inn Louisville Downtown	—	1,815	13,308	3,367	1,822	16,668	18,490	6,442	2007	15 - 40 years
Residence Inn Austin Downtown Convention Center	—	3,767	27,626	4,706	3,804	32,295	36,099	12,285	2007	15 - 40 years
Fairfield Inn & Suites Denver Cherry Creek	—	1,203	8,823	2,020	1,207	10,839	12,046	4,758	2006	15 - 40 years
Fairfield Inn & Suites Key West	—	1,803	19,325	3,960	1,876	23,212	25,088	10,453	2006	15 - 40 years
Fairfield Inn & Suites Chicago Midway Airport	—	1,425	10,449	2,069	1,447	12,496	13,943	5,646	2006	15 - 40 years
Hampton Inn Chicago Midway Airport	—	2,747	20,143	3,104	2,793	23,201	25,994	10,432	2006	15 - 40 years
Hilton Garden Inn Chicago Midway Airport	—	2,978	21,842	1,744	3,006	23,558	26,564	10,461	2006	15 - 40 years
Sleep Inn Midway Airport	—	1,189	8,718	1,896	1,225	10,578	11,803	5,064	2006	15 - 40 years
Holiday Inn Express & Suites Midway Airport	—	1,874	13,742	3,219	1,925	16,910	18,835	7,289	2006	15 - 40 years
TGI Friday's Chicago Midway	—	829	6,139	1,081	860	7,189	8,049	3,071	2006	15 - 40 years
Hampton Inn Garden City	—	5,691	22,764	3,948	5,742	26,661	32,403	10,530	2007	15 - 40 years
Courtyard Houston By The Galleria	19,000	3,069	22,508	2,561	3,069	25,069	28,138	10,128	2007	15 - 40 years
Embassy Suites Los Angeles Downey	31,000	4,857	29,943	12,141	5,036	41,905	46,941	16,402	2008	15 - 40 years
Embassy Suites Tampa Downtown Convention Center	—	2,161	71,017	15,656	2,444	86,390	88,834	29,475	2010	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2023
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Fairfield Inn & Suites Washington DC Downtown	34,000	16,214	22,265	7,824	16,447	29,856	46,303	12,091	2010	15 - 40 years
Embassy Suites Fort Myers Estero	—	2,816	7,862	2,654	2,968	10,364	13,332	4,213	2010	15 - 40 years
Homewood Suites Washington DC Downtown	—	23,139	34,188	6,506	23,758	40,075	63,833	14,024	2010	15 - 40 years
Hotel Tonnelle New Orleans, a Tribute Portfolio Hotel	—	1,901	2,793	16,165	2,155	18,704	20,859	9,940	2010	15 - 40 years
Residence Inn National Harbor Washington DC	—	7,457	37,046	2,148	7,480	39,171	46,651	13,384	2010	15 - 40 years
Hilton Garden Inn New Orleans Convention Center	—	3,405	20,750	9,612	3,509	30,258	33,767	11,452	2010	15 - 40 years
Hilton Garden Inn Los Angeles Hollywood	—	5,303	19,136	10,933	5,699	29,673	35,372	12,059	2010	15 - 40 years
Renaissance Pittsburgh Hotel	34,000	3,274	39,934	11,484	3,397	51,295	54,692	17,675	2011	15 - 40 years
Courtyard Atlanta Buckhead	—	2,860	21,668	4,217	2,875	25,870	28,745	9,248	2011	15 - 40 years
Embassy Suites West Palm Beach Central	—	3,656	9,614	10,036	3,914	19,392	23,306	8,441	2011	15 - 40 years
Hilton Garden Inn Pittsburgh University Place	—	1,975	18,490	9,440	2,382	27,523	29,905	12,045	2011	15 - 40 years
Courtyard Charleston Historic District	—	2,714	35,828	4,747	3,564	39,725	43,289	12,787	2011	15 - 40 years
Residence Inn Bethesda Downtown	—	8,154	52,749	8,529	8,761	60,671	69,432	18,954	2012	15 - 40 years
Courtyard New York Manhattan Upper East Side	—	20,655	60,222	9,020	21,282	68,615	89,897	21,668	2012	15 - 40 years
Hilton Garden Inn San Francisco Oakland Bay Bridge	—	11,903	22,757	17,725	12,242	40,143	52,385	11,210	2012	15 - 40 years
Embassy Suites Boston Waltham	—	6,268	56,024	5,358	6,402	61,248	67,650	18,782	2012	15 - 40 years
Courtyard Houston Downtown Convention Center	—	5,799	28,953	6,009	6,099	34,662	40,761	10,232	2013	15 - 40 years
Residence Inn Houston Downtown Convention Center	—	4,674	24,913	5,074	4,875	29,786	34,661	8,820	2013	15 - 40 years
SpringHill Suites Houston Downtown Convention Center	—	2,382	12,756	12,410	2,570	24,978	27,548	10,285	2013	15 - 40 years
Courtyard Waikiki Beach	—	557	79,033	14,395	803	93,182	93,985	27,026	2013	15 - 40 years
Courtyard San Francisco	—	11,277	18,198	29,082	11,291	47,266	58,557	17,434	2013	15 - 40 years
Residence Inn Atlanta Midtown Historic	—	2,812	6,044	7,858	2,982	13,732	16,714	4,670	2013	15 - 40 years
SpringHill Suites Portland Hillsboro	—	3,488	18,283	1,829	3,543	20,057	23,600	5,571	2013	15 - 40 years
Hilton Cabana Miami Beach	—	25,083	40,707	11,836	25,386	52,240	77,626	12,323	2014	15 - 40 years
Hyatt House Charlotte Center City	18,000	3,029	26,193	2,314	3,054	28,482	31,536	7,235	2014	15 - 40 years
Hyatt House Cypress Anaheim	16,000	3,995	9,164	3,984	4,354	12,789	17,143	4,660	2014	15 - 40 years
Hyatt House Emeryville San Francisco Bay Area	36,000	7,425	29,137	8,020	7,517	37,065	44,582	10,889	2014	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2023
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Hyatt House San Diego Sorrento Mesa	—	10,420	21,288	4,254	10,756	25,206	35,962	6,436	2014	15 - 40 years
Hyatt House San Jose Silicon Valley	—	6,820	31,682	3,256	6,975	34,783	41,758	8,579	2014	15 - 40 years
Hyatt House San Ramon	—	5,712	11,852	2,980	5,761	14,783	20,544	4,624	2014	15 - 40 years
Hyatt House Santa Clara	34,000	8,044	27,703	3,305	8,052	31,000	39,052	8,418	2014	15 - 40 years
Hyatt Centric The Woodlands	—	5,950	16,882	2,828	5,977	19,683	25,660	4,812	2014	15 - 40 years
Hyatt Place Fremont Silicon Valley	—	6,209	13,730	1,823	6,297	15,465	21,762	4,437	2014	15 - 40 years
Hyatt Place Madison Downtown	13,000	6,701	25,478	1,596	6,709	27,066	33,775	6,651	2014	15 - 40 years
Embassy Suites Irvine Orange County	—	15,062	33,048	9,264	15,243	42,131	57,374	12,307	2014	15 - 40 years
Courtyard Portland City Center	—	8,019	53,024	1,670	8,021	54,692	62,713	13,524	2014	15 - 40 years
Hyatt Atlanta Midtown	—	3,737	41,731	1,757	3,740	43,485	47,225	10,510	2014	15 - 40 years
DoubleTree Grand Key Resort	—	48,192	27,770	9,468	48,396	37,034	85,430	10,629	2014	15 - 40 years
Hyatt Place Washington DC Downtown K Street	—	10,763	55,225	2,133	10,763	57,358	68,121	12,475	2015	15 - 40 years
Homewood Suites Seattle Lynnwood	19,000	3,933	30,949	416	4,013	31,285	35,298	6,908	2015	15 - 40 years
Residence Inn Palo Alto Los Altos	—	16,996	45,786	1,215	17,137	46,860	63,997	10,522	2015	15 - 40 years
DoubleTree Suites by Hilton Austin	—	7,072	50,827	5,086	7,402	55,583	62,985	8,568	2017	15 - 40 years
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	—	896	44,508	7,605	1,010	51,999	53,009	7,980	2017	15 - 40 years
Embassy Suites Atlanta - Buckhead	—	31,279	46,015	18,464	31,544	64,214	95,758	10,963	2017	15 - 40 years
Embassy Suites Birmingham	—	10,495	33,568	1,013	10,512	34,564	45,076	5,832	2017	15 - 40 years
Embassy Suites Dallas - Love Field	25,000	6,408	34,694	2,670	6,418	37,354	43,772	6,043	2017	15 - 40 years
Embassy Suites Deerfield Beach - Resort & Spa	—	7,527	56,128	16,351	7,958	72,048	80,006	10,795	2017	15 - 40 years
Embassy Suites Fort Lauderdale 17th Street	—	30,933	54,592	5,547	31,320	59,752	91,072	10,262	2017	15 - 40 years
Embassy Suites Los Angeles - International Airport South	50,000	13,110	94,733	13,394	14,130	107,107	121,237	16,058	2017	15 - 40 years
Embassy Suites Miami - International Airport	—	14,765	18,099	8,746	15,107	26,503	41,610	4,530	2017	15 - 40 years
Embassy Suites Milpitas Silicon Valley	—	43,157	26,399	13,553	43,370	39,739	83,109	8,248	2017	15 - 40 years
Embassy Suites Minneapolis - Airport	—	7,248	41,202	17,814	9,676	56,588	66,264	12,361	2017	15 - 40 years
Embassy Suites Orlando - International Drive South/Convention Center	—	4,743	37,687	1,857	5,031	39,256	44,287	6,667	2017	15 - 40 years
Embassy Suites Phoenix - Biltmore	21,000	24,680	24,487	9,441	24,784	33,824	58,608	5,377	2017	15 - 40 years
Embassy Suites San Francisco Airport - South San Francisco	—	39,616	55,163	16,427	39,728	71,478	111,206	12,977	2017	15 - 40 years
Embassy Suites San Francisco Airport - Waterfront	—	3,698	85,270	4,644	4,331	89,281	93,612	16,092	2017	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2023
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Zachari Dunes on Mandalay Beach, Curio Collection by Hilton	—	35,769	53,280	31,339	37,031	83,357	120,388	12,839	2017	15 - 40 years
DoubleTree by Hilton Houston Medical Center Hotel & Suites	—	7,776	43,475	7,060	7,995	50,316	58,311	7,308	2017	15 - 40 years
Mills House Charleston, Curio Collection by Hilton	—	9,599	68,932	12,221	10,744	80,008	90,752	12,168	2017	15 - 40 years
San Francisco Marriott Union Square	—	46,773	107,841	13,395	46,882	121,127	168,009	21,183	2017	15 - 40 years
The Knickerbocker New York	—	113,613	119,453	4,546	114,987	122,625	237,612	19,438	2017	15 - 40 years
The Pierside Santa Monica	—	27,054	45,866	15,838	27,354	61,404	88,758	8,469	2017	15 - 40 years
Wyndham Boston Beacon Hill	—	174	51,934	2,000	178	53,930	54,108	30,418	2017	6 years
Wyndham New Orleans - French Quarter	—	300	72,686	2,066	300	74,752	75,052	11,966	2017	15 - 40 years
Wyndham Philadelphia Historic District	—	8,367	51,914	1,263	8,609	52,935	61,544	8,543	2017	15 - 40 years
Wyndham Pittsburgh University Center	—	154	31,625	1,756	185	33,350	33,535	5,173	2017	15 - 40 years
Wyndham San Diego Bayside	—	989	29,440	7,234	1,370	36,293	37,663	17,274	2017	7 years
AC Hotel Boston Downtown	—	26,560	53,354	166	26,560	53,520	80,080	3,174	2021	15 - 40 years
Hampton Inn and Suites Atlanta Midtown	—	5,990	48,321	33	5,993	48,351	54,344	2,933	2021	15 - 40 years
Moxy Denver Cherry Creek	26,833	—	48,725	85	—	48,810	48,810	2,542	2021	15 - 40 years
The Bankers Alley Hotel, a Tapestry Collection by Hilton	—	19,807	36,223	366	19,829	36,567	56,396	1,366	2022	15 - 40 years
	$407,833	$976,637	$3,465,182	$673,808	$998,417	$4,117,210	$5,115,627	$1,105,184

(1) The aggregate cost of real estate for federal income tax purposes was approximately $5.0 billion at December 31, 2023.

The change in the total cost of the hotel properties is as follows:

	2023	2022	2021
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$5,033,114	$4,977,563	$5,174,309
Add: Acquisitions	—	56,030	182,950
Add: Improvements	82,513	68,012	34,511
Less: Sale of hotel properties	—	(68,491)	(269,362)
Less: Impairment losses	—	—	(144,845)
Balance at end of period	$5,115,627	$5,033,114	$4,977,563

The change in the accumulated depreciation of the real estate assets is as follows:

	2023	2022	2021
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$(975,029)	$(870,741)	$(827,808)
Add: Depreciation for the period	(130,155)	(125,203)	(126,759)
Less: Sale of hotel properties	—	20,915	83,826
Balance at end of period	$(1,105,184)	$(975,029)	$(870,741)