Form 10-Q
period 2024-03-31
RLJ Lodging Trust
filed 2024-05-02
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
As of April 25, 2024, 155,900,602 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Investment in hotel properties, net	$4,249,341	$4,136,216
Investment in unconsolidated joint ventures	7,632	7,398
Cash and cash equivalents	350,237	516,675
Restricted cash reserves	40,721	38,652
Hotel and other receivables, net of allowance of $270 and $265, respectively	26,754	26,163
Lease right-of-use assets	132,276	136,140
Prepaid expense and other assets	82,896	58,051
Total assets	$4,889,857	$4,919,295
Liabilities and Equity
Debt, net	$2,221,833	$2,220,778
Accounts payable and other liabilities	138,634	147,819
Advance deposits and deferred revenue	36,140	32,281
Lease liabilities	120,290	122,588
Accrued interest	12,824	22,539
Distributions payable	22,570	22,500
Total liabilities	2,552,291	2,568,505
Commitments and Contingencies (Note 10)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at March 31, 2024 and December 31, 2023	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 155,819,434 and 155,297,829 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,558	1,553
Additional paid-in capital	3,002,588	3,000,894
Distributions in excess of net earnings	(1,072,125)	(1,055,183)
Accumulated other comprehensive income	24,944	22,662
Total shareholders’ equity	2,323,901	2,336,862
Noncontrolling interests:
Noncontrolling interest in the Operating Partnership	6,220	6,294
Noncontrolling interest in consolidated joint ventures	7,445	7,634
Total noncontrolling interests	13,665	13,928
Total equity	2,337,566	2,350,790
Total liabilities and equity	$4,889,857	$4,919,295

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2024	2023
Revenues
Operating revenues
Room revenue	$266,630	$260,832
Food and beverage revenue	35,689	33,288
Other revenue	22,091	20,383
Total revenues	324,410	314,503
Expenses
Operating expenses
Room expense	69,386	66,051
Food and beverage expense	28,627	26,137
Management and franchise fee expense	25,655	26,182
Other operating expenses	89,809	82,624
Total property operating expenses	213,477	200,994
Depreciation and amortization	44,679	44,996
Property tax, insurance and other	27,834	24,648
General and administrative	15,105	13,656
Transaction costs	14	20
Total operating expenses	301,109	284,314
Other income, net	3,191	849
Interest income	4,787	3,664
Interest expense	(26,458)	(24,130)
Income before equity in income from unconsolidated joint ventures	4,821	10,572
Equity in income from unconsolidated joint ventures	234	281
Income before income tax expense	5,055	10,853
Income tax expense	(309)	(339)
Net income	4,746	10,514
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	2	(17)
Noncontrolling interest in consolidated joint ventures	189	148
Net income attributable to RLJ	4,937	10,645
Preferred dividends	(6,279)	(6,279)
Net (loss) income attributable to common shareholders	$(1,342)	$4,366

Basic per common share data:
Net (loss) income per share attributable to common shareholders	$(0.01)	$0.03
Weighted-average number of common shares	152,970,215	159,483,268

Diluted per common share data:
Net (loss) income per share attributable to common shareholders	$(0.01)	$0.03
Weighted-average number of common shares	152,970,215	160,143,748

Comprehensive income:
Net income	$4,746	$10,514
Unrealized gain (loss) on interest rate derivatives	2,282	(6,416)
Comprehensive income	7,028	4,098
Comprehensive loss (income) attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	2	(17)
Noncontrolling interest in consolidated joint ventures	189	148
Comprehensive income attributable to RLJ	$7,219	$4,229

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2023	12,879,475	$366,936	155,297,829	$1,553	$3,000,894	$(1,055,183)	$22,662	$6,294	$7,634	$2,350,790
Net income (loss)	—	—	—	—	—	4,937	—	(2)	(189)	4,746
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	2,282	—	—	2,282
Issuance of restricted stock	—	—	973,365	9	(9)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	6,981	—	—	—	—	6,981
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(345,870)	(3)	(4,028)	—	—	—	—	(4,031)
Shares acquired as part of a share repurchase program	—	—	(105,511)	(1)	(1,250)	—	—	—	—	(1,251)
Forfeiture of restricted stock	—	—	(379)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(15,600)	—	(72)	—	(15,672)
Balance at March 31, 2024	12,879,475	$366,936	155,819,434	$1,558	$3,002,588	$(1,072,125)	$24,944	$6,220	$7,445	$2,337,566

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$4,746	$10,514
Adjustments to reconcile net income to cash flow provided by operating activities:
Depreciation and amortization	44,679	44,996
Amortization of deferred financing costs	1,572	1,474
Other amortization	1,466	1,086
Equity in income from unconsolidated joint ventures	(234)	(281)
Amortization of share-based compensation	6,434	5,692
Changes in assets and liabilities:
Hotel and other receivables, net	(591)	(2,650)
Prepaid expense and other assets	(24,434)	(4,782)
Accounts payable and other liabilities	(7,015)	(8,603)
Advance deposits and deferred revenue	3,859	4,135
Accrued interest	(9,715)	(9,563)
Net cash flow provided by operating activities	20,767	42,018
Cash flows from investing activities
Acquisition, net	(122,679)	—
Improvements and additions to hotel properties and other assets	(33,794)	(32,634)
Purchase deposit	(1,500)	—
Net cash flow used in investing activities	(157,973)	(32,634)
Cash flows from financing activities
Borrowing on Term Loan	—	95,000
Repayments of Term Loans	—	(94,006)
Repurchase of common shares under share repurchase programs	(1,251)	(24,537)
Repurchase of common shares to satisfy employee tax withholding requirements	(4,031)	(1,889)
Distributions on preferred shares	(6,279)	(6,279)
Distributions on common shares	(15,530)	(8,100)
Distributions on Operating Partnership units	(72)	(40)
Payments of deferred financing costs	—	(343)
Net cash flow used in financing activities	(27,163)	(40,194)
Net change in cash, cash equivalents, and restricted cash reserves	(164,369)	(30,810)
Cash, cash equivalents, and restricted cash reserves, beginning of year	555,327	536,386
Cash, cash equivalents, and restricted cash reserves, end of period	$390,958	$505,576

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2024, there were 156,591,265 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of March 31, 2024, the Company owned 97 hotel properties with approximately 21,400 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 95 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 96 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 96 of the 97 hotel properties to its taxable REIT subsidiaries ("TRSs"), of which the Company owns a controlling financial interest.

2.              Summary of Significant Accounting Policies

The Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission ("SEC") on February 27, 2024 (the "Annual Report"), contains a discussion of the Company's significant accounting policies. Other than noted below, there have been no significant changes to the Company's significant accounting policies since December 31, 2023.

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

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, included in the Annual Report.

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

Recently Issued Accounting Pronouncements and Disclosure Rules

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items, as well as interim disclosures of a reportable segment’s profit or loss and assets. The ASU also applies to entities with a single reportable segment. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company beginning January 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and related disclosures.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. In April 2024, the SEC stayed the final climate rules pending the completion of judicial review of an Eighth Circuit challenge seeking to vacate the rules. This rule would require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements would apply to the Company's fiscal year beginning January 1, 2025. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.
3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Land and improvements	$1,125,650	$998,417
Buildings and improvements	4,133,900	4,117,210
Furniture, fixtures and equipment	812,236	798,410
	6,071,786	5,914,037
Accumulated depreciation	(1,822,445)	(1,777,821)
Investment in hotel properties, net	$4,249,341	$4,136,216

For the three months ended March 31, 2024 and 2023, the Company recognized depreciation expense related to its investment in hotel properties of approximately $44.6 million and $45.0 million, respectively.

4.              Acquisition

On January 29, 2024, the Company acquired the fee simple interest in its Wyndham Boston Beacon Hill hotel property in Boston, Massachusetts, which was previously owned via a leasehold interest that was subject to a ground lease, for a purchase price of approximately $125.0 million. The acquisition was accounted for as an asset acquisition, whereby approximately $0.2 million of transaction costs were capitalized as part of the cost of the acquisition. The existing right-of-use asset of $1.3 million, lease liability of $0.1 million and $125.2 million cost of the acquisition were recorded as land in the accompanying consolidated balance sheet.

5.          Revenue

	For the three months ended March 31, 2024				For the three months ended March 31, 2023
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$40,349	$5,859	$3,124	$49,332	$38,540	$5,424	$2,322	$46,286
Northern California	34,737	4,309	1,907	40,953	34,812	3,463	1,988	40,263
Southern California	30,542	4,226	3,139	37,907	28,931	3,872	2,916	35,719
Houston	12,371	912	1,109	14,392	11,599	889	1,163	13,651
New York City	11,676	1,363	686	13,725	11,006	1,204	662	12,872
Louisville	8,270	4,117	817	13,204	8,154	3,393	768	12,315
Washington DC	12,391	138	550	13,079	12,507	187	555	13,249
Austin	10,438	1,192	843	12,473	11,620	1,613	928	14,161
Charleston	8,864	2,608	874	12,346	7,769	2,022	788	10,579
Chicago	9,361	2,117	677	12,155	9,442	2,208	670	12,320
Other	87,631	8,848	8,365	104,844	86,452	9,013	7,623	103,088
Total	$266,630	$35,689	$22,091	$324,410	$260,832	$33,288	$20,383	$314,503

6.              Debt

The Company's debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Senior Notes, net	$992,263	$991,672
Revolver	—	—
Term Loans, net	821,914	821,443
Mortgage loans, net	407,656	407,663
Debt, net	$2,221,833	$2,220,778

Senior Notes

The Company's senior notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate	Maturity Date	March 31, 2024	December 31, 2023
2029 Senior Notes (1)	4.00%	September 2029	$500,000	$500,000
2026 Senior Notes (1)	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(7,737)	(8,328)
Total senior notes, net			$992,263	$991,672
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

The Company's unsecured credit agreements consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at March 31, 2024 (1)	Maturity Date	March 31, 2024	December 31, 2023
Revolver (2)	—%	May 2027	$—	$—
$400 Million Term Loan Maturing 2025	4.48%	May 2025	400,000	400,000
$200 Million Term Loan Maturing 2026	4.82%	January 2026 (3)	200,000	200,000
$225 Million Term Loan Maturing 2026	2.97%	May 2026 (3)	225,000	225,000
			825,000	825,000
Deferred financing costs, net (4)			(3,086)	(3,557)
Total Revolver and Term Loans, net			$821,914	$821,443

(1)Interest rate at March 31, 2024 gives effect to interest rate hedges.
(2)There was $600.0 million of capacity on the Revolver at both March 31, 2024 and December 31, 2023. The Company has the ability to extend the maturity date for an additional one-year period or up to two six-month periods ending May 2028 if certain conditions are satisfied. In April 2024, the Company borrowed $200.0 million under the Revolver and utilized the proceeds to repay a $200.0 million maturing mortgage loan, reducing the remaining capacity on the Revolver to $400.0 million.
(3)This Term Loan includes two one-year extension options at the Company's discretion, subject to certain conditions.
(4)Excludes $5.2 million and $5.6 million as of March 31, 2024 and December 31, 2023, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

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

Mortgage Loans

The Company's mortgage loans consisted of the following (dollars in thousands):

						Carrying Value at
	Number of Assets Encumbered	Interest Rate at March 31, 2024		Maturity Date		March 31, 2024	December 31, 2023
Mortgage loan (1)	7	5.94%	(3)	April 2024	(4)	$200,000	$200,000
Mortgage loan (1)	3	5.03%	(3)	April 2024	(5)	96,000	96,000
Mortgage loan (1)	4	5.61%	(3)	April 2024	(5)	85,000	85,000
Mortgage loan (2)	1	5.06%		January 2029		26,742	26,833
	15					407,742	407,833
Deferred financing costs, net						(86)	(170)
Total mortgage loans, net						$407,656	$407,663

(1)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(2)Includes $1.7 million and $1.8 million at March 31, 2024 and December 31, 2023, respectively, related to a fair value adjustment on this mortgage loan from purchase price allocation at hotel property acquisition. This mortgage loan requires payments of interest only through maturity.
(3)Interest rate at March 31, 2024 gives effect to interest rate hedges.
(4)In April 2024, the Company fully repaid this mortgage loan using a $200.0 million draw under its Revolver.
(5)This mortgage loan provides two one-year extension options, subject to certain conditions. In April 2024, the Company satisfied the conditions required to exercise the first one-year extension option on this mortgage loan to extend the maturity to April 2025, with a second one-year extension option still remaining.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. At March 31, 2024, all mortgage loans exceeded the minimum debt yield or DSCR thresholds.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended March 31,
	2024	2023
Senior Notes	$9,688	$9,688
Revolver and Term Loans	9,060	8,543
Mortgage loans	5,656	3,943
Amortization of deferred financing costs	1,572	1,474
Non-cash interest expense related to interest rate hedges	482	482
Total interest expense	$26,458	$24,130

7.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

				Notional value at		Fair value at
Hedge type	Swap rate	Effective Date	Maturity Date	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Swap-cash flow-Daily SOFR	2.44%	January 2021	December 2023	$—	$75,000	$—	$—
Swap-cash flow-Daily SOFR	2.31%	January 2021	December 2023	—	75,000	—	—
Swap-cash flow-Daily SOFR	1.08%	April 2021	April 2024	50,000	50,000	305	827
Swap-cash flow-Daily SOFR	1.13%	April 2021	April 2024	50,000	50,000	302	819
Swap-cash flow-Daily SOFR	1.08%	April 2021	April 2024	50,000	50,000	306	829
Swap-cash flow-Daily SOFR	0.97%	April 2021	April 2024	50,000	50,000	313	849
Swap-cash flow-Daily SOFR	0.85%	April 2021	April 2024	25,000	25,000	161	436
Swap-cash flow-Daily SOFR	0.88%	April 2021	April 2024	25,000	25,000	160	434
Swap-cash flow-Daily SOFR	0.86%	April 2021	April 2024	25,000	25,000	161	436
Swap-cash flow-Daily SOFR	0.83%	April 2021	April 2024	25,000	25,000	162	439
Swap-cash flow-Term SOFR	4.37%	April 2023	April 2024	200,000	200,000	207	673
Swap-cash flow-Daily SOFR	0.77%	June 2020	December 2024	50,000	50,000	1,640	2,011
Swap-cash flow-Daily SOFR	0.63%	June 2020	December 2024	50,000	50,000	1,693	2,081
Swap-cash flow-Daily SOFR	1.16%	September 2021	September 2025	150,000	150,000	7,941	7,969
Swap-cash flow-Daily SOFR	0.56%	July 2021	January 2026	50,000	50,000	3,601	3,556
Swap-cash flow-Daily SOFR	2.95%	April 2024	April 2027	125,000	125,000	4,160	1,769
Swap-cash flow-Daily SOFR	2.85%	April 2024	April 2027	65,000	65,000	2,347	1,103
Swap-cash flow-Daily SOFR	2.75%	April 2024	April 2027	60,000	60,000	2,336	1,188
Swap-cash flow-Daily SOFR	3.70%	July 2024	July 2027	25,000	25,000	222	(254)
Swap-cash flow-Daily SOFR	3.45%	July 2024	July 2027	25,000	25,000	399	(77)
Swap-cash flow-Daily SOFR	3.71%	July 2024	July 2027	25,000	25,000	217	(259)
				$1,125,000	$1,275,000	$26,633	$24,829

As of March 31, 2024 and December 31, 2023, the aggregate fair value of the interest rate swap assets of $26.6 million and $25.4 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2023, the aggregate fair value of the interest rate swap liabilities of $0.6 million was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of March 31, 2024 and December 31, 2023, there was approximately $24.9 million and $22.7 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate swaps. There was no ineffectiveness recorded during the three month periods ended March 31, 2024 or 2023. For the three months ended March 31, 2024 and 2023, gains of approximately $6.6 million and $6.0 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. Approximately $15.5 million of the unrealized gains included in accumulated other comprehensive income at March 31, 2024 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$992,263	$920,425	$991,672	$928,750
Revolver and Term Loans, net	821,914	822,158	821,443	817,960
Mortgage loans, net	407,656	397,217	407,663	394,458
Debt, net	$2,221,833	$2,139,800	$2,220,778	$2,141,168

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets measured at fair value on a recurring basis as of March 31, 2024 (in thousands):

	Fair Value at March 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$26,633	$—	$26,633
Total	$—	$26,633	$—	$26,633

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$25,419	$—	$25,419
Interest rate swap liability	—	(590)	—	(590)
Total	$—	$24,829	$—	$24,829

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of March 31, 2024 and December 31, 2023.

10.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures, real estate taxes, insurance, and debt obligations where lenders hold restricted cash due to cash trap events. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues for future capital expenditures (including the periodic replacement or refurbishment of FF&E). Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of March 31, 2024 and December 31, 2023, approximately $40.7 million and $38.7 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes, and insurance.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of March 31, 2024, 96 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from three to 25 years. This number includes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.5% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 1.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three months ended March 31, 2024 and 2023, the Company incurred management fee expense of approximately $9.9 million and $10.8 million, respectively.

Franchise Agreements

As of March 31, 2024, 59 of the Company’s consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, two hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three months ended March 31, 2024 and 2023, the Company incurred franchise fee expense of approximately $15.8 million and $15.4 million, respectively.

11.       Equity

Common Shares of Beneficial Interest

During the three months ended March 31, 2024 and 2023, the Company declared a cash dividend of $0.10 and $0.08 per common share, respectively.

During the three months ended March 31, 2024, the Company repurchased and retired approximately 0.1 million common shares for approximately $1.3 million. As of March 31, 2024, the Company's share repurchase program approved in 2023 had a remaining capacity of $212.7 million.

On April 26, 2024, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2024 to May 8, 2025 (the "2024 Share Repurchase
Program").

During the three months ended March 31, 2023, the Company repurchased and retired approximately 2.4 million common shares for approximately $24.5 million.

Series A Preferred Shares

During the three months ended March 31, 2024 and 2023, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of March 31, 2024, 771,831 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of March 31, 2024 is as follows:

	2024
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	2,305,303	$13.52
Granted	720,317	11.70
Vested	(523,076)	12.82
Forfeited	(379)	9.88
Unvested at March 31, 2024	2,502,165	$13.14

For the three months ended March 31, 2024 and 2023, the Company recognized approximately $4.2 million and $3.6 million, respectively, of share-based compensation expense related to restricted share awards. As of March 31, 2024, there was $17.2 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.1 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the three months ended March 31, 2024 and 2023 was approximately $6.1 million and $4.4 million, respectively.

Performance Units

The Company aligns its executive officers with its long-term investors by awarding a significant percentage of their equity compensation in the form of multi-year performance unit awards that use both absolute and relative total shareholder return as the primary metrics. The performance units vest at the end of a three year period (the “performance units measurement period”).
The performance units granted in 2024 may convert into restricted shares at a range of 0% to 200% of the number of performance units granted contingent upon the Company achieving a relative shareholder return over the measurement period at specified percentiles of the peer group, as defined by the awards. These performance units are subject to modification based on the Company's absolute total shareholder return performance as follows: (1) if at the end of the measurement period the relative total shareholder return performance exceeds target and absolute total shareholder return is less than zero, payouts will be reduced by 25%, but not below target and (2) if the absolute total shareholder return is down more than 15% during the entire measurement period, the maximum payout will be capped at 115% of target. The performance units granted prior to 2024 may convert into restricted shares at a range of 0% to 200% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return (25% of award) and a relative shareholder return (75% of award) over the measurement period at specified percentiles of the peer group, as defined by the awards.
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
A summary of the performance unit awards granted prior to 2024 is as follows:

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range	Risk Free Interest Rate	Volatility
February 2021 (1)	431,151	$20.90	0% to 200%	0.23%	69.47%
February 2022	407,024	$21.96	0% to 200%	1.70%	70.15%
February 2023	574,846	$16.90	0% to 200%	4.33%	66.70%
February 2024	703,325	$15.13	0% to 200%	4.43%	35.6%
(1) In February 2024, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 253,000 restricted shares, all of which vested immediately. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the three months ended March 31, 2024 was approximately $3.0 million.

For the three months ended March 31, 2024 and 2023, the Company recognized approximately $2.3 million and $2.1 million, respectively, of share-based compensation expense related to the performance unit awards. As of March 31, 2024, there was $18.9 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.3 years.

 As of March 31, 2024, there were 1,765,411 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three months ended

March 31, 2024 and 2023, since the limited partners’ share of income would also be added back to net (loss) income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2024	2023
Numerator:
Net income attributable to RLJ	$4,937	$10,645
Less: Preferred dividends	(6,279)	(6,279)
Less: Dividends paid on unvested restricted shares	(250)	(202)
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(1,592)	$4,164

Denominator:
Weighted-average number of common shares - basic	152,970,215	159,483,268
Unvested restricted shares	—	568,125
Unvested performance units	—	92,355
Weighted-average number of common shares - diluted	152,970,215	160,143,748

Net (loss) income per share attributable to common shareholders - basic	$(0.01)	$0.03

Net (loss) income per share attributable to common shareholders - diluted	$(0.01)	$0.03

14.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$350,237	$474,332
Restricted cash reserves	40,721	31,244
Cash, cash equivalents, and restricted cash reserves	$390,958	$505,576

Interest paid	$34,199	$32,252

Income taxes paid	$122	$67

Operating cash flow lease payments for operating leases	$3,882	$4,344

Right-of-use asset and lease liability adjustments due to remeasurement	$(1,221)	$—

Right-of-use asset and lease liability reclassifications to land due to acquisition	$1,187	$—

Supplemental investing and financing transactions
In connection with the acquisition of land, the Company recorded the following:
Purchase price	$125,000	$—
Application of purchase deposit	(2,400)	—
Transaction costs	79	—
Acquisition, net	$122,679	$—

Supplemental non-cash transactions
Accrued capital expenditures	$19,823	$15,138

15.       Subsequent Events

In April 2024, the Company borrowed $200.0 million under the Revolver and utilized the proceeds to fully repay a $200.0 million maturing mortgage loan.

In April 2024, the Company satisfied the requirements for one-year extension options on $181.0 million in mortgage loans to extend the maturities to April 2025, with second one-year extension options still remaining on these two mortgage loans, which are subject to certain conditions.

On April 26, 2024, the Company's board of trustees approved the 2024 Share Repurchase Program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2024 to May 8, 2025.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in our Annual Report, which is accessible on the SEC’s website at www.sec.gov.

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

As of March 31, 2024, we owned 97 hotel properties with approximately 21,400 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 95 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 96 hotel properties in which we hold a controlling interest, and we record the real estate interest in the one hotel property in which we hold an indirect 50% non-controlling interest using the equity method of accounting. We lease 96 of the 97 hotel properties to our TRSs, of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership. As of March 31, 2024, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the OP units.

2024 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. The following significant activities have taken place in 2024:

•Acquired a fee simple interest in the land at our Wyndham Boston Beacon Hill hotel property for approximately $125.0 million.

•Exercised one-year extension options on $181.0 million in mortgage loans to extend the maturities to April 2025.

•Fully repaid a $200.0 million maturing mortgage loan with a $200.0 million draw on our Revolver.

•Approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2024 to May 8, 2025.

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

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. Our Annual Report contains a discussion of our critical accounting policies and estimates. There have been no significant changes to our critical accounting policies and estimates since December 31, 2023.

Results of Operations

At both March 31, 2024 and 2023, we owned 97 hotel properties.

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

	For the three months ended March 31,
	2024	2023	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$266,630	$260,832	$5,798
Food and beverage revenue	35,689	33,288	2,401
Other revenue	22,091	20,383	1,708
Total revenues	324,410	314,503	9,907
Expenses
Operating expenses
Room expense	69,386	66,051	3,335
Food and beverage expense	28,627	26,137	2,490
Management and franchise fee expense	25,655	26,182	(527)
Other operating expenses	89,809	82,624	7,185
Total property operating expenses	213,477	200,994	12,483
Depreciation and amortization	44,679	44,996	(317)
Property tax, insurance and other	27,834	24,648	3,186
General and administrative	15,105	13,656	1,449
Transaction costs	14	20	(6)
Total operating expenses	301,109	284,314	16,795
Other income, net	3,191	849	2,342
Interest income	4,787	3,664	1,123
Interest expense	(26,458)	(24,130)	(2,328)
Income before equity in income from unconsolidated joint ventures	4,821	10,572	(5,751)
Equity in income from unconsolidated joint ventures	234	281	(47)
Income before income tax expense	5,055	10,853	(5,798)
Income tax expense	(309)	(339)	30
Net income	4,746	10,514	(5,768)
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	2	(17)	19
Noncontrolling interest in consolidated joint ventures	189	148	41
Net income attributable to RLJ	4,937	10,645	(5,708)
Preferred dividends	(6,279)	(6,279)	—
Net (loss) income attributable to common shareholders	$(1,342)	$4,366	$(5,708)

Revenues

Total revenues increased $9.9 million to $324.4 million for the three months ended March 31, 2024 from $314.5 million for the three months ended March 31, 2023. The increase was the result of a $5.8 million increase in room revenue, a $2.4 million increase in food and beverage revenue, and a $1.7 million increase in other revenue.

Room Revenue

Room revenue increased $5.8 million to $266.6 million for the three months ended March 31, 2024 from $260.8 million for the three months ended March 31, 2023.  The increase was primarily due to an increase in business travel and the ramp up of our recently converted and renovated hotels.

The following are the quarter-to-date key hotel operating statistics:

	For the three months ended March 31,
	2024	2023
Occupancy	69.3%	68.5%
ADR	$198.84	$199.07
RevPAR	$137.88	$136.45

Food and Beverage Revenue

Food and beverage revenue increased $2.4 million to $35.7 million for the three months ended March 31, 2024 from $33.3 million for the three months ended March 31, 2023. The increase in food and beverage revenue was primarily due to an increase in banquet and catering revenues and the ramping up of our recently converted and renovated hotels.

Other Revenue

Other revenue increased $1.7 million to $22.1 million for the three months ended March 31, 2024 from $20.4 million for the three months ended March 31, 2023.  The increase in other revenue was primarily due to an increase in parking and resort fees.

Property Operating Expenses

Property operating expenses increased $12.5 million to $213.5 million for the three months ended March 31, 2024 from $201.0 million for the three months ended March 31, 2023.

The components of our property operating expenses were as follows (in thousands):

	For the three months ended March 31,
	2024	2023	$ Change
Room expense	$69,386	$66,051	$3,335
Food and beverage expense	28,627	26,137	2,490
Management and franchise fee expense	25,655	26,182	(527)
Other operating expenses	89,809	82,624	7,185
Total property operating expenses	$213,477	$200,994	$12,483

The increase in property operating expenses was primarily due to increases in wages and benefits, as well as sales and marketing and other expenses.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $3.2 million to $27.8 million for the three months ended March 31, 2024 from $24.6 million for the three months ended March 31, 2023.  The increase was primarily attributable to an increase in property taxes and insurance premiums.

General and Administrative

General and administrative expense increased $1.4 million to $15.1 million for the three months ended March 31, 2024 from $13.7 million for the three months ended March 31, 2023. The increase was attributable to an increase in non-cash compensation of $0.7 million, an increase in cash compensation related to a new executive, and increases in employee benefits and professional fees.

Other Income, net

Other income, net increased $2.3 million to $3.2 million for the three months ended March 31, 2024 from $0.8 million for the three months ended March 31, 2023. The increase was primarily attributable to the receipt of certain COVID-19 relief awards during the three months ended March 31, 2024.

Interest Income

Interest income increased $1.1 million to $4.8 million for the three months ended March 31, 2024 from $3.7 million for the three months ended March 31, 2023. The increase was attributable to our corporate and hotel-level cash earning higher interest rates due to increases in the federal funds rate, which was partially offset by the impact of a lower average cash balance during the three months ended March 31, 2024.

Interest Expense

Interest expense increased $2.3 million to $26.5 million for the three months ended March 31, 2024 from $24.1 million for the three months ended March 31, 2023. The increase was attributable to higher interest rates on our unhedged variable rate debt combined with an increase in the amount of our debt that was unhedged. The components of our interest expense for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	For the three months ended March 31,
	2024	2023	$ Change
Senior Notes	$9,688	$9,688	$—
Revolver and Term Loans	9,060	8,543	517
Mortgage loans	5,656	3,943	1,713
Amortization of deferred financing costs	1,572	1,474	98
Non-cash interest expense related to interest rate hedges	482	482	—
Total interest expense	$26,458	$24,130	$2,328

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31,
	2024	2023
Net income	$4,746	$10,514
Preferred dividends	(6,279)	(6,279)
Depreciation and amortization	44,679	44,996
Noncontrolling interest in consolidated joint ventures	189	148
Adjustments related to consolidated joint venture (1)	(46)	(43)
Adjustments related to unconsolidated joint venture (2)	229	237
FFO	43,518	49,573
Transaction costs	14	20
Pre-opening costs (3)	75	222
Amortization of share-based compensation	6,434	5,692
Non-cash interest expense related to discontinued interest rate hedges	482	482
Other expenses (4)	1,331	91
Adjusted FFO	$51,854	$56,080

(1)Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint venture.
(2)Includes our ownership interest in the depreciation and amortization expense of the unconsolidated joint venture.
(3)Represents expenses related to the brand conversions of certain hotel properties prior to opening.
(4)Represents expenses and income outside of the normal course of operations.

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

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31,
	2024	2023
Net income	$4,746	$10,514
Depreciation and amortization	44,679	44,996
Interest expense, net of interest income	21,671	20,466
Income tax expense	309	339
Adjustments related to unconsolidated joint venture (1)	335	345
EBITDA and EBITDAre	71,740	76,660
Transaction costs	14	20
Pre-opening costs (2)	75	222
Amortization of share-based compensation	6,434	5,692
Other expenses (3)	1,331	91
Adjusted EBITDA	$79,594	$82,685

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

As of March 31, 2024, we had $391.0 million of cash, cash equivalents, and restricted cash reserves as compared to $555.3 million at December 31, 2023.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $20.8 million and $42.0 million for the three months ended March 31, 2024 and 2023, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2024 and 2023.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $158.0 million for the three months ended March 31, 2024 primarily due to a $122.7 million acquisition of a fee simple interest in our Wyndham Boston Beacon Hill hotel property, $33.8 million in capital improvements and additions to our hotel properties and other assets, and a purchase deposit of $1.5 million.

The net cash flow used in investing activities totaled $32.6 million for the three months ended March 31, 2023 due to capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $27.2 million for the three months ended March 31, 2024 primarily due to $1.3 million paid to repurchase common shares under a share repurchase program, $21.9 million in distributions to shareholders and unitholders, and $4.0 million paid to repurchase common shares to satisfy employee tax withholding requirements.

The net cash flow used in financing activities totaled $40.2 million for the three months ended March 31, 2023 primarily due to $94.0 million in repayment of Term Loans, $24.5 million paid to repurchase common shares under a share repurchase program, $14.4 million in distributions to shareholders and unitholders, $1.9 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $0.3 million in deferred financing cost payments. The net cash flow used in financing activities was partially offset by $95.0 million in borrowing on a Term Loan.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2024, approximately $35.8 million was held in FF&E reserve accounts for future capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2024, we had approximately $1.2 billion of total variable rate debt outstanding (or 54.1% of total indebtedness) with a weighted-average interest rate of 4.62% per annum. After taking into consideration the effect of interest rate swaps, 81.8% of our total indebtedness was fixed or effectively fixed. As of March 31, 2024, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $4.1 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2024, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Fixed rate debt (1)(2)	$—	$—	$500,000	$—	$—	$525,000	$1,025,000
Weighted-average interest rate	—%	—%	3.75%	—%	—%	4.05%	3.90%
Variable rate debt (1)(3)	$200,000	$581,000	$425,000	$—	$—	$—	$1,206,000
Weighted-average interest rate (3)(4)	5.94%	4.74%	3.84%	—%	—%	—%	4.62%
Total	$200,000	$581,000	$925,000	$—	$—	$525,000	$2,231,000

(1)Excludes $3.1 million, $0.1 million and $7.7 million of net deferred financing costs on the Term Loans, mortgage loans and Senior Notes, respectively.
(2)Excludes $1.7 million related to a fair value adjustment on debt.
(3)The principal repayments and weighted-average interest rate for 2024 exclude the mortgage loans for which we exercised our one-year extension options in April 2024 and include the mortgage loan we fully repaid in April 2024 using $200.0 million in borrowings under our Revolver.
(4)The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements. As of March 31, 2024, the estimated fair value of our fixed rate debt was $942.1 million, which was based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remained constant, we expect the fair value of our debt would decrease by approximately $32.5 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2024 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended March 31, 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2024 through January 31, 2024	105,511	$11.86	105,511	18,365,987
February 1, 2024 through February 29, 2024	227,510	$11.61	—	17,917,281
March 1, 2024 through March 31, 2024	118,360	$11.75	—	17,993,074
Total	451,381		105,511

(1)Includes surrendered common shares owned by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2021 Plan.
(2)A share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares was approved in April 2023 and is set to expire on May 8, 2024 (the "2023 Share Repurchase Program"). The maximum number of shares that may yet be repurchased under the 2023 Share Repurchase Program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of the Company’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

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

RLJ LODGING TRUST

Dated: May 2, 2024	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: May 2, 2024	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 2, 2024	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)