Form 10-Q
period 2024-06-30
RLJ Lodging Trust
filed 2024-08-02
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
As of July 26, 2024, 155,024,153 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Investment in hotel properties, net	$4,274,669	$4,136,216
Investment in unconsolidated joint ventures	7,386	7,398
Cash and cash equivalents	371,133	516,675
Restricted cash reserves	36,081	38,652
Hotel and other receivables, net of allowance of $369 and $265, respectively	30,916	26,163
Lease right-of-use assets	130,875	136,140
Prepaid expense and other assets	66,967	58,051
Total assets	$4,918,027	$4,919,295
Liabilities and Equity
Debt, net	$2,222,642	$2,220,778
Accounts payable and other liabilities	149,682	147,819
Advance deposits and deferred revenue	33,475	32,281
Lease liabilities	119,902	122,588
Accrued interest	21,934	22,539
Distributions payable	22,621	22,500
Total liabilities	2,570,256	2,568,505
Commitments and Contingencies (Note 11)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at June 30, 2024 and December 31, 2023	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 155,240,677 and 155,297,829 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,552	1,553
Additional paid-in capital	3,000,394	3,000,894
Distributions in excess of net earnings	(1,057,061)	(1,055,183)
Accumulated other comprehensive income	22,171	22,662
Total shareholders’ equity	2,333,992	2,336,862
Noncontrolling interests:
Noncontrolling interest in the Operating Partnership	6,318	6,294
Noncontrolling interest in consolidated joint ventures	7,461	7,634
Total noncontrolling interests	13,779	13,928
Total equity	2,347,771	2,350,790
Total liabilities and equity	$4,918,027	$4,919,295

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues
Operating revenues
Room revenue	$303,652	$295,496	$570,282	$556,328
Food and beverage revenue	40,843	38,132	76,532	71,420
Other revenue	24,802	23,332	46,893	43,715
Total revenues	369,297	356,960	693,707	671,463
Expenses
Operating expenses
Room expense	73,941	70,333	143,327	136,384
Food and beverage expense	30,304	28,037	58,931	54,174
Management and franchise fee expense	29,789	29,277	55,444	55,459
Other operating expenses	90,792	84,207	180,601	166,831
Total property operating expenses	224,826	211,854	438,303	412,848
Depreciation and amortization	44,474	44,925	89,153	89,921
Property tax, insurance and other	28,753	24,684	56,587	49,332
General and administrative	13,940	14,627	29,045	28,283
Transaction costs	76	4	90	24
Total operating expenses	312,069	296,094	613,178	580,408
Other income, net	687	736	3,878	1,585
Interest income	4,118	5,011	8,905	8,675
Interest expense	(28,049)	(24,543)	(54,507)	(48,673)
Gain (loss) on sale of hotel properties, net	3,546	(44)	3,546	(44)
Loss on extinguishment of indebtedness, net	—	(169)	—	(169)
Income before equity in income from unconsolidated joint ventures	37,530	41,857	42,351	52,429
Equity in income from unconsolidated joint ventures	154	220	388	501
Income before income tax expense	37,684	42,077	42,739	52,930
Income tax expense	(393)	(357)	(702)	(696)
Net income	37,291	41,720	42,037	52,234
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(169)	(171)	(167)	(188)
Noncontrolling interest in consolidated joint ventures	(16)	(154)	173	(6)
Net income attributable to RLJ	37,106	41,395	42,043	52,040
Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Net income attributable to common shareholders	$30,827	$35,116	$29,486	$39,483

Basic per common share data:
Net income per share attributable to common shareholders	$0.20	$0.22	$0.19	$0.25
Weighted-average number of common shares	153,641,065	156,424,444	153,305,640	157,945,406

Diluted per common share data:
Net income per share attributable to common shareholders	$0.20	$0.22	$0.19	$0.25
Weighted-average number of common shares	154,105,871	156,741,187	154,151,135	158,381,380

Comprehensive income:
Net income	$37,291	$41,720	$42,037	$52,234
Unrealized (loss) gain on interest rate derivatives	(2,773)	7,558	(491)	1,142
Comprehensive income	34,518	49,278	41,546	53,376
Comprehensive (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(169)	(171)	(167)	(188)
Noncontrolling interest in consolidated joint ventures	(16)	(154)	173	(6)
Comprehensive income attributable to RLJ	$34,333	$48,953	$41,552	$53,182

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2023	12,879,475	$366,936	155,297,829	$1,553	$3,000,894	$(1,055,183)	$22,662	$6,294	$7,634	$2,350,790
Net income (loss)	—	—	—	—	—	42,043	—	167	(173)	42,037
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(491)	—	—	(491)
Issuance of restricted stock	—	—	1,178,779	11	(11)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	12,705	—	—	—	—	12,705
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(807,917)	(8)	(9,006)	—	—	—	—	(9,014)
Shares acquired as part of a share repurchase program	—	—	(407,857)	(4)	(4,188)	—	—	—	—	(4,192)
Forfeiture of restricted stock	—	—	(20,157)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(12,557)	—	—	—	(12,557)
Distributions on common shares and units	—	—	—	—	—	(31,364)	—	(143)	—	(31,507)
Balance at June 30, 2024	12,879,475	$366,936	155,240,677	$1,552	$3,000,394	$(1,057,061)	$22,171	$6,318	$7,461	$2,347,771

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at March 31, 2024	12,879,475	$366,936	155,819,434	$1,558	$3,002,588	$(1,072,125)	$24,944	$6,220	$7,445	$2,337,566
Net income	—	—	—	—	—	37,106	—	169	16	37,291
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(2,773)	—	—	(2,773)
Issuance of restricted stock	—	—	205,414	2	(2)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	5,724	—	—	—	—	5,724
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(462,047)	(5)	(4,978)	—	—	—	—	(4,983)
Shares acquired as part of a share repurchase program	—	—	(302,346)	(3)	(2,938)	—	—	—	—	(2,941)
Forfeiture of restricted stock	—	—	(19,778)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(15,763)	—	(71)	—	(15,834)
Balance at June 30, 2024	12,879,475	$366,936	155,240,677	$1,552	$3,000,394	$(1,057,061)	$22,171	$6,318	$7,461	$2,347,771

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$42,037	$52,234
Adjustments to reconcile net income to cash flow provided by operating activities:
(Gain) loss on sale of hotel properties, net	(3,546)	44
Loss on extinguishment of indebtedness, net	—	169
Depreciation and amortization	89,153	89,921
Amortization of deferred financing costs	3,116	2,965
Other amortization	2,882	2,172
Equity in income from unconsolidated joint ventures	(388)	(501)
Distributions of income from unconsolidated joint ventures	400	—
Amortization of share-based compensation	11,708	11,781
Changes in assets and liabilities:
Hotel and other receivables, net	(4,771)	(3,220)
Prepaid expense and other assets	(11,794)	1,080
Accounts payable and other liabilities	4,972	(22,163)
Advance deposits and deferred revenue	1,130	1,273
Accrued interest	(605)	1,360
Net cash flow provided by operating activities	134,294	137,115
Cash flows from investing activities
Acquisitions, net	(158,345)	—
Proceeds from sales of hotel properties, net	7,679	(44)
Improvements and additions to hotel properties and other assets	(72,372)	(65,771)
Purchase deposit	(2,000)	—
Net cash flow used in investing activities	(225,038)	(65,815)
Cash flows from financing activities
Borrowings under Revolver	200,000	—
Borrowings on Term Loans	—	320,000
Repayments of Term Loans	—	(318,662)
Repayment of mortgage loan	(200,000)	—
Repurchase of common shares under share repurchase programs	(4,192)	(51,981)
Repurchase of common shares to satisfy employee tax withholding requirements	(9,014)	(4,398)
Distributions on preferred shares	(12,557)	(12,557)
Distributions on common shares	(31,244)	(20,962)
Distributions on Operating Partnership units	(142)	(95)
Payments of deferred financing costs	(220)	(7,699)
Net cash flow used in financing activities	(57,369)	(96,354)
Net change in cash, cash equivalents, and restricted cash reserves	(148,113)	(25,054)
Cash, cash equivalents, and restricted cash reserves, beginning of year	555,327	536,386
Cash, cash equivalents, and restricted cash reserves, end of period	$407,214	$511,332

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2024, there were 156,012,508 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of June 30, 2024, the Company owned 97 hotel properties with approximately 21,500 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 95 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 96 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 96 of the 97 hotel properties to its taxable REIT subsidiaries ("TRSs"), of which the Company owns a controlling financial interest.

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
3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Land and improvements	$1,129,388	$998,417
Buildings and improvements	4,177,665	4,117,210
Furniture, fixtures and equipment	829,382	798,410
	6,136,435	5,914,037
Accumulated depreciation	(1,861,766)	(1,777,821)
Investment in hotel properties, net	$4,274,669	$4,136,216

For the three and six months ended June 30, 2024, the Company recognized depreciation expense related to its investment in hotel properties of approximately $44.4 million and $89.1 million, respectively. For the three and six months ended June 30, 2023, the Company recognized depreciation expense related to its investment in hotel properties of approximately $44.9 million and $89.9 million, respectively.

4.              Acquisitions

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

Also during the six months ended June 30, 2024, the Company acquired a 100% interest in the following property:

Property	Location	Acquisition Date	Management Company	Rooms	Purchase Price (in thousands)
Hotel Teatro	Denver, CO	June 13, 2024	Sage Hospitality	110	$35,500

The acquisition of Hotel Teatro was accounted for as an asset acquisition, whereby approximately $0.6 million of transaction costs were capitalized as part of the cost of the acquisition. The allocation of the costs for the property acquired was as follows (in thousands):

June 30, 2024
Land and improvements	$3,409
Buildings and improvements	29,731
Furniture, fixtures and equipment	2,976
Total purchase price	$36,116

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

5.            Sale of Hotel Property

On May 21, 2024, the Company sold the 78-room Residence Inn Merrillville hotel property in Merrillville, Indiana for a sales price of approximately $8.1 million. The Company recorded a net gain of $3.5 million for the three and six months ended June 30, 2024 in connection with the sale of this hotel property.

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended June 30, 2024				For the three months ended June 30, 2023
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Southern California	$35,839	$5,022	$4,013	$44,874	$32,569	$3,878	$3,626	$40,073
Northern California	35,062	3,417	2,015	40,494	35,447	3,561	2,030	41,038
South Florida	27,288	5,410	2,864	35,562	27,515	5,484	2,410	35,409
New York City	19,004	3,089	935	23,028	17,600	2,834	908	21,342
Chicago	16,858	2,619	1,092	20,569	17,253	2,730	918	20,901
Louisville	14,133	5,063	995	20,191	12,941	4,137	1,171	18,249
Washington, DC	18,158	416	791	19,365	17,923	514	708	19,145
Boston	15,749	1,250	423	17,422	14,355	1,169	424	15,948
Charleston	12,240	3,196	962	16,398	11,173	2,256	1,238	14,667
Houston	12,244	815	1,326	14,385	12,300	710	1,180	14,190
Other	97,077	10,546	9,386	117,009	96,420	10,859	8,719	115,998
Total	$303,652	$40,843	$24,802	$369,297	$295,496	$38,132	$23,332	$356,960

	For the six months ended June 30, 2024				For the six months ended June 30, 2023
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$67,638	$11,269	$5,988	$84,895	$66,055	$10,908	$4,732	$81,695
Southern California	66,381	9,249	7,151	82,781	61,500	7,751	6,541	75,792
Northern California	69,799	7,726	3,922	81,447	70,259	7,024	4,018	81,301
New York City	30,680	4,451	1,621	36,752	28,606	4,038	1,570	34,214
Louisville	22,403	9,180	1,812	33,395	21,095	7,530	1,938	30,563
Chicago	26,219	4,735	1,769	32,723	26,695	4,938	1,587	33,220
Washington DC	30,549	553	1,340	32,442	30,430	700	1,263	32,393
Houston	24,615	1,726	2,435	28,776	23,899	1,599	2,344	27,842
Charleston	21,104	5,804	1,837	28,745	18,942	4,278	2,026	25,246
Boston	23,589	2,206	742	26,537	21,290	2,011	743	24,044
Other	187,305	19,633	18,276	225,214	187,557	20,643	16,953	225,153
Total	$570,282	$76,532	$46,893	$693,707	$556,328	$71,420	$43,715	$671,463

7.              Debt

The Company's debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Senior Notes, net	$992,854	$991,672
Revolver Outstanding	200,000	—
Term Loans, net	822,382	821,443
Mortgage loans, net	207,406	407,663
Debt, net	$2,222,642	$2,220,778

Senior Notes

The Company's senior notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate	Maturity Date	June 30, 2024	December 31, 2023
2029 Senior Notes (1)	4.00%	September 2029	$500,000	$500,000
2026 Senior Notes (1)	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(7,146)	(8,328)
Total senior notes, net			$992,854	$991,672
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

The Company's unsecured credit agreements consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at June 30, 2024 (1)	Maturity Date	June 30, 2024	December 31, 2023
Revolver (2)	7.09%	May 2027	$200,000	$—
$400 Million Term Loan Maturing 2025	4.72%	May 2025	400,000	400,000
$200 Million Term Loan Maturing 2026	7.04%	January 2026 (3)	200,000	200,000
$225 Million Term Loan Maturing 2026	4.07%	May 2026 (3)	225,000	225,000
			1,025,000	825,000
Deferred financing costs, net (4)			(2,618)	(3,557)
Total Revolver and Term Loans, net			$1,022,382	$821,443

(1)Interest rate at June 30, 2024 gives effect to interest rate hedges.
(2)At June 30, 2024 and December 31, 2023, there was $400.0 million and $600.0 million, respectively, of remaining capacity on the Revolver. The Company has the ability to extend the maturity date for an additional one-year period or up to two six-month periods ending May 2028 if certain conditions are satisfied. In April 2024, the Company borrowed $200.0 million under the Revolver and utilized the proceeds to repay a $200.0 million maturing mortgage loan.
(3)This Term Loan includes two one-year extension options at the Company's discretion, subject to certain conditions.
(4)Excludes $4.7 million and $5.6 million as of June 30, 2024 and December 31, 2023, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

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

Mortgage Loans

The Company's mortgage loans consisted of the following (dollars in thousands):

						Carrying Value at
	Number of Assets Encumbered	Interest Rate at June 30, 2024		Maturity Date		June 30, 2024	December 31, 2023
Mortgage loan (1)	—	—%		—		$—	$200,000
Mortgage loan (2)	3	5.04%	(4)	April 2025	(5)	96,000	96,000
Mortgage loan (2)	4	5.61%	(4)	April 2025	(5)	85,000	85,000
Mortgage loan (3)	1	5.06%		January 2029		26,652	26,833
	8					207,652	407,833
Deferred financing costs, net						(246)	(170)
Total mortgage loans, net						$207,406	$407,663

(1)In April 2024, the Company fully repaid this mortgage loan using a $200.0 million draw under its Revolver.
(2)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(3)Includes $1.7 million and $1.8 million at June 30, 2024 and December 31, 2023, respectively, related to a fair value adjustment on this mortgage loan from purchase price allocation at hotel property acquisition. This mortgage loan requires payments of interest only through maturity.
(4)Interest rate at June 30, 2024 gives effect to interest rate hedges.
(5)This mortgage loan provides for a one-year extension option to April 2026, subject to certain conditions.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. At June 30, 2024, all mortgage loans exceeded the minimum debt yield or DSCR thresholds.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Senior Notes	$9,688	$9,688	$19,375	$19,375
Revolver and Term Loans	13,787	7,266	22,847	15,810
Mortgage loans	2,612	5,616	8,269	9,559
Amortization of deferred financing costs	1,544	1,491	3,116	2,965
Non-cash interest expense related to interest rate hedges	418	482	900	964
Total interest expense	$28,049	$24,543	$54,507	$48,673

8.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

				Notional value at		Fair value at
Hedge type	Swap rate	Effective Date	Maturity Date	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Swap-cash flow-Daily SOFR	2.44%	January 2021	December 2023	$—	$75,000	$—	$—
Swap-cash flow-Daily SOFR	2.31%	January 2021	December 2023	—	75,000	—	—
Swap-cash flow-Daily SOFR	1.08%	April 2021	April 2024	—	50,000	—	827
Swap-cash flow-Daily SOFR	1.13%	April 2021	April 2024	—	50,000	—	819
Swap-cash flow-Daily SOFR	1.08%	April 2021	April 2024	—	50,000	—	829
Swap-cash flow-Daily SOFR	0.97%	April 2021	April 2024	—	50,000	—	849
Swap-cash flow-Daily SOFR	0.85%	April 2021	April 2024	—	25,000	—	436
Swap-cash flow-Daily SOFR	0.88%	April 2021	April 2024	—	25,000	—	434
Swap-cash flow-Daily SOFR	0.86%	April 2021	April 2024	—	25,000	—	436
Swap-cash flow-Daily SOFR	0.83%	April 2021	April 2024	—	25,000	—	439
Swap-cash flow-Term SOFR	4.37%	April 2023	April 2024	—	200,000	—	673
Swap-cash flow-Daily SOFR	0.77%	June 2020	December 2024	50,000	50,000	1,119	2,011
Swap-cash flow-Daily SOFR	0.63%	June 2020	December 2024	50,000	50,000	1,154	2,081
Swap-cash flow-Daily SOFR	1.16%	September 2021	September 2025	150,000	150,000	6,859	7,969
Swap-cash flow-Daily SOFR	0.56%	July 2021	January 2026	50,000	50,000	3,212	3,556
Swap-cash flow-Daily SOFR	2.95%	April 2024	April 2027	125,000	125,000	4,641	1,769
Swap-cash flow-Daily SOFR	2.85%	April 2024	April 2027	65,000	65,000	2,592	1,103
Swap-cash flow-Daily SOFR	2.75%	April 2024	April 2027	60,000	60,000	2,558	1,188
Swap-cash flow-Daily SOFR	3.70%	July 2024	July 2027	25,000	25,000	377	(254)
Swap-cash flow-Daily SOFR	3.45%	July 2024	July 2027	25,000	25,000	557	(77)
Swap-cash flow-Daily SOFR	3.71%	July 2024	July 2027	25,000	25,000	372	(259)
				$625,000	$1,275,000	$23,441	$24,829

As of June 30, 2024 and December 31, 2023, the aggregate fair value of the interest rate swap assets of $23.4 million and $25.4 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2023, the aggregate fair value of the interest rate swap liabilities of $0.6 million was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, there was approximately $22.2 million and $22.7 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate swaps. There was no ineffectiveness recorded during the three or six month periods ended June 30, 2024 or 2023. For the three and six months ended June 30, 2024, gains of approximately $4.8 million and $11.5 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. For the three and six months ended June 30, 2023, gains of approximately $7.5 million and $13.5 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. Approximately $14.7 million of the unrealized gains included in accumulated other comprehensive income at June 30, 2024 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$992,854	$917,880	$991,672	$928,750
Revolver and Term Loans, net	1,022,382	1,018,500	821,443	817,960
Mortgage loans, net	207,406	198,545	407,663	394,458
Debt, net	$2,222,642	$2,134,925	$2,220,778	$2,141,168

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets measured at fair value on a recurring basis as of June 30, 2024 (in thousands):

	Fair Value at June 30, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$23,441	$—	$23,441
Total	$—	$23,441	$—	$23,441

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$25,419	$—	$25,419
Interest rate swap liability	—	(590)	—	(590)
Total	$—	$24,829	$—	$24,829

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of June 30, 2024 and December 31, 2023.

11.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures, real estate taxes, insurance, and debt obligations where lenders hold restricted cash due to cash trap events. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues for future capital expenditures (including the periodic replacement or refurbishment of FF&E). Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of June 30, 2024 and December 31, 2023, approximately $36.1 million and $38.7 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes, and insurance.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of June 30, 2024, 96 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from three to 25 years. This number includes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.5% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 1.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2024, the Company incurred management fee expense of approximately $11.3 million and $21.2 million, respectively. For the three and six months ended June 30, 2023, the Company incurred management fee expense of approximately $11.1 million and $21.9 million, respectively.

Franchise Agreements

As of June 30, 2024, 58 of the Company’s consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, three hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2024, the Company incurred franchise fee expense of approximately $18.5 million and $34.3 million, respectively. For the three and six months ended June 30, 2023, the Company incurred franchise fee expense of approximately $18.1 million and $33.5 million, respectively.

12.       Equity

Common Shares of Beneficial Interest

During the six months ended June 30, 2024, the Company declared a cash dividend of $0.10 per common share in each of the first and second quarters of 2024. During the six months ended June 30, 2023, the Company declared a cash dividend of $0.08 per common share in each of the first and second quarters of 2023.

On April 26, 2024, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2024 to May 8, 2025 (the "2024 Share Repurchase
Program"). During the six months ended June 30, 2024, the Company repurchased and retired approximately 0.4 million common shares for approximately $4.2 million, of which $1.3 million was repurchased under a share repurchase program authorized by the Company’s board of trustees in 2023, which expired May 8, 2024, and $2.9 million was repurchased under the 2024 Share Repurchase Program. Subsequent to June 30, 2024, the Company repurchased and retired approximately 0.2 million common shares for approximately $2.1 million. As of August 2, 2024, the 2024 Share Repurchase Program had a remaining capacity of $245.0 million.

During the six months ended June 30, 2023, the Company repurchased and retired approximately 5.1 million common shares for approximately $52.0 million.

Series A Preferred Shares

During the six months ended June 30, 2024 and 2023, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first and second quarters of 2024 and 2023.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of June 30, 2024, 771,831 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of June 30, 2024 is as follows:

	2024
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	2,305,303	$13.52
Granted	925,731	11.57
Vested	(1,569,836)	14.28
Forfeited	(20,157)	11.26
Unvested at June 30, 2024	1,641,041	$11.72

For the three and six months ended June 30, 2024, the Company recognized approximately $3.0 million and $7.1 million, respectively, of share-based compensation expense related to restricted share awards. For the three and six months ended June 30, 2023, the Company recognized approximately $3.8 million and $7.4 million, respectively, of share-based compensation expense related to restricted share awards. As of June 30, 2024, there was $16.0 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.0 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the six months ended June 30, 2024 and 2023 was approximately $17.4 million and $9.5 million, respectively.

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
A summary of the performance unit awards is as follows:

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range	Risk Free Interest Rate	Volatility
February 2021 (1)	431,151	$20.90	0% to 200%	0.23%	69.47%
February 2022	407,024	$21.96	0% to 200%	1.70%	70.15%
February 2023	574,846	$16.90	0% to 200%	4.33%	66.70%
February 2024	703,325	$15.13	0% to 200%	4.43%	35.60%
(1) In February 2024, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 253,000 restricted shares, all of which vested immediately. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the six months ended June 30, 2024 was approximately $3.0 million.

For the three and six months ended June 30, 2024, the Company recognized approximately $2.3 million and $4.6 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and six months ended June 30, 2023, the Company recognized approximately $2.3 million and $4.4 million, respectively, of share-based compensation expense related to the performance unit awards. As of June 30, 2024, there was $16.4 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.1 years.

 As of June 30, 2024, there were 2,041,822 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and six months ended June 30, 2024 and 2023, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to RLJ	$37,106	$41,395	$42,043	$52,040
Less: Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Less: Dividends paid on unvested restricted shares	(164)	(197)	(414)	(399)
Less: Undistributed earnings attributable to unvested restricted shares	(162)	(351)	—	(219)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$30,501	$34,568	$29,072	$38,865

Denominator:
Weighted-average number of common shares - basic	153,641,065	156,424,444	153,305,640	157,945,406
Unvested restricted shares	385,801	316,743	774,210	435,974
Unvested performance units	79,005	—	71,285	—
Weighted-average number of common shares - diluted	154,105,871	156,741,187	154,151,135	158,381,380

Net income per share attributable to common shareholders - basic	$0.20	$0.22	$0.19	$0.25

Net income per share attributable to common shareholders - diluted	$0.20	$0.22	$0.19	$0.25

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$371,133	$476,936
Restricted cash reserves	36,081	34,396
Cash, cash equivalents, and restricted cash reserves	$407,214	$511,332

Interest paid	$50,355	$44,386

Income taxes paid	$2,055	$1,924

Operating cash flow lease payments for operating leases	$7,821	$8,630

Right-of-use asset obtained in exchange for lease obligation	$—	$5,016

Right-of-use asset and lease liability adjustments due to remeasurement	$(1,221)	$—

Right-of-use asset and lease liability reclassifications to land due to acquisition	$1,187	$—

Supplemental investing and financing transactions
In connection with acquisitions, the Company recorded the following:
Purchase price	$160,500	$—
Application of purchase deposit	(2,400)	—
Transaction costs	488	—
Operating prorations	(243)	—
Acquisitions, net	$158,345	$—

In connection with the sales of hotel properties, the Company recorded the following:
Sales price	$8,078	$—
Transaction costs	(394)	(44)
Operating prorations	(5)	—
Proceeds from sales of hotel properties, net	$7,679	$(44)

Supplemental non-cash transactions
Accrued capital expenditures	$18,440	$10,854

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

Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the sections entitled "Special Note About Forward-Looking Statements," "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report, as well as the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC.

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

As of June 30, 2024, we owned 97 hotel properties with approximately 21,500 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 95 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 96 hotel properties in which we hold a controlling interest, and we record the real estate interest in the one hotel property in which we hold an indirect 50% non-controlling interest using the equity method of accounting. We lease 96 of the 97 hotel properties to our TRSs, of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership. As of June 30, 2024, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the OP units.

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

•Sold a hotel property for a sales price of approximately $8.1 million.

•Acquired the 110-room Hotel Teatro in Denver, Colorado for $35.5 million.

•Repurchased and retired approximately 0.6 million common shares for approximately $6.2 million.

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

Results of Operations

At both June 30, 2024 and 2023, we owned 97 hotel properties.  Based on when a hotel property is acquired or sold, the operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2024 and 2023. The non-comparable properties include one hotel property that was sold and one hotel property that was acquired in 2024.

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

	For the three months ended June 30,
	2024	2023	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$303,652	$295,496	$8,156
Food and beverage revenue	40,843	38,132	2,711
Other revenue	24,802	23,332	1,470
Total revenues	369,297	356,960	12,337
Expenses
Operating expenses
Room expense	73,941	70,333	3,608
Food and beverage expense	30,304	28,037	2,267
Management and franchise fee expense	29,789	29,277	512
Other operating expenses	90,792	84,207	6,585
Total property operating expenses	224,826	211,854	12,972
Depreciation and amortization	44,474	44,925	(451)
Property tax, insurance and other	28,753	24,684	4,069
General and administrative	13,940	14,627	(687)
Transaction costs	76	4	72
Total operating expenses	312,069	296,094	15,975
Other income, net	687	736	(49)
Interest income	4,118	5,011	(893)
Interest expense	(28,049)	(24,543)	(3,506)
Gain (loss) on sale of hotel properties, net	3,546	(44)	3,590
Loss on extinguishment of indebtedness, net	—	(169)	169
Income before equity in income from unconsolidated joint ventures	37,530	41,857	(4,327)
Equity in income from unconsolidated joint ventures	154	220	(66)
Income before income tax expense	37,684	42,077	(4,393)
Income tax expense	(393)	(357)	(36)
Net income	37,291	41,720	(4,429)
Net income attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(169)	(171)	2
Noncontrolling interest in consolidated joint ventures	(16)	(154)	138
Net income attributable to RLJ	37,106	41,395	(4,289)
Preferred dividends	(6,279)	(6,279)	—
Net income attributable to common shareholders	$30,827	$35,116	$(4,289)

Revenues

Total revenues increased $12.3 million to $369.3 million for the three months ended June 30, 2024 from $357.0 million for the three months ended June 30, 2023. The increase was the result of a $8.2 million increase in room revenue, a $2.7 million increase in food and beverage revenue, and a $1.5 million increase in other revenue.

Room Revenue

Room revenue increased $8.2 million to $303.7 million for the three months ended June 30, 2024 from $295.5 million for the three months ended June 30, 2023.  The increase in room revenue was primarily due to an increase in corporate and group travel.

The following are the quarter-to-date key hotel operating statistics for the comparable properties:

	For the three months ended June 30,
	2024	2023
Occupancy	76.7%	75.1%
ADR	$204.96	$203.79
RevPAR	$157.13	$153.03

Food and Beverage Revenue

Food and beverage revenue increased $2.7 million to $40.8 million for the three months ended June 30, 2024 from $38.1 million for the three months ended June 30, 2023. The increase in food and beverage revenue was primarily due to increases in banquet and catering revenue and the ramping up of our recently converted and renovated hotels.

Other Revenue

Other revenue increased $1.5 million to $24.8 million for the three months ended June 30, 2024 from $23.3 million for the three months ended June 30, 2023.  The increase in other revenue was primarily due to an increase in parking and resort fees.

Property Operating Expenses

Property operating expenses increased $13.0 million to $224.8 million for the three months ended June 30, 2024 from $211.9 million for the three months ended June 30, 2023. The increase was due to a $12.9 million increase in property operating expenses from the comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the three months ended June 30,
	2024	2023	$ Change
Room expense	$73,758	$70,180	$3,578
Food and beverage expense	30,258	28,037	2,221
Management and franchise fee expense	29,732	29,178	554
Other operating expenses	90,542	83,988	6,554
Total property operating expenses	$224,290	$211,383	$12,907

The increase in property operating expenses from the comparable properties was primarily due to increases in wages and benefits, as well as increases in sales and marketing, utilities, and other operating expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.5 million to $44.5 million for the three months ended June 30, 2024 from $44.9 million for the three months ended June 30, 2023.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $4.1 million to $28.8 million for the three months ended June 30, 2024 from $24.7 million for the three months ended June 30, 2023. The increase was primarily attributable to increases in property taxes and insurance premiums.

General and Administrative

General and administrative expense decreased $0.7 million to $13.9 million for the three months ended June 30, 2024 from $14.6 million for the three months ended June 30, 2023.

Interest Income

Interest income decreased $0.9 million to $4.1 million for the three months ended June 30, 2024 from $5.0 million for the three months ended June 30, 2023. The decrease was attributable to lower average cash balances, partially offset by the impact of higher interest rates due to increases in the federal funds rate.

Interest Expense

Interest expense increased $3.5 million to $28.0 million for the three months ended June 30, 2024 from $24.5 million for the three months ended June 30, 2023. The increase was attributable to higher interest rates on our unhedged variable rate debt combined with an increase in the amount of our debt that was unhedged. The components of our interest expense for the three months ended June 30, 2024 and 2023 were as follows (in thousands):

	For the three months ended June 30,
	2024	2023	$ Change
Senior Notes	$9,688	$9,688	$—
Revolver and Term Loans	13,787	7,266	6,521
Mortgage loans	2,612	5,616	(3,004)
Amortization of deferred financing costs	1,544	1,491	53
Non-cash interest expense related to interest rate hedges	418	482	(64)
Total interest expense	$28,049	$24,543	$3,506

Gain (Loss) on Sale of Hotel Properties, net

During the three months ended June 30, 2024, we sold one hotel property for a sales price of approximately $8.1 million and recorded a net gain on the sale of approximately $3.5 million. There were no hotels sold during the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

	For the six months ended June 30,
	2024	2023	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$570,282	$556,328	$13,954
Food and beverage revenue	76,532	71,420	5,112
Other revenue	46,893	43,715	3,178
Total revenues	693,707	671,463	22,244
Expenses
Operating expenses
Room expense	143,327	136,384	6,943
Food and beverage expense	58,931	54,174	4,757
Management and franchise fee expense	55,444	55,459	(15)
Other operating expenses	180,601	166,831	13,770
Total property operating expenses	438,303	412,848	25,455
Depreciation and amortization	89,153	89,921	(768)
Property tax, insurance and other	56,587	49,332	7,255
General and administrative	29,045	28,283	762
Transaction costs	90	24	66
Total operating expenses	613,178	580,408	32,770
Other income, net	3,878	1,585	2,293
Interest income	8,905	8,675	230
Interest expense	(54,507)	(48,673)	(5,834)
Gain (loss) on sale of hotel properties, net	3,546	(44)	3,590
Loss on extinguishment of indebtedness, net	—	(169)	169
Income before equity in income from unconsolidated joint ventures	42,351	52,429	(10,078)
Equity in income from unconsolidated joint ventures	388	501	(113)
Income before income tax expense	42,739	52,930	(10,191)
Income tax expense	(702)	(696)	(6)
Net income	42,037	52,234	(10,197)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(167)	(188)	21
Noncontrolling interest in consolidated joint ventures	173	(6)	179
Net income attributable to RLJ	42,043	52,040	(9,997)
Preferred dividends	(12,557)	(12,557)	—
Net income attributable to common shareholders	$29,486	$39,483	$(9,997)

Revenues

Total revenues increased $22.2 million to $693.7 million for the six months ended June 30, 2024 from $671.5 million for the six months ended June 30, 2023. The increase was the result of a $14.0 million increase in room revenue, a $5.1 million increase in food and beverage revenue, and a $3.2 million increase in other revenue.

Room Revenue

Room revenue increased $14.0 million to $570.3 million for the six months ended June 30, 2024 from $556.3 million for the six months ended June 30, 2023.  The increase in room revenue was primarily due to an increase in corporate and group travel.

The following are the year-to-date key hotel operating statistics for the comparable properties:

	For the six months ended June 30,
	2024	2023
Occupancy	73.0%	71.8%
ADR	$202.18	$201.67
RevPAR	$147.60	$144.88

Food and Beverage Revenue

Food and beverage revenue increased $5.1 million to $76.5 million for the six months ended June 30, 2024 from $71.4 million for the six months ended June 30, 2023. The increase in food and beverage revenue was primarily due to increases in banquet and catering revenue and the ramping up of our recently converted and renovated hotels.

Other Revenue

Other revenue increased $3.2 million to $46.9 million for the six months ended June 30, 2024 from $43.7 million for the six months ended June 30, 2023.  The increase in other revenue was primarily due to an increase in parking and resort fees.

Property Operating Expenses

Property operating expenses increased $25.5 million to $438.3 million for the six months ended June 30, 2024 from $412.8 million for the six months ended June 30, 2023. The increase was due to a $25.3 million increase in property operating expenses from the comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the six months ended June 30,
	2024	2023	$ Change
Room expense	$142,977	$136,094	$6,883
Food and beverage expense	58,888	54,174	4,714
Management and franchise fee expense	55,310	55,285	25
Other operating expenses	180,088	166,409	13,679
Total property operating expenses	$437,263	$411,962	$25,301

The increase in property operating expenses from the comparable properties was primarily due to increases in wages and benefits, as well as increases in sales and marketing, utilities, and other operating expenses.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $7.3 million to $56.6 million for the six months ended June 30, 2024 from $49.3 million for the six months ended June 30, 2023.  The increase was primarily attributable to increases in property taxes and insurance premiums.

General and Administrative

General and administrative expense increased $0.8 million to $29.0 million for the six months ended June 30, 2024 from $28.3 million for the six months ended June 30, 2023.

Other Income, net

Other income, net increased $2.3 million to $3.9 million for the six months ended June 30, 2024 from $1.6 million for the six months ended June 30, 2023. The increase was primarily attributable to the receipt of certain COVID-19 relief awards during the six months ended June 30, 2024.

Interest Income

Interest income increased $0.2 million to $8.9 million for the six months ended June 30, 2024 from $8.7 million for the six months ended June 30, 2023. The increase was attributable to higher interest rates due to increases in the federal funds rate, partially offset by the impact of lower average cash balances.

Interest Expense

Interest expense increased $5.8 million to $54.5 million for the six months ended June 30, 2024 from $48.7 million for the six months ended June 30, 2023. The increase was attributable to higher interest rates on our unhedged variable rate debt combined with an increase in the amount of our debt that was unhedged. The components of our interest expense for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	For the six months ended June 30,
	2024	2023	$ Change
Senior Notes	$19,375	$19,375	$—
Revolver and Term Loans	22,847	15,810	7,037
Mortgage loans	8,269	9,559	(1,290)
Amortization of deferred financing costs	3,116	2,965	151
Non-cash interest expense related to interest rate hedges	900	964	(64)
Total interest expense	$54,507	$48,673	$5,834

Gain (Loss) on Sale of Hotel Properties, net

During the six months ended June 30, 2024, we sold one hotel property for a sales price of approximately $8.1 million and recorded a net gain on the sale of approximately $3.5 million. There were no hotels sold during the six months ended June 30, 2023.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net income	$37,291	$41,720	$42,037	$52,234
Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Depreciation and amortization	44,474	44,925	89,153	89,921
(Gain) loss on sale of hotel properties, net	(3,546)	44	(3,546)	44
Noncontrolling interest in consolidated joint ventures	(16)	(154)	173	(6)
Adjustments related to consolidated joint venture (1)	(47)	(44)	(92)	(87)
Adjustments related to unconsolidated joint venture (2)	228	236	457	473
FFO	72,105	80,448	115,625	130,022
Transaction costs	76	4	90	24
Pre-opening costs (3)	125	639	199	860
Loss on extinguishment of indebtedness, net	—	169	—	169
Amortization of share-based compensation	5,275	6,089	11,708	11,781
Non-cash interest expense related to discontinued interest rate hedges	418	482	900	964
Other expenses (4)	620	5	1,951	96
Adjusted FFO	$78,619	$87,836	$130,473	$143,916

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

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net income	$37,291	$41,720	$42,037	$52,234
Depreciation and amortization	44,474	44,925	89,153	89,921
Interest expense, net of interest income	23,931	19,532	45,602	39,998
Income tax expense	393	357	702	696
Adjustments related to unconsolidated joint venture (1)	332	345	667	690
EBITDA	106,421	106,879	178,161	183,539
(Gain) loss on sale of hotel properties, net	(3,546)	44	(3,546)	44
EBITDAre	102,875	106,923	174,615	183,583
Transaction costs	76	4	90	24
Pre-opening costs (2)	125	639	199	860
Loss on extinguishment of indebtedness, net	—	169	—	169
Amortization of share-based compensation	5,275	6,089	11,708	11,781
Other expenses (3)	620	5	1,951	96
Adjusted EBITDA	$108,971	$113,829	$188,563	$196,513

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

•share repurchases under our share repurchase programs; and

•corporate and other general and administrative expenses.

As of June 30, 2024, we had $407.2 million of cash, cash equivalents, and restricted cash reserves as compared to $555.3 million at December 31, 2023.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $134.3 million and $137.1 million for the six months ended June 30, 2024 and 2023, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the six months ended June 30, 2024 and 2023.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $225.0 million for the six months ended June 30, 2024 primarily due to a $122.7 million acquisition of a fee simple interest in our Wyndham Boston Beacon Hill hotel property, a $35.7 million acquisition of a hotel property, $72.4 million in capital improvements and additions to our hotel properties and other assets, and a purchase deposit of $2.0 million. The net cash flow used in investing activities was partially offset by $7.7 million in proceeds from the sale of a hotel property.

The net cash flow used in investing activities totaled $65.8 million for the six months ended June 30, 2023 due to capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $57.4 million for the six months ended June 30, 2024 primarily due to $200.0 million in repayment of a maturing mortgage loan, $4.2 million paid to repurchase common shares under our share repurchase programs, $43.9 million in distributions to shareholders and unitholders, and $9.0 million paid to repurchase common shares to satisfy employee tax withholding requirements. The net cash flow used in financing activities was partially offset by $200.0 million in borrowings on our Revolver.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2024, approximately $36.1 million was held in FF&E reserve accounts for future capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2024, we had approximately $1.2 billion of total variable rate debt outstanding (or 54.1% of total indebtedness) with a weighted-average interest rate of 5.46% per annum. After taking into consideration the effect of interest rate swaps, 70.6% of our total indebtedness was fixed or effectively fixed. As of June 30, 2024, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $6.6 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2024, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Fixed rate debt (1)(2)	$—	$—	$500,000	$—	$—	$525,000	$1,025,000
Weighted-average interest rate	—%	—%	3.75%	—%	—%	4.05%	3.90%
Variable rate debt (1)	$—	$581,000	$425,000	$200,000	$—	$—	$1,206,000
Weighted-average interest rate (3)	—%	4.90%	5.47%	7.09%	—%	—%	5.46%
Total	$—	$581,000	$925,000	$200,000	$—	$525,000	$2,231,000

(1)Excludes $2.6 million, $0.2 million and $7.1 million of net deferred financing costs on the Term Loans, mortgage loans and Senior Notes, respectively.
(2)Excludes $1.7 million related to a fair value adjustment on debt.
(3)The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements. As of June 30, 2024, the estimated fair value of our fixed rate debt was $939.7 million, which was based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remained constant, we expect the fair value of our debt would decrease by approximately $30.4 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2024 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended June 30, 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2024 through April 30, 2024	65,349	$11.11	—	19,334,375
May 1, 2024 through May 31, 2024	447,589	$10.63	50,891	24,999,949
June 1, 2024 through June 30, 2024	251,455	$9.71	251,455	25,655,077
Total	764,393		302,346

(1)Includes surrendered common shares owned by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2021 Plan.
(2)The 2024 Share Repurchase Program to acquire up to an aggregate of $250.0 million of common and preferred shares was approved in April 2024 and is set to expire on May 8, 2025. The prior share repurchase program expired on May 8, 2024. The maximum number of shares that may yet be repurchased under a share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of the Company’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

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

RLJ LODGING TRUST

Dated: August 2, 2024	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: August 2, 2024	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 2, 2024	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)