Form 10-Q
period 2024-09-30
RLJ Lodging Trust
filed 2024-11-07
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
As of October 31, 2024, 153,307,887 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Investment in hotel properties, net	$4,257,199	$4,136,216
Investment in unconsolidated joint ventures	7,237	7,398
Cash and cash equivalents	385,384	516,675
Restricted cash reserves	38,958	38,652
Hotel and other receivables, net of allowance of $294 and $265, respectively	26,437	26,163
Lease right-of-use assets	129,526	136,140
Prepaid expense and other assets	43,250	58,051
Total assets	$4,887,991	$4,919,295
Liabilities and Equity
Debt, net	$2,218,826	$2,220,778
Accounts payable and other liabilities	154,933	147,819
Advance deposits and deferred revenue	36,643	32,281
Lease liabilities	119,508	122,588
Accrued interest	12,114	22,539
Distributions payable	30,431	22,500
Total liabilities	2,572,455	2,568,505
Commitments and Contingencies (Note 11)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at September 30, 2024 and December 31, 2023	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 153,628,657 and 155,297,829 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,536	1,553
Additional paid-in capital	2,990,553	3,000,894
Distributions in excess of net earnings	(1,066,035)	(1,055,183)
Accumulated other comprehensive income	8,835	22,662
Total shareholders’ equity	2,301,825	2,336,862
Noncontrolling interests:
Noncontrolling interest in the Operating Partnership	6,258	6,294
Noncontrolling interest in consolidated joint ventures	7,453	7,634
Total noncontrolling interests	13,711	13,928
Total equity	2,315,536	2,350,790
Total liabilities and equity	$4,887,991	$4,919,295

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues
Operating revenues
Room revenue	$283,614	$277,088	$853,896	$833,416
Food and beverage revenue	36,983	34,181	113,515	105,601
Other revenue	25,147	23,137	72,040	66,852
Total revenues	345,744	334,406	1,039,451	1,005,869
Expenses
Operating expenses
Room expense	74,558	71,278	217,885	207,662
Food and beverage expense	29,348	27,430	88,279	81,604
Management and franchise fee expense	27,339	27,095	82,783	82,554
Other operating expenses	92,350	87,736	272,951	254,567
Total property operating expenses	223,595	213,539	661,898	626,387
Depreciation and amortization	44,892	44,727	134,045	134,648
Property tax, insurance and other	24,156	26,936	80,743	76,268
General and administrative	12,781	14,747	41,826	43,030
Transaction costs	209	2	299	26
Total operating expenses	305,633	299,951	918,811	880,359
Other income, net	791	1,921	4,669	3,506
Interest income	4,286	5,302	13,191	13,977
Interest expense	(28,643)	(24,833)	(83,150)	(73,506)
Gain (loss) on sale of hotel properties, net	4,755	16	8,301	(28)
Loss on extinguishment of indebtedness, net	(129)	—	(129)	(169)
Income before equity in (loss) income from unconsolidated joint ventures	21,171	16,861	63,522	69,290
Equity in (loss) income from unconsolidated joint ventures	(149)	(186)	239	315
Income before income tax expense	21,022	16,675	63,761	69,605
Income tax expense	(379)	(332)	(1,081)	(1,028)
Net income	20,643	16,343	62,680	68,577
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(49)	(50)	(216)	(238)
Noncontrolling interest in consolidated joint ventures	8	137	181	131
Net income attributable to RLJ	20,602	16,430	62,645	68,470
Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Net income attributable to common shareholders	$14,323	$10,151	$43,809	$49,634

Basic per common share data:
Net income per share attributable to common shareholders	$0.09	$0.06	$0.28	$0.31
Weighted-average number of common shares	153,070,639	154,563,284	153,226,734	156,805,643

Diluted per common share data:
Net income per share attributable to common shareholders	$0.09	$0.06	$0.28	$0.31
Weighted-average number of common shares	153,240,169	155,081,645	153,830,754	157,280,206

Comprehensive income:
Net income	$20,643	$16,343	$62,680	$68,577
Unrealized loss on interest rate derivatives	(13,336)	(2,180)	(13,827)	(1,038)
Comprehensive income	7,307	14,163	48,853	67,539
Comprehensive (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(49)	(50)	(216)	(238)
Noncontrolling interest in consolidated joint ventures	8	137	181	131
Comprehensive income attributable to RLJ	$7,266	$14,250	$48,818	$67,432

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2023	12,879,475	$366,936	155,297,829	$1,553	$3,000,894	$(1,055,183)	$22,662	$6,294	$7,634	$2,350,790
Net income (loss)	—	—	—	—	—	62,645	—	216	(181)	62,680
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(13,827)	—	—	(13,827)
Issuance of restricted stock	—	—	1,178,779	11	(11)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	17,651	—	—	—	—	17,651
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(807,917)	(8)	(9,006)	—	—	—	—	(9,014)
Shares acquired as part of a share repurchase program	—	—	(2,014,493)	(20)	(18,975)	—	—	—	—	(18,995)
Forfeiture of restricted stock	—	—	(25,541)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(18,836)	—	—	—	(18,836)
Distributions on common shares and units	—	—	—	—	—	(54,661)	—	(252)	—	(54,913)
Balance at September 30, 2024	12,879,475	$366,936	153,628,657	$1,536	$2,990,553	$(1,066,035)	$8,835	$6,258	$7,453	$2,315,536

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at June 30, 2024	12,879,475	$366,936	155,240,677	$1,552	$3,000,394	$(1,057,061)	$22,171	$6,318	$7,461	$2,347,771
Net income (loss)	—	—	—	—	—	20,602	—	49	(8)	20,643
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(13,336)	—	—	(13,336)
Amortization of share-based compensation	—	—	—	—	4,946	—	—	—	—	4,946
Shares acquired as part of a share repurchase program	—	—	(1,606,636)	(16)	(14,787)	—	—	—	—	(14,803)
Forfeiture of restricted stock	—	—	(5,384)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(23,297)	—	(109)	—	(23,406)
Balance at September 30, 2024	12,879,475	$366,936	153,628,657	$1,536	$2,990,553	$(1,066,035)	$8,835	$6,258	$7,453	$2,315,536

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$62,680	$68,577
Adjustments to reconcile net income to cash flow provided by operating activities:
(Gain) loss on sale of hotel properties, net	(8,301)	28
Loss on extinguishment of indebtedness, net	129	169
Depreciation and amortization	134,045	134,648
Amortization of deferred financing costs	4,779	4,528
Non-cash lease expense and other amortization	4,210	3,662
Equity in income from unconsolidated joint ventures	(239)	(315)
Distributions of income from unconsolidated joint ventures	400	—
Amortization of share-based compensation	16,260	18,028
Changes in assets and liabilities:
Hotel and other receivables, net	(292)	(9,462)
Prepaid expense and other assets	(3,337)	8,388
Accounts payable and other liabilities	10,186	(1,175)
Advance deposits and deferred revenue	4,298	7,226
Accrued interest	(10,425)	(8,114)
Net cash flow provided by operating activities	214,393	226,188
Cash flows from investing activities
Acquisitions, net	(158,744)	—
Proceeds from sales of hotel properties, net	19,542	(28)
Improvements and additions to hotel properties and other assets	(107,048)	(101,980)
Net cash flow used in investing activities	(246,250)	(102,008)
Cash flows from financing activities
Borrowings under Revolver	200,000	—
Repayment of Revolver	(100,000)	—
Borrowings on Term Loans	500,000	320,000
Repayments of Term Loans	(400,000)	(318,662)
Repayment of mortgage loan	(200,000)	—
Repurchase of common shares under share repurchase programs	(18,995)	(66,783)
Repurchase of common shares to satisfy employee tax withholding requirements	(9,014)	(4,398)
Distributions on preferred shares	(18,836)	(18,836)
Distributions on common shares	(46,769)	(33,577)
Distributions on Operating Partnership units	(213)	(149)
Payments of deferred financing costs	(5,301)	(7,791)
Net cash flow used in financing activities	(99,128)	(130,196)
Net change in cash, cash equivalents, and restricted cash reserves	(130,985)	(6,016)
Cash, cash equivalents, and restricted cash reserves, beginning of year	555,327	536,386
Cash, cash equivalents, and restricted cash reserves, end of period	$424,342	$530,370

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2024, there were 154,400,488 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of September 30, 2024, the Company owned 96 hotel properties with approximately 21,300 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 94 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 95 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 95 of the 96 hotel properties to its taxable REIT subsidiaries ("TRSs"), of which the Company owns a controlling financial interest.

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
3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Land and improvements	$1,129,190	$998,417
Buildings and improvements	4,186,098	4,117,210
Furniture, fixtures and equipment	839,541	798,410
	6,154,829	5,914,037
Accumulated depreciation	(1,897,630)	(1,777,821)
Investment in hotel properties, net	$4,257,199	$4,136,216

For the three and nine months ended September 30, 2024, the Company recognized depreciation expense related to its investment in hotel properties of approximately $44.9 million and $133.9 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized depreciation expense related to its investment in hotel properties of approximately $44.7 million and $134.6 million, respectively.

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

Also during the nine months ended September 30, 2024, the Company acquired a 100% interest in the following property:

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

The acquisition of Hotel Teatro was accounted for as an asset acquisition, whereby approximately $0.6 million of transaction costs were capitalized as part of the cost of the acquisition. The allocation of the costs for the property acquired was as follows (in thousands):

September 30, 2024
Land and improvements	$3,433
Buildings and improvements	29,716
Furniture, fixtures and equipment	2,996
Total purchase price	$36,145

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

5.            Sales of Hotel Properties

During the nine months ended September 30, 2024, the Company sold the following hotel properties in two separate transactions for a combined sales price of approximately $20.8 million.

Hotel Property Name	Location	Sale Date	Rooms
Residence Inn Merrillville	Merrillville, IN	May 21, 2024	78
Fairfield Inn & Suites Denver Cherry Creek	Denver, CO	September 9, 2024	134
		Total	212

The Company recorded net gains of $4.8 million and $8.3 million, respectively, for the three and nine months ended September 30, 2024 in connection with the sales of these hotel properties.

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended September 30, 2024				For the three months ended September 30, 2023
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Southern California	$40,220	$5,602	$4,656	$50,478	$37,507	$4,177	$4,068	$45,752
Northern California	36,850	2,838	2,104	41,792	38,573	3,651	2,041	44,265
South Florida	20,245	4,365	2,890	27,500	20,256	4,219	2,557	27,032
New York City	18,660	2,638	992	22,290	18,162	2,224	908	21,294
Chicago	18,432	2,491	880	21,803	18,204	2,450	854	21,508
Boston	15,948	1,129	657	17,734	14,931	880	420	16,231
Louisville	9,808	5,090	1,011	15,909	8,749	5,075	872	14,696
Washington, DC	14,144	300	695	15,139	14,256	323	561	15,140
Houston	10,987	728	1,084	12,799	10,172	742	1,164	12,078
Charleston	8,578	2,289	965	11,832	8,687	1,823	994	11,504
Other	89,742	9,513	9,213	108,468	87,591	8,617	8,698	104,906
Total	$283,614	$36,983	$25,147	$345,744	$277,088	$34,181	$23,137	$334,406

	For the nine months ended September 30, 2024				For the nine months ended September 30, 2023
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Southern California	$106,601	$14,850	$11,807	$133,258	$99,007	$11,928	$10,609	$121,544
Northern California	106,649	10,564	6,026	123,239	108,832	10,676	6,059	125,567
South Florida	87,883	15,634	8,879	112,396	86,311	15,126	7,290	108,727
New York City	49,339	7,090	2,613	59,042	46,768	6,262	2,478	55,508
Chicago	44,651	7,227	2,649	54,527	44,898	7,388	2,442	54,728
Louisville	32,211	14,270	2,823	49,304	29,844	12,605	2,810	45,259
Washington, DC	44,693	853	2,035	47,581	44,687	1,023	1,824	47,534
Boston	39,538	3,335	1,398	44,271	36,221	2,890	1,164	40,275
Houston	35,603	2,455	3,519	41,577	34,072	2,341	3,508	39,921
Charleston	29,682	8,094	2,801	40,577	27,629	6,101	3,020	36,750
Other	277,046	29,143	27,490	333,679	275,147	29,261	25,648	330,056
Total	$853,896	$113,515	$72,040	$1,039,451	$833,416	$105,601	$66,852	$1,005,869

7.              Debt

The Company's debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Senior Notes, net	$993,445	$991,672
Revolver Outstanding	100,000	—
Term Loans, net	918,006	821,443
Mortgage loans, net	207,375	407,663
Debt, net	$2,218,826	$2,220,778

Senior Notes

The Company's senior notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate	Maturity Date	September 30, 2024	December 31, 2023
2029 Senior Notes (1)	4.00%	September 2029	$500,000	$500,000
2026 Senior Notes (1)	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(6,555)	(8,328)
Total senior notes, net			$993,445	$991,672
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
•$500.0 million term loan with a scheduled maturity date of September 24, 2027 and up to two one-year extension options if certain conditions are satisfied (the "$500 Million Term Loan Maturing 2027");
•$200.0 million term loan with a scheduled maturity date of January 31, 2026 and up to two one-year extension options if certain conditions are satisfied (the "$200 Million Term Loan Maturing 2026"); and
•$225.0 million term loan with a scheduled maturity date of May 10, 2026 and up to two one-year extension options if certain conditions are satisfied (the "$225 Million Term Loan Maturing 2026").

The $500 Million Term Loan Maturing 2027, the $200 Million Term Loan Maturing 2026, and the $225 Million Term Loan Maturing 2026 are collectively referred to as the "Term Loans."

In September 2024, the Company entered into the $500 Million Term Loan Maturing 2027, the proceeds of which were used to repay an existing $400.0 million term loan with a scheduled maturity date of May 18, 2025 (the "$400 Million Term Loan Maturing 2025") and $100.0 million of outstanding borrowings under the Revolver. The $500 Million Term Loan Maturing 2027 matures on September 24, 2027, with up to two one-year extension options if certain conditions are satisfied. Borrowings under the $500 Million Term Loan Maturing 2027 bear interest at a variable rate with the same terms as the $400 Million Term Loan Maturing 2025. The Company paid approximately $5.1 million in lender fees and legal costs related to the refinancing.

The Company's unsecured credit agreements consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at September 30, 2024 (1)	Maturity Date	September 30, 2024	December 31, 2023
Revolver (2)	6.59%	May 2027	$100,000	$—
$500 Million Term Loan Maturing 2027	4.82%	September 2027 (4)	500,000	—
$400 Million Term Loan Maturing 2025 (3)	N/A	N/A	—	400,000
$200 Million Term Loan Maturing 2026	6.55%	January 2026 (4)	200,000	200,000
$225 Million Term Loan Maturing 2026	3.91%	May 2026 (4)	225,000	225,000
			1,025,000	825,000
Deferred financing costs, net (5)			(6,994)	(3,557)
Total Revolver and Term Loans, net			$1,018,006	$821,443

(1)Interest rate at September 30, 2024 gives effect to interest rate hedges.
(2)At September 30, 2024 and December 31, 2023, there was $500.0 million and $600.0 million, respectively, of borrowing capacity on the Revolver. The Company has the ability to extend the maturity date for an additional one-year period or up to two six-month periods ending May 2028 if certain conditions are satisfied. In April 2024, the Company borrowed $200.0 million under the Revolver and utilized the proceeds to repay a $200.0 million maturing mortgage loan. In September 2024, the Company utilized part of the $500 Million Term Loan Maturing 2027 proceeds to repay $100.0 million of outstanding borrowings under the Revolver.
(3)In September 2024, the Company utilized part of the $500 Million Term Loan Maturing 2027 proceeds to pay off this term loan.
(4)This Term Loan includes two one-year extension options at the Company's discretion, subject to certain conditions.
(5)Excludes $4.3 million and $5.6 million as of September 30, 2024 and December 31, 2023, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

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

Mortgage Loans

The Company's mortgage loans consisted of the following (dollars in thousands):

						Carrying Value at
	Number of Assets Encumbered	Interest Rate at September 30, 2024		Maturity Date		September 30, 2024	December 31, 2023
Mortgage loan (1)	N/A	N/A		N/A		$—	$200,000
Mortgage loan (2)	3	4.78%	(4)	April 2025	(5)	96,000	96,000
Mortgage loan (2)	4	5.29%	(4)	April 2025	(5)	85,000	85,000
Mortgage loan (3)	1	5.06%		January 2029		26,562	26,833
	8					207,562	407,833
Deferred financing costs, net						(187)	(170)
Total mortgage loans, net						$207,375	$407,663

(1)In April 2024, the Company repaid this mortgage loan using a $200.0 million draw under its Revolver.
(2)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(3)Includes $1.6 million and $1.8 million at September 30, 2024 and December 31, 2023, respectively, related to a fair value adjustment on this mortgage loan from purchase price allocation at hotel property acquisition. This mortgage loan requires payments of interest only through maturity.
(4)Interest rate at September 30, 2024 gives effect to interest rate hedges.
(5)This mortgage loan provides for a one-year extension option to April 2026, subject to certain conditions.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. At September 30, 2024, all mortgage loans exceeded the minimum debt yield or DSCR thresholds.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Senior Notes	$9,695	$9,695	$29,070	$29,070
Revolver and Term Loans	14,228	7,365	37,075	23,176
Mortgage loans	2,671	5,727	10,939	15,286
Amortization of deferred financing costs	1,663	1,564	4,779	4,528
Non-cash interest expense related to interest rate hedges	386	482	1,287	1,446
Total interest expense	$28,643	$24,833	$83,150	$73,506

8.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

				Notional value at		Fair value at
Hedge type	Swap rate	Effective Date	Maturity Date	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Swap-cash flow-Daily SOFR	2.44%	January 2021	December 2023	$—	$75,000	$—	$—
Swap-cash flow-Daily SOFR	2.31%	January 2021	December 2023	—	75,000	—	—
Swap-cash flow-Daily SOFR	1.08%	April 2021	April 2024	—	50,000	—	827
Swap-cash flow-Daily SOFR	1.13%	April 2021	April 2024	—	50,000	—	819
Swap-cash flow-Daily SOFR	1.08%	April 2021	April 2024	—	50,000	—	829
Swap-cash flow-Daily SOFR	0.97%	April 2021	April 2024	—	50,000	—	849
Swap-cash flow-Daily SOFR	0.85%	April 2021	April 2024	—	25,000	—	436
Swap-cash flow-Daily SOFR	0.88%	April 2021	April 2024	—	25,000	—	434
Swap-cash flow-Daily SOFR	0.86%	April 2021	April 2024	—	25,000	—	436
Swap-cash flow-Daily SOFR	0.83%	April 2021	April 2024	—	25,000	—	439
Swap-cash flow-Term SOFR	4.37%	April 2023	April 2024	—	200,000	—	673
Swap-cash flow-Daily SOFR	0.77%	June 2020	December 2024	50,000	50,000	516	2,011
Swap-cash flow-Daily SOFR	0.63%	June 2020	December 2024	50,000	50,000	533	2,081
Swap-cash flow-Daily SOFR	1.16%	September 2021	September 2025	150,000	150,000	4,228	7,969
Swap-cash flow-Daily SOFR	0.56%	July 2021	January 2026	50,000	50,000	2,108	3,556
Swap-cash flow-Daily SOFR	2.95%	April 2024	April 2027	125,000	125,000	1,383	1,769
Swap-cash flow-Daily SOFR	2.85%	April 2024	April 2027	65,000	65,000	885	1,103
Swap-cash flow-Daily SOFR	2.75%	April 2024	April 2027	60,000	60,000	971	1,188
Swap-cash flow-Daily SOFR	3.70%	July 2024	July 2027	25,000	25,000	(231)	(254)
Swap-cash flow-Daily SOFR	3.45%	July 2024	July 2027	25,000	25,000	(59)	(77)
Swap-cash flow-Daily SOFR	3.71%	July 2024	July 2027	25,000	25,000	(236)	(259)
Swap-cash flow-Daily SOFR	3.20%	January 2025	January 2028	25,000	—	(40)	—
Swap-cash flow-Daily SOFR	3.40%	January 2025	January 2028	25,000	—	(184)	—
Swap-cash flow-Daily SOFR	3.30%	January 2025	January 2029	25,000	—	(157)	—
				$700,000	$1,275,000	$9,717	$24,829

As of September 30, 2024 and December 31, 2023, the aggregate fair value of the interest rate swap assets of $10.6 million and $25.4 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the aggregate fair value of the interest rate swap liabilities of $0.9 million and $0.6 million, respectively, was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of September 30, 2024 and December 31, 2023, there was approximately $8.8 million and $22.7 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate swaps. There was no ineffectiveness recorded during the three or nine month periods ended September 30, 2024 or 2023. For the three and nine months ended September 30, 2024, gains of approximately $4.9 million and $16.3 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. For the three and nine months ended September 30, 2023, gains of approximately $8.3 million and $21.8 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. Approximately $8.0 million of the unrealized gains included in accumulated other comprehensive income at September 30, 2024 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$993,445	$951,880	$991,672	$928,750
Revolver and Term Loans, net	1,018,006	1,025,000	821,443	817,960
Mortgage loans, net	207,375	199,994	407,663	394,458
Debt, net	$2,218,826	$2,176,874	$2,220,778	$2,141,168

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 (in thousands):

	Fair Value at September 30, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$10,624	$—	$10,624
Interest rate swap liability	—	(907)	—	(907)
Total	$—	$9,717	$—	$9,717

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$25,419	$—	$25,419
Interest rate swap liability	—	(590)	—	(590)
Total	$—	$24,829	$—	$24,829

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of September 30, 2024 and December 31, 2023.

11.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures, real estate taxes, insurance, and debt obligations where lenders hold restricted cash due to cash trap events. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues for future capital expenditures (including the periodic replacement or refurbishment of FF&E). Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of September 30, 2024 and December 31, 2023, approximately $39.0 million and

$38.7 million, respectively, was available in the restricted cash reserves for future capital expenditures, real estate taxes, and insurance.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of September 30, 2024, 95 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from three to 25 years. This number includes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.5% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 1.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2024, the Company incurred management fee expense of approximately $10.2 million and $31.4 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred management fee expense of approximately $10.4 million and $32.3 million, respectively.

Franchise Agreements

As of September 30, 2024, 57 of the Company’s consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, three hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2024, the Company incurred franchise fee expense of approximately $17.1 million and $51.4 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred franchise fee expense of approximately $16.7 million and $50.2 million, respectively.

12.       Equity

Common Shares of Beneficial Interest

During the nine months ended September 30, 2024, the Company declared a cash dividend of $0.10 per common share in each of the first and second quarters of 2024 and a cash dividend of $0.15 per common share in the third quarter of 2024. During the nine months ended September 30, 2023, the Company declared a cash dividend of $0.08 per common share in each of the first and second quarters of 2023 and a cash dividend of $0.10 per common share in the third quarter of 2023.

On April 26, 2024, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2024 to May 8, 2025 (the "2024 Share Repurchase
Program"). During the nine months ended September 30, 2024, the Company repurchased and retired approximately 2.0 million common shares for approximately $19.0 million, of which $1.3 million was repurchased under a share repurchase program authorized by the Company’s board of trustees in 2023, which expired May 8, 2024, and $17.7 million was repurchased under the 2024 Share Repurchase Program. Subsequent to September 30, 2024, the Company repurchased and retired approximately 0.3 million common shares for approximately $3.0 million. As of November 7, 2024, the 2024 Share Repurchase Program had a remaining capacity of $229.3 million.

During the nine months ended September 30, 2023, the Company repurchased and retired approximately 6.6 million common shares for approximately $66.8 million.

Series A Preferred Shares

During the nine months ended September 30, 2024 and 2023, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first, second and third quarters of 2024 and 2023.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of September 30, 2024, 771,831 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of September 30, 2024 is as follows:

	2024
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	2,305,303	$13.52
Granted	925,731	11.57
Vested	(1,590,325)	14.24
Forfeited	(25,541)	11.22
Unvested at September 30, 2024	1,615,168	$11.73

For the three and nine months ended September 30, 2024, the Company recognized approximately $2.3 million and $9.4 million, respectively, of share-based compensation expense related to restricted share awards. For the three and nine months ended September 30, 2023, the Company recognized approximately $4.0 million and $11.4 million, respectively, of share-based compensation expense related to restricted share awards. As of September 30, 2024, there was $13.5 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 1.9 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the nine months ended September 30, 2024 and 2023 was approximately $17.6 million and $9.7 million, respectively.

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
(1) In February 2024, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 253,000 restricted shares, all of which vested immediately. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the nine months ended September 30, 2024 was approximately $3.0 million.

For the three and nine months ended September 30, 2024, the Company recognized approximately $2.3 million and $6.9 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and nine months ended September 30, 2023, the Company recognized approximately $2.3 million and $6.7 million, respectively, of share-based compensation expense related to the performance unit awards. As of September 30, 2024, there was $14.0 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 1.9 years.

 As of September 30, 2024, there were 2,047,206 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and nine months ended September 30, 2024 and 2023, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to RLJ	$20,602	$16,430	$62,645	$68,470
Less: Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Less: Dividends paid on unvested restricted shares	(242)	(243)	(657)	(642)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	—	(133)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$14,081	$9,908	$43,152	$48,859

Denominator:
Weighted-average number of common shares - basic	153,070,639	154,563,284	153,226,734	156,805,643
Unvested restricted shares	87,512	446,087	533,940	434,183
Unvested performance units	82,018	72,274	70,080	40,380
Weighted-average number of common shares - diluted	153,240,169	155,081,645	153,830,754	157,280,206

Net income per share attributable to common shareholders - basic	$0.09	$0.06	$0.28	$0.31

Net income per share attributable to common shareholders - diluted	$0.09	$0.06	$0.28	$0.31

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$385,384	$494,563
Restricted cash reserves	38,958	35,807
Cash, cash equivalents, and restricted cash reserves	$424,342	$530,370

Interest paid	$86,921	$76,935

Income taxes paid	$2,097	$1,910

Operating cash flow lease payments for operating leases	$11,614	$13,005

Right-of-use asset obtained in exchange for lease obligation	$—	$5,016

Right-of-use asset and lease liability adjustments due to remeasurement	$(1,165)	$—

Right-of-use asset and lease liability reclassifications to land due to acquisition	$1,187	$—

Supplemental investing and financing transactions
In connection with acquisitions, the Company recorded the following:
Purchase prices	$160,500	$—
Application of purchase deposit	(2,400)	—
Transaction costs	887	—
Operating prorations	(243)	—
Acquisitions, net	$158,744	$—

In connection with the sales of hotel properties, the Company recorded the following:
Sales prices	$20,778	$—
Transaction costs	(1,077)	(28)
Operating prorations	(159)	—
Proceeds from sales of hotel properties, net	$19,542	$(28)

Supplemental non-cash transactions
Accrued capital expenditures	$18,241	$13,645

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

As of September 30, 2024, we owned 96 hotel properties with approximately 21,300 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 94 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 95 hotel properties in which we hold a controlling interest, and we record the real estate interest in the one hotel property in which we hold an indirect 50% non-controlling interest using the equity method of accounting. We lease 95 of the 96 hotel properties to our TRSs, of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership. As of September 30, 2024, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the OP units.

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

•Sold two hotel properties for a combined sales price of approximately $20.8 million.

•Acquired the 110-room Hotel Teatro in Denver, Colorado for $35.5 million.

•Entered into a new $500.0 million Term Loan, the proceeds of which were used to repay our $400.0 million term loan maturing in 2025 and $100.0 million of borrowings under our Revolver.

•Repurchased and retired approximately 2.3 million common shares for approximately $22.0 million.

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

Results of Operations

At September 30, 2024 and 2023, we owned 96 and 97 hotel properties, respectively.  Based on when a hotel property is acquired or sold, the operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2024 and 2023. The non-comparable properties include two hotel properties that were sold and one hotel property that was acquired in 2024.

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

	For the three months ended September 30,
	2024	2023	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$283,614	$277,088	$6,526
Food and beverage revenue	36,983	34,181	2,802
Other revenue	25,147	23,137	2,010
Total revenues	345,744	334,406	11,338
Expenses
Operating expenses
Room expense	74,558	71,278	3,280
Food and beverage expense	29,348	27,430	1,918
Management and franchise fee expense	27,339	27,095	244
Other operating expenses	92,350	87,736	4,614
Total property operating expenses	223,595	213,539	10,056
Depreciation and amortization	44,892	44,727	165
Property tax, insurance and other	24,156	26,936	(2,780)
General and administrative	12,781	14,747	(1,966)
Transaction costs	209	2	207
Total operating expenses	305,633	299,951	5,682
Other income, net	791	1,921	(1,130)
Interest income	4,286	5,302	(1,016)
Interest expense	(28,643)	(24,833)	(3,810)
Gain on sale of hotel properties, net	4,755	16	4,739
Loss on extinguishment of indebtedness, net	(129)	—	(129)
Income before equity in loss from unconsolidated joint ventures	21,171	16,861	4,310
Equity in loss from unconsolidated joint ventures	(149)	(186)	37
Income before income tax expense	21,022	16,675	4,347
Income tax expense	(379)	(332)	(47)
Net income	20,643	16,343	4,300
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(49)	(50)	1
Noncontrolling interest in consolidated joint ventures	8	137	(129)
Net income attributable to RLJ	20,602	16,430	4,172
Preferred dividends	(6,279)	(6,279)	—
Net income attributable to common shareholders	$14,323	$10,151	$4,172

Revenues

Total revenues increased $11.3 million to $345.7 million for the three months ended September 30, 2024 from $334.4 million for the three months ended September 30, 2023. The increase was the result of a $6.5 million increase in room revenue, a $2.8 million increase in food and beverage revenue, and a $2.0 million increase in other revenue.

Room Revenue

Room revenue increased $6.5 million to $283.6 million for the three months ended September 30, 2024 from $277.1 million for the three months ended September 30, 2023.  The increase was the result of a $5.6 million increase in room revenue attributable to the comparable properties, primarily due to an increase in corporate and group travel.

The following are the quarter-to-date key hotel operating statistics for the comparable properties:

	For the three months ended September 30,
	2024	2023
Occupancy	75.1%	74.1%
ADR	$193.07	$191.92
RevPAR	$144.97	$142.20

Food and Beverage Revenue

Food and beverage revenue increased $2.8 million to $37.0 million for the three months ended September 30, 2024 from $34.2 million for the three months ended September 30, 2023. The increase in food and beverage revenue was primarily due to increases in outlet revenue and the ramping up of our recently converted and renovated hotels.

Other Revenue

Other revenue increased $2.0 million to $25.1 million for the three months ended September 30, 2024 from $23.1 million for the three months ended September 30, 2023.  The increase in other revenue was primarily due to an increase in parking and resort fees.

Property Operating Expenses

Property operating expenses increased $10.1 million to $223.6 million for the three months ended September 30, 2024 from $213.5 million for the three months ended September 30, 2023. The increase was due to a $9.2 million increase in property operating expenses from the comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the three months ended September 30,
	2024	2023	$ Change
Room expense	$73,898	$70,799	$3,099
Food and beverage expense	28,977	27,430	1,547
Management and franchise fee expense	27,123	26,842	281
Other operating expenses	91,388	87,164	4,224
Total property operating expenses	$221,386	$212,235	$9,151

The increase in property operating expenses from the comparable properties was primarily due to increases in wages and benefits, as well as increases in room and food and beverage expenses, and increases in other operating expenses, primarily due to increases in sales and marketing, utilities, and administrative expenses.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $2.8 million to $24.2 million for the three months ended September 30, 2024 from $26.9 million for the three months ended September 30, 2023. The decrease was primarily attributable to the beneficial impact of successful real estate tax appeals in the current quarter, partially offset by increases in insurance premiums.

General and Administrative

General and administrative expense decreased $2.0 million to $12.8 million for the three months ended September 30, 2024 from $14.7 million for the three months ended September 30, 2023. The decrease was primarily attributable to a decrease in non-cash compensation expense.

Other Income, net

Other income, net decreased $1.1 million to $0.8 million for the three months ended September 30, 2024 from $1.9 million for the three months ended September 30, 2023. The decrease was primarily attributable to the receipt of certain COVID-19 relief awards during the three months ended September 30, 2023.

Interest Income

Interest income decreased $1.0 million to $4.3 million for the three months ended September 30, 2024 from $5.3 million for the three months ended September 30, 2023. The decrease was attributable to lower average cash balances during the current quarter compared with those during the three months ended September 30, 2023.

Interest Expense

Interest expense increased $3.8 million to $28.6 million for the three months ended September 30, 2024 from $24.8 million for the three months ended September 30, 2023. The increase was attributable to higher interest rates on our unhedged variable rate debt combined with an increase in the amount of debt that was unhedged. The components of our interest expense for the three months ended September 30, 2024 and 2023 were as follows (in thousands):

	For the three months ended September 30,
	2024	2023	$ Change
Senior Notes	$9,695	$9,695	$—
Revolver and Term Loans	14,228	7,365	6,863
Mortgage loans	2,671	5,727	(3,056)
Amortization of deferred financing costs	1,663	1,564	99
Non-cash interest expense related to interest rate hedges	386	482	(96)
Total interest expense	$28,643	$24,833	$3,810

Gain on Sale of Hotel Properties, net

During the three months ended September 30, 2024, we sold one hotel property for a sale price of approximately $12.7 million and recorded a net gain on the sale of approximately $4.8 million. There were no hotels sold during the three months ended September 30, 2023.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

	For the nine months ended September 30,
	2024	2023	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$853,896	$833,416	$20,480
Food and beverage revenue	113,515	105,601	7,914
Other revenue	72,040	66,852	5,188
Total revenues	1,039,451	1,005,869	33,582
Expenses
Operating expenses
Room expense	217,885	207,662	10,223
Food and beverage expense	88,279	81,604	6,675
Management and franchise fee expense	82,783	82,554	229
Other operating expenses	272,951	254,567	18,384
Total property operating expenses	661,898	626,387	35,511
Depreciation and amortization	134,045	134,648	(603)
Property tax, insurance and other	80,743	76,268	4,475
General and administrative	41,826	43,030	(1,204)
Transaction costs	299	26	273
Total operating expenses	918,811	880,359	38,452
Other income, net	4,669	3,506	1,163
Interest income	13,191	13,977	(786)
Interest expense	(83,150)	(73,506)	(9,644)
Gain (loss) on sale of hotel properties, net	8,301	(28)	8,329
Loss on extinguishment of indebtedness, net	(129)	(169)	40
Income before equity in income from unconsolidated joint ventures	63,522	69,290	(5,768)
Equity in income from unconsolidated joint ventures	239	315	(76)
Income before income tax expense	63,761	69,605	(5,844)
Income tax expense	(1,081)	(1,028)	(53)
Net income	62,680	68,577	(5,897)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(216)	(238)	22
Noncontrolling interest in consolidated joint ventures	181	131	50
Net income attributable to RLJ	62,645	68,470	(5,825)
Preferred dividends	(18,836)	(18,836)	—
Net income attributable to common shareholders	$43,809	$49,634	$(5,825)

Revenues

Total revenues increased $33.6 million to $1,039.5 million for the nine months ended September 30, 2024 from $1,005.9 million for the nine months ended September 30, 2023. The increase was the result of a $20.5 million increase in room revenue, a $7.9 million increase in food and beverage revenue, and a $5.2 million increase in other revenue.

Room Revenue

Room revenue increased $20.5 million to $853.9 million for the nine months ended September 30, 2024 from $833.4 million for the nine months ended September 30, 2023.  The increase was the result of a $19.6 million increase in room revenue attributable to the comparable properties and was primarily due to an increase in corporate and group travel.

The following are the year-to-date key hotel operating statistics for the comparable properties:

	For the nine months ended September 30,
	2024	2023
Occupancy	73.7%	72.6%
ADR	$199.43	$198.67
RevPAR	$147.04	$144.28

Food and Beverage Revenue

Food and beverage revenue increased $7.9 million to $113.5 million for the nine months ended September 30, 2024 from $105.6 million for the nine months ended September 30, 2023. The increase in food and beverage revenue was primarily due to increases in outlet revenue and banquet and catering revenue.

Other Revenue

Other revenue increased $5.2 million to $72.0 million for the nine months ended September 30, 2024 from $66.9 million for the nine months ended September 30, 2023.  The increase in other revenue was primarily due to an increase in parking and resort fees.

Property Operating Expenses

Property operating expenses increased $35.5 million to $661.9 million for the nine months ended September 30, 2024 from $626.4 million for the nine months ended September 30, 2023. The increase was due to a $34.4 million increase in property operating expenses from the comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the nine months ended September 30,
	2024	2023	$ Change
Room expense	$216,319	$206,365	$9,954
Food and beverage expense	87,865	81,604	6,261
Management and franchise fee expense	82,199	81,891	308
Other operating expenses	270,867	252,983	17,884
Total property operating expenses	$657,250	$622,843	$34,407

The increase in property operating expenses from the comparable properties was primarily due to increases in wages and benefits, as well as increases in room and food and beverage expenses, and increases in other operating expenses, primarily due to increases in sales and marketing, utilities, and administrative expenses.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $4.5 million to $80.7 million for the nine months ended September 30, 2024 from $76.3 million for the nine months ended September 30, 2023.  The increase was primarily attributable to increases in property taxes and insurance premiums, partially offset by the impact of successful real estate tax appeals in the current period.

General and Administrative

General and administrative expense decreased $1.2 million to $41.8 million for the nine months ended September 30, 2024 from $43.0 million for the nine months ended September 30, 2023. The decrease was primarily attributable to a decrease in non-cash compensation expense.

Other Income, net

Other income, net increased $1.2 million to $4.7 million for the nine months ended September 30, 2024 from $3.5 million for the nine months ended September 30, 2023. The increase was primarily attributable to the receipt of certain COVID-19 relief awards during the nine months ended September 30, 2024.

Interest Income

Interest income decreased $0.8 million to $13.2 million for the nine months ended September 30, 2024 from $14.0 million for the nine months ended September 30, 2023. The decrease was attributable to lower average cash balances, partially offset by higher interest rates.

Interest Expense

Interest expense increased $9.6 million to $83.2 million for the nine months ended September 30, 2024 from $73.5 million for the nine months ended September 30, 2023. The increase was attributable to higher interest rates on our unhedged variable rate debt combined with an increase in the amount of our debt that was unhedged. The components of our interest expense for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	For the nine months ended September 30,
	2024	2023	$ Change
Senior Notes	$29,070	$29,070	$—
Revolver and Term Loans	37,075	23,176	13,899
Mortgage loans	10,939	15,286	(4,347)
Amortization of deferred financing costs	4,779	4,528	251
Non-cash interest expense related to interest rate hedges	1,287	1,446	(159)
Total interest expense	$83,150	$73,506	$9,644

Gain (Loss) on Sale of Hotel Properties, net

During the nine months ended September 30, 2024, we sold two hotel properties for a combined sales price of approximately $20.8 million and recorded net gains on sale of approximately $8.3 million. There were no hotels sold during the nine months ended September 30, 2023.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income	$20,643	$16,343	$62,680	$68,577
Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Depreciation and amortization	44,892	44,727	134,045	134,648
(Gain) loss on sale of hotel properties, net	(4,755)	(16)	(8,301)	28
Noncontrolling interest in consolidated joint ventures	8	137	181	131
Adjustments related to consolidated joint venture (1)	(47)	(44)	(139)	(131)
Adjustments related to unconsolidated joint venture (2)	227	236	685	709
FFO	54,689	55,104	170,315	185,126
Transaction costs	209	2	299	26
Pre-opening costs (3)	888	327	1,088	1,188
Loss on extinguishment of indebtedness, net	129	—	129	169
Amortization of share-based compensation	4,550	6,247	16,260	18,028
Non-cash interest expense related to discontinued interest rate hedges	386	482	1,287	1,446
Other expenses (4)	304	930	2,256	1,026
Adjusted FFO	$61,155	$63,092	$191,634	$207,009

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

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income	$20,643	$16,343	$62,680	$68,577
Depreciation and amortization	44,892	44,727	134,045	134,648
Interest expense, net of interest income	24,357	19,531	69,959	59,529
Income tax expense	379	332	1,081	1,028
Adjustments related to unconsolidated joint venture (1)	331	344	998	1,034
EBITDA	90,602	81,277	268,763	264,816
(Gain) loss on sale of hotel properties, net	(4,755)	(16)	(8,301)	28
EBITDAre	85,847	81,261	260,462	264,844
Transaction costs	209	2	299	26
Pre-opening costs (2)	888	327	1,088	1,188
Loss on extinguishment of indebtedness, net	129	—	129	169
Amortization of share-based compensation	4,550	6,247	16,260	18,028
Other expenses (3)	304	930	2,256	1,026
Adjusted EBITDA	$91,927	$88,767	$280,494	$285,281

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

As of September 30, 2024, we had $424.3 million of cash, cash equivalents, and restricted cash reserves as compared to $555.3 million at December 31, 2023.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $214.4 million and $226.2 million for the nine months ended September 30, 2024 and 2023, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the nine months ended September 30, 2024 and 2023.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $246.3 million for the nine months ended September 30, 2024 primarily due to a $122.8 million acquisition of a fee simple interest in our Wyndham Boston Beacon Hill hotel property, a $35.9 million acquisition of a hotel property, and $107.0 million in capital improvements and additions to our hotel properties and other assets. The net cash flow used in investing activities was partially offset by $19.5 million in proceeds from the sales of two hotel properties.

The net cash flow used in investing activities totaled $102.0 million for the nine months ended September 30, 2023 primarily due to capital improvements and additions to our hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $99.1 million for the nine months ended September 30, 2024. The sources of cash included $500.0 million in borrowings on a Term Loan and $200.0 million in borrowings on our Revolver. The uses of cash included $400.0 million in repayment of a term loan, $200.0 million in repayment of a maturing mortgage loan, $100.0 million in repayment of our Revolver, $19.0 million paid to repurchase common shares under our share repurchase programs, $65.8 million in distributions to shareholders and unitholders, $9.0 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $5.3 million in deferred financing cost payments.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2024, approximately $39.0 million was held in FF&E reserve accounts for future capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2024, we had approximately $1.2 billion of total variable rate debt outstanding (or 54.1% of total indebtedness) with a weighted-average interest rate of 5.12% per annum. After taking into consideration the effect of interest rate swaps, 74.0% of our total indebtedness was fixed or effectively fixed. As of September 30, 2024, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $5.8 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2024, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Fixed rate debt (1)(2)	$—	$—	$500,000	$—	$—	$525,000	$1,025,000
Weighted-average interest rate	—%	—%	3.75%	—%	—%	4.05%	3.90%
Variable rate debt (1)	$—	$181,000	$425,000	$600,000	$—	$—	$1,206,000
Weighted-average interest rate (3)	—%	5.02%	5.15%	5.12%	—%	—%	5.12%
Total	$—	$181,000	$925,000	$600,000	$—	$525,000	$2,231,000

(1)Excludes $7.0 million, $0.2 million and $6.6 million of net deferred financing costs on the Term Loans, mortgage loans and Senior Notes, respectively.
(2)Excludes $1.6 million related to a fair value adjustment on debt.
(3)The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements. As of September 30, 2024, the estimated fair value of our fixed rate debt was $974.8 million, which was based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remained constant, we expect the fair value of our debt would decrease by approximately $29.7 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2024 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended September 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2024 through July 31, 2024	214,550	$9.56	214,550	25,954,053
August 1, 2024 through August 31, 2024	335,894	$9.31	335,894	25,460,983
September 1, 2024 through September 30, 2024	1,056,192	$9.11	1,056,192	25,300,188
Total	1,606,636		1,606,636

(1)The 2024 Share Repurchase Program to acquire up to an aggregate of $250.0 million of common and preferred shares was approved in April 2024 and is set to expire on May 8, 2025. The maximum number of shares that may yet be repurchased under a share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of the Company’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

Entry into Second Amended and Restated Employment Agreement with Sean Mahoney

On November 1, 2024, the Company and the Operating Partnership entered into a second amended and restated employment agreement with Sean M. Mahoney, the Executive Vice President and Chief Financial Officer of the Company. The employment agreement (the “Mahoney Employment Agreement”), which supersedes the amended and restated employment agreement previously entered into between the parties, contains terms and conditions that are substantially the same as such prior amended and restated employment agreement. Pursuant to the Mahoney Employment Agreement, Mr. Mahoney will continue in his role as the Company’s Executive Vice President and Chief Financial Officer.

The Mahoney Employment Agreement is effective as of November 1, 2024. Including the automatic renewal term set forth in the agreement, the term of the Mahoney Employment Agreement runs until May 2027. Mr. Mahoney’s annual base salary will continue to be $550,000, which base salary is subject to annual review and may be increased but not decreased from time to time. Mr. Mahoney is eligible to receive (i) an annual cash bonus, with a target cash bonus opportunity equal to 100% of his then-current base salary, and (ii) ongoing equity incentive awards.

The Mahoney Employment Agreement also (i) sets forth Mr. Mahoney’s right to severance payments and/or benefits upon his termination of employment and (ii) contains customary non-competition and non-solicitation covenants that apply during the term and for 12 months following the earliest to occur of (i) October 31, 2024 or (ii) expiration or termination of Mr. Mahoney’s employment.

A copy of the Mahoney Employment Agreement is attached to this report as Exhibit 10.3 and incorporated herein by reference. The summary set forth above is qualified in its entirety by reference to Exhibit 10.3.

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
10.1
Fifth Amended and Restated Credit Agreement, dated as of September 24, 2024, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 30, 2024)

10.2
Fifth Amended and Restated Guaranty, dated as of September 24, 2024, by and among RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto and Wells Fargo Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 30, 2024)

10.3***	Second Amended and Restated Employment Agreement, dated as of November 1, 2024, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Sean M. Mahoney
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document	Submitted electronically with this report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)	Submitted electronically with this report
*This exhibit is a management contract or compensatory plan contract or arrangement.
**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ LODGING TRUST

Dated: November 7, 2024	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: November 7, 2024	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 7, 2024	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)