Form 10-K
period 2024-12-31
RLJ Lodging Trust
filed 2025-02-26
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The aggregate market value of the 150,186,741 common shares of beneficial interest held by non-affiliates of the Registrant was approximately $1,446,298,316 based on the closing price of $9.63 as reported on the New York Stock Exchange for such common shares of beneficial interest on June 30, 2024.
As of February 19, 2025, 151,961,728 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2024.

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
•"our hotel properties" refers to the 96 hotels owned by us as of December 31, 2024;
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
•“independent manager” refers to a hotel management company that is treated as an “independent contractor” for purposes of the U.S. federal income tax rules applicable to real estate investment trusts and that is otherwise engaged in the business of managing hotels, including hotels that we do not own;
•"TRS" refers to each entity that is owned, directly or indirectly, by the Operating Partnership or by any subsidiary REIT of the Operating Partnership that jointly elects to be treated as a “taxable REIT subsidiary” (together with its subsidiaries that are disregarded as separate entities from such entity) for U.S. federal income tax purposes;
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

PART I
Item 1.    Business
Our Company
We are a self-advised and self-administered Maryland real estate investment trust that owns primarily premium-branded, rooms-oriented, high-margin, focused-service and compact full-service hotels located within heart of demand locations. We are one of the largest U.S. publicly-traded lodging REITs in terms of both number of hotels and number of rooms. Our hotels are concentrated in markets that we believe exhibit multiple demand generators and attractive long-term growth prospects. We believe premium-branded, focused-service and compact full-service hotels with these characteristics generate high levels of RevPAR, strong operating margins and attractive returns.
As of December 31, 2024, we owned 96 hotel properties with approximately 21,300 rooms, located in 23 states and the District of Columbia. We owned, through wholly-owned subsidiaries, a 100% interest in 94 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 95 hotel properties in which we hold a controlling financial interest, and we record the real estate interest in the one hotel property in which we hold an indirect 50% non-controlling interest using the equity method of accounting. We lease 95 of the 96 hotel properties to our TRSs, of which we own a controlling financial interest.
We elect to be taxed as a real estate investment trust for U.S. federal income tax purposes (a "REIT"). Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole general partner of the Operating Partnership. As of December 31, 2024, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the Operating Partnership ("OP units").

The Lodging Industry

The lodging industry in the United States consists of public and private entities that operate in an extremely diversified market under a variety of brand names. The key participants in the lodging industry are as follows:
•Owners — own the hotel property and typically enter into a management agreement with an independent third party to manage the hotel property. The hotel properties may be branded and operated under the independent manager’s brand or branded under a separate franchise agreement.
•Franchisors — own a brand or brands and provide the franchised hotels with brand recognition, marketing support and worldwide reservation systems.
•Independent Managers — responsible for the day-to-day operation of the hotel property, including the employment of the hotel staff, the determination of room rates, the development of sales and marketing plans, the preparation of operating and capital expenditure budgets and the preparation of financial reports for the owner.

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

Business Strategies
•Maximize returns from our hotel properties.  We believe that our hotel properties have the potential to generate improvements in RevPAR and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a result of our proactive asset management. We actively monitor and advise our independent managers on most aspects of our hotels' operations, including property positioning, physical design, capital planning and investment, guest experience and overall strategic direction. We regularly review opportunities to further invest in our hotel properties in an effort to enhance quality and attractiveness, increase long-term value and generate attractive returns on investment.
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

Our Hotels

Our hotel properties operate under strong, premium brands, with approximately 89.4% of our hotel properties operating under existing relationships with Marriott, Hilton or Hyatt. The following table sets forth the brand affiliations of our hotel properties as of December 31, 2024:

Brand Affiliations	Number of hotels	Percentage of total hotels	Number of rooms	Percentage of total rooms
Marriott
Courtyard	13	13.5%	2,917	13.7%
Residence Inn	9	9.4%	1,366	6.4%
Marriott	4	4.2%	1,500	7.0%
Fairfield Inn & Suites	3	3.1%	418	2.0%
Renaissance	3	3.1%	782	3.7%
SpringHill Suites	2	2.1%	273	1.3%
AC Hotel	1	1.0%	205	1.0%
Moxy	1	1.0%	170	0.8%
Tribute Portfolio	1	1.0%	132	0.6%
Subtotal	37	38.4%	7,763	36.5%
Hilton
Embassy Suites	19	19.8%	5,289	24.8%
Hilton Garden Inn	5	5.2%	1,125	5.3%
DoubleTree/DoubleTree Suites by Hilton	4	4.2%	937	4.4%
Hampton Inn/Hampton Inn & Suites	3	3.1%	499	2.3%
Curio Collection	2	2.1%	468	2.2%
Homewood Suites	2	2.1%	345	1.6%
Hilton	1	1.0%	231	1.1%
Tapestry Collection	1	1.0%	124	0.6%
Subtotal	37	38.5%	9,018	42.3%
Hyatt
Hyatt House	7	7.3%	1,204	5.6%
Hyatt Place	3	3.1%	466	2.2%
Hyatt Centric	2	2.1%	266	1.2%
Subtotal	12	12.5%	1,936	9.0%
Wyndham
Wyndham	4	4.2%	1,642	7.7%
Subtotal	4	4.2%	1,642	7.7%
Other Brand Affiliation/Independent	6	6.4%	968	4.5%
Total	96	100.0%	21,327	100.0%

Asset Management

We have a dedicated team of asset management professionals that proactively work with our independent managers to maximize profitability at each of our hotels to the extent permitted under the REIT rules. Our asset management team monitors the performance of our hotels on a daily basis and holds frequent ownership meetings with corporate operations executives and key personnel at the hotels. Our asset management team works closely with our independent managers on key aspects of each hotel's operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting, as well as the identification and evaluation of return on investment initiatives and overall business strategy. While we have limited ability (or in some cases, no ability) to impact our independent managers' decisions with respect to their employees, we do retain approval rights on key staffing positions at many of our hotels, such as the hotel's general manager and director of sales. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our franchisors' standards, that our hotel properties are being adequately maintained in order to preserve the value of the asset and to ensure the safety of our customers, and that our management companies are maximizing revenues, profits and operating margins.

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

Organizational Structure

We conduct our business through a traditional umbrella partnership real estate investment trust ("UPREIT") structure in which our assets are owned and our business activities are undertaken by the Operating Partnership and its subsidiaries. We are the sole general partner of the Operating Partnership and, as of December 31, 2024, we owned 99.5% of the OP units in the Operating Partnership. In the future, we may issue OP units from time to time in connection with acquiring hotel properties, financing, compensation or other reasons.

Our hotel properties are indirectly owned by the Operating Partnership, through limited partnerships, limited liability companies or subsidiary REITs (“hotel owners”). The hotel owners lease the hotels to our TRSs, which engage independent managers to operate our hotel properties on market terms. The independent managers operate the hotels, collect hotel operating revenue, pay operating expenses (including the independent managers’ management fees) on behalf of the TRS pursuant to the relevant hotel management agreement. Our TRSs are corporations for U.S. federal income tax purposes and, thus, are subject to U.S. federal corporate income tax, as well as applicable state and local income tax, on their taxable income.

We treat the rent paid by our TRS lessees to our OP lessors as "rents from real property" for purposes of our qualification as a REIT. In addition, we treat any distributions received from our TRSs out of after-tax earnings as dividend income. As a REIT, we generally are not subject to U.S. federal income tax on our income that we distribute to our shareholders as dividends and we are required to distribute 90% of our REIT taxable income (excluding net capital gains) in order to maintain our qualification as a REIT.

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

Human Capital

As of December 31, 2024, we had 73 employees. We strive to maintain a workplace that is free from discrimination or harassment on the basis of race, color, sex, religion, age, ethnicity, national origin, disability, sexual orientation, gender identification or any other status protected by applicable laws. We conduct annual trainings to prevent discrimination and harassment and monitor employee conduct year-round.

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

Sustainability

We are committed to driving long-term value creation for our shareholders by upholding our corporate responsibility and incorporating sustainability initiatives in all key aspects of our strategy and business.

In April 2024, we released our second annual Corporate Sustainability Report, which included the Global Reporting Initiative (“GRI”) disclosures for our portfolio, the Sustainable Accounting Standards Board (“SASB”) Real Estate disclosures and disclosures in accordance with the Task Force on Climate-Related Financial Disclosures (“TCFD”). Going forward, we also expanded our sustainability frameworks to include GRESB participation.

On the environmental front, we believe our investment strategy of owning primarily rooms-oriented, focused-service and compact full-service hotels leads to lower operational intensity and higher efficiency with respect to space usage than full-service hotels, resulting in an overall lower environmental impact across our portfolio. We continue to disclose our environmental policy, which includes our environmental objectives such as reducing energy, greenhouse gas, and water usage and making green building investments, as well as addressing the physical impacts of climate change. Our capital expenditure priorities are focused heavily on projects that, in addition to strengthening our market positioning, also enhance profitability by bringing about energy and water usage reductions and savings. Since 2021, we have invested in over 300 efficiency projects. Through these and our wider initiatives and support from our hotel operators, across our portfolio since 2019, we were able to reduce our energy usage per square foot by 11% and our greenhouse gas emissions per square foot by 22% as of 2023, bringing us closer to achieving our stated goal of reducing carbon emissions by 35% by 2030.

With respect to social causes, we continue to show our commitment to making an impact in the communities we serve. In 2024, we continued our support for Habitat for Humanity’s Maryland chapter, sponsoring two volunteer days. Company associates helped to build housing at Habitat for Humanity’s Maryland locations. We maintain our partnership with a number of other locally-based charitable organizations including the N Street Village, Bridges from School to Work, and Don Bosco Cristo Rey. Additionally, we continue to support small businesses in our community through a $5.0 million deposit at Industrial Bank, a minority-owned financial institution which aims to empower under-banked businesses and individuals locally.

In connection with our adherence to the American Hotel Lodging Association ("AHLA") Safe Stay® initiative, we are committed to promoting the health and well-being of all members of our community – from our customers and associates to the employees of our independent managers. To that end, we incorporate all related AHLA Safe Stay policies and procedures into hotel operations so that all related parties benefit from our support. We have committed to initiatives that support associate well-being, including the AHLA 5-Star Promise – a voluntary industry pledge to improve and promote workplace safety around sexual violence, assault, and human trafficking. We are also committed to supporting our independent managers with integrating the 5-Star Promise principles throughout their hotel operations. Our labor and human rights policy outlines our approach to ensuring fair and equitable labor practices.

We continue to uphold high standards with respect to governance, which is reflected in our approach to maintaining a highly diverse board and our overall approach to risk management. With respect to our board, three trustees are women, five are ethnically diverse and seven are independent. Nearly 80% of our board has deep expertise and experience in risk management. In addition, our board, via the Nominating and Corporate Governance Committee (the "NCG Committee") of the board, has the overall responsibility for overseeing sustainability-related issues, policies and programs for our company. We have an internal sustainability committee that reports sustainability matters directly through our CEO to the board’s NCG Committee and meets several times a year. The NCG Committee, with critical support from management, is leading the effort to formulate our strategy with respect to adapting and responding to the risks and opportunities presented by sustainability-related matters.

We intend to continue to enhance our sustainability initiatives and our disclosures by striving to adhere to the widely recognized frameworks in order to continue to provide transparency regarding our sustainability initiatives. We also intend to enhance strategic decision making by identifying and addressing material risks and opportunities that mitigate long-term environmental impacts to our hotel properties. We will continue to seek ways to maximize the positive impact of our business in ways that foster long-term resiliency for both the portfolio and our stakeholders.

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

Our business strategy depends on achieving revenue and net income growth from demand for hotel rooms as part of a strong U.S. and global economy. Any economic slowdown or recession or weaker-than-anticipated growth could negatively impact demand for our hotel rooms, which in turn could materially and adversely affect our business, financial performance and condition, operating results and cash flows. Even if the U.S. and global economies remain stable or grow in 2025, we cannot provide any assurances that demand for hotel rooms will increase from current levels. If demand does not increase in the near future, or if demand weakens, our future results of operations and growth prospects could be materially and adversely affected.

Price volatility, dislocations and liquidity disruptions in the U.S. financial markets may negatively impact our ability to access additional financing for our capital needs, including growth, acquisition activities and other business initiatives, on favorable terms or at all, which may negatively affect our business. A prolonged downturn in the financial markets may cause us to seek alternative capital sources of potentially less attractive financing and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of new equity or the incurrence of additional secured or unsecured debt, which could materially and adversely affect us.

In addition to market volatility, any future increases in inflation would pose a risk to us due to the possibility of increases in interest rates, which would adversely impact our outstanding variable rate debt and may result in higher interest rates on any new fixed rate debt we may incur. We have entered into interest rate swaps to limit our exposure to interest rate fluctuations related to a portion of our variable rate debt. However, in a high interest rate environment, the fixed rates we can obtain with such replacement fixed rate swap agreements, and the fixed rate on any new debt we may incur, will also continue to be high. Inflation may also have an adverse effect on our operating expenses, including, but not limited to, labor, supplies, repairs and maintenance, as these costs could increase at a rate higher than our revenues. Inflation could also have an adverse effect on consumer spending, which could impact Occupancy levels at our hotel properties and, in turn, our own results of operations.

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

Our hotels located in the Northern California, Southern California, South Florida, Chicago, Illinois, and Houston, Texas metropolitan areas accounted for approximately 13.2%, 11.0%, 9.0%, 6.6% and 5.8%, respectively, of our total number of rooms available for the fiscal year ended December 31, 2024. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses, constrained municipal budgets, any oversupply of hotel rooms, criminal activity, political and societal unrest, supply-chain issues and inflationary pressures, or a reduction in lodging demand. Additionally, our hotels located in the Austin, Texas metropolitan area, which accounted for
3.0% of our total number of rooms available for the fiscal year ended December 31, 2024, face the risk of the anticipated closure of the Austin Convention Center in 2025, which could result in a decrease in lodging demand in this market. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business or political climate, could materially and adversely affect us.

We are dependent on the performance of the independent managers that manage the operations of each of our hotels and we could be materially and adversely affected if such third-party hotel managers do not manage our hotels in our best interests or are financially unable or unwilling to perform their obligations.

We retain independent third-party hotel managers to operate our hotel properties pursuant to management agreements. As of December 31, 2024, all of our hotel properties had individual management agreements, 30 of which were with Aimbridge Hospitality ("Aimbridge") and 21 of which were with Hilton.

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

In the event that any of our management agreements are terminated, we can provide no assurances that we could find a replacement manager or that our franchisors will consent to a replacement manager in a timely manner, or at all, or that any replacement manager will be successful in operating our hotels. Furthermore, if Aimbridge and/or Hilton, as our largest providers of management services, are financially unable or unwilling to perform their obligations pursuant to our management agreements, our ability to find a replacement manager or managers for our Aimbridge- and/or Hilton-managed hotels could be challenging, costly and time consuming. Any adverse developments in Aimbridge's or Hilton’s business, financial strength or ability to operate our hotel properties efficiently and effectively could have a material adverse effect on our results of operations.

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

We bear the costs and other risks of employment of the independent managers' hotel personnel pursuant to our hotel management agreements.

The independent managers that we engage to operate our hotels employ all employees (and contract with other independent contractors and service providers) who work at our hotels. Although we do not employ, supervise, or manage the independent managers' employees, we are responsible for the costs of the independent managers' employees at our hotels, as well as other risks generally associated with having and maintaining a hotel labor force, which may be more pronounced at a hotel where the independent manager's employees are unionized. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. The resolution of labor disputes or re-negotiated labor contracts could lead to higher labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We have limited ability (or in some cases, no ability) to control cost increases related to our independent managers' employees.

Labor shortages could slow our growth or harm our business.

Our success depends in part upon our independent managers' ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in short supply in some areas. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business. Additionally, competition for qualified employees has required us to pay meaningfully higher wages to attract enough employees than has historically been the case, and continued tightness in labor markets could result in continued escalation of labor costs. In addition, we could face some challenges meeting workforce requirements resulting from changes in workforce dynamics, such as higher standards and working remotely or more flexibility, which could result in increased labor costs in the future.

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

As of December 31, 2024, 12 of our consolidated hotel properties, as well as one unconsolidated hotel property, were on land subject to ground leases. Accordingly, we only owned a leasehold or similar interest in 13 hotel properties. Our ground lease at Wyndham San Diego Bayside expires in 2029, and if this lease is not extended, this hotel property would be turned over to the ground lessor. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotel properties which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying hotel properties subject to a ground lease and may pay a lower price for such hotel properties than for a comparable hotel property with a fee simple interest or they may not purchase such hotel properties at any price. Secured lenders may be unwilling to lend, or otherwise charge higher interest rates, for loans secured by a leasehold mortgage as compared to loans secured by a fee simple mortgage. If we are found to be in breach of a ground lease, we could lose the right to use the hotel property. In addition, unless we can purchase a fee simple interest in the underlying land or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to own these hotel properties and our interest in the improvements upon expiration of the leases. If we were to lose the right to use a hotel property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel property and we would be required to purchase an interest in another hotel property in an attempt to replace that income, which could materially and adversely affect us.

Most of our hotel properties operate under either Marriott, Hilton or Hyatt brands; therefore, we are subject to the risks associated with concentrating our portfolio in just three brand families.

86 of the 96 hotel properties that we owned as of December 31, 2024 utilize brands owned by Marriott, Hilton or Hyatt. As a result, our success is dependent in part on the continued success of Marriott, Hilton and Hyatt and their respective brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of Marriott, Hilton or Hyatt is reduced or compromised, the brand value associated with the Marriott-, Hilton-, or Hyatt-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hilton or Hyatt were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott, Hilton or Hyatt could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.

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

Our hotel properties have an ongoing need for renovations and other capital improvements, including the replacement of furniture, fixtures and equipment ("FF&E"), franchisor-required improvements, and renovation or redevelopment of acquisitions. Our lenders also generally require that we set aside annual amounts for capital improvements to our hotel properties. The costs of these capital improvements may increase due to ongoing supply-chain disruptions and increased construction costs, and could materially and adversely affect us. In addition, due to supply-chain constraints and disruptions, we could face difficulties sourcing the goods and services in a timely manner, which could adversely affect us.

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

At December 31, 2024, we had approximately $2.2 billion of debt outstanding, which could materially and adversely affect our operating performance and put us at a competitive disadvantage.

Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2024, we had approximately $2.2 billion of outstanding debt. In addition, we may incur substantial additional debt, including secured debt, in the future. After taking into consideration the effect of interest rate swaps, 69.5% of our payments are fixed or effectively fixed. Interest rates could increase, and this would increase our interest expense on any future fixed and variable rate debt, as well as existing variable rate debt, which could adversely affect our cash flows and our ability to pay distributions to shareholders. We have entered into interest rate swaps to limit our exposure to interest rate fluctuations related to a portion of our variable rate debt. However, if our interest rate swaps expire in a high interest rate environment, the fixed rates we can obtain with new interest rate swap agreements would be higher than the interest rates of the expired swaps.

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

We face possible risks associated with natural disasters, weather events, wildfires, and the physical effects of climate change.

We are subject to the risks associated with natural disasters, weather events, wildfires, and the physical effects of climate change, any of which could have a material adverse effect on our properties, operations and business. Over time, our hotel properties located in coastal markets and other areas that may be impacted by climate change are expected to experience increases in storm intensity and rising sea-levels, causing damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Natural disasters, weather events and climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that natural disasters, weather events, or climate change will not have a material adverse effect on our hotel properties, operations or business.

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

Certain advance notice provisions of our bylaws may inhibit a change in control. These advance notice provisions may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium to the market price of our common shares or otherwise be in our shareholders' best interests.

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

To monitor the accuracy and reliability of our financial reporting, we have established an internal audit function that oversees our internal controls. In addition, we have developed policies and procedures with respect to company-wide business processes and cycles in order to implement an effective system of internal control over financial reporting. We have established, or caused our independent managers to establish, controls and procedures designed to ensure that hotel revenues and expenses are properly recorded at our hotels. We cannot be certain that we will be successful in maintaining effective internal control over financial reporting and we may determine in the future that our existing internal controls need improvement. If we fail to maintain an effective system of internal control, we could be materially harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness in our internal controls could result in errors to our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information, any of which could lead to a substantial decline in the market price of our common shares.

Risks Related to the Real Estate Industry

The illiquid nature of real estate investments could significantly impede our ability to respond to changing economic, financial, and investment conditions or changes in the operating performance of our hotel properties, which could materially and adversely affect our cash flows and results of operations.

Real estate investments, including the hotels in our portfolio, are relatively illiquid. As a result, we may not be able to sell a hotel or hotels quickly or on favorable terms in response to changing economic, financial and investment conditions or changes in the hotel's operating performance when it otherwise may be prudent to do so. We cannot predict whether we will be able to sell any hotel property we desire to sell for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may be required to expend funds to correct defects or to make improvements before a hotel can be sold, and we cannot provide any assurances that we will have the funds available to correct such defects or to make such improvements. Our inability to dispose of assets at opportune times or on favorable terms could materially and adversely affect our cash flows and results of operations.

Uninsured and underinsured losses at our hotel properties could materially and adversely affect us.

We maintain comprehensive property insurance on all of our hotel properties and we intend to maintain comprehensive property insurance on any hotels that we acquire in the future, including fire, terrorism, and extended coverage. Our comprehensive property insurance program has a $250,000 deductible per claim. In addition to the comprehensive property insurance, we maintain general liability insurance at all of our hotel properties. Our general liability insurance program has no deductible. Certain types of catastrophic losses, such as windstorms, earthquakes, floods, and losses from foreign and domestic terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Certain of our coastal hotel properties each have a deductible of 5% of total insured value for a named storm, and our hotels located in areas susceptible to earthquakes have deductibles of up to 5% of total insured value. Our lenders may require such insurance and our failure to obtain such insurance could constitute a default under the loan agreements, which could have a material and adverse effect on us.

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

Rent paid by a lessee that is a "related party tenant" will not be qualifying income for purposes of the gross income tests applicable to REITs. We currently lease and expect to continue to lease substantially all of our hotels to our TRSs, which will not be treated as "related party tenants" so long as they qualify as "taxable REIT subsidiaries" under the Code. To qualify as such, most significantly, a TRS cannot engage in the direct or indirect operation or management of hotels. We believe that our TRSs qualify to be treated as "taxable REIT subsidiaries" for U.S. federal income tax purposes. However, given recent scrutiny regarding the operational structure of lodging REITs like us and their third-party management agreements, there can be no assurance that the IRS will not challenge the status of a TRS for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying any of our TRSs from treatment as a "taxable REIT subsidiary," it is likely that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset tests or the gross income tests, we would likely lose our REIT status.

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

In the event that we recognize a significant gain from cash settlement of a forward sale agreement under our at-the-market equity offering program, the U.S. federal income tax treatment of the cash that we receive in such instance is unclear and could impact our ability to meet the REIT qualification requirements.

We enter into forward sale agreements from time to time in connection with our at-the-market equity offering program and, subject to certain conditions, we have the right to elect physical, cash or net share settlement under these agreements at any time and from time to time, in part or in full. In the event that we elect to settle a forward sale agreement for cash and the settlement price is below the forward sale price, we would be entitled to receive a cash payment from the applicable forward purchaser(s). Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our common shares would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sale agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. If we were to fail to satisfy one or both of the gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we were entitled to relief under certain provisions of the Code. If these relief provisions were inapplicable, we would not qualify to be taxed as a REIT.

There is a risk of changes in the tax laws which may adversely affect our taxation as a REIT and taxation of our shareholders.

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. In addition, according to publicly released statements, a top legislative priority of the current administration and Congress may be significant reform of the Code, including significant changes to taxation of business entities. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Further, from time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or taxation of our shareholders.

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
Our management companies are ultimately responsible for our guests' information, and we monitor these companies, as well as other third-party service providers, to ensure that they are complying with our privacy, information security and cybersecurity policies. We also assess the cybersecurity proficiency of potential third-party cloud suppliers before utilizing their services.
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

Item 2.    Properties

Our Hotel Properties

The following table provides a comprehensive list of our hotel properties as of December 31, 2024:

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
Alabama			Indiana
	Embassy Suites Birmingham	242		Courtyard Indianapolis @ The Capitol	124
Arizona				Residence Inn Indianapolis Downtown On The Canal	134
	Embassy Suites Phoenix - Biltmore	232	Kentucky

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
California				Marriott Louisville Downtown	620
	Courtyard San Francisco	166		Residence Inn Louisville Downtown	140
	Embassy Suites Irvine Orange County	293	Louisiana
	Embassy Suites Los Angeles Downey	220		Chateau LeMoyne - French Quarter, New Orleans (1)	171
	Embassy Suites Los Angeles - International Airport South	349		Hilton Garden Inn New Orleans Convention Center	286
	Embassy Suites Milpitas Silicon Valley	267		Hotel Tonnelle New Orleans, a Tribute Portfolio Hotel	132
	Embassy Suites San Francisco Airport - South San Francisco	316		Wyndham New Orleans - French Quarter	374
	Embassy Suites San Francisco Airport - Waterfront	340	Maryland
	Hilton Garden Inn Los Angeles Hollywood	160		Residence Inn Bethesda Downtown	188
	Hilton Garden Inn San Francisco Oakland Bay Bridge	303		Residence Inn National Harbor Washington DC	162
	Hyatt House Cypress Anaheim	142	Massachusetts
	Hyatt House Emeryville San Francisco Bay Area	234		AC Hotel Boston Downtown	205
	Hyatt House San Diego Sorrento Mesa	193		Embassy Suites Boston Waltham	275
	Hyatt House San Jose Silicon Valley	180		Wyndham Boston Beacon Hill	304
	Hyatt House San Ramon	142	Minnesota
	Hyatt House Santa Clara	150		Embassy Suites Minneapolis - Airport	310
	Hyatt Place Fremont Silicon Valley	151	New York
	The Pierside Santa Monica	132		Courtyard New York Manhattan Upper East Side	226
	Residence Inn Palo Alto Los Altos	156		Hampton Inn Garden City	143
	San Francisco Marriott Union Square	401		The Knickerbocker New York (2)	330
	Wyndham San Diego Bayside	600	North Carolina
	Zachari Dunes on Mandalay Beach, Curio Collection by Hilton	250		Hyatt House Charlotte Center City	163
Colorado			Oregon
	Hotel Teatro	110		Courtyard Portland City Center	256
	Marriott Denver South @ Park Meadows	279		SpringHill Suites Portland Hillsboro	106
	Moxy Denver Cherry Creek	170	Pennsylvania
	Renaissance Boulder Flatiron Hotel	232		Hilton Garden Inn Pittsburgh University Place	202
District of Columbia				Renaissance Pittsburgh Hotel	300
	Fairfield Inn & Suites Washington DC Downtown	198		Wyndham Philadelphia Historic District	364
	Homewood Suites Washington DC Downtown	175		Courtyard Pittsburgh University Center	253
	Hyatt Place Washington DC Downtown K Street	164	South Carolina
				Courtyard Charleston Historic District	176
Florida				Mills House Charleston, Curio Collection by Hilton	218
	DoubleTree Grand Key Resort	216	Tennessee
	DoubleTree Suites by Hilton Orlando - Lake Buena Vista	236		The Bankers Alley Hotel, a Tapestry Collection by Hilton	124
	Embassy Suites Deerfield Beach - Resort & Spa	244	Texas
	Embassy Suites Fort Lauderdale 17th Street	361		Courtyard Austin Downtown Convention Center	270
	Embassy Suites Fort Myers Estero	150		Courtyard Houston By The Galleria	190
	Embassy Suites Miami - International Airport	318		Courtyard Houston Downtown Convention Center	191
	Embassy Suites Orlando - International Drive South/Convention Center	244		DoubleTree by Hilton Houston Medical Center Hotel & Suites	297
	Embassy Suites Tampa Downtown Convention Center	360		DoubleTree Suites by Hilton Austin	188
	Embassy Suites West Palm Beach Central	194		Embassy Suites Dallas - Love Field	248
	Fairfield Inn & Suites Key West	106		Hyatt Centric The Woodlands	72
	Hilton Cabana Miami Beach	231		Residence Inn Austin Downtown Convention Center	179
	Renaissance Fort Lauderdale West Hotel	250		Residence Inn Houston By The Galleria	146
Georgia				Residence Inn Houston Downtown Convention Center	171
	Courtyard Atlanta Buckhead	181		SpringHill Suites Houston Downtown Convention Center	167
	Embassy Suites Atlanta - Buckhead	326	Washington
	Hampton Inn and Suites Atlanta Midtown	186		Homewood Suites Seattle Lynnwood	170

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
	Hyatt Centric Midtown Atlanta	194	Wisconsin
	Residence Inn Atlanta Midtown Historic	90		Hyatt Place Madison Downtown	151
Hawaii
	Courtyard Waikiki Beach	404
Illinois
	Courtyard Chicago Downtown Magnificent Mile	306
	Courtyard Midway Airport	174
	Fairfield Inn & Suites Chicago Midway Airport	114
	Hampton Inn Chicago Midway Airport	170
	Hilton Garden Inn Chicago Midway Airport	174
	Holiday Inn Express & Suites Midway Airport	104
	Marriott Chicago Midway	200
	Sleep Inn Midway Airport	121

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

As of December 31, 2024, Aimbridge and Hilton were the management companies for 30 and 21 of our hotel properties, respectively. Our remaining 45 hotel properties were managed by 14 other management companies, including Hyatt and Marriott.

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

Each management agreement provides that the applicable independent manager controls the operations of the applicable hotel property. Our ability to participate in decisions regarding the hotel property is limited under the management agreement to typical owner rights with respect to hotel operations.

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

Franchise Agreements

As of December 31, 2024, 57 of our hotels operated under franchise agreements with Marriott, Hilton, Hyatt or other hotel brands. This excludes 36 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or other management companies. In addition, three of our hotels are not operated with a hotel brand so they do not have franchise agreements.

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

TRS Leases

In order for us to qualify as a REIT, neither our company nor any of our subsidiaries may directly or indirectly operate any of our hotels. The subsidiaries of the Operating Partnership, as the lessors, lease our hotels to our TRS lessees, which, in turn, are the parties to the existing management agreements with the independent managers at each of our hotels. The independent managers control the daily operations of our hotel properties, and our ability to participate in operating decisions regarding our hotel properties is limited to typical owner rights with respect to hotel operations. The TRS leases contain the provisions that are described below. For the hotels that are acquired in the future, we intend for the leases to contain substantially similar provisions as those described below; however, we may, in our discretion, alter any of these provisions with respect to any particular lease.

Lease Terms

Our TRS leases have initial terms of generally three years and a majority of the leases can be renewed by our TRS lessees for three or four successive three-year renewal terms unless the lessee is in default at the expiration of the then-current term. In addition, our TRS leases are subject to early termination by us in the event that we sell the hotel to an unaffiliated party, a change in control occurs or the applicable provisions of the Code are amended to permit us to operate our hotels. Our TRS leases are also subject to early termination upon the occurrence of certain events of default and/or other contingencies described in the lease.

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

Ground Leases

As of December 31, 2024, 12 of our consolidated hotel properties and one unconsolidated hotel property were subject to ground lease agreements that cover the land under the respective hotel properties. Additional information on the ground leases can be found in Note 10 to our accompanying consolidated financial statements.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "RLJ." During the year ended December 31, 2024, we paid a cash dividend of $0.10 per common share in each of the first and second quarters of 2024 and a cash dividend of $0.15 per common share in each of the third and fourth quarters of 2024. During the year ended December 31, 2023, we paid a cash dividend of $0.08 per common share in each of the first and second quarters of 2023 and a cash dividend of $0.10 per common share in each of the third and fourth quarters of 2023.

On December 31, 2024 and February 19, 2025, the closing price of our common shares as reported on the NYSE was $10.21 and $9.60, respectively.

Share Return Performance

The graph and the table set forth below assume $100.00 was invested on December 31, 2019 in RLJ Lodging Trust's common shares. The graph and the table compare the total shareholder return of our common shares against the cumulative total returns of the Standard & Poor's 500 Index ("S&P 500 Index") and the Dow Jones U.S. Select Real Estate Hotels Index ("Dow Jones US REIT Hotels Index") between December 31, 2019 and December 31, 2024. The graph assumes an initial investment of $100.00 in our common shares and in each of the indices, and it also assumes the reinvestment of dividends.

$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
RLJ Lodging Trust
S&P 500 Index
Dow Jones US REIT Hotels Index

Name	Initial Investment at December 31, 2019	Value of Initial Investment at December 31, 2020	Value of Initial Investment at December 31, 2021	Value of Initial Investment at December 31, 2022	Value of Initial Investment at December 31, 2023	Value of Initial Investment at December 31, 2024
RLJ Lodging Trust	$100.00	$80.19	$79.15	$60.86	$69.69	$63.80
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Dow Jones US REIT Hotels Index	$100.00	$74.09	$85.25	$72.15	$89.79	$85.80
This performance graph shall not be deemed to be "filed" for the purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Shareholder Information

At February 19, 2025, we had 170 holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than holders of record. At February 19, 2025, there were 12 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for our common shares.

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

Unregistered Sales of Equity Securities

The Company did not sell any securities during the fiscal year ended December 31, 2024 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the quarter ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2024 through October 31, 2024	327,697	$9.16	327,697	25,904,232
November 1, 2024 through November 30, 2024	—	$—	—	22,453,717
December 1, 2024 through December 31, 2024	—	$—	—	22,453,717
Total	327,697		327,697

(1)A share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares was approved in April 2024 and is set to expire on May 8, 2025 (the "2024 Share Repurchase Program"). The maximum number of     shares that may yet be repurchased under the 2024 Share Repurchase Program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

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

ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel property level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 81.9% of our total revenues for the year ended December 31, 2024, and it is dictated by demand (as measured by Occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.

We also use non-GAAP measures such as FFO, Adjusted FFO, EBITDA, EBITDAre and Adjusted EBITDA to evaluate the operating performance of our business. For a more in depth discussion of these non-GAAP measures, please refer to the "Non-GAAP Financial Measures" section. In addition, we use Hotel EBITDA, a non-GAAP financial measure, to assess operating performance. For a more in depth discussion of Hotel EBITDA, please refer to Note 15, Segment Information, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Principal Factors Affecting Our Results of Operations

The principal factors affecting our operating results include the overall demand for lodging compared to the supply of available hotel rooms and other lodging options, and the ability of our independent managers to increase or maintain revenues while controlling expenses.
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

2024 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. During the year ended December 31, 2024, the following significant activities took place:

•Acquired a fee simple interest in the land at our Wyndham Boston Beacon Hill hotel property for approximately $125.0 million.

•Exercised one-year extension options on $181.0 million in mortgage loans to extend the maturities to April 2025.

•Fully repaid a $200.0 million maturing mortgage loan with a $200.0 million draw on our Revolver.

•Approved the 2024 Share Repurchase Program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2024 to May 8, 2025.

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

Results of Operations

At December 31, 2024 and 2023, we owned 96 and 97 hotel properties, respectively.  Based on when a hotel property is acquired or sold, the operating results for certain hotel properties are not comparable for the years ended December 31, 2024 and 2023.  The non-comparable properties include two hotel properties that were sold and one hotel property that was acquired in 2024.

For similar operating and financial data and discussion of our results for the year ended December 31, 2023 compared to our results for the year ended December 31, 2022, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024 and is incorporated herein by reference.

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

	For the year ended December 31,
	2024	2023	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$1,121,586	$1,095,028	$26,558
Food and beverage revenue	153,108	141,625	11,483
Other revenue	94,746	88,924	5,822
Total revenues	1,369,440	1,325,577	43,863
Expenses
Operating expenses
Room expense	288,567	277,058	11,509
Food and beverage expense	117,766	109,707	8,059
Management and franchise fee expense	107,978	107,417	561
Other operating expenses	363,631	340,485	23,146
Total property operating expenses	877,942	834,667	43,275
Depreciation and amortization	179,431	179,103	328
Property tax, insurance and other	107,043	100,229	6,814
General and administrative	54,804	58,998	(4,194)
Transaction costs	320	223	97
Total operating expenses	1,219,540	1,173,220	46,320
Other income, net	5,342	4,364	978
Interest income	17,314	19,743	(2,429)
Interest expense	(111,358)	(98,807)	(12,551)
Gain (loss) on sale of hotel properties, net	8,262	(34)	8,296
Loss on extinguishment of indebtedness, net	(129)	(169)	40
Income before equity in income from unconsolidated joint ventures	69,331	77,454	(8,123)
Equity in income from unconsolidated joint ventures	459	419	40
Income before income tax expense	69,790	77,873	(8,083)
Income tax expense	(1,599)	(1,256)	(343)
Net income	68,191	76,617	(8,426)
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	45	35	10
Noncontrolling interest in the Operating Partnership	(215)	(247)	32
Net income attributable to RLJ	68,021	76,405	(8,384)
Preferred dividends	(25,115)	(25,115)	—
Net income attributable to common shareholders	$42,906	$51,290	$(8,384)

Revenues

Total revenues increased $43.9 million to $1.4 billion for the year ended December 31, 2024, from $1.3 billion for the year ended December 31, 2023. The increase was a result of a $26.6 million increase in room revenue, an $11.5 million increase in food and beverage revenue, and a $5.8 million increase in other revenue.

Room Revenue

Room revenue increased $26.6 million to $1.1 billion for the year ended December 31, 2024, from $1.1 billion for the year ended December 31, 2023.  The increase was the result of a $25.6 million increase in room revenue attributable to the comparable properties and was primarily due to an increase in corporate and group travel.

The following are the key hotel operating statistics for the comparable properties:

	For the year ended December 31,
	2024	2023
Occupancy	72.6%	71.8%
ADR	$199.22	$197.48
RevPAR	$144.66	$141.83

Food and Beverage Revenue

Food and beverage revenue increased $11.5 million to $153.1 million for the year ended December 31, 2024, from $141.6 million for the year ended December 31, 2023. The increase in food and beverage revenue was primarily due to increases in outlet revenue and banquet and catering revenue.

Other Revenue

Other revenue, which includes revenue derived from ancillary sources such as parking fees, resort fees, gift shop sales and other guest service fees, increased $5.8 million to $94.7 million for the year ended December 31, 2024, from $88.9 million for the year ended December 31, 2023.  The increase in other revenue was primarily due to an increase in parking and resort fees.

Property Operating Expenses

Property operating expenses increased $43.3 million to $877.9 million for the year ended December 31, 2024, from $834.7 million for the year ended December 31, 2023. The increase was due to a $41.0 million increase in property operating expenses attributable to the comparable properties and a $2.3 million increase in property operating expenses attributable to the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the year ended December 31,
	2024	2023	$ Change
Room expense	$286,586	$275,308	$11,278
Food and beverage expense	116,840	109,707	7,133
Management and franchise fee expense	107,332	106,585	747
Other operating expenses	360,250	338,420	21,830
Total property operating expenses	$871,008	$830,020	$40,988

The increase in property operating expenses attributable to the comparable properties was primarily due to increases in wages and benefits, as well as increases in room and food and beverage expenses, and increases in other operating expenses, primarily due to increases in sales and marketing, utilities, and administrative expenses.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $6.8 million to $107.0 million for the year ended December 31, 2024, from $100.2 million for the year ended December 31, 2023.  The increase was primarily attributable to increases in property tax assessments and property insurance premiums.

General and Administrative

General and administrative expense decreased $4.2 million to $54.8 million for the year ended December 31, 2024, from $59.0 million for the year ended December 31, 2023.  The decrease was primarily attributable to a decrease in non-cash compensation expense related to certain share-based awards granted during 2021 that became fully vested during the second quarter of 2024.

Other Income, net

Other income, net increased $1.0 million to $5.3 million for the year ended December 31, 2024, from $4.4 million for the year ended December 31, 2023.  The increase was primarily attributable to an increase in COVID-19 relief awards during the year ended December 31, 2024.

Interest Income

Interest income decreased $2.4 million to $17.3 million for the year ended December 31, 2024, from $19.7 million for the year ended December 31, 2023. The decrease was attributable to lower average cash balances, partially offset by higher interest rates.

Interest Expense

Interest expense increased $12.6 million to $111.4 million for the year ended December 31, 2024, from $98.8 million for the year ended December 31, 2023. The increase was attributable to higher base interest rates on our unhedged variable rate debt combined with an increase in the amount of our debt that was unhedged. The components of our interest expense for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	For the year ended December 31,
	2024	2023	$ Change
Senior Notes	$38,764	$38,764	$—
Revolver and Term Loans	50,928	31,000	19,928
Mortgage loans	13,451	21,014	(7,563)
Amortization of deferred financing costs	6,623	6,100	523
Non-cash interest expense related to interest rate hedges	1,592	1,929	(337)
Total interest expense	$111,358	$98,807	$12,551

Gain (Loss) on Sale of Hotel Properties, net

During the year ended December 31, 2024, we sold two hotel properties for a combined sales price of approximately
$20.8 million and recorded a net gain on the sales of approximately $8.3 million. There were no hotels sold during the year ended December 31, 2023.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the years ended December 31, 2024 and 2023 (in thousands):

	For the year ended December 31,
	2024	2023
Net income	$68,191	$76,617
Preferred dividends	(25,115)	(25,115)
Depreciation and amortization	179,431	179,103
(Gain) loss on sale of hotel properties, net	(8,262)	34
Noncontrolling interest in consolidated joint ventures	45	35
Adjustments related to consolidated joint venture (1)	(187)	(175)
Adjustments related to unconsolidated joint venture (2)	912	941
FFO	215,015	231,440
Transaction costs	320	223
Pre-opening costs (3)	1,335	1,351
Loss on extinguishment of indebtedness, net	129	169
Amortization of share-based compensation	20,804	24,285
Non-cash income tax expense (benefit)	10	(5)
Non-cash interest expense related to discontinued interest rate hedges	1,592	1,929
Other expenses (4)	2,641	996
Adjusted FFO	$241,846	$260,388

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

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the years ended December 31, 2024 and 2023 (in thousands):

	For the year ended December 31,
	2024	2023
Net income	$68,191	$76,617
Depreciation and amortization	179,431	179,103
Interest expense, net of interest income	94,044	79,064
Income tax expense	1,599	1,256
Adjustments related to unconsolidated joint venture (1)	1,390	1,374
EBITDA	344,655	337,414
(Gain) loss on sale of hotel properties, net	(8,262)	34
EBITDAre	336,393	337,448
Transaction costs	320	223
Pre-opening costs (2)	1,335	1,351
Loss on extinguishment of indebtedness, net	129	169
Amortization of share-based compensation	20,804	24,285
Other expenses (3)	2,641	996
Adjusted EBITDA	$361,622	$364,472

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint venture.
(2)Represents expenses related to the brand conversions of certain hotel properties prior to opening.
(3)Represents expenses and income outside of the normal course of operations.

Liquidity and Capital Resources

As of December 31, 2024, we had $433.3 million of cash, cash equivalents, and restricted cash reserves as compared to $555.3 million at December 31, 2023. In addition, we had $500.0 million available on our Revolver at December 31, 2024.

Our principal uses of capital for the year ended December 31, 2024 were our acquisition of a fee simple interest in our Wyndham Boston Beacon Hill hotel property, the purchase of a hotel property, capital improvements and additions to hotel properties, repayment of a portion of our Revolver, repayments of a Term Loan and a mortgage loan, the repurchase of common shares under our share repurchase programs, and distributions on common and preferred shares. Our principal sources of capital for the year ended December 31, 2024 were cash generated from operations, the sales of two hotel properties, and borrowings under our Revolver and on a new Term Loan.

Material Cash Requirements

Our expected material cash requirements for the twelve months ending 2025 and thereafter are comprised of (i) contractually obligated expenditures; and (ii) other essential cash requirements as follows:

Contractually Obligated Expenditures

We are party to various contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Our material short and long-term cash commitments primarily consist of debt obligations and ground lease payments related to certain of our hotel properties.

As of December 31, 2024, we had approximately $2.2 billion in debt outstanding with a weighted average interest rate of 4.58%, of which $181.0 million is scheduled to become due in the succeeding 12 months, excluding extension options. As of December 31, 2024, our total future minimum lease payments were $580.1 million, of which $9.7 million is scheduled to become due in the succeeding 12 months. For details regarding our indebtedness and lease obligations, refer to Note 7, Debt, and Note 10, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $285.4 million and $315.1 million for the years ended December 31, 2024 and 2023, respectively. The cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2024 and 2023.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $275.7 million for the year ended December 31, 2024 primarily due to a $122.8 million acquisition of a fee simple interest in our Wyndham Boston Beacon Hill hotel property, a $35.9 million acquisition of a hotel property, and $136.5 million in capital improvements and additions to our hotel properties and other assets. The net cash flow used in investing activities was partially offset by $19.5 million in proceeds from the sales of two hotel properties.

The net cash flow used in investing activities totaled $134.7 million for the year ended December 31, 2023 primarily due to $132.3 million in capital improvements and additions to our hotel properties and other assets and a purchase deposit of $2.4 million.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $131.7 million for the year ended December 31, 2024. The sources of cash included $500.0 million in borrowings on a Term Loan and $200.0 million in borrowings on our Revolver. The uses of cash included $400.0 million in repayment of a Term Loan, $200.0 million in repayment of a maturing mortgage loan, $100.0 million in repayment of our Revolver, $22.0 million paid to repurchase common shares under our share repurchase programs, $95.3 million in distributions to shareholders and unitholders, $9.0 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $5.4 million in deferred financing cost payments.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2024, approximately $23.5 million was held in FF&E reserve accounts for future capital expenditures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2024, we had approximately $1.2 billion of total variable rate debt outstanding (or 54.1% of total indebtedness) with a weighted-average interest rate of 5.15% per annum.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. We have entered into derivative financial instruments such as interest rate swaps to mitigate our interest rate risk or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. After taking into consideration the effect of interest rate swaps, 69.5% of our total indebtedness was fixed or effectively fixed. As of December 31, 2024, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $6.8 million annually, taking into account our existing contractual hedging arrangements.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2024, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates, excluding extension options (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Fixed rate debt (1)(2)	$—	$500,000	$—	$—	$525,000	$—	$1,025,000
Weighted-average interest rate	—%	3.75%	—%	—%	4.05%	—%	3.90%
Variable rate debt (1)	$181,000	$425,000	$600,000	$—	$—	$—	$1,206,000
Weighted-average interest rate (3)	4.70%	5.66%	4.92%	—%	—%	—%	5.15%
Total	$181,000	$925,000	$600,000	$—	$525,000	$—	$2,231,000

(1)Excludes $6.0 million, $6.3 million and $0.1 million of net deferred financing costs on the senior notes, Term Loans and mortgage loans, respectively.
(2)Excludes a $1.5 million fair value adjustment on debt.
(3)The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements. As of December 31, 2024, the estimated fair value of our fixed rate debt was $962.2 million, which was based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remained constant, we expect the fair value of our debt would decrease by approximately $26.8 million.

Item 8.    Financial Statements and Supplementary Data

Refer to the Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, the Company's disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of the Company’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by trustees, officers, and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. In addition, it is our policy to comply with applicable securities and state laws, including insider trading laws, when engaging in transactions of our securities. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The other information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2024, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, and is incorporated herein by reference.

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
10.11*
Amended and Restated Employment Agreement, dated as of February 18, 2025, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Robert L. Johnson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2025)

10.12*
Employment Agreement, dated as of March 29, 2023, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Leslie D. Hale (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 4, 2023)

10.13*
Second Amended and Restated Employment Agreement, dated as of November 1, 2024, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Sean M. Mahoney (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2024)

10.14*
Second Amended and Restated Employment Agreement, dated as of December 20, 2024, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Thomas Bardenett (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2024)

10.15*
Employment Agreement, dated as of April 27, 2023, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Chad Perry (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed on February 27, 2024)

10.16†
Fifth Amended and Restated Credit Agreement, dated as of September 24, 2024, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 30, 2024)

10.17
Fifth Amended and Restated Guaranty, dated as of September 24, 2024, by and among RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto and Wells Fargo Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 30, 2024)

19.1**	RLJ Lodging Trust Second Amended and Restated Policy on Inside Information and Insider Trading
21.1**	List of subsidiaries of RLJ Lodging Trust
23.1**	Consent of PricewaterhouseCoopers LLP
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	RLJ Lodging Trust Amended and Restated Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed on February 27, 2024)
101.INS	Inline XBRL Instance Document	Submitted electronically with this report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)
_______________________________________________________________________________
 *This exhibit is a management contract or compensatory plan contract or arrangement.
†RLJ Lodging Trust has omitted certain schedules and exhibits pursuant to Item 601(a) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.
**Filed herewith

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2025.

RLJ LODGING TRUST
By:	/s/ LESLIE D. HALE
Leslie D. Hale President and Chief Executive Officer and Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. JOHNSON	Executive Chairman and Trustee	February 26, 2025
Robert L. Johnson
/s/ LESLIE D. HALE	President and Chief Executive Officer and Trustee (Principal Executive Officer)	February 26, 2025
Leslie D. Hale
/s/ SEAN M. MAHONEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Sean M. Mahoney
/s/ CHRISTOPHER A. GORMSEN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025
Christopher A. Gormsen
/s/ EVAN BAYH	Trustee	February 26, 2025
Evan Bayh
/s/ ARTHUR R. COLLINS	Trustee	February 26, 2025
Arthur R. Collins
/s/ NATHANIEL A. DAVIS	Trustee	February 26, 2025
Nathaniel A. Davis
/s/ PATRICIA L. GIBSON	Trustee	February 26, 2025
Patricia L. Gibson
/s/ ROBERT M. LA FORGIA	Trustee	February 26, 2025
Robert M. La Forgia
/s/ ROBERT J. MCCARTHY	Trustee	February 26, 2025
Robert J. McCarthy
/s/ ROBIN M. ZEIGLER	Trustee	February 26, 2025
Robin M. Zeigler

Item 8.         Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of RLJ Lodging Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RLJ Lodging Trust and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Investment in Hotel Properties

As described in Note 3 to the consolidated financial statements, as of December 31, 2024, investment in hotel properties totaled $4.25 billion and there were no impairment losses recorded during the year ended December 31, 2024. As described in Note 2 to the consolidated financial statements, management assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the projected undiscounted future cash flows expected to be generated from the operation and the eventual disposition of the hotel properties over the estimated hold period, which takes into account current market conditions and management’s intent with respect to holding or disposing of the hotel properties. If management’s analysis indicates that the carrying value is not recoverable on a projected undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value.

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
Washington, District of Columbia
February 26, 2025

We have served as the Company’s auditor since 2001.

RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Investment in hotel properties, net	$4,250,524	$4,136,216
Investment in unconsolidated joint ventures	7,457	7,398
Cash and cash equivalents	409,809	516,675
Restricted cash reserves	23,516	38,652
Hotel and other receivables, net of allowance of $169 and $265, respectively	25,494	26,163
Lease right-of-use assets	128,111	136,140
Prepaid expense and other assets	38,968	58,051
Total assets	$4,883,879	$4,919,295
Liabilities and Equity
Debt, net	$2,220,081	$2,220,778
Accounts payable and other liabilities	154,643	147,819
Advance deposits and deferred revenue	40,242	32,281
Lease liabilities	119,102	122,588
Accrued interest	20,900	22,539
Distributions payable	30,634	22,500
Total liabilities	2,585,602	2,568,505

Commitments and Contingencies (Note 10)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at December 31, 2024 and 2023	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 153,295,577 and 155,297,829 shares issued and outstanding at December 31, 2024 and 2023, respectively	1,533	1,553
Additional paid-in capital	2,992,487	3,000,894
Accumulated other comprehensive income	13,788	22,662
Distributions in excess of net earnings	(1,090,186)	(1,055,183)
Total shareholders’ equity	2,284,558	2,336,862
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	7,589	7,634
Noncontrolling interest in the Operating Partnership	6,130	6,294
Total noncontrolling interest	13,719	13,928
Total equity	2,298,277	2,350,790
Total liabilities and equity	$4,883,879	$4,919,295

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2024	2023	2022
Revenues
Operating revenues
Room revenue	$1,121,586	$1,095,028	$1,002,454
Food and beverage revenue	153,108	141,625	117,027
Other revenue	94,746	88,924	74,181
Total revenues	1,369,440	1,325,577	1,193,662
Expenses
Operating expenses
Room expense	288,567	277,058	253,441
Food and beverage expense	117,766	109,707	87,402
Management and franchise fee expense	107,978	107,417	95,565
Other operating expenses	363,631	340,485	308,000
Total property operating expenses	877,942	834,667	744,408
Depreciation and amortization	179,431	179,103	184,875
Property tax, insurance and other	107,043	100,229	86,996
General and administrative	54,804	58,998	56,330
Transaction costs	320	223	(345)
Total operating expenses	1,219,540	1,173,220	1,072,264
Other income, net	5,342	4,364	9,496
Interest income	17,314	19,743	4,559
Interest expense	(111,358)	(98,807)	(93,155)
Gain (loss) on sale of hotel properties, net	8,262	(34)	1,017
Loss on extinguishment of indebtedness, net	(129)	(169)	(39)
Income before equity in income from unconsolidated joint ventures	69,331	77,454	43,276
Equity in income from unconsolidated joint ventures	459	419	457
Income before income tax expense	69,790	77,873	43,733
Income tax expense	(1,599)	(1,256)	(1,518)
Net income	68,191	76,617	42,215
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	45	35	(210)
Noncontrolling interest in the Operating Partnership	(215)	(247)	(80)
Net income attributable to RLJ	68,021	76,405	41,925
Preferred dividends	(25,115)	(25,115)	(25,115)
Net income attributable to common shareholders	$42,906	$51,290	$16,810

Basic per common share data:
Net income per share attributable to common shareholders	$0.27	$0.32	$0.10
Weighted-average number of common shares	152,856,036	155,928,663	161,947,807

Diluted per common share data:
Net income per share attributable to common shareholders	$0.27	$0.32	$0.10
Weighted-average number of common shares	153,475,921	156,556,414	162,292,865

Comprehensive income:
Net income	$68,191	$76,617	$42,215
Unrealized (loss) gain on interest rate derivatives	(8,874)	(17,929)	63,570
Reclassification of unrealized gains on discontinued cash flow hedges to other income, net	—	—	(5,866)
Comprehensive income	59,317	58,688	99,919
Comprehensive loss (income) attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	45	35	(210)
Noncontrolling interest in the Operating Partnership	(215)	(247)	(80)
Comprehensive income attributable to RLJ	$59,147	$58,476	$99,629

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

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2023	12,879,475	$366,936	155,297,829	$1,553	$3,000,894	$(1,055,183)	$22,662	$6,294	$7,634	$2,350,790
Net income (loss)	—	—	—	—	—	68,021	—	215	(45)	68,191
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(8,874)	—	—	(8,874)
Issuance of restricted stock	—	—	1,178,779	11	(11)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	22,585	—	—	—	—	22,585
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(807,917)	(8)	(9,006)	—	—	—	—	(9,014)
Shares acquired as part of a share repurchase program	—	—	(2,342,190)	(23)	(21,975)	—	—	—	—	(21,998)
Forfeiture of restricted stock	—	—	(30,924)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(25,115)	—	—	—	(25,115)
Distributions on common shares and units	—	—	—	—	—	(77,909)	—	(379)	—	(78,288)
Balance at December 31, 2024	12,879,475	$366,936	153,295,577	$1,533	$2,992,487	$(1,090,186)	$13,788	$6,130	$7,589	$2,298,277

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$68,191	$76,617	$42,215
Adjustments to reconcile net income to cash flow provided by operating activities:
(Gain) loss on sale of hotel properties, net	(8,262)	34	(1,017)
Loss on extinguishment of indebtedness, net	129	169	39
Depreciation and amortization	179,431	179,103	184,875
Amortization of deferred financing costs	6,623	6,100	5,967
Non-cash lease expense and other amortization	5,507	4,960	3,265
Reclassification of unrealized gains on discontinued cash flow hedges to other income, net	—	—	(5,866)
Equity in income from unconsolidated joint ventures	(459)	(419)	(457)
Distributions of income from unconsolidated joint ventures	400	—	—
Amortization of share-based compensation	20,804	24,285	21,664
Changes in assets and liabilities:
Hotel and other receivables, net	651	12,365	(7,563)
Prepaid expense and other assets	4,240	12,648	(4,665)
Accounts payable and other liabilities	1,906	(11,064)	13,146
Advance deposits and deferred revenue	7,897	8,512	3,319
Accrued interest	(1,639)	1,832	1,597
Net cash flow provided by operating activities	285,419	315,142	256,519
Cash flows from investing activities
Acquisitions, net	(158,749)	—	(59,308)
Proceeds from sales of hotel properties, net	19,503	—	48,075
Purchase deposit	—	(2,400)	—
Improvements and additions to hotel properties and other assets	(136,484)	(132,349)	(124,282)
Net cash flow used in investing activities	(275,730)	(134,749)	(135,515)
Cash flows from financing activities
Borrowings under Revolver	200,000	—	—
Repayments of Revolver	(100,000)	—	(200,000)
Borrowings on Term Loans	500,000	320,000	5,000
Repayments of Term Loans	(400,000)	(318,662)	—
Repayment of mortgage loan	(200,000)	—	—
Repurchase of common shares under share repurchase programs	(21,998)	(75,976)	(57,639)
Repurchase of common shares to satisfy employee tax withholding requirements	(9,014)	(4,398)	(3,598)
Distributions on preferred shares	(25,115)	(25,115)	(25,115)
Distributions on common shares	(69,814)	(49,194)	(13,288)
Distributions on Operating Partnership units	(340)	(225)	(54)
Payments of deferred financing costs	(5,410)	(7,882)	(1,333)
Contributions from consolidated joint venture partners	—	—	154
Distributions to consolidated joint venture partners	—	—	(2,614)
Net cash flow used in financing activities	(131,691)	(161,452)	(298,487)
Net change in cash, cash equivalents, and restricted cash reserves	(122,002)	18,941	(177,483)
Cash, cash equivalents, and restricted cash reserves, beginning of year	555,327	536,386	713,869
Cash, cash equivalents, and restricted cash reserves, end of year	$433,325	$555,327	$536,386
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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2024, there were 154,067,408 units of limited partnership interest in the Operating Partnership (“OP units”) outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of December 31, 2024, the Company owned 96 hotel properties with approximately 21,300 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 94 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 95 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 95 of the 96 hotel properties to its taxable REIT subsidiaries ("TRSs"), of which the Company owns a controlling financial interest.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries (including the Company's taxable REIT subsidiaries), and joint ventures in which the Company has a majority voting interest and control. For the controlled subsidiaries that are not wholly-owned, the third-party ownership interest represents a noncontrolling interest, which is presented separately in the consolidated financial statements. The Company also records the real estate interests in one joint venture in which it holds an indirect 50% interest using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

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

For the years ended December 31, 2024, 2023 and 2022, approximately $6.6 million, $6.1 million and $6.0 million, respectively, of amortization expense was recorded as a component of interest expense in the consolidated statements of operations and comprehensive income.

Transaction Costs

The Company incurs costs during the review of potential hotel property acquisitions and dispositions, including legal fees and other professional service fees. In addition, if the Company completes a hotel property acquisition, the Company may incur transfer taxes and integration costs, including professional fees and employee-related costs. If the Company completes a hotel property acquisition that is considered to be an asset acquisition, the transaction costs are capitalized on the consolidated balance sheets. If the Company completes a hotel property acquisition that is considered to be a business combination, the transaction costs are expensed as incurred in the consolidated statements of operations and comprehensive income. Transaction costs related to successful dispositions are included in gain (loss) on sale of hotel properties, net, in the consolidated statements of operations and comprehensive income. All transaction costs incurred in connection with unsuccessful transactions are expensed.

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

As of December 31, 2024 and 2023, the Company consolidated the Operating Partnership, which has a 0.5% third-party ownership interest. The third-party ownership interest is included in the noncontrolling interest in the Operating Partnership in the equity section of the consolidated balance sheets. The portion of the income and losses associated with the third-party ownership interest are included in the noncontrolling interest in the Operating Partnership in the consolidated statements of operations and comprehensive income.

As of December 31, 2024 and 2023, the Company consolidated the joint venture that owns The Knickerbocker hotel property; this joint venture has a 5% third-party ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures in the equity section of the consolidated balance sheets. The income and losses associated with the third-party ownership interest are included in the noncontrolling interest in consolidated joint ventures in the consolidated statements of operations and comprehensive income.

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

As a REIT, the Company is generally not subject to U.S. federal corporate income tax on the portion of taxable income that is distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, the Company will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and it may not be able to qualify as a REIT for four subsequent taxable years. As a REIT, the Company may be subject to certain state and local taxes on its income and property, and to U.S. federal income and excise taxes on undistributed taxable income. Taxable income from non-REIT activities of the Company's TRSs is subject to U.S. federal, state, and local income taxes at the applicable rates.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items, as well as interim disclosures of a reportable segment’s profit or loss and assets. The ASU also applies to entities with a single reportable segment. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard for its fiscal year beginning January 1, 2024. The adoption of the new standard did not have an impact on the Company's financial position, results of operations or cash flows. Please refer to Note 15, Segment Information, for the related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public entities are required to apply the guidance prospectively and may elect to apply it retrospectively. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and related disclosures.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Land and improvements	$1,130,005	$998,417
Buildings and improvements	4,210,515	4,117,210
Furniture, fixtures and equipment	852,993	798,410
	6,193,513	5,914,037
Accumulated depreciation	(1,942,989)	(1,777,821)
Investment in hotel properties, net	$4,250,524	$4,136,216

For the years ended December 31, 2024, 2023 and 2022, the Company recognized depreciation expense related to its investment in hotel properties of approximately $179.3 million, $179.1 million and $184.4 million, respectively.

There were no impairment losses recorded during any of the years ended December 31, 2024, 2023, or 2022.

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

Also during the year ended December 31, 2024, the Company acquired a 100% interest in the following property:

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

The acquisition of Hotel Teatro was accounted for as an asset acquisition, whereby approximately $0.6 million of transaction costs were capitalized as part of the cost of the acquisition. The allocation of the costs for the property acquired was as follows (in thousands):

December 31, 2024
Land and improvements	$3,433
Buildings and improvements	29,718
Furniture, fixtures and equipment	2,996
Total purchase price	$36,147

During the year ended December 31, 2022, the Company acquired a 100% interest in the following property:

Property (1)	Location	Acquisition Date	Management Company (1)	Rooms	Purchase Price (in thousands)
21c Hotel Nashville	Nashville, TN	July 29, 2022	Accor Hotels	124	$59,000

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

In connection with the acquisitions of Hotel Teatro and the 21c Hotel Nashville, the value of the assets acquired was primarily based on a sales comparison approach (for land) and a depreciated replacement cost approach (for building and improvements and furniture, fixtures and equipment). The sales comparison approach used inputs of recent land sales in the respective hotel markets. The depreciated replacement cost approach used inputs of both direct and indirect replacement costs using a nationally recognized authority on replacement cost information as well as the age, square footage and number of rooms of the respective assets.

5. Sales of Hotel Properties

In connection with the sales of hotel properties for the years ended December 31, 2024 and 2022, the Company recorded net gains of $8.3 million and $1.0 million, respectively.

During the year ended December 31, 2024, the Company sold the following hotel properties in two separate transactions for a combined sales price of approximately $20.8 million:

Hotel Property Name	Location	Sale Date	Rooms
Residence Inn Merrillville	Merrillville, IN	May 21, 2024	78
Fairfield Inn & Suites Denver Cherry Creek	Denver, CO	September 9, 2024	134
		Total	212

During the year ended December 31, 2022, the Company sold the following hotel properties in two separate transactions for a combined sales price of approximately $49.9 million:

Hotel Property Name	Location	Sale Date	Rooms
Marriott Denver Airport @ Gateway Park	Aurora, CO	March 8, 2022	238
SpringHill Suites Denver North Westminster	Westminster, CO	April 19, 2022	164
		Total	402

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the year ended December 31, 2024
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Southern California	$137,811	$19,623	$15,538	$172,972
Northern California	137,030	13,458	8,013	158,501
South Florida	115,762	20,970	11,571	148,303
New York City	72,571	10,716	3,599	86,886
Chicago	57,871	9,403	3,345	70,619
Louisville	40,237	18,923	3,678	62,838
Washington, DC	58,096	1,156	2,787	62,039
Boston	51,756	4,667	1,960	58,383
Houston	46,372	3,511	4,577	54,460
Charleston	39,516	11,029	3,723	54,268
Other	364,564	39,652	35,955	440,171
Total	$1,121,586	$153,108	$94,746	$1,369,440

	For the year ended December 31, 2023
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$140,866	$14,013	$8,014	$162,893
Southern California	128,273	16,216	14,009	158,498
South Florida	113,579	19,641	10,046	143,266
New York City	67,886	9,235	3,562	80,683
Chicago	57,863	9,629	3,189	70,681
Washington, DC	57,731	1,409	2,402	61,542
Louisville	37,329	16,190	3,643	57,162
Boston	49,010	4,202	1,482	54,694
Houston	43,134	3,148	4,496	50,778
Charleston	36,851	8,581	4,077	49,509
Other	362,506	39,361	34,004	435,871
Total	$1,095,028	$141,625	$88,924	$1,325,577

	For the year ended December 31, 2022
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$128,652	$10,968	$6,684	$146,304
South Florida	113,194	18,392	8,510	140,096
Southern California	113,726	10,214	10,260	134,200
New York City	60,634	8,737	2,899	72,270
Chicago	55,611	8,965	2,972	67,548
Washington, DC	48,875	1,259	2,488	52,622
Louisville	31,074	13,279	3,449	47,802
Boston	41,785	3,458	1,433	46,676
Austin	38,325	3,269	3,190	44,784
Houston	37,775	2,942	4,034	44,751
Other	332,803	35,544	28,262	396,609
Total	$1,002,454	$117,027	$74,181	$1,193,662

7. Debt

The Company's debt consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Senior Notes, net	$994,037	$991,672
Revolver Outstanding	100,000	—
Term Loans, net	918,707	821,443
Mortgage loans, net	207,337	407,663
Debt, net	$2,220,081	$2,220,778

Senior Notes

The Company's senior notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at December 31, 2024	Maturity Date	December 31, 2024	December 31, 2023
2029 Senior Notes (1)(2)	4.00%	September 2029	$500,000	$500,000
2026 Senior Notes (1)(3)	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(5,963)	(8,328)
Total senior notes, net			$994,037	$991,672

(1)Requires payments of interest only through maturity.
(2)The Company has the option to redeem its 4.00% senior notes due 2029 (the "2029 Senior Notes") at a redemption price of (i) 102.0% of the principal amount should such redemption occur before September 15, 2025, (ii) 101.0% of the principal amount should such redemption occur before September 15, 2026 and (iii) 100.0% of the principal amount thereafter, in each case plus accrued and unpaid interest, if any.
(3)The Company has the option to redeem its 3.75% senior notes due 2026 (the "2026 Senior Notes") at a redemption price of (i) 100.938% of the principal amount should such redemption occur before July 1, 2025 and (ii) 100.0% of the principal amount thereafter, in each case plus accrued and unpaid interest, if any.

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

As of December 31, 2024 and 2023, the Company was in compliance with all covenants associated with the Senior Notes.

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

 The Company's unsecured credit agreements consisted of the following (in thousands):

			Carrying Value at
	Interest Rate at December 31, 2024 (1)	Maturity Date	December 31, 2024	December 31, 2023
Revolver (2)	6.08%	May 2027	$100,000	$—
$500 Million Term Loan Maturing 2027	4.69%	September 2027 (4)	500,000	—
$400 Million Term Loan Maturing 2025 (3)	N/A	N/A	—	400,000
$200 Million Term Loan Maturing 2026	6.03%	January 2026 (4)	200,000	200,000
$225 Million Term Loan Maturing 2026	5.33%	May 2026 (4)	225,000	225,000
			1,025,000	825,000
Deferred financing costs, net (5)			(6,293)	(3,557)
Total Revolver and Term Loans, net			$1,018,707	$821,443

(1)Interest rate at December 31, 2024 gives effect to interest rate hedges.
(2)At December 31, 2024 and 2023, there was $500.0 million and $600.0 million, respectively, of borrowing capacity on the Revolver. The Company has the ability to further increase the total capacity on the Revolver to $750.0 million, subject to certain lender requirements. The Company also has the ability to extend the maturity date for an additional one-year period or up to two six-month periods ending May 2028 if certain conditions are satisfied. In April 2024, the Company borrowed $200.0 million under the Revolver and utilized the proceeds to repay a $200.0 million maturing mortgage loan. In September 2024, the Company utilized a portion of the $500 Million Term Loan Maturing 2027 proceeds to repay $100.0 million of outstanding borrowings under the Revolver.
(3)In September 2024, the Company utilized a portion of the $500 Million Term Loan Maturing 2027 proceeds to pay off this term loan.
(4)This Term Loan includes two one-year extension options at the Company's discretion, subject to certain conditions.
(5)Excludes $3.9 million and $5.6 million as of December 31, 2024 and 2023, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

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

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

						Carrying Value at
	Number of Assets Encumbered	Interest Rate at December 31, 2024		Maturity Date		December 31, 2024	December 31, 2023
Mortgage loan (1)	N/A	N/A		N/A		$—	$200,000
Mortgage loan (2)	3	4.49%	(4)	April 2025	(5)	96,000	96,000
Mortgage loan (2)	4	4.93%	(4)	April 2025	(5)	85,000	85,000
Mortgage loan (3)	1	5.06%		January 2029		26,472	26,833
	8					207,472	407,833
Deferred financing costs, net						(135)	(170)
Total mortgage loans, net						$207,337	$407,663
(1)In April 2024, the Company repaid this mortgage loan using a $200.0 million draw under its Revolver.
(2)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(3)Includes $1.5 million and $1.8 million at December 31, 2024 and 2023, respectively, related to a fair value adjustment on this mortgage loan from purchase price allocation at hotel property acquisition. This mortgage loan requires payments of interest only through maturity.
(4)Interest rate at December 31, 2024 gives effect to interest rate hedges.
(5)This mortgage loan provides for a one-year extension option to April 2026, subject to certain conditions. In December 2024, the Company sent a one-year extension notice on this mortgage loan. The extension notice is subject to leverage and debt service coverage ratio ("DSCR") tests and is currently under review by the lender.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or DSCR. Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. At December 31, 2024, all mortgage loans exceeded the minimum debt yield or DSCR thresholds.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the year ended December 31,
	2024	2023	2022
Senior Notes	$38,764	$38,764	$38,820
Revolver and Term Loans	50,928	31,000	34,126
Mortgage loans	13,451	21,014	13,563
Amortization of deferred financing costs	6,623	6,100	5,967
Non-cash interest expense related to interest rate hedges	1,592	1,929	679
Total interest expense	$111,358	$98,807	$93,155

Future Minimum Principal Payments

As of December 31, 2024, excluding extension options, the future minimum principal payments were as follows (in thousands):

2025	$181,000
2026	925,000
2027	600,000
2028	—
2029	525,000
Thereafter	—
Total (1)	$2,231,000

(1)Excludes a $1.5 million fair value adjustment on debt.

8. Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

				Notional value at		Fair value at
Hedge type	Swap rate	Effective Date	Maturity Date	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Swap-cash flow-Daily SOFR	2.44%	January 2021	December 2023	$—	$75,000	$—	$—
Swap-cash flow-Daily SOFR	2.31%	January 2021	December 2023	—	75,000	—	—
Swap-cash flow-Daily SOFR	1.08%	April 2021	April 2024	—	50,000	—	827
Swap-cash flow-Daily SOFR	1.13%	April 2021	April 2024	—	50,000	—	819
Swap-cash flow-Daily SOFR	1.08%	April 2021	April 2024	—	50,000	—	829
Swap-cash flow-Daily SOFR	0.97%	April 2021	April 2024	—	50,000	—	849
Swap-cash flow-Daily SOFR	0.85%	April 2021	April 2024	—	25,000	—	436
Swap-cash flow-Daily SOFR	0.88%	April 2021	April 2024	—	25,000	—	434
Swap-cash flow-Daily SOFR	0.86%	April 2021	April 2024	—	25,000	—	436
Swap-cash flow-Daily SOFR	0.83%	April 2021	April 2024	—	25,000	—	439
Swap-cash flow-Term SOFR	4.37%	April 2023	April 2024	—	200,000	—	673
Swap-cash flow-Daily SOFR	0.77%	June 2020	December 2024	—	50,000	—	2,011
Swap-cash flow-Daily SOFR	0.63%	June 2020	December 2024	—	50,000	—	2,081
Swap-cash flow-Daily SOFR	1.16%	September 2021	September 2025	150,000	150,000	3,445	7,969
Swap-cash flow-Daily SOFR	0.56%	July 2021	January 2026	50,000	50,000	1,926	3,556
Swap-cash flow-Daily SOFR	2.95%	April 2024	April 2027	125,000	125,000	3,104	1,769
Swap-cash flow-Daily SOFR	2.85%	April 2024	April 2027	65,000	65,000	1,765	1,103
Swap-cash flow-Daily SOFR	2.75%	April 2024	April 2027	60,000	60,000	1,768	1,188
Swap-cash flow-Daily SOFR	3.70%	July 2024	July 2027	25,000	25,000	196	(254)
Swap-cash flow-Daily SOFR	3.45%	July 2024	July 2027	25,000	25,000	353	(77)
Swap-cash flow-Daily SOFR	3.71%	July 2024	July 2027	25,000	25,000	191	(259)
Swap-cash flow-Daily SOFR	3.20%	January 2025	January 2028	25,000	—	564	—
Swap-cash flow-Daily SOFR	3.40%	January 2025	January 2028	25,000	—	421	—
Swap-cash flow-Daily SOFR	3.30%	January 2025	January 2029	25,000	—	632	—
				$600,000	$1,275,000	$14,365	$24,829

As of December 31, 2024 and 2023, the aggregate fair value of the interest rate swap assets of $14.4 million and $25.4 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2023, the aggregate fair value of the interest rate swap liabilities of $0.6 million was included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2024 and 2023, there was approximately $13.8 million and $22.7 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate swaps. There was no ineffectiveness recorded during the years ended December 31, 2024 and 2023. For the year ended December 31, 2024, approximately $20.0 million of gains included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. For the year ended December 31, 2023, approximately $29.8 million of gains included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. Approximately $8.2 million of the unrealized gains included in accumulated other comprehensive income at December 31, 2024 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$994,037	$938,750	$991,672	$928,750
Revolver and Term Loans, net	1,018,707	1,025,000	821,443	817,960
Mortgage loans, net	207,337	201,340	407,663	394,458
Debt, net	$2,220,081	$2,165,090	$2,220,778	$2,141,168

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$14,365	$—	$14,365
Total	$—	$14,365	$—	$14,365

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$25,419	$—	$25,419
Interest rate swap liability	—	(590)	—	(590)
Total	$—	$24,829	$—	$24,829

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

10. Commitments and Contingencies

Operating Leases

As of December 31, 2024, 12 of Company's hotel properties were subject to ground lease agreements that cover the land underlying the respective hotels. The ground leases are classified as operating leases. The total ground lease expense was $16.3 million for the year ended December 31, 2024, which consisted of $11.7 million of fixed lease expense and $4.6 million of variable lease expense. The total ground lease expense was $16.7 million for the year ended December 31, 2023, which consisted of $11.9 million of fixed lease expense and $4.8 million of variable lease expense. The total ground lease expense was $15.9 million for the year ended December 31, 2022, which consisted of $11.9 million of fixed lease expense and $4.0 million of variable lease expense. The total ground lease expense is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive income.

The Company's ground leases consisted of the following (in thousands):

		Ground Lease Expense
		For the year ended December 31,
Hotel Property Name	Term Expiration (1)	2024	2023	2022
Wyndham Boston Beacon Hill (2)	N/A	$49	$929	$803
Wyndham San Diego Bayside	2029	5,525	5,315	5,009
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	2057	956	815	1,005
Residence Inn Palo Alto Los Altos (3)	2033	86	86	86
Courtyard Pittsburgh University Center	2083	726	726	726
Marriott Louisville Downtown	2153 (4)	—	—	—
Embassy Suites San Francisco Airport - Waterfront	2059	1,882	1,850	1,646
Wyndham New Orleans - French Quarter	2065	487	487	487
Courtyard Charleston Historic District	2096	1,062	1,052	1,044
Courtyard Austin Downtown Convention Center and Residence Inn Austin Downtown Convention Center	2100	906	1,025	922
Courtyard Waikiki Beach	2112	4,295	4,121	3,922
Moxy Denver Cherry Creek	2115	280	272	258
		$16,254	$16,678	$15,908

(1)    Assumes the exercise of any remaining extension options.
(2)    In January 2024, the Company acquired a fee simple interest in this hotel property, which was previously owned via a leasehold interest that was subject to a ground lease, for approximately $125.0 million.
(3)    The ground lease underlying a portion of this hotel property is part of a municipal utility district’s water pipeline right-of-way.
(4)    The lease may be extended for up to four twenty-five year terms at the Company's option.

The future lease payments for the Company's operating leases are as follows (in thousands):

December 31, 2024
2025	$9,678
2026	10,247
2027	11,023
2028	11,075
2029	10,638
Thereafter	527,456
Total future lease payments	580,117
Imputed interest	(461,015)
Lease liabilities	$119,102

The following table presents certain information related to the Company's operating leases as of December 31, 2024:

Weighted average remaining lease term	63 years
Weighted average discount rate	7.30%

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures, real estate taxes, insurance, and debt obligations where lenders hold restricted cash due to cash trap events. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues for future capital expenditures (including the periodic replacement or refurbishment of FF&E). Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of December 31, 2024 and 2023, approximately $23.5 million and $38.7 million, respectively, was available in the restricted cash reserves for future capital expenditures and real estate taxes.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of December 31, 2024, 95 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from three to 25 years, with 15 different management companies as noted in the table below. This number includes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott.

Management Company	Number of Hotel Properties
Aimbridge Hospitality	30
Colwen Management, Inc.	1
Concord Hospitality Enterprises Company	1
Crestline Hotels and Resorts	1
Davidson Hotels and Resorts	2
Hilton Management and affiliates	21
HEI Hotels and Resorts	2
Hersha Hospitality Management	6
Highgate Hotels	3
Hyatt Corporation and affiliates	11
InnVentures (1)	3
Marriott International, Inc.	3
Pyramid	1
Sage Hospitality	6
White Lodging Services	4
95

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

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2024, 2023 and 2022, the Company incurred management fee expense of approximately $41.0 million, $41.7 million and $34.7 million, respectively.

Franchise Agreements

As of December 31, 2024, 57 of the Company's consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, three hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2024, 2023 and 2022, the Company incurred franchise fee expense of approximately $67.0 million, $65.7 million and $60.9 million, respectively.

11. Equity
Common Shares of Beneficial Interest

Under the declaration of trust for the Company, there are 450,000,000 common shares authorized for issuance.

On April 26, 2024, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2024 to May 8, 2025 (the "2024 Share Repurchase
Program"). During the year ended December 31, 2024, the Company repurchased and retired 2.3 million common shares for approximately $22.0 million, of which $1.3 million was repurchased under a share repurchase program authorized by the Company’s board of trustees in 2023, which expired May 8, 2024, and $20.7 million was repurchased under the 2024 Share Repurchase Program. Subsequent to December 31, 2024, the Company repurchased and retired 1.2 million common shares for approximately $12.0 million. As of February 26, 2025, the 2024 Share Repurchase Program had a remaining capacity of $217.3 million.

During the year ended December 31, 2023, the Company repurchased and retired 7.5 million common shares for approximately $76.0 million.

During the year ended December 31, 2022, the Company repurchased and retired 4.9 million common shares for approximately $57.6 million.

During the years ended December 31, 2024, 2023, and 2022, the Company declared a cash dividend of $0.50, $0.36, and $0.12, respectively, on each common share.

Series A Preferred Shares

Under the declaration of trust for the Company, there are 50,000,000 preferred shares authorized for issuance. The Series A Preferred Shares are convertible, in whole or in part, at any time, at the option of the holders into common shares at a conversion rate of 0.2806 common shares for each Series A Preferred Share.

During each of the years ended December 31, 2024, 2023 and 2022, the Company declared a cash dividend of $1.95 per Series A Preferred Share.
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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. As of December 31, 2024, the Operating Partnership had 154,067,408 OP units outstanding, of which 99.5% of the outstanding OP units were owned by the Company and its subsidiaries, and the noncontrolling 0.5% ownership interest was owned by other limited partners.

As of December 31, 2024, the limited partners owned 771,831 OP units. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares is as follows:

	2024		2023		2022
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	2,305,303	$13.52	2,267,870	$15.32	2,380,283	$15.43
Granted	925,731	11.57	991,453	10.84	569,600	15.10
Vested	(1,610,821)	14.20	(928,192)	15.07	(647,426)	15.65
Forfeited	(30,924)	11.00	(25,828)	13.13	(34,587)	13.15
Unvested at December 31,	1,589,289	$11.74	2,305,303	$13.52	2,267,870	$15.32

For the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $11.7 million, $15.4 million and $14.4 million, respectively, of share-based compensation expense related to restricted share awards.

As of December 31, 2024, there was $10.9 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 1.7 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2024, 2023 and 2022 was approximately $17.8 million, $9.9 million and $9.0 million, respectively.

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
(1) In February 2024, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 253,000 restricted shares, all of which vested immediately. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the year ended December 31, 2024 was approximately $3.0 million.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $9.1 million, $8.9 million and $7.3 million, respectively, of share-based compensation expense related to the performance unit awards.

As of December 31, 2024, there was $11.6 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 1.7 years.

As of December 31, 2024, there were 2,052,589 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP Units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the years ended

December 31, 2024, 2023 and 2022, since the limited partners’ share of income or loss would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the year ended December 31,
	2024	2023	2022
Numerator:
Net income attributable to RLJ	$68,021	$76,405	$41,925
Less: Preferred dividends	(25,115)	(25,115)	(25,115)
Less: Dividends paid on unvested restricted shares	(895)	(882)	(284)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$42,011	$50,408	$16,526

Denominator:
Weighted-average number of common shares - basic	152,856,036	155,928,663	161,947,807
Unvested restricted shares	481,666	538,023	345,058
Unvested performance units	138,219	89,728	—
Weighted-average number of common shares - diluted	153,475,921	156,556,414	162,292,865

Net income per share attributable to common shareholders - basic	$0.27	$0.32	$0.10

Net income per share attributable to common shareholders - diluted	$0.27	$0.32	$0.10

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

For federal income tax purposes, the cash distributions to shareholders are characterized as follows:

	For the Years Ended December 31,
	2024	2023	2022
Common distributions:
Ordinary income	96.2%	90.0%	72.0%
Return of capital	—	—	28.0%
Capital gains	3.8%	—	—
Qualified dividend	—	10.0%	—
	100.0%	100.0%	100.0%

Preferred distributions:
Ordinary income	96.2%	90.0%	100.0%
Return of capital	—	—	—
Capital gains	3.8%	—	—
Qualified dividend	—	10.0%	—
	100.0%	100.0%	100.0%

The components of the income tax provision are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Current:
Federal	$(181)	$(200)	$(162)
State	(1,408)	(1,061)	(1,374)
Deferred:
Federal	(8)	4	15
State	(2)	1	3
Income tax expense	$(1,599)	$(1,256)	$(1,518)

The provision for income taxes is different from the amount of income tax expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Expected U.S. federal tax expense at statutory rate	$(14,656)	$(16,353)	$(9,184)
Tax impact of REIT election	19,295	15,443	(1,659)
Expected tax benefit (expense) at TRS	4,639	(910)	(10,843)
Change in valuation allowance	(6,522)	(120)	11,945
State income tax expense, net of federal benefit	(83)	(1,006)	(2,861)
Other items	367	780	241
Income tax expense	$(1,599)	$(1,256)	$(1,518)

Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of the assets and liabilities. The deferred tax assets (liabilities) include the following (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax liabilities:
Partnership basis	$(2,569)	$(2,315)
Prepaid expenses	(1,376)	(813)
Deferred tax liabilities	$(3,945)	$(3,128)

Deferred tax assets:
Property and equipment	$6,872	$6,940
Incentive and vacation accrual	2,964	3,719
Deferred revenue - key money	3,285	1,767
Allowance for doubtful accounts	45	70
Other	971	892
Net operating loss carryforwards	70,855	64,275
Federal historic tax credit	824	824
Valuation allowance	(81,858)	(75,336)
Deferred tax assets	$3,958	$3,151

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on the consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income, and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company would record a valuation allowance to reduce its deferred tax assets to the amount that is most likely to be utilized in future periods to offset taxable income. Based upon the available objective evidence at December 31, 2024, the Company determined it was more likely than not that the deferred tax assets related to the net operating loss ("NOL") carryforwards of RLJ Lodging Trust Master TRS, Inc., the Company's primary TRS, would not be utilized in future periods. The Company considered all available evidence, both positive and negative, including cumulative losses in recent years and its current forecast of future income in its analysis. As of December 31, 2024 and 2023, the Company had a valuation allowance of approximately $81.9 million and $75.3 million, respectively, related to NOL carryforwards, historic tax credits, and other deferred tax assets of its TRSs.

The Company’s NOLs will begin to expire in 2024 for federal tax purposes and 2024 to 2040 for state tax purposes. The Company's historic tax credits begin to expire in 2035. The annual utilization of these NOLs and tax credits is limited pursuant to federal and state tax laws.

The Company is subject to examination by U.S. federal and various state and local jurisdictions.  The tax years subject to examination vary by jurisdiction.  With few exceptions, as of December 31, 2024, the Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for the tax years of 2020 and before.

The Company had no accruals for tax uncertainties as of December 31, 2024 and 2023.

15. Segment Information
The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer.

The CODM separately evaluates the performance of each of the Company’s hotel properties and each hotel property is an operating segment. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single reportable segment.

The hotel segment revenues are derived from the operation of hotel properties. The hotel segment generates room revenue by renting hotel rooms to customers at the Company’s hotel properties. The hotel segment generates food and beverage revenue from the sale of food and beverage to customers at the Company’s hotel properties. The hotel segment generates other revenue from parking fees, resort fees, gift shop sales and other guest service fees at the Company’s hotel properties.

The CODM assesses performance for the hotel segment and decides how to allocate resources based on Hotel EBITDA, which is a non-GAAP financial measure. Hotel EBITDA is defined as net income or loss excluding: (1) interest expense; (2) income tax expense; and (3) depreciation and amortization expense, adjusted for corporate-level expenses, certain non-cash items, and certain other items that the Company considers outside the normal course of operations.

The following table presents information about profit or loss for the hotel segment:

	For the Years Ended December 31,
	2024	2023	2022
Revenues
Room revenue	$1,121,586	$1,095,028	$1,002,454
Food and beverage revenue	153,108	141,625	117,027
Other revenue	94,746	88,924	74,181
Total revenues	1,369,440	1,325,577	1,193,662
Operating expenses
Room expense	288,567	277,058	253,441
Food and beverage expense	117,766	109,707	87,402
Management and franchise fee expense	107,978	107,417	95,565
Other operating expenses	363,631	340,485	308,000
Total operating expenses	877,942	834,667	744,408
Property tax, insurance and other	107,043	100,229	86,996
Other, net (1)	(14,300)	(11,535)	(8,470)
Hotel EBITDA	$398,755	$402,216	$370,728
(1)    Includes miscellaneous hotel segment income, as well as adjustments for corporate-level expenses, certain non-cash items, and certain other items that the Company considers outside the normal course of operations.

The following table provides a reconciliation of the hotel segment profit and loss to the Company’s consolidated totals:

	For the Years Ended December 31,
	2024	2023	2022
Income before income tax expense	$69,790	$77,873	$43,733
Depreciation and amortization	179,431	179,103	184,875
Interest expense, net of interest income	94,044	79,064	88,596
General and administrative	54,804	58,998	56,330
(Gain) loss on sale of hotel properties, net	(8,262)	34	(1,017)
Other, net	8,948	7,144	(1,789)
Hotel EBITDA	$398,755	$402,216	$370,728

A measure of segment assets is not currently provided to the CODM and has therefore not been included herein.

16. Supplemental Information to Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$409,809	$516,675	$481,316
Restricted cash reserves	23,516	38,652	55,070
Cash, cash equivalents, and restricted cash reserves	$433,325	$555,327	$536,386

Interest paid	$103,711	$89,827	$87,180

Income taxes paid	$2,220	$2,538	$1,255

Operating cash flow lease payments for operating leases	$15,226	$16,899	$15,742

Right-of-use asset obtained in exchange for lease obligation	$—	$5,016	$—

Right-of-use asset and lease liability adjustments due to remeasurement	$(1,165)	$—	$(2,473)

Right-of-use asset and lease liability reclassifications to land due to acquisition	$1,187	$—	$—

Supplemental investing and financing transactions
In connection with acquisitions, the Company recorded the following:
Purchase prices	$160,500	$—	$59,000
Application of purchase deposit	(2,400)	—	—
Transaction costs	892	—	1,110
Operating prorations	(243)	—	(802)
Acquisitions, net	$158,749	$—	$59,308

In connection with the sales of hotel properties, the Company recorded the following:
Sales prices	$20,778	$—	$49,900
Transaction costs	(1,116)	—	(834)
Operating prorations	(159)	—	(991)
Proceeds from sales of hotel properties, net	$19,503	$—	$48,075

Supplemental non-cash transactions
Change in fair market value of designated interest rate swaps	$(8,874)	$(17,929)	$63,570
Accrued capital expenditures	$27,172	$22,144	$17,645
Distributions payable	$30,634	$22,500	$14,622

17.  Subsequent Events

Subsequent to December 31, 2024, the Company repurchased and retired approximately 1.2 million common shares for approximately $12.0 million.

RLJ Lodging Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(amounts in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2024
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Marriott Denver South @ Park Meadows	$—	$5,385	$39,488	$4,641	$5,393	$44,121	$49,514	$20,740	2006	15 - 40 years
Marriott Louisville Downtown	—	—	89,541	25,423	147	114,817	114,964	50,900	2006	15 - 40 years
Marriott Chicago Midway	—	4,464	32,736	3,628	4,496	36,332	40,828	16,803	2006	15 - 40 years
Renaissance Boulder Flatiron Hotel	—	4,440	32,557	10,256	4,847	42,406	47,253	17,463	2006	15 - 40 years
Renaissance Fort Lauderdale West Hotel	—	4,842	35,517	9,919	4,940	45,338	50,278	19,080	2006	15 - 40 years
Courtyard Chicago Downtown Magnificent Mile	—	8,140	59,696	10,239	8,148	69,927	78,075	32,174	2006	15 - 40 years
Courtyard Indianapolis @ The Capitol	—	2,482	18,207	4,300	2,647	22,342	24,989	9,841	2006	15 - 40 years
Courtyard Midway Airport	—	2,172	15,927	3,736	2,211	19,624	21,835	9,526	2006	15 - 40 years
Courtyard Austin Downtown Convention Center	—	6,049	44,361	6,309	6,058	50,661	56,719	21,012	2007	15 - 40 years
Residence Inn Houston By The Galleria	—	2,665	19,549	3,645	2,686	23,173	25,859	11,112	2006	15 - 40 years
Residence Inn Indianapolis Downtown On The Canal	—	2,670	19,588	5,329	2,679	24,908	27,587	10,771	2006	15 - 40 years
Residence Inn Louisville Downtown	—	1,815	13,308	3,479	1,822	16,780	18,602	6,949	2007	15 - 40 years
Residence Inn Austin Downtown Convention Center	—	3,767	27,626	4,842	3,804	32,431	36,235	13,207	2007	15 - 40 years
Fairfield Inn & Suites Key West	—	1,803	19,325	4,243	1,890	23,481	25,371	11,200	2006	15 - 40 years
Fairfield Inn & Suites Chicago Midway Airport	—	1,425	10,449	2,117	1,447	12,544	13,991	6,034	2006	15 - 40 years
Hampton Inn Chicago Midway Airport	—	2,747	20,143	3,608	2,793	23,705	26,498	11,107	2006	15 - 40 years
Hilton Garden Inn Chicago Midway Airport	—	2,978	21,842	1,779	3,006	23,593	26,599	11,117	2006	15 - 40 years
Sleep Inn Midway Airport	—	1,189	8,718	1,955	1,225	10,637	11,862	5,389	2006	15 - 40 years
Holiday Inn Express & Suites Midway Airport	—	1,874	13,742	3,222	1,927	16,911	18,838	7,825	2006	15 - 40 years
TGI Friday's Chicago Midway	—	829	6,139	1,085	860	7,193	8,053	3,287	2006	15 - 40 years
Hampton Inn Garden City	—	5,691	22,764	3,962	5,742	26,675	32,417	11,314	2007	15 - 40 years
Courtyard Houston By The Galleria	19,000	3,069	22,508	2,780	3,090	25,267	28,357	10,842	2007	15 - 40 years
Embassy Suites Los Angeles Downey	31,000	4,857	29,943	12,325	5,037	42,088	47,125	17,781	2008	15 - 40 years
Embassy Suites Tampa Downtown Convention Center	—	2,161	71,017	16,498	2,444	87,232	89,676	32,195	2010	15 - 40 years
Fairfield Inn & Suites Washington DC Downtown	—	16,214	22,265	7,935	16,447	29,967	46,414	13,133	2010	15 - 40 years
Embassy Suites Fort Myers Estero	—	2,816	7,862	4,356	2,976	12,058	15,034	4,634	2010	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2024
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Homewood Suites Washington DC Downtown	—	23,139	34,188	8,648	23,758	42,217	65,975	15,367	2010	15 - 40 years
Hotel Tonnelle New Orleans, a Tribute Portfolio Hotel	—	1,901	2,793	16,704	2,155	19,243	21,398	11,060	2010	15 - 40 years
Residence Inn National Harbor Washington DC	—	7,457	37,046	2,666	7,505	39,664	47,169	14,462	2010	15 - 40 years
Hilton Garden Inn New Orleans Convention Center	—	3,405	20,750	10,512	3,509	31,158	34,667	12,555	2010	15 - 40 years
Hilton Garden Inn Los Angeles Hollywood	—	5,303	19,136	11,137	5,702	29,874	35,576	13,210	2010	15 - 40 years
Renaissance Pittsburgh Hotel	—	3,274	39,934	12,003	3,397	51,814	55,211	19,360	2011	15 - 40 years
Courtyard Atlanta Buckhead	—	2,860	21,668	6,660	2,978	28,210	31,188	10,090	2011	15 - 40 years
Embassy Suites West Palm Beach Central	—	3,656	9,614	10,623	3,923	19,970	23,893	9,348	2011	15 - 40 years
Hilton Garden Inn Pittsburgh University Place	—	1,975	18,490	9,484	2,382	27,567	29,949	13,092	2011	15 - 40 years
Courtyard Charleston Historic District	—	2,714	35,828	5,493	3,613	40,422	44,035	13,990	2011	15 - 40 years
Residence Inn Bethesda Downtown	—	8,154	52,749	11,652	8,991	63,564	72,555	20,898	2012	15 - 40 years
Courtyard New York Manhattan Upper East Side	—	20,655	60,222	9,181	21,282	68,776	90,058	23,766	2012	15 - 40 years
Hilton Garden Inn San Francisco Oakland Bay Bridge	—	11,903	22,757	18,116	12,534	40,242	52,776	12,850	2012	15 - 40 years
Embassy Suites Boston Waltham	—	6,268	56,024	5,900	6,386	61,806	68,192	20,570	2012	15 - 40 years
Courtyard Houston Downtown Convention Center	—	5,799	28,953	6,068	6,106	34,714	40,820	11,322	2013	15 - 40 years
Residence Inn Houston Downtown Convention Center	—	4,674	24,913	5,204	4,882	29,909	34,791	9,713	2013	15 - 40 years
SpringHill Suites Houston Downtown Convention Center	—	2,382	12,756	12,539	2,574	25,103	27,677	11,434	2013	15 - 40 years
Courtyard Waikiki Beach	—	557	79,033	17,360	855	96,095	96,950	29,925	2013	15 - 40 years
Courtyard San Francisco	—	11,277	18,198	31,022	11,291	49,206	60,497	19,816	2013	15 - 40 years
Residence Inn Atlanta Midtown Historic	—	2,812	6,044	8,507	2,982	14,381	17,363	5,229	2013	15 - 40 years
SpringHill Suites Portland Hillsboro	—	3,488	18,283	1,864	3,544	20,091	23,635	6,178	2013	15 - 40 years
Hilton Cabana Miami Beach	—	25,083	40,707	13,390	25,629	53,551	79,180	14,073	2014	15 - 40 years
Hyatt House Charlotte Center City	—	3,029	26,193	2,395	3,054	28,563	31,617	8,048	2014	15 - 40 years
Hyatt House Cypress Anaheim	16,000	3,995	9,164	4,067	4,378	12,848	17,226	5,161	2014	15 - 40 years
Hyatt House Emeryville San Francisco Bay Area	—	7,425	29,137	8,537	7,517	37,582	45,099	12,110	2014	15 - 40 years
Hyatt House San Diego Sorrento Mesa	—	10,420	21,288	4,421	10,752	25,377	36,129	7,278	2014	15 - 40 years
Hyatt House San Jose Silicon Valley	—	6,820	31,682	3,352	6,982	34,872	41,854	9,584	2014	15 - 40 years
Hyatt House San Ramon	—	5,712	11,852	3,036	5,768	14,832	20,600	5,153	2014	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2024
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Hyatt House Santa Clara	—	8,044	27,703	3,576	8,052	31,271	39,323	9,337	2014	15 - 40 years
Hyatt Centric The Woodlands	—	5,950	16,882	2,984	5,979	19,837	25,816	5,377	2014	15 - 40 years
Hyatt Place Fremont Silicon Valley	—	6,209	13,730	1,851	6,297	15,493	21,790	4,918	2014	15 - 40 years
Hyatt Place Madison Downtown	—	6,701	25,478	1,677	6,753	27,103	33,856	7,396	2014	15 - 40 years
Embassy Suites Irvine Orange County	—	15,062	33,048	9,463	15,247	42,326	57,573	13,716	2014	15 - 40 years
Courtyard Portland City Center	—	8,019	53,024	1,714	8,021	54,736	62,757	14,957	2014	15 - 40 years
Hyatt Atlanta Midtown	—	3,737	41,731	4,414	3,740	46,142	49,882	11,765	2014	15 - 40 years
DoubleTree Grand Key Resort	—	48,192	27,770	10,101	48,451	37,612	86,063	11,989	2014	15 - 40 years
Hyatt Place Washington DC Downtown K Street	—	10,763	55,225	2,200	10,763	57,425	68,188	13,986	2015	15 - 40 years
Homewood Suites Seattle Lynnwood	19,000	3,933	30,949	1,806	4,018	32,670	36,688	7,750	2015	15 - 40 years
Residence Inn Palo Alto Los Altos	—	16,996	45,786	3,006	17,222	48,566	65,788	11,891	2015	15 - 40 years
DoubleTree Suites by Hilton Austin	—	7,072	50,827	6,275	7,522	56,652	64,174	10,220	2017	15 - 40 years
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	—	896	44,508	9,125	1,202	53,327	54,529	9,700	2017	15 - 40 years
Embassy Suites Atlanta - Buckhead	—	31,279	46,015	18,631	31,544	64,381	95,925	13,264	2017	15 - 40 years
Embassy Suites Birmingham	—	10,495	33,568	2,366	10,512	35,917	46,429	6,801	2017	15 - 40 years
Embassy Suites Dallas - Love Field	25,000	6,408	34,694	2,885	6,418	37,569	43,987	7,070	2017	15 - 40 years
Embassy Suites Deerfield Beach - Resort & Spa	—	7,527	56,128	20,196	8,028	75,823	83,851	13,279	2017	15 - 40 years
Embassy Suites Fort Lauderdale 17th Street	—	30,933	54,592	17,338	31,347	71,516	102,863	12,274	2017	15 - 40 years
Embassy Suites Los Angeles - International Airport South	50,000	13,110	94,733	15,853	14,225	109,471	123,696	19,406	2017	15 - 40 years
Embassy Suites Miami - International Airport	—	14,765	18,099	9,646	15,277	27,233	42,510	5,542	2017	15 - 40 years
Embassy Suites Milpitas Silicon Valley	—	43,157	26,399	13,727	43,370	39,913	83,283	9,777	2017	15 - 40 years
Embassy Suites Minneapolis - Airport	—	7,248	41,202	18,243	9,787	56,906	66,693	14,553	2017	15 - 40 years
Embassy Suites Orlando - International Drive South/Convention Center	—	4,743	37,687	2,424	5,035	39,819	44,854	7,764	2017	15 - 40 years
Embassy Suites Phoenix - Biltmore	21,000	24,680	24,487	13,761	24,790	38,138	62,928	6,673	2017	15 - 40 years
Embassy Suites San Francisco Airport - South San Francisco	—	39,616	55,163	16,754	39,798	71,735	111,533	15,404	2017	15 - 40 years
Embassy Suites San Francisco Airport - Waterfront	—	3,698	85,270	5,279	4,485	89,762	94,247	18,729	2017	15 - 40 years
Zachari Dunes on Mandalay Beach, Curio Collection by Hilton	—	35,769	53,280	31,811	37,081	83,779	120,860	16,190	2017	15 - 40 years
DoubleTree by Hilton Houston Medical Center Hotel & Suites	—	7,776	43,475	11,438	8,257	54,432	62,689	9,034	2017	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2024
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Mills House Charleston, Curio Collection by Hilton	—	9,599	68,932	12,545	10,745	80,331	91,076	14,693	2017	15 - 40 years
San Francisco Marriott Union Square	—	46,773	107,841	13,672	46,882	121,404	168,286	24,652	2017	15 - 40 years
The Knickerbocker New York	—	113,613	119,453	5,781	114,950	123,897	238,847	22,682	2017	15 - 40 years
The Pierside Santa Monica	—	27,054	45,866	16,583	27,722	61,781	89,503	10,570	2017	15 - 40 years
Wyndham Boston Beacon Hill	—	126,606	51,934	2,736	126,610	54,666	181,276	31,854	2017	15 - 40 years
Wyndham New Orleans - French Quarter	—	300	72,686	2,837	300	75,523	75,823	13,936	2017	15 - 40 years
Wyndham Philadelphia Historic District	—	8,367	51,914	1,417	8,630	53,068	61,698	9,935	2017	15 - 40 years
Courtyard Pittsburgh University Center	—	154	31,625	7,497	498	38,778	39,276	6,256	2017	15 - 40 years
Wyndham San Diego Bayside	—	989	29,440	7,410	1,374	36,465	37,839	20,734	2017	6 years
AC Hotel Boston Downtown	—	26,560	53,354	235	26,560	53,589	80,149	4,533	2021	15 - 40 years
Hampton Inn and Suites Atlanta Midtown	—	5,990	48,321	56	5,993	48,374	54,367	4,144	2021	15 - 40 years
Moxy Denver Cherry Creek	26,472	—	48,725	171	68	48,828	48,896	3,767	2021	15 - 40 years
The Bankers Alley Hotel, a Tapestry Collection by Hilton	—	19,807	36,223	2,420	19,828	38,622	58,450	2,347	2022	15 - 40 years
Hotel Teatro - Denver	—	3,433	29,718	55	3,433	29,773	33,206	432	2024	15 - 40 years
	$207,472	$1,104,704	$3,481,705	$754,111	$1,130,005	$4,210,515	$5,340,520	$1,230,375

(1) The aggregate cost of real estate for federal income tax purposes was approximately $5.2 billion at December 31, 2024.

The change in the total cost of the hotel properties is as follows:

	2024	2023	2022
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$5,115,627	$5,033,114	$4,977,563
Add: Acquisitions	159,493	—	56,030
Add: Improvements	83,903	82,513	68,012
Less: Sale of hotel properties	(18,503)	—	(68,491)
Balance at end of period	$5,340,520	$5,115,627	$5,033,114

The change in the accumulated depreciation of the real estate assets is as follows:

	2024	2023	2022
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$(1,105,184)	$(975,029)	$(870,741)
Add: Depreciation for the period	(132,718)	(130,155)	(125,203)
Less: Sale of hotel properties	7,527	—	20,915
Balance at end of period	$(1,230,375)	$(1,105,184)	$(975,029)