Form 10-Q
period 2025-03-31
RLJ Lodging Trust
filed 2025-05-05
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
As of April 28, 2025, 151,713,831 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Investment in hotel properties, net	$4,225,887	$4,250,524
Investment in unconsolidated joint ventures	7,638	7,457
Cash and cash equivalents	347,526	409,809
Restricted cash reserves	24,868	23,516
Hotel and other receivables, net of allowance of $114 and $169, respectively	27,515	25,494
Lease right-of-use assets	126,889	128,111
Prepaid expense and other assets	57,265	38,968
Total assets	$4,817,588	$4,883,879
Liabilities and Equity
Debt, net	$2,221,406	$2,220,081
Accounts payable and other liabilities	147,960	154,643
Advance deposits and deferred revenue	40,553	40,242
Lease liabilities	118,825	119,102
Accrued interest	10,885	20,900
Distributions payable	30,346	30,634
Total liabilities	2,569,975	2,585,602
Commitments and Contingencies (Note 11)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at March 31, 2025 and December 31, 2024	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 151,926,642 and 153,295,577 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,519	1,533
Additional paid-in capital	2,973,288	2,992,487
Distributions in excess of net earnings	(1,116,044)	(1,090,186)
Accumulated other comprehensive income	8,492	13,788
Total shareholders’ equity	2,234,191	2,284,558
Noncontrolling interests:
Noncontrolling interest in the Operating Partnership	6,006	6,130
Noncontrolling interest in consolidated joint ventures	7,416	7,589
Total noncontrolling interests	13,422	13,719
Total equity	2,247,613	2,298,277
Total liabilities and equity	$4,817,588	$4,883,879

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2025	2024
Revenues
Operating revenues
Room revenue	$267,654	$266,630
Food and beverage revenue	37,513	35,689
Other revenue	22,952	22,091
Total revenues	328,119	324,410
Expenses
Operating expenses
Room expense	70,851	69,386
Food and beverage expense	29,289	28,627
Management and franchise fee expense	25,202	25,655
Other operating expenses	91,711	89,809
Total property operating expenses	217,053	213,477
Depreciation and amortization	45,788	44,679
Property tax, insurance and other	27,203	27,834
General and administrative	12,646	15,105
Transaction costs	56	14
Total operating expenses	302,746	301,109
Other income, net	888	3,191
Interest income	3,255	4,787
Interest expense	(27,552)	(26,458)
Gain on sale of hotel property, net	1,321	—
Income before equity in income from unconsolidated joint ventures	3,285	4,821
Equity in income from unconsolidated joint ventures	181	234
Income before income tax expense	3,466	5,055
Income tax expense	(294)	(309)
Net income	3,172	4,746
Net loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	17	2
Noncontrolling interest in consolidated joint ventures	173	189
Net income attributable to RLJ	3,362	4,937
Preferred dividends	(6,279)	(6,279)
Net loss attributable to common shareholders	$(2,917)	$(1,342)

Basic and diluted per common share data:
Net loss per share attributable to common shareholders	$(0.02)	$(0.01)
Weighted-average number of common shares	150,909,513	152,970,215

Comprehensive (loss) income:
Net income	$3,172	$4,746
Unrealized (loss) gain on interest rate derivatives	(5,296)	2,282
Comprehensive (loss) income	(2,124)	7,028
Comprehensive loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	17	2
Noncontrolling interest in consolidated joint ventures	173	189
Comprehensive (loss) income attributable to RLJ	$(1,934)	$7,219

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2024	12,879,475	$366,936	153,295,577	$1,533	$2,992,487	$(1,090,186)	$13,788	$6,130	$7,589	$2,298,277
Net income (loss)	—	—	—	—	—	3,362	—	(17)	(173)	3,172
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(5,296)	—	—	(5,296)
Issuance of restricted stock	—	—	1,197,751	11	(11)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	4,730	—	—	—	—	4,730
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(333,637)	(3)	(3,125)	—	—	—	—	(3,128)
Shares acquired as part of a share repurchase program	—	—	(2,233,049)	(22)	(20,793)	—	—	—	—	(20,815)
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(22,941)	—	(107)	—	(23,048)
Balance at March 31, 2025	12,879,475	$366,936	151,926,642	$1,519	$2,973,288	$(1,116,044)	$8,492	$6,006	$7,416	$2,247,613

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$3,172	$4,746
Adjustments to reconcile net income to cash flow provided by operating activities:
Gain on sale of hotel property, net	(1,321)	—
Depreciation and amortization	45,788	44,679
Amortization of deferred financing costs	1,831	1,572
Non-cash lease expense and other amortization	1,078	1,466
Equity in income from unconsolidated joint ventures	(181)	(234)
Amortization of share-based compensation	4,349	6,434
Changes in assets and liabilities:
Hotel and other receivables, net	(2,060)	(591)
Prepaid expense and other assets	(23,263)	(24,434)
Accounts payable and other liabilities	(3,415)	(7,015)
Advance deposits and deferred revenue	337	3,859
Accrued interest	(10,015)	(9,715)
Net cash flow provided by operating activities	16,300	20,767
Cash flows from investing activities
Acquisition, net	—	(122,679)
Proceeds from sale of hotel property, net	24,121	—
Improvements and additions to hotel properties and other assets	(46,794)	(33,794)
Purchase deposits	(1,000)	(1,500)
Net cash flow used in investing activities	(23,673)	(157,973)
Cash flows from financing activities
Repurchase of common shares under share repurchase programs	(20,815)	(1,251)
Repurchase of common shares to satisfy employee tax withholding requirements	(3,128)	(4,031)
Distributions on preferred shares	(6,279)	(6,279)
Distributions on common shares	(23,229)	(15,530)
Distributions on Operating Partnership units	(107)	(72)
Net cash flow used in financing activities	(53,558)	(27,163)
Net change in cash, cash equivalents, and restricted cash reserves	(60,931)	(164,369)
Cash, cash equivalents, and restricted cash reserves, beginning of period	433,325	555,327
Cash, cash equivalents, and restricted cash reserves, end of period	$372,394	$390,958

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2025, there were 152,698,473 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of March 31, 2025, the Company owned 95 hotel properties with approximately 21,200 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 93 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 94 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 94 of the 95 hotel properties to its taxable REIT subsidiaries ("TRSs"), of which the Company owns a controlling financial interest.

2.              Summary of Significant Accounting Policies

The Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission ("SEC") on February 26, 2025 (the "Annual Report"), contains a discussion of the Company's significant accounting policies. Other than noted below, there have been no significant changes to the Company's significant accounting policies since December 31, 2024.

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the SEC applicable to financial information. The unaudited financial statements include all adjustments of a normal recurring nature that are necessary, in the opinion of management, to fairly state the consolidated balance sheets, statements of operations and comprehensive (loss) income, statements of changes in equity and statements of cash flows.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, included in the Annual Report.

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

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net income and comprehensive (loss) income, shareholders’ equity or cash flows.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and related disclosures.

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
3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Land and improvements	$1,128,323	$1,130,005
Buildings and improvements	4,207,246	4,210,515
Furniture, fixtures and equipment	862,906	852,993
	6,198,475	6,193,513
Accumulated depreciation	(1,972,588)	(1,942,989)
Investment in hotel properties, net	$4,225,887	$4,250,524

For the three months ended March 31, 2025 and 2024, the Company recognized depreciation expense related to its investment in hotel properties of approximately $45.7 million and $44.6 million, respectively.

4.              Acquisition

On January 29, 2024, the Company acquired the fee simple interest in the Wyndham Boston Beacon Hill in Boston, Massachusetts, which was previously owned via a leasehold interest that was subject to a ground lease, for a purchase price of approximately $125.0 million. The acquisition was accounted for as an asset acquisition, whereby approximately $0.2 million of transaction costs were capitalized as part of the cost of the acquisition. The existing right-of-use asset of $1.3 million, lease liability of $0.1 million and $125.2 million cost of the acquisition were recorded as land in the accompanying consolidated balance sheets.

5.            Sale of Hotel Property

On March 6, 2025, the Company sold the 181-room Courtyard Atlanta Buckhead hotel property in Atlanta, Georgia for a sales price of $24.3 million. The Company recorded a net gain of $1.3 million for the three months ended March 31, 2025 in connection with the sale of this hotel property.

6.          Revenue

	For the three months ended March 31, 2025				For the three months ended March 31, 2024
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$40,587	$6,142	$3,036	$49,765	$40,349	$5,859	$3,124	$49,332
Northern California	35,111	3,462	2,013	40,586	34,737	4,309	1,907	40,953
Southern California	30,876	4,667	3,438	38,981	30,542	4,226	3,139	37,907
Houston	13,209	1,108	1,175	15,492	12,371	912	1,109	14,392
New York City	12,290	1,649	796	14,735	11,676	1,363	686	13,725
Louisville	9,021	4,579	915	14,515	8,270	4,117	817	13,204
Washington, DC	12,709	165	791	13,665	12,391	138	550	13,079
Austin	10,046	1,461	900	12,407	10,438	1,192	843	12,473
Charleston	8,596	2,722	898	12,216	8,864	2,608	874	12,346
New Orleans	10,938	475	760	12,173	9,634	451	775	10,860
Other	84,271	11,083	8,230	103,584	87,358	10,514	8,267	106,139
Total	$267,654	$37,513	$22,952	$328,119	$266,630	$35,689	$22,091	$324,410

7.              Debt

The Company's debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Senior Notes, net	$994,628	$994,037
Revolver Outstanding	100,000	100,000
Term Loans, net	919,464	918,707
Mortgage loans, net	207,314	207,337
Debt, net	$2,221,406	$2,220,081

Senior Notes

The Company's senior notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
2029 Senior Notes (1)	4.00%	September 2029	$500,000	$500,000
2026 Senior Notes (1)	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(5,372)	(5,963)
Total senior notes, net			$994,628	$994,037
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

A summary of the various restrictive covenants for the Senior Notes are as follows:

	Covenant	Compliance March 31, 2025
Maintenance Covenant
Unencumbered Asset to Unencumbered Debt Ratio	> 150.0%	Yes
Incurrence Covenants
Consolidated Indebtedness less than Adjusted Total Assets	< .65x	Yes
Consolidated Secured Indebtedness less than Adjusted Total Assets	< .45x	Yes
Interest Coverage Ratio	> 1.5x	Yes

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

The Company's unsecured credit agreements consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at March 31, 2025 (1)	Maturity Date	March 31, 2025	December 31, 2024
Revolver (2)	6.07%	May 2027	$100,000	$100,000
$500 Million Term Loan Maturing 2027	4.55%	September 2027 (3)	500,000	500,000
$200 Million Term Loan Maturing 2026 (4)	6.02%	January 2026 (3)(4)	200,000	200,000
$225 Million Term Loan Maturing 2026	5.33%	May 2026 (3)	225,000	225,000
			1,025,000	1,025,000
Deferred financing costs, net (5)			(5,536)	(6,293)
Total Revolver and Term Loans, net			$1,019,464	$1,018,707

(1)Interest rate at March 31, 2025 gives effect to interest rate hedges.
(2)There was $500.0 million of borrowing capacity on the Revolver at both March 31, 2025 and December 31, 2024. The Company has the ability to extend the maturity date for an additional one-year period or up to two six-month periods ending May 2028 if certain conditions are satisfied. In April 2025, the Company repaid the $100.0 million outstanding balance on the Revolver with $100.0 million in excess proceeds from the upsizing of the $200 Million Term Loan Maturing 2026.
(3)This term loan includes two one-year extension options at the Company's discretion, subject to certain conditions.
(4)In April 2025, the Company refinanced this term loan to increase the term loan to $300.0 million and extend the initial maturity to April 2028, with two additional one-year extension options at the Company's discretion, subject to certain conditions.
(5)Excludes $3.5 million and $3.9 million as of March 31, 2025 and December 31, 2024, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

In April 2025, the Company refinanced the $200 Million Term Loan Maturing 2026 to upsize the term loan to $300.0 million and extend the initial maturity to April 2028, with two additional one-year extension options at the Company's discretion, subject to certain conditions. Borrowings under the term loan bear interest at a variable rate under the same pricing grid as the $200 Million Term Loan Maturing 2026. The Company paid approximately $1.9 million in lender fees and legal costs related to the financing. In April 2025, the Company utilized the incremental $100.0 million in proceeds to pay off the full outstanding balance on the Revolver.

The Revolver and Term Loans are subject to various financial covenants. A summary of the most restrictive covenants is as follows:

	Covenant	Compliance March 31, 2025
Leverage ratio (1)	<= 7.25x	Yes
Fixed charge coverage ratio (2)	>= 1.50x	Yes
Secured indebtedness ratio	<= 45.0%	Yes
Unencumbered indebtedness ratio	<= 60.0%	Yes
Unencumbered debt service coverage ratio	>= 2.00x	Yes

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

Mortgage Loans

The Company's mortgage loans consisted of the following (dollars in thousands):

						Carrying Value at
	Number of Assets Encumbered	Interest Rate at March 31, 2025		Maturity Date		March 31, 2025	December 31, 2024
Mortgage loan (1)	3	4.49%	(3)	April 2025	(4)	$96,000	$96,000
Mortgage loan (1)	4	4.93%	(3)	April 2025	(4)	85,000	85,000
Mortgage loan (2)	1	5.06%		January 2029		26,382	26,472
	8					207,382	207,472
Deferred financing costs, net						(68)	(135)
Total mortgage loans, net						$207,314	$207,337

(1)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(2)Includes $1.4 million and $1.5 million at March 31, 2025 and December 31, 2024, respectively, related to a fair value adjustment on this mortgage loan from purchase price allocation at hotel property acquisition. This mortgage loan requires payments of interest only through maturity.
(3)Interest rate at March 31, 2025 gives effect to interest rate hedges.
(4)In April 2025, the Company satisfied the conditions required to exercise the final option to extend the maturity to April 2026.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. At March 31, 2025, all mortgage loans exceeded the minimum debt yield or DSCR thresholds.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended March 31,
	2025	2024
Senior Notes	$9,688	$9,688
Revolver and Term Loans	13,534	9,060
Mortgage loans	2,355	5,656
Amortization of deferred financing costs	1,831	1,572
Non-cash interest expense related to interest rate hedges	144	482
Total interest expense	$27,552	$26,458

8.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

				Notional value at		Fair value at
Hedge type	Swap rate	Effective Date	Maturity Date	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Swap-cash flow-Daily SOFR	1.16%	September 2021	September 2025	$150,000	$150,000	$2,312	$3,445
Swap-cash flow-Daily SOFR	0.56%	July 2021	January 2026	50,000	50,000	1,457	1,926
Swap-cash flow-Daily SOFR	2.95%	April 2024	April 2027	125,000	125,000	1,957	3,104
Swap-cash flow-Daily SOFR	2.85%	April 2024	April 2027	65,000	65,000	1,154	1,765
Swap-cash flow-Daily SOFR	2.75%	April 2024	April 2027	60,000	60,000	1,190	1,768
Swap-cash flow-Daily SOFR	3.70%	July 2024	July 2027	25,000	25,000	(12)	196
Swap-cash flow-Daily SOFR	3.45%	July 2024	July 2027	25,000	25,000	131	353
Swap-cash flow-Daily SOFR	3.71%	July 2024	July 2027	25,000	25,000	(16)	191
Swap-cash flow-Daily SOFR	3.20%	January 2025	January 2028	25,000	25,000	301	564
Swap-cash flow-Daily SOFR	3.40%	January 2025	January 2028	25,000	25,000	165	421
Swap-cash flow-Daily SOFR	3.30%	January 2025	January 2029	25,000	25,000	287	632
				$600,000	$600,000	$8,926	$14,365

As of March 31, 2025 and December 31, 2024, the aggregate net fair value of the interest rate swaps of $8.9 million and $14.4 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, there was approximately $8.5 million and $13.8 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate swaps. There was no ineffectiveness recorded during the three month periods ended March 31, 2025 or 2024. For the three months ended March 31, 2025 and 2024, gains of approximately $2.8 million and $6.6 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. Approximately $6.1 million of the unrealized gains included in accumulated other comprehensive income at March 31, 2025 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$994,628	$939,780	$994,037	$938,750
Revolver and Term Loans, net	1,019,464	1,025,000	1,018,707	1,025,000
Mortgage loans, net	207,314	202,006	207,337	201,340
Debt, net	$2,221,406	$2,166,786	$2,220,081	$2,165,090

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 (in thousands):

	Fair Value at March 31, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$8,954	$—	$8,954
Interest rate swap liability	—	(28)	—	(28)
Total	$—	$8,926	$—	$8,926

The following table presents the Company’s fair value hierarchy for those financial assets measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$14,365	$—	$14,365
Total	$—	$14,365	$—	$14,365

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of March 31, 2025 and December 31, 2024.

11.       Commitments and Contingencies

Restricted Cash Reserves

The Company is obligated to maintain cash reserve funds for future capital expenditures, real estate taxes, insurance, and debt obligations where lenders hold restricted cash due to cash trap events. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues for future capital expenditures (including the periodic replacement or refurbishment of FF&E). Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of March 31, 2025 and December 31, 2024, approximately $24.9 million and $23.5 million, respectively, was available in the restricted cash reserves for future capital expenditures.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of March 31, 2025, 94 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from three to 25 years. This number includes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.5% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 1.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive (loss) income. For the three months ended March 31, 2025 and 2024, the Company incurred management fee expense of approximately $9.5 million and $9.9 million, respectively.

Franchise Agreements

As of March 31, 2025, 56 of the Company’s consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, three hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive (loss) income. For the three months ended March 31, 2025 and 2024, the Company incurred franchise fee expense of approximately $15.7 million and $15.8 million, respectively.

12.       Equity

Common Shares of Beneficial Interest

During the three months ended March 31, 2025 and 2024, the Company declared a cash dividend of $0.15 and $0.10 per common share, respectively.

During the three months ended March 31, 2025, the Company repurchased and retired approximately 2.2 million common shares for approximately $20.8 million. Subsequent to March 31, 2025, the Company repurchased and retired approximately 0.5 million common shares for approximately $3.5 million. As of May 5, 2025, the Company's share repurchase program approved in 2024 had a remaining capacity of $204.9 million.

On April 25, 2025, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2025 to May 8, 2026 (the "2025 Share Repurchase
Program"). The terms of the 2025 Share Repurchase Program are the same as the share repurchase program approved in 2024 that expires in May 2025.

During the three months ended March 31, 2024, the Company repurchased and retired approximately 0.1 million common shares for approximately $1.3 million.

Series A Preferred Shares

During the three months ended March 31, 2025 and 2024, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of March 31, 2025, 771,831 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of March 31, 2025 is as follows:

	2025
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	1,589,289	$11.74
Granted	957,876	8.98
Vested	(641,953)	12.34
Forfeited	—	—
Unvested at March 31, 2025	1,905,212	$10.15

For the three months ended March 31, 2025 and 2024, the Company recognized approximately $2.3 million and $4.2 million, respectively, of share-based compensation expense related to restricted share awards. As of March 31, 2025, there was $17.0 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.3 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during each of the three months ended March 31, 2025 and 2024 was approximately $6.1 million.

Performance Units

The Company aligns its executive officers with its long-term investors by awarding a significant percentage of their equity compensation in the form of multi-year performance unit awards that use both absolute and relative total shareholder return as the primary metrics. The performance units vest at the end of a three year period (the “performance units measurement period”).
The performance units granted in 2024 and 2025 may convert into restricted shares at a range of 0% to 200% of the number of performance units granted contingent upon the Company achieving a relative shareholder return over the measurement period at specified percentiles of the peer group, as defined by the awards. These performance units are subject to modification based on the Company's absolute total shareholder return performance as follows: (1) if at the end of the measurement period the relative total shareholder return performance exceeds target and absolute total shareholder return is less than zero, payouts will be reduced by 25%, but not below target and (2) if the absolute total shareholder return is down more than 15% during the entire measurement period, the maximum payout will be capped at 115% of target. The performance units granted prior to 2024 may convert into restricted shares at a range of 0% to 200% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return (25% of award) and a relative shareholder return (75% of award) over the measurement period at specified percentiles of the peer group, as defined by the awards.
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
A summary of the performance unit awards is as follows:

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range	Risk Free Interest Rate	Volatility
February 2022 (1)	407,024	$21.96	0% to 200%	1.70%	70.15%
February 2023	574,846	$16.90	0% to 200%	4.33%	66.70%
February 2024	703,325	$15.13	0% to 200%	4.43%	35.60%
March 2025	832,322	$11.45	0% to 200%	4.01%	31.10%
(1) In February 2025, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 240,000 restricted shares, all of which vested immediately. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the three months ended March 31, 2025 was approximately $2.1 million.

For the three months ended March 31, 2025 and 2024, the Company recognized approximately $2.0 million and $2.3 million, respectively, of share-based compensation expense related to the performance unit awards. As of March 31, 2025, there was $18.9 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.3 years.

 As of March 31, 2025, there were 763,177 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

March 31, 2025 and 2024, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2025	2024
Numerator:
Net income attributable to RLJ	$3,362	$4,937
Less: Preferred dividends	(6,279)	(6,279)
Less: Dividends paid on unvested restricted shares	(286)	(250)
Less: Undistributed earnings attributable to unvested restricted shares	—	—
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(3,203)	$(1,592)

Denominator:
Weighted-average number of common shares - basic and diluted	150,909,513	152,970,215

Net loss per share attributable to common shareholders - basic and diluted	$(0.02)	$(0.01)

For the three months ended March 31, 2025 and 2024, 257,792 and 1,259,118, respectively, of unvested restricted shares and performance units were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive.

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

The following table presents information about profit or loss for the hotel segment:

	For the three months ended March 31,
	2025	2024
Revenues
Room revenue	$267,654	$266,630
Food and beverage revenue	37,513	35,689
Other revenue	22,952	22,091
Total revenues	328,119	324,410
Operating expenses
Room expense	70,851	69,386
Food and beverage expense	29,289	28,627
Management and franchise fee expense	25,202	25,655
Other operating expenses	91,711	89,809
Total operating expenses	217,053	213,477
Property tax, insurance and other	27,203	27,834
Other, net (1)	(2,048)	(5,832)
Hotel EBITDA	$85,911	$88,931

(1)    Includes miscellaneous hotel segment income (including the receipt of certain one-time COVID-19 relief awards during the three months ended March 31, 2024), as well as adjustments for corporate-level expenses, certain non-cash items, and certain other items that the Company considers outside the normal course of operations.

The following table provides a reconciliation of the hotel segment profit and loss to the Company’s consolidated totals:

	For the three months ended March 31,
	2025	2024
Income before income tax expense	$3,466	$5,055
Depreciation and amortization	45,788	44,679
Interest expense, net of interest income	24,297	21,671
General and administrative	12,646	15,105
Gain on sale of hotel property, net	(1,321)	—
Other, net	1,035	2,421
Hotel EBITDA	$85,911	$88,931

A measure of segment assets is not currently provided to the CODM and has therefore not been included herein.

16.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$347,526	$350,237
Restricted cash reserves	24,868	40,721
Cash, cash equivalents, and restricted cash reserves	$372,394	$390,958

Interest paid	$35,618	$34,199

Income taxes (refunded) paid	$(56)	$122

Operating cash flow lease payments for operating leases	$3,436	$3,882

Right-of-use asset and lease liability adjustments due to remeasurement	$—	$(1,221)

Right-of-use asset and lease liability reclassifications to land due to acquisition	$—	$1,187

Supplemental investing and financing transactions
In connection with the acquisition of land, the Company recorded the following:
Purchase price	$—	$125,000
Application of purchase deposit	—	(2,400)
Transaction costs	—	79
Acquisition, net	$—	$122,679

In connection with the sale of a hotel property, the Company recorded the following:
Sales price	$24,250	$—
Transaction costs	(107)	—
Operating prorations	(22)	—
Proceeds from sale of hotel property, net	$24,121	$—

Supplemental non-cash transactions
Accrued capital expenditures	$23,967	$19,823

17.       Subsequent Events

In April 2025, the Company refinanced the $200 Million Term Loan Maturing 2026 to upsize the term loan to $300.0 million and extend the initial maturity to April 2028, with two additional one-year extension options at the Company's discretion, subject to certain conditions. Borrowings under the term loan bear interest at a variable rate under the same pricing grid as the $200 Million Term Loan Maturing 2026. The Company paid approximately $1.9 million in lender fees and legal costs related to the financing. In April 2025, the Company utilized the incremental $100.0 million in proceeds to pay off the full outstanding balance on the Revolver.

In April 2025, the Company satisfied the requirements to exercise the final one-year extension options on $181.0 million in mortgage loans to extend the maturities to April 2026.

On April 25, 2025, the Company's board of trustees approved the 2025 Share Repurchase Program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2025 to May 8, 2026.

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

As of March 31, 2025, we owned 95 hotel properties with approximately 21,200 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 93 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 94 hotel properties in which we hold a controlling interest, and we record the real estate interest in the one hotel property in which we hold an indirect 50% non-controlling interest using the equity method of accounting. We lease 94 of the 95 hotel properties to our TRSs, of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership. As of March 31, 2025, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the OP units.

2025 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. The following significant activities have taken place in 2025:

•Sold one hotel property for a sales price of $24.3 million.

•Refinanced a term loan to increase the term loan to $300.0 million and extend the initial maturity to April 2028.

•Paid off the $100.0 million outstanding balance on our Revolver using the incremental $100.0 million in proceeds from the refinanced term loan.

•Exercised the final one-year extension options on $181.0 million in mortgage loans to extend the maturities to April 2026.

•Approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2025 to May 8, 2026.

•Repurchased and retired approximately 2.7 million common shares for approximately $24.3 million.

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

We also use non-GAAP measures such as FFO, Adjusted FFO, EBITDA, EBITDAre and Adjusted EBITDA to evaluate the operating performance of our business. For a more in depth discussion of these non-GAAP measures, please refer to the "Non-GAAP Financial Measures" section. In addition, we use Hotel EBITDA, a non-GAAP financial measure, to assess operating performance. For a more in depth discussion of Hotel EBITDA, please refer to Note 15, Segment Information, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. Our Annual Report contains a discussion of our critical accounting policies and estimates. There have been no significant changes to our critical accounting policies and estimates since December 31, 2024.

Results of Operations

At March 31, 2025 and 2024, we owned 95 and 97 hotel properties, respectively.  Based on when a hotel property is acquired or sold, the operating results for certain hotel properties are not comparable for the three months ended March 31, 2025 and 2024. The non-comparable properties include three hotel properties that were sold in 2025 and 2024 and one hotel property that was acquired in 2024.

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

	For the three months ended March 31,
	2025	2024	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$267,654	$266,630	$1,024
Food and beverage revenue	37,513	35,689	1,824
Other revenue	22,952	22,091	861
Total revenues	328,119	324,410	3,709
Expenses
Operating expenses
Room expense	70,851	69,386	1,465
Food and beverage expense	29,289	28,627	662
Management and franchise fee expense	25,202	25,655	(453)
Other operating expenses	91,711	89,809	1,902
Total property operating expenses	217,053	213,477	3,576
Depreciation and amortization	45,788	44,679	1,109
Property tax, insurance and other	27,203	27,834	(631)
General and administrative	12,646	15,105	(2,459)
Transaction costs	56	14	42
Total operating expenses	302,746	301,109	1,637
Other income, net	888	3,191	(2,303)
Interest income	3,255	4,787	(1,532)
Interest expense	(27,552)	(26,458)	(1,094)
Gain on sale of hotel property, net	1,321	—	1,321
Income before equity in income from unconsolidated joint ventures	3,285	4,821	(1,536)
Equity in income from unconsolidated joint ventures	181	234	(53)
Income before income tax expense	3,466	5,055	(1,589)
Income tax expense	(294)	(309)	15
Net income	3,172	4,746	(1,574)
Net loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	17	2	15
Noncontrolling interest in consolidated joint ventures	173	189	(16)
Net income attributable to RLJ	3,362	4,937	(1,575)
Preferred dividends	(6,279)	(6,279)	—
Net loss attributable to common shareholders	$(2,917)	$(1,342)	$(1,575)

Revenues

Total revenues increased $3.7 million to $328.1 million for the three months ended March 31, 2025 from $324.4 million for the three months ended March 31, 2024. The increase was the result of a $1.0 million increase in room revenue, a $1.8 million increase in food and beverage revenue, and a $0.9 million increase in other revenue.

Room Revenue

Room revenue increased $1.0 million to $267.7 million for the three months ended March 31, 2025 from $266.6 million for the three months ended March 31, 2024.  The increase in room revenue was driven by increased ADR from corporate and group travel, partially offset by less leisure travel demand.

The following are the quarter-to-date key hotel operating statistics for the comparable properties:

	For the three months ended March 31,
	2025	2024
Occupancy	69.2%	69.5%
ADR	$204.38	$200.17
RevPAR	$141.39	$139.13

Food and Beverage Revenue

Food and beverage revenue increased $1.8 million to $37.5 million for the three months ended March 31, 2025 from $35.7 million for the three months ended March 31, 2024. The increase in food and beverage revenue was primarily due to increases in outlet revenue and banquet and catering revenue.

Other Revenue

Other revenue increased $0.9 million to $23.0 million for the three months ended March 31, 2025 from $22.1 million for the three months ended March 31, 2024.  The increase in other revenue was primarily due to an increase in parking, resort and cancellation fees.

Property Operating Expenses

Property operating expenses increased $3.6 million to $217.1 million for the three months ended March 31, 2025 from $213.5 million for the three months ended March 31, 2024. The increase was due to a $3.9 million increase in property operating expenses from the comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the three months ended March 31,
	2025	2024	$ Change
Room expense	$70,269	$68,661	$1,608
Food and beverage expense	28,845	28,538	307
Management and franchise fee expense	25,029	25,321	(292)
Other operating expenses	90,994	88,705	2,289
Total property operating expenses	$215,137	$211,225	$3,912

The increase in property operating expenses from the comparable properties was primarily due to increases in wages and benefits, and increases in other operating expenses, primarily due to increases in sales and marketing, utilities, and general liability insurance coverage.

Depreciation and Amortization

Depreciation and amortization expense increased $1.1 million to $45.8 million for the three months ended March 31, 2025 from $44.7 million for the three months ended March 31, 2024. The increase in depreciation and amortization expense was primarily related to our recently renovated hotels.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $0.6 million to $27.2 million for the three months ended March 31, 2025 from $27.8 million for the three months ended March 31, 2024.  The decrease was primarily attributable to the impact of successful real estate tax appeals in the current period.

General and Administrative

General and administrative expense decreased $2.5 million to $12.6 million for the three months ended March 31, 2025 from $15.1 million for the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in non-cash compensation expense.

Other Income, net

Other income, net decreased $2.3 million to $0.9 million for the three months ended March 31, 2025 from $3.2 million for the three months ended March 31, 2024. The decrease was primarily attributable to the receipt of certain one-time COVID-19 relief awards during the three months ended March 31, 2024.

Interest Income

Interest income decreased $1.5 million to $3.3 million for the three months ended March 31, 2025 from $4.8 million for the three months ended March 31, 2024. The decrease was attributable to the combination of lower interest rates and the Company holding less cash in 2025.

Interest Expense

Interest expense increased $1.1 million to $27.6 million for the three months ended March 31, 2025 from $26.5 million for the three months ended March 31, 2024. The increase was attributable to an increase in the amount of our debt that was unhedged combined with the expiration of certain high value swaps. The components of our interest expense for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	For the three months ended March 31,
	2025	2024	$ Change
Senior Notes	$9,688	$9,688	$—
Revolver and Term Loans	13,534	9,060	4,474
Mortgage loans	2,355	5,656	(3,301)
Amortization of deferred financing costs	1,831	1,572	259
Non-cash interest expense related to interest rate hedges	144	482	(338)
Total interest expense	$27,552	$26,458	$1,094

Gain on Sale of Hotel Property, net

During the three months ended March 31, 2025, we sold one hotel property for a sales price of $24.3 million and recorded a net gain on the sale of $1.3 million. There were no hotels sold during the three months ended March 31, 2024.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Net income	$3,172	$4,746
Preferred dividends	(6,279)	(6,279)
Depreciation and amortization	45,788	44,679
Gain on sale of hotel property, net	(1,321)	—
Noncontrolling interest in consolidated joint ventures	173	189
Adjustments related to consolidated joint venture (1)	(49)	(46)
Adjustments related to unconsolidated joint venture (2)	244	229
FFO	41,728	43,518
Transaction costs	56	14
Pre-opening costs (3)	399	75
Amortization of share-based compensation	4,349	6,434
Non-cash interest expense related to discontinued interest rate hedges	144	482
Other expenses (4)	244	1,331
Adjusted FFO	$46,920	$51,854

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

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Net income	$3,172	$4,746
Depreciation and amortization	45,788	44,679
Interest expense, net of interest income	24,297	21,671
Income tax expense	294	309
Adjustments related to unconsolidated joint venture (1)	316	335
EBITDA	73,867	71,740
Gain on sale of hotel property, net	(1,321)	—
EBITDAre	72,546	71,740
Transaction costs	56	14
Pre-opening costs (2)	399	75
Amortization of share-based compensation	4,349	6,434
Other expenses (3)	244	1,331
Adjusted EBITDA	$77,594	$79,594

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

As of March 31, 2025, we had $372.4 million of cash, cash equivalents, and restricted cash reserves as compared to $433.3 million at December 31, 2024.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $16.3 million and $20.8 million for the three months ended March 31, 2025 and 2024, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2025 and 2024.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $23.7 million for the three months ended March 31, 2025 primarily due to $46.8 million in capital improvements and additions to our hotel properties and other assets and a purchase deposit of $1.0 million. The net cash flow used in investing activities was partially offset by $24.1 million in proceeds from the sale of a hotel property.

The net cash flow used in investing activities totaled $158.0 million for the three months ended March 31, 2024 primarily due to a $122.7 million acquisition of a fee simple interest in our Wyndham Boston Beacon Hill hotel property, $33.8 million in capital improvements and additions to our hotel properties and other assets, and a purchase deposit of $1.5 million.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $53.6 million for the three months ended March 31, 2025 primarily due to $20.8 million paid to repurchase common shares under a share repurchase program, $29.6 million in distributions to shareholders and unitholders, and $3.1 million paid to repurchase common shares to satisfy employee tax withholding requirements.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2025, approximately $24.9 million was held in FF&E reserve accounts for future capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2025, we had approximately $1.2 billion of total variable rate debt outstanding (or 54.1% of total indebtedness) with a weighted-average interest rate of 5.09% per annum. After taking into consideration the effect of interest rate swaps, 72.8% of our total indebtedness was fixed or effectively fixed. As of March 31, 2025, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $6.1 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2025, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Fixed rate debt (1)(2)	$—	$500,000	$—	$—	$525,000	$—	$1,025,000
Weighted-average interest rate	—%	3.75%	—%	—%	4.05%	—%	3.90%
Variable rate debt (1)(3)	$181,000	$425,000	$600,000	$—	$—	$—	$1,206,000
Weighted-average interest rate (3)(4)	4.70%	5.66%	4.80%	—%	—%	—%	5.09%
Total	$181,000	$925,000	$600,000	$—	$525,000	$—	$2,231,000

(1)Excludes $5.5 million, $0.1 million and $5.4 million of net deferred financing costs on the Term Loans, mortgage loans and Senior Notes, respectively.
(2)Excludes $1.4 million related to a fair value adjustment on debt.
(3)The principal repayments and weighted-average interest rate for 2025 include the mortgage loans for which we exercised our one-year extension options in April 2025. The principal repayments and weighted-average interest rate for 2026 include the $200.0 million term loan which we amended in April 2025 to increase the principal amount of the term loan to $300.0 million and extend the initial maturity to April 2028, with two one-year extension options at our discretion, subject to certain conditions. The principal repayments and weighted-average interest rate for 2027 include the $100.0 million outstanding balance on our Revolver, which we paid off in April 2025 using the incremental $100.0 million in borrowings on our amended term loan.
(4)The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements. As of March 31, 2025, the estimated fair value of our fixed rate debt was $963.3 million, which was based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remained constant, we expect the fair value of our debt would decrease by approximately $25.1 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2025 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended March 31, 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2025 through January 31, 2025	786,919	$9.87	768,552	22,734,637
February 1, 2025 through February 28, 2025	660,345	$9.58	455,580	23,465,707
March 1, 2025 through March 31, 2025	1,119,422	$8.80	1,008,917	26,417,930
Total	2,566,686		2,233,049

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

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of the Company’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

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
10.1*
Amended and Restated Employment Agreement, dated as of February 18, 2025, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Robert L. Johnson (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 19, 2025)

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

RLJ LODGING TRUST

Dated: May 5, 2025	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: May 5, 2025	/s/ SEAN M. MAHONEY
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 5, 2025	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)