Form 10-Q
period 2025-06-30
RLJ Lodging Trust
filed 2025-08-08
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
As of August 1, 2025, 151,164,679 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Investment in hotel properties, net	$4,214,058	$4,250,524
Investment in unconsolidated joint ventures	7,450	7,457
Cash and cash equivalents	373,896	409,809
Restricted cash reserves	27,266	23,516
Hotel and other receivables, net of allowance of $67 and $169, respectively	27,730	25,494
Lease right-of-use assets	125,765	128,111
Prepaid expense and other assets	46,645	38,968
Total assets	$4,822,810	$4,883,879
Liabilities and Equity
Debt, net	$2,220,768	$2,220,081
Accounts payable and other liabilities	155,513	154,643
Advance deposits and deferred revenue	36,662	40,242
Lease liabilities	118,611	119,102
Accrued interest	20,631	20,900
Distributions payable	30,390	30,634
Total liabilities	2,582,575	2,585,602
Commitments and Contingencies (Note 11)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at June 30, 2025 and December 31, 2024	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 151,243,564 and 153,295,577 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,512	1,533
Additional paid-in capital	2,969,884	2,992,487
Distributions in excess of net earnings	(1,116,703)	(1,090,186)
Accumulated other comprehensive income	5,113	13,788
Total shareholders’ equity	2,226,742	2,284,558
Noncontrolling interests:
Noncontrolling interest in the Operating Partnership	6,012	6,130
Noncontrolling interest in consolidated joint ventures	7,481	7,589
Total noncontrolling interests	13,493	13,719
Total equity	2,240,235	2,298,277
Total liabilities and equity	$4,822,810	$4,883,879

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues
Operating revenues
Room revenue	$296,101	$303,652	$563,755	$570,282
Food and beverage revenue	41,934	40,843	79,447	76,532
Other revenue	25,068	24,802	48,020	46,893
Total revenues	363,103	369,297	691,222	693,707
Expenses
Operating expenses
Room expense	74,565	73,941	145,416	143,327
Food and beverage expense	30,375	30,304	59,664	58,931
Management and franchise fee expense	28,393	29,789	53,595	55,444
Other operating expenses	92,787	90,792	184,498	180,601
Total property operating expenses	226,120	224,826	443,173	438,303
Depreciation and amortization	46,363	44,474	92,151	89,153
Property tax, insurance and other	26,490	28,753	53,693	56,587
General and administrative	11,138	13,940	23,784	29,045
Transaction costs	56	76	112	90
Total operating expenses	310,167	312,069	612,913	613,178
Other income, net	1,148	687	2,036	3,878
Interest income	3,361	4,118	6,616	8,905
Interest expense	(27,876)	(28,049)	(55,428)	(54,507)
(Loss) gain on sale of hotel properties, net	(378)	3,546	943	3,546
Loss on extinguishment of indebtedness, net	(34)	—	(34)	—
Income before equity in (loss) income from unconsolidated joint ventures	29,157	37,530	32,442	42,351
Equity in (loss) income from unconsolidated joint ventures	(187)	154	(6)	388
Income before income tax expense	28,970	37,684	32,436	42,739
Income tax expense	(339)	(393)	(633)	(702)
Net income	28,631	37,291	31,803	42,037
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(113)	(169)	(96)	(167)
Noncontrolling interest in consolidated joint ventures	(65)	(16)	108	173
Net income attributable to RLJ	28,453	37,106	31,815	42,043
Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Net income attributable to common shareholders	$22,174	$30,827	$19,258	$29,486

Basic per common share data:
Net income per share attributable to common shareholders	$0.15	$0.20	$0.12	$0.19
Weighted-average number of common shares	149,532,971	153,641,065	150,217,440	153,305,640

Diluted per common share data:
Net income per share attributable to common shareholders	$0.15	$0.20	$0.12	$0.19
Weighted-average number of common shares	149,598,953	154,105,871	150,355,083	154,151,135

Comprehensive income:
Net income	$28,631	$37,291	$31,803	$42,037
Unrealized loss on interest rate derivatives	(3,379)	(2,773)	(8,675)	(491)
Comprehensive income	25,252	34,518	23,128	41,546
Comprehensive (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(113)	(169)	(96)	(167)
Noncontrolling interest in consolidated joint ventures	(65)	(16)	108	173
Comprehensive income attributable to RLJ	$25,074	$34,333	$23,140	$41,552

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2024	12,879,475	$366,936	153,295,577	$1,533	$2,992,487	$(1,090,186)	$13,788	$6,130	$7,589	$2,298,277
Net income (loss)	—	—	—	—	—	31,815	—	96	(108)	31,803
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(8,675)	—	—	(8,675)
Issuance of restricted stock	—	—	1,587,600	16	(16)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	8,124	—	—	—	—	8,124
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(394,485)	(5)	(3,551)	—	—	—	—	(3,556)
Shares acquired as part of a share repurchase program	—	—	(3,119,463)	(31)	(27,161)	—	—	—	—	(27,192)
Forfeiture of restricted stock	—	—	(125,665)	(1)	1	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(12,557)	—	—	—	(12,557)
Distributions on common shares and units	—	—	—	—	—	(45,775)	—	(214)	—	(45,989)
Balance at June 30, 2025	12,879,475	$366,936	151,243,564	$1,512	$2,969,884	$(1,116,703)	$5,113	$6,012	$7,481	$2,240,235

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at March 31, 2025	12,879,475	$366,936	151,926,642	$1,519	$2,973,288	$(1,116,044)	$8,492	$6,006	$7,416	$2,247,613
Net income	—	—	—	—	—	28,453	—	113	65	28,631
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(3,379)	—	—	(3,379)
Issuance of restricted stock	—	—	389,849	5	(5)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	3,394	—	—	—	—	3,394
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(60,848)	(2)	(426)	—	—	—	—	(428)
Shares acquired as part of a share repurchase program	—	—	(886,414)	(9)	(6,368)	—	—	—	—	(6,377)
Forfeiture of restricted stock	—	—	(125,665)	(1)	1	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(22,833)	—	(107)	—	(22,940)
Balance at June 30, 2025	12,879,475	$366,936	151,243,564	$1,512	$2,969,884	$(1,116,703)	$5,113	$6,012	$7,481	$2,240,235

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$31,803	$42,037
Adjustments to reconcile net income to cash flow provided by operating activities:
Gain on sale of hotel properties, net	(943)	(3,546)
Loss on extinguishment of indebtedness, net	34	—
Depreciation and amortization	92,151	89,153
Amortization of deferred financing costs	3,732	3,116
Non-cash lease expense and other amortization	2,117	2,882
Equity in loss (income) from unconsolidated joint ventures	6	(388)
Distribution of income from unconsolidated joint venture	—	400
Amortization of share-based compensation	7,237	11,708
Changes in assets and liabilities:
Hotel and other receivables, net	(2,275)	(4,771)
Prepaid expense and other assets	(17,656)	(11,794)
Accounts payable and other liabilities	5,237	4,972
Advance deposits and deferred revenue	(3,554)	1,130
Accrued interest	(269)	(605)
Net cash flow provided by operating activities	117,620	134,294
Cash flows from investing activities
Acquisitions, net	—	(158,345)
Proceeds from sales of hotel properties, net	23,782	7,679
Improvements and additions to hotel properties and other assets	(81,968)	(72,372)
Purchase deposit	—	(2,000)
Net cash flow used in investing activities	(58,186)	(225,038)
Cash flows from financing activities
Borrowings under Revolver	—	200,000
Repayment of Revolver	(100,000)	—
Borrowing on Term Loan	100,000	—
Repayment of mortgage loan	—	(200,000)
Repurchase of common shares under share repurchase programs	(27,192)	(4,192)
Repurchase of common shares to satisfy employee tax withholding requirements	(3,556)	(9,014)
Distributions on preferred shares	(12,557)	(12,557)
Distributions on common shares	(46,018)	(31,244)
Distributions on Operating Partnership units	(214)	(142)
Payments of deferred financing costs	(2,060)	(220)
Net cash flow used in financing activities	(91,597)	(57,369)
Net change in cash, cash equivalents, and restricted cash reserves	(32,163)	(148,113)
Cash, cash equivalents, and restricted cash reserves, beginning of period	433,325	555,327
Cash, cash equivalents, and restricted cash reserves, end of period	$401,162	$407,214

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2025, there were 152,015,395 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of June 30, 2025, the Company owned 95 hotel properties with approximately 21,200 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 93 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 94 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 94 of the 95 hotel properties to its taxable REIT subsidiaries ("TRSs"), of which the Company owns a controlling financial interest.

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
3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Land and improvements	$1,130,004	$1,130,005
Buildings and improvements	4,229,409	4,210,515
Furniture, fixtures and equipment	873,433	852,993
	6,232,846	6,193,513
Accumulated depreciation	(2,018,788)	(1,942,989)
Investment in hotel properties, net	$4,214,058	$4,250,524

For the three and six months ended June 30, 2025, the Company recognized depreciation expense related to its investment in hotel properties of approximately $46.2 million and $91.9 million, respectively. For the three and six months ended June 30, 2024, the Company recognized depreciation expense related to its investment in hotel properties of approximately $44.4 million and $89.1 million, respectively.

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

5.            Sales of Hotel Properties

In connection with the sales of hotel properties, the Company recorded a net loss of $0.4 million and a net gain of $0.9 million for the three and six months ended June 30, 2025, respectively, and a net gain of $3.5 million for the three and six months ended June 30, 2024.

On March 6, 2025, the Company sold the 181-room Courtyard Atlanta Buckhead hotel property in Atlanta, Georgia for a sales price of $24.3 million.

On May 21, 2024, the Company sold the 78-room Residence Inn Merrillville hotel property in Merrillville, Indiana for a sales price of approximately $8.1 million.

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended June 30, 2025				For the three months ended June 30, 2024
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$38,308	$3,499	$2,250	$44,057	$35,062	$3,417	$2,015	$40,494
Southern California	34,290	4,466	4,288	43,044	35,839	5,022	4,013	44,874
South Florida	27,982	5,217	2,943	36,142	27,288	5,410	2,864	35,562
New York City	19,230	3,257	934	23,421	19,004	3,089	935	23,028
Louisville	13,394	5,750	875	20,019	14,133	5,063	995	20,191
Chicago	15,977	2,376	975	19,328	16,858	2,619	1,092	20,569
Washington, DC	16,830	318	807	17,955	18,158	416	791	19,365
Boston	15,124	1,449	616	17,189	15,749	1,250	423	17,422
Charleston	12,481	3,443	1,000	16,924	12,240	3,196	962	16,398
Houston	12,483	934	1,156	14,573	12,244	815	1,326	14,385
Other	90,002	11,225	9,224	110,451	97,077	10,546	9,386	117,009
Total	$296,101	$41,934	$25,068	$363,103	$303,652	$40,843	$24,802	$369,297

	For the six months ended June 30, 2025				For the six months ended June 30, 2024
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$68,570	$11,359	$5,978	$85,907	$67,638	$11,269	$5,988	$84,895
Northern California	73,419	6,962	4,263	84,644	69,799	7,726	3,922	81,447
Southern California	65,167	9,132	7,726	82,025	66,381	9,249	7,151	82,781
New York City	31,520	4,906	1,730	38,156	30,680	4,451	1,621	36,752
Louisville	22,415	10,330	1,790	34,535	22,403	9,180	1,812	33,395
Washington, DC	29,539	483	1,598	31,620	30,549	553	1,340	32,442
Chicago	24,677	4,251	1,603	30,531	26,219	4,735	1,769	32,723
Houston	25,692	2,042	2,331	30,065	24,615	1,726	2,435	28,776
Charleston	21,077	6,164	1,898	29,139	21,104	5,804	1,837	28,745
Boston	22,598	2,440	1,075	26,113	23,589	2,206	742	26,537
Other	179,081	21,378	18,028	218,487	187,305	19,633	18,276	225,214
Total	$563,755	$79,447	$48,020	$691,222	$570,282	$76,532	$46,893	$693,707

7.              Debt

The Company's debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Senior Notes, net	$995,219	$994,037
Revolver Outstanding	—	100,000
Term Loans, net	1,018,484	918,707
Mortgage loans, net	207,065	207,337
Debt, net	$2,220,768	$2,220,081

Senior Notes

The Company's senior notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
2029 Senior Notes (1)	4.00%	September 2029	$500,000	$500,000
2026 Senior Notes (1)	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(4,781)	(5,963)
Total senior notes, net			$995,219	$994,037
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

A summary of the various restrictive covenants for the Senior Notes are as follows:

	Covenant	Compliance June 30, 2025
Maintenance Covenant
Unencumbered Asset to Unencumbered Debt Ratio	> 150.0%	Yes
Incurrence Covenants
Consolidated Indebtedness less than Adjusted Total Assets	< .65x	Yes
Consolidated Secured Indebtedness less than Adjusted Total Assets	< .45x	Yes
Interest Coverage Ratio	> 1.5x	Yes

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
•$300.0 million term loan with a scheduled maturity date of April 3, 2028 and up to two one-year extension options if certain conditions are satisfied (the "$300 Million Term Loan Maturing 2028"); and
•$225.0 million term loan with a scheduled maturity date of May 10, 2026 and up to two one-year extension options if certain conditions are satisfied (the "$225 Million Term Loan Maturing 2026").
The $500 Million Term Loan Maturing 2027, the $300 Million Term Loan Maturing 2028, and the $225 Million Term Loan Maturing 2026 are collectively referred to as the "Term Loans."

The Company's unsecured credit agreements consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at June 30, 2025 (1)	Maturity Date	June 30, 2025	December 31, 2024
Revolver (2)	—%	May 2027	$—	$100,000
$500 Million Term Loan Maturing 2027	4.51%	September 2027 (3)	500,000	500,000
$300 Million Term Loan Maturing 2028 (4)	6.03%	April 2028 (3)	300,000	200,000
$225 Million Term Loan Maturing 2026	5.33%	May 2026 (3)	225,000	225,000
			1,025,000	1,025,000
Deferred financing costs, net (5)			(6,516)	(6,293)
Total Revolver and Term Loans, net			$1,018,484	$1,018,707

(1)Interest rate at June 30, 2025 gives effect to interest rate hedges.
(2)At June 30, 2025 and December 31, 2024, there was $600.0 million and $500.0 million, respectively, of remaining capacity on the Revolver. The Company has the ability to extend the maturity date for an additional one-year period or up to two six-month periods ending May 2028 if certain conditions are satisfied.
(3)This term loan includes two one-year extension options at the Company's discretion, subject to certain conditions.
(4)In April 2025, the Company refinanced this term loan to increase the term loan to $300.0 million and extend the initial maturity to April 2028, with two additional one-year extension options at the Company's discretion, subject to certain conditions.
(5)Excludes $3.1 million and $3.9 million as of June 30, 2025 and December 31, 2024, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

In April 2025, the Company refinanced a $200.0 million term loan with a scheduled maturity date of January 31, 2026 (the "$200 Million Term Loan Maturing 2026") to upsize the term loan to $300.0 million and extend the initial maturity to April 2028, with two additional one-year extension options at the Company's discretion, subject to certain conditions. Borrowings under the term loan bear interest at a variable rate under the same pricing grid as the $200 Million Term Loan Maturing 2026. The Company paid approximately $1.9 million in lender fees and legal costs related to the financing. In April 2025, the Company utilized the incremental $100.0 million in proceeds to pay off the full outstanding balance on the Revolver.

The Revolver and Term Loans are subject to various financial covenants. A summary of the most restrictive covenants is as follows:

	Covenant	Compliance June 30, 2025
Leverage ratio (1)	<= 7.25x	Yes
Fixed charge coverage ratio (2)	>= 1.50x	Yes
Secured indebtedness ratio	<= 45.0%	Yes
Unencumbered indebtedness ratio	<= 60.0%	Yes
Unencumbered debt service coverage ratio	>= 2.00x	Yes

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

Mortgage Loans

The Company's mortgage loans consisted of the following (dollars in thousands):

						Carrying Value at
	Number of Assets Encumbered	Interest Rate at June 30, 2025		Maturity Date		June 30, 2025	December 31, 2024
Mortgage loan (1)	3	4.48%	(3)	April 2026	(4)	$96,000	$96,000
Mortgage loan (1)	4	4.93%	(3)	April 2026	(4)	85,000	85,000
Mortgage loan (2)	1	5.06%		January 2029		26,292	26,472
	8					207,292	207,472
Deferred financing costs, net						(227)	(135)
Total mortgage loans, net						$207,065	$207,337

(1)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(2)Includes $1.3 million and $1.5 million at June 30, 2025 and December 31, 2024, respectively, related to a fair value adjustment on this mortgage loan from purchase price allocation at hotel property acquisition. This mortgage loan requires payments of interest only through maturity.
(3)Interest rate at June 30, 2025 gives effect to interest rate hedges.
(4)In April 2025, the Company exercised the final option to extend the maturity to April 2026.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. At June 30, 2025, all mortgage loans exceeded the minimum debt yield or DSCR thresholds.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Senior Notes	$9,688	$9,688	$19,375	$19,375
Revolver and Term Loans	13,757	13,787	27,292	22,847
Mortgage loans	2,386	2,612	4,741	8,269
Amortization of deferred financing costs	1,901	1,544	3,732	3,116
Non-cash interest expense related to interest rate hedges	144	418	288	900
Total interest expense	$27,876	$28,049	$55,428	$54,507

8.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

				Notional value at		Fair value at
Hedge type	Swap rate	Effective Date	Maturity Date	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Swap-cash flow-Daily SOFR	1.16%	September 2021	September 2025	$150,000	$150,000	$1,206	$3,445
Swap-cash flow-Daily SOFR	0.56%	July 2021	January 2026	50,000	50,000	1,054	1,926
Swap-cash flow-Daily SOFR	2.95%	April 2024	April 2027	125,000	125,000	1,326	3,104
Swap-cash flow-Daily SOFR	2.85%	April 2024	April 2027	65,000	65,000	811	1,765
Swap-cash flow-Daily SOFR	2.75%	April 2024	April 2027	60,000	60,000	860	1,768
Swap-cash flow-Daily SOFR	3.70%	July 2024	July 2027	25,000	25,000	(112)	196
Swap-cash flow-Daily SOFR	3.45%	July 2024	July 2027	25,000	25,000	16	353
Swap-cash flow-Daily SOFR	3.71%	July 2024	July 2027	25,000	25,000	(116)	191
Swap-cash flow-Daily SOFR	3.10%	July 2025	July 2027	25,000	—	168	—
Swap-cash flow-Daily SOFR	3.20%	January 2025	January 2028	25,000	25,000	130	564
Swap-cash flow-Daily SOFR	3.40%	January 2025	January 2028	25,000	25,000	4	421
Swap-cash flow-Daily SOFR	3.30%	January 2025	January 2029	25,000	25,000	54	632
				$625,000	$600,000	$5,401	$14,365

As of June 30, 2025 and December 31, 2024, the aggregate fair value of the interest rate swap assets of $5.6 million and $14.4 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of June 30, 2025, the aggregate fair value of the interest rate swap liabilities of $0.2 million was included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

As of June 30, 2025 and December 31, 2024, there was approximately $5.1 million and $13.8 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate swaps. There was no ineffectiveness recorded during the three or six month periods ended June 30, 2025 or 2024. For the three and six months ended June 30, 2025, gains of approximately $2.8 million and $5.5 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. For the three and six months ended June 30, 2024, gains of approximately $4.8 million and $11.5 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. Approximately $4.5 million of the unrealized gains included in accumulated other comprehensive income at June 30, 2025 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$995,219	$964,530	$994,037	$938,750
Revolver and Term Loans, net	1,018,484	1,025,000	1,018,707	1,025,000
Mortgage loans, net	207,065	202,906	207,337	201,340
Debt, net	$2,220,768	$2,192,436	$2,220,081	$2,165,090

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 (in thousands):

	Fair Value at June 30, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$5,629	$—	$5,629
Interest rate swap liability	—	(228)	—	(228)
Total	$—	$5,401	$—	$5,401

The following table presents the Company’s fair value hierarchy for those financial assets measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$14,365	$—	$14,365
Total	$—	$14,365	$—	$14,365

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the "OBBBA"). Among other changes, the OBBBA permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code (the “Code”). The OBBBA also increased the percentage limit under the REIT asset test applicable to TRSs (the permissible value of TRS securities that a REIT may hold) from 20% to 25% of the value of the REIT’s total assets for taxable years beginning after December 31, 2025, and increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024. The Company is currently evaluating this legislation to determine its future potential impact on the Company’s consolidated financial statements and related disclosures.

The Company had no accruals for tax uncertainties as of June 30, 2025 and December 31, 2024.

11.       Commitments and Contingencies

Restricted Cash Reserves

The Company may be obligated to maintain cash reserve funds for future capital expenditures, real estate taxes, insurance, and other items. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues for future capital expenditures (including the periodic replacement or refurbishment of FF&E). Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of June 30, 2025 and December 31, 2024, approximately $27.3 million and $23.5 million, respectively, was available in the restricted cash reserves for future capital expenditures.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of June 30, 2025, 94 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from three to 25 years. This number includes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.5% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 1.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2025, the Company incurred management fee expense of approximately $10.9 million and $20.4 million, respectively. For the three and six months ended June 30, 2024, the Company incurred management fee expense of approximately $11.3 million and $21.2 million, respectively.

Franchise Agreements

As of June 30, 2025, 56 of the Company’s consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, three hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2025, the Company incurred franchise fee expense of approximately $17.5 million and $33.2 million, respectively. For the three and six months ended June 30, 2024, the Company incurred franchise fee expense of approximately $18.5 million and $34.3 million, respectively.

12.       Equity

Common Shares of Beneficial Interest

During the six months ended June 30, 2025, the Company declared a cash dividend of $0.15 per common share in each of the first and second quarters of 2025. During the six months ended June 30, 2024, the Company declared a cash dividend of $0.10 per common share in each of the first and second quarters of 2024.

On April 25, 2025, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2025 to May 8, 2026 (the "2025 Share Repurchase
Program"). During the six months ended June 30, 2025, the Company repurchased and retired approximately 3.1 million common shares for approximately $27.2 million, of which $24.3 million was repurchased under a share repurchase program authorized by the Company’s board of trustees in 2024, which expired May 8, 2025, and $2.9 million was repurchased under the 2025 Share Repurchase Program. Subsequent to June 30, 2025, the Company repurchased and retired approximately 0.1 million common shares for approximately $1.0 million. As of August 8, 2025, the 2025 Share Repurchase Program had a remaining capacity of $246.1 million.

During the six months ended June 30, 2024, the Company repurchased and retired approximately 0.4 million common shares for approximately $4.2 million.

Series A Preferred Shares

During the six months ended June 30, 2025 and 2024, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first and second quarters of 2025 and 2024.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of June 30, 2025, 771,831 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of June 30, 2025 is as follows:

	2025
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	1,589,289	$11.74
Granted	1,347,725	8.41
Vested	(808,023)	12.01
Forfeited	(125,665)	10.49
Unvested at June 30, 2025	2,003,326	$9.47

For the three and six months ended June 30, 2025, the Company recognized approximately $2.2 million and $4.5 million, respectively, of share-based compensation expense related to restricted share awards. For the three and six months ended June 30, 2024, the Company recognized approximately $3.0 million and $7.1 million, respectively, of share-based compensation expense related to restricted share awards. As of June 30, 2025, there was $15.9 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.1 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the six months ended June 30, 2025 and 2024 was approximately $7.3 million and $17.4 million, respectively.

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
(1) In February 2025, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 240,000 restricted shares, all of which vested immediately. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the six months ended June 30, 2025 was approximately $2.1 million.

For the three and six months ended June 30, 2025, the Company recognized approximately $0.7 million and $2.7 million, respectively, of share-based compensation expense related to the performance unit awards. This included a benefit of $1.6 million as a result of the forfeitures of approximately 217,000 performance units related to the departure of Company executives during the three months ended June 30, 2025. For the three and six months ended June 30, 2024, the Company recognized approximately $2.3 million and $4.6 million, respectively, of share-based compensation expense related to the performance unit awards. As of June 30, 2025, there was $14.8 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.1 years.

 As of June 30, 2025, there were 776,857 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and six months ended June 30, 2025 and 2024, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to RLJ	$28,453	$37,106	$31,815	$42,043
Less: Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Less: Dividends paid on unvested restricted shares	(300)	(164)	(586)	(414)
Less: Undistributed earnings attributable to unvested restricted shares	—	(162)	—	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$21,874	$30,501	$18,672	$29,072

Denominator:
Weighted-average number of common shares - basic	149,532,971	153,641,065	150,217,440	153,305,640
Unvested restricted shares	55,741	385,801	133,859	774,210
Unvested performance units	10,241	79,005	3,784	71,285
Weighted-average number of common shares - diluted	149,598,953	154,105,871	150,355,083	154,151,135

Net income per share attributable to common shareholders - basic	$0.15	$0.20	$0.12	$0.19

Net income per share attributable to common shareholders - diluted	$0.15	$0.20	$0.12	$0.19

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

The following table presents information about profit or loss for the hotel segment:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues
Room revenue	$296,101	$303,652	$563,755	$570,282
Food and beverage revenue	41,934	40,843	79,447	76,532
Other revenue	25,068	24,802	48,020	46,893
Total revenues	363,103	369,297	691,222	693,707
Operating expenses
Room expense	74,565	73,941	145,416	143,327
Food and beverage expense	30,375	30,304	59,664	58,931
Management and franchise fee expense	28,393	29,789	53,595	55,444
Other operating expenses	92,787	90,792	184,498	180,601
Total operating expenses	226,120	224,826	443,173	438,303
Property tax, insurance and other	26,490	28,753	53,693	56,587
Other, net (1)	(2,895)	(2,609)	(4,943)	(8,441)
Hotel EBITDA	$113,388	$118,327	$199,299	$207,258

(1)    Includes miscellaneous hotel segment income, as well as adjustments for corporate-level expenses, certain non-cash items, and certain other items that the Company considers outside the normal course of operations.

The following table provides a reconciliation of the hotel segment profit and loss to the Company’s consolidated totals:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Income before income tax expense	$28,970	$37,684	$32,436	$42,739
Depreciation and amortization	46,363	44,474	92,151	89,153
Interest expense, net of interest income	24,515	23,931	48,812	45,602
General and administrative	11,138	13,940	23,784	29,045
Loss (gain) on sale of hotel properties, net	378	(3,546)	(943)	(3,546)
Other, net	2,024	1,844	3,059	4,265
Hotel EBITDA	$113,388	$118,327	$199,299	$207,258

A measure of segment assets is not currently provided to the CODM and has therefore not been included herein.

16.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$373,896	$371,133
Restricted cash reserves	27,266	36,081
Cash, cash equivalents, and restricted cash reserves	$401,162	$407,214

Interest paid	$51,780	$50,355

Income taxes paid	$871	$2,055

Operating cash flow lease payments for operating leases	$7,020	$7,821

Right-of-use asset and lease liability adjustments due to remeasurement	$—	$(1,221)

Right-of-use asset and lease liability reclassifications to land due to acquisition	$—	$1,187

Supplemental investing and financing transactions
In connection with acquisitions, the Company recorded the following:
Purchase price	$—	$160,500
Application of purchase deposit	—	(2,400)
Transaction costs	—	488
Operating prorations	—	(243)
Acquisitions, net	$—	$158,345

In connection with the sales of hotel properties, the Company recorded the following:
Sales price	$24,250	$8,078
Transaction costs	(446)	(394)
Operating prorations	(22)	(5)
Proceeds from sales of hotel properties, net	$23,782	$7,679

Supplemental non-cash transactions
Accrued capital expenditures	$22,698	$18,440

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

As of June 30, 2025, we owned 95 hotel properties with approximately 21,200 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 93 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 94 hotel properties in which we hold a controlling interest, and we record the real estate interest in the one hotel property in which we hold an indirect 50% non-controlling interest using the equity method of accounting. We lease 94 of the 95 hotel properties to our TRSs, of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership. As of June 30, 2025, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the OP units.

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

•Repurchased and retired approximately 3.3 million common shares for approximately $28.2 million.

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

Results of Operations

At June 30, 2025 and 2024, we owned 95 and 97 hotel properties, respectively.  Based on when a hotel property is acquired or sold, the operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2025 and 2024. The non-comparable properties include three hotel properties that were sold in 2025 and 2024 and one hotel property that was acquired in 2024.

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

	For the three months ended June 30,
	2025	2024	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$296,101	$303,652	$(7,551)
Food and beverage revenue	41,934	40,843	1,091
Other revenue	25,068	24,802	266
Total revenues	363,103	369,297	(6,194)
Expenses
Operating expenses
Room expense	74,565	73,941	624
Food and beverage expense	30,375	30,304	71
Management and franchise fee expense	28,393	29,789	(1,396)
Other operating expenses	92,787	90,792	1,995
Total property operating expenses	226,120	224,826	1,294
Depreciation and amortization	46,363	44,474	1,889
Property tax, insurance and other	26,490	28,753	(2,263)
General and administrative	11,138	13,940	(2,802)
Transaction costs	56	76	(20)
Total operating expenses	310,167	312,069	(1,902)
Other income, net	1,148	687	461
Interest income	3,361	4,118	(757)
Interest expense	(27,876)	(28,049)	173
(Loss) gain on sale of hotel properties, net	(378)	3,546	(3,924)
Loss on extinguishment of indebtedness, net	(34)	—	(34)
Income before equity in (loss) income from unconsolidated joint ventures	29,157	37,530	(8,373)
Equity in (loss) income from unconsolidated joint ventures	(187)	154	(341)
Income before income tax expense	28,970	37,684	(8,714)
Income tax expense	(339)	(393)	54
Net income	28,631	37,291	(8,660)
Net income attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(113)	(169)	56
Noncontrolling interest in consolidated joint ventures	(65)	(16)	(49)
Net income attributable to RLJ	28,453	37,106	(8,653)
Preferred dividends	(6,279)	(6,279)	—
Net income attributable to common shareholders	$22,174	$30,827	$(8,653)

Revenues

Total revenues decreased $6.2 million to $363.1 million for the three months ended June 30, 2025 from $369.3 million for the three months ended June 30, 2024. The decrease was the result of a $7.6 million decrease in room revenue, offset by a $1.1 million increase in food and beverage revenue and a $0.3 million increase in other revenue.

Room Revenue

Room revenue decreased $7.6 million to $296.1 million for the three months ended June 30, 2025 from $303.7 million for the three months ended June 30, 2024.  The decrease was the result of a $6.3 million decrease in room revenue attributable to the comparable properties and a $1.2 million decrease in room revenue attributable to the non-comparable properties. The decrease in room revenue from the comparable properties was primarily due to a decrease in government, corporate and group travel.

The following are the quarter-to-date key hotel operating statistics for the comparable properties:

	For the three months ended June 30,
	2025	2024
Occupancy	75.5%	76.8%
ADR	$205.03	$206.10
RevPAR	$154.90	$158.27

Food and Beverage Revenue

Food and beverage revenue increased $1.1 million to $41.9 million for the three months ended June 30, 2025 from $40.8 million for the three months ended June 30, 2024. The increase in food and beverage revenue was primarily due to increases in outlet revenue and the ramping up of our recently converted and renovated hotels.

Other Revenue

Other revenue increased $0.3 million to $25.1 million for the three months ended June 30, 2025 from $24.8 million for the three months ended June 30, 2024.

Property Operating Expenses

Property operating expenses increased $1.3 million to $226.1 million for the three months ended June 30, 2025 from $224.8 million for the three months ended June 30, 2024. The increase was due to a $2.1 million increase in property operating expenses from the comparable properties offset by a $0.8 million decrease in property operating expenses from the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the three months ended June 30,
	2025	2024	$ Change
Room expense	$74,155	$73,114	$1,041
Food and beverage expense	29,995	30,165	(170)
Management and franchise fee expense	28,323	29,426	(1,103)
Other operating expenses	92,020	89,714	2,306
Total property operating expenses	$224,493	$222,419	$2,074

The increase in property operating expenses from the comparable properties was primarily due to increases in wages and benefits, as well as increases in room expenses and increases in other operating expenses, primarily due to increases in utilities and general liability insurance coverage. This was offset by a decrease in management and franchise fee expense, which was due to lower revenues as well as recently amended management and franchise agreements.

Depreciation and Amortization

Depreciation and amortization expense increased $1.9 million to $46.4 million for the three months ended June 30, 2025 from $44.5 million for the three months ended June 30, 2024. The increase in depreciation and amortization expense was primarily related to recently renovated hotels.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $2.3 million to $26.5 million for the three months ended June 30, 2025 from $28.8 million for the three months ended June 30, 2024. The decrease was primarily attributable to the beneficial impact of successful real estate tax appeals in the current quarter and a decrease in property insurance premiums.

General and Administrative

General and administrative expense decreased $2.8 million to $11.1 million for the three months ended June 30, 2025 from $13.9 million for the three months ended June 30, 2024. The decrease was primarily attributable to a decrease in non-cash compensation expense, including the impact of a $1.6 million benefit as a result of the performance unit forfeitures related to the departure of Company executives during the three months ended June 30, 2025.

Other Income, net

Other income, net increased $0.5 million to $1.1 million for the three months ended June 30, 2025 from $0.7 million for the three months ended June 30, 2024.

Interest Income

Interest income decreased $0.8 million to $3.4 million for the three months ended June 30, 2025 from $4.1 million for the three months ended June 30, 2024. The decrease was attributable to the combination of lower interest rates and the Company holding less cash in 2025.

Interest Expense

Interest expense decreased $0.2 million to $27.9 million for the three months ended June 30, 2025 from $28.0 million for the three months ended June 30, 2024. The components of our interest expense for the three months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the three months ended June 30,
	2025	2024	$ Change
Senior Notes	$9,688	$9,688	$—
Revolver and Term Loans	13,757	13,787	(30)
Mortgage loans	2,386	2,612	(226)
Amortization of deferred financing costs	1,901	1,544	357
Non-cash interest expense related to interest rate hedges	144	418	(274)
Total interest expense	$27,876	$28,049	$(173)

(Loss) Gain on Sale of Hotel Properties, net

During the three months ended June 30, 2024, we sold one hotel property for a sales price of approximately $8.1 million and recorded a net gain on the sale of approximately $3.5 million. There were no hotels sold during the three months ended June 30, 2025.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

	For the six months ended June 30,
	2025	2024	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$563,755	$570,282	$(6,527)
Food and beverage revenue	79,447	76,532	2,915
Other revenue	48,020	46,893	1,127
Total revenues	691,222	693,707	(2,485)
Expenses
Operating expenses
Room expense	145,416	143,327	2,089
Food and beverage expense	59,664	58,931	733
Management and franchise fee expense	53,595	55,444	(1,849)
Other operating expenses	184,498	180,601	3,897
Total property operating expenses	443,173	438,303	4,870
Depreciation and amortization	92,151	89,153	2,998
Property tax, insurance and other	53,693	56,587	(2,894)
General and administrative	23,784	29,045	(5,261)
Transaction costs	112	90	22
Total operating expenses	612,913	613,178	(265)
Other income, net	2,036	3,878	(1,842)
Interest income	6,616	8,905	(2,289)
Interest expense	(55,428)	(54,507)	(921)
Gain on sale of hotel properties, net	943	3,546	(2,603)
Loss on extinguishment of indebtedness, net	(34)	—	(34)
Income before equity in (loss) income from unconsolidated joint ventures	32,442	42,351	(9,909)
Equity in (loss) income from unconsolidated joint ventures	(6)	388	(394)
Income before income tax expense	32,436	42,739	(10,303)
Income tax expense	(633)	(702)	69
Net income	31,803	42,037	(10,234)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(96)	(167)	71
Noncontrolling interest in consolidated joint ventures	108	173	(65)
Net income attributable to RLJ	31,815	42,043	(10,228)
Preferred dividends	(12,557)	(12,557)	—
Net income attributable to common shareholders	$19,258	$29,486	$(10,228)

Revenues

Total revenues decreased $2.5 million to $691.2 million for the six months ended June 30, 2025 from $693.7 million for the six months ended June 30, 2024. The decrease was the result of a $6.5 million decrease in room revenue, offset by a $2.9 million increase in food and beverage revenue and a $1.1 million increase in other revenue.

Room Revenue

Room revenue decreased $6.5 million to $563.8 million for the six months ended June 30, 2025 from $570.3 million for the six months ended June 30, 2024.  The decrease was the result of a $4.8 million decrease in room revenue attributable to the comparable properties and a $1.8 million decrease in room revenue attributable to the non-comparable properties. The decrease in room revenue from the comparable properties was primarily due to a decrease in government, corporate, group and leisure travel.

The following are the year-to-date key hotel operating statistics for the comparable properties:

	For the six months ended June 30,
	2025	2024
Occupancy	72.4%	73.2%
ADR	$204.72	$203.28
RevPAR	$148.18	$148.70

Food and Beverage Revenue

Food and beverage revenue increased $2.9 million to $79.4 million for the six months ended June 30, 2025 from $76.5 million for the six months ended June 30, 2024. The increase in food and beverage revenue was primarily due to increases in outlet revenue and the ramping up of our recently converted and renovated hotels.

Other Revenue

Other revenue increased $1.1 million to $48.0 million for the six months ended June 30, 2025 from $46.9 million for the six months ended June 30, 2024.  The increase in other revenue was primarily due to an increase in parking and resort fees.

Property Operating Expenses

Property operating expenses increased $4.9 million to $443.2 million for the six months ended June 30, 2025 from $438.3 million for the six months ended June 30, 2024. The increase was due to a $6.0 million increase in property operating expenses from the comparable properties offset by a $1.1 million decrease in property operating expenses from the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the six months ended June 30,
	2025	2024	$ Change
Room expense	$144,424	$141,774	$2,650
Food and beverage expense	58,841	58,703	138
Management and franchise fee expense	53,352	54,747	(1,395)
Other operating expenses	183,014	178,418	4,596
Total property operating expenses	$439,631	$433,642	$5,989

The increase in property operating expenses from the comparable properties was primarily due to increases in wages and benefits, as well as increases in room expenses and increases in other operating expenses, primarily due to increases in utilities and general liability insurance coverage. This was offset by a decrease in management and franchise fee expense, which was due to lower revenues as well as recently amended management and franchise agreements.

Depreciation and Amortization

Depreciation and amortization expense increased $3.0 million to $92.2 million for the six months ended June 30, 2025 from $89.2 million for the six months ended June 30, 2024. The increase in depreciation and amortization expense was primarily related to our recently renovated hotels.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $2.9 million to $53.7 million for the six months ended June 30, 2025 from $56.6 million for the six months ended June 30, 2024.  The decrease was primarily attributable to the impact of successful real estate tax appeals in the current period and a decrease in property insurance premiums.

General and Administrative

General and administrative expense decreased $5.3 million to $23.8 million for the six months ended June 30, 2025 from $29.0 million for the six months ended June 30, 2024. The decrease was primarily attributable to a decrease in non-cash compensation expense, including the impact of a $1.6 million benefit as a result of the performance unit forfeitures related to the departure of Company executives during the six months ended June 30, 2025.

Other Income, net

Other income, net decreased $1.8 million to $2.0 million for the six months ended June 30, 2025 from $3.9 million for the six months ended June 30, 2024. The decrease was primarily attributable to the receipt of certain one-time COVID-19 relief awards during the six months ended June 30, 2024.

Interest Income

Interest income decreased $2.3 million to $6.6 million for the six months ended June 30, 2025 from $8.9 million for the six months ended June 30, 2024. The decrease was attributable to the combination of lower interest rates and the Company holding less cash in 2025.

Interest Expense

Interest expense increased $0.9 million to $55.4 million for the six months ended June 30, 2025 from $54.5 million for the six months ended June 30, 2024. The increase was attributable to an increase in the amount of our debt that was unhedged combined with the expiration of certain interest rate swaps. The components of our interest expense for the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the six months ended June 30,
	2025	2024	$ Change
Senior Notes	$19,375	$19,375	$—
Revolver and Term Loans	27,292	22,847	4,445
Mortgage loans	4,741	8,269	(3,528)
Amortization of deferred financing costs	3,732	3,116	616
Non-cash interest expense related to interest rate hedges	288	900	(612)
Total interest expense	$55,428	$54,507	$921

Gain on Sale of Hotel Properties, net

During the six months ended June 30, 2025, we sold one hotel property for a sales price of $24.3 million and recorded a net gain on the sale of $0.9 million. During the six months ended June 30, 2024, we sold one hotel property for a sales price of approximately $8.1 million and recorded a net gain on the sale of approximately $3.5 million.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net income	$28,631	$37,291	$31,803	$42,037
Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Depreciation and amortization	46,363	44,474	92,151	89,153
Loss (gain) on sale of hotel properties, net	378	(3,546)	(943)	(3,546)
Noncontrolling interest in consolidated joint ventures	(65)	(16)	108	173
Adjustments related to consolidated joint venture (1)	(49)	(47)	(98)	(92)
Adjustments related to unconsolidated joint venture (2)	237	228	481	457
FFO	69,216	72,105	110,945	115,625
Transaction costs	56	76	112	90
Pre-opening costs (3)	52	125	451	199
Loss on extinguishment of indebtedness, net	34	—	34	—
Amortization of share-based compensation	2,888	5,275	7,237	11,708
Non-cash interest expense related to discontinued interest rate hedges	144	418	288	900
Other expenses (4)	268	620	512	1,951
Adjusted FFO	$72,658	$78,619	$119,579	$130,473

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

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net income	$28,631	$37,291	$31,803	$42,037
Depreciation and amortization	46,363	44,474	92,151	89,153
Interest expense, net of interest income	24,515	23,931	48,812	45,602
Income tax expense	339	393	633	702
Adjustments related to unconsolidated joint venture (1)	484	332	800	667
EBITDA	100,332	106,421	174,199	178,161
Loss (gain) on sale of hotel properties, net	378	(3,546)	(943)	(3,546)
EBITDAre	100,710	102,875	173,256	174,615
Transaction costs	56	76	112	90
Pre-opening costs (2)	52	125	451	199
Loss on extinguishment of indebtedness, net	34	—	34	—
Amortization of share-based compensation	2,888	5,275	7,237	11,708
Other expenses (3)	268	620	512	1,951
Adjusted EBITDA	$104,008	$108,971	$181,602	$188,563

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

As of June 30, 2025, we had $401.2 million of cash, cash equivalents, and restricted cash reserves as compared to $433.3 million at December 31, 2024.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $117.6 million and $134.3 million for the six months ended June 30, 2025 and 2024, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the six months ended June 30, 2025 and 2024.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $58.2 million for the six months ended June 30, 2025 primarily due to $82.0 million in capital improvements and additions to our hotel properties and other assets. The net cash flow used in investing activities was partially offset by $23.8 million in proceeds from the sale of a hotel property.

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

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $91.6 million for the six months ended June 30, 2025 primarily due to $100.0 million in repayment of our Revolver, $27.2 million paid to repurchase common shares under our share repurchase programs, $58.8 million in distributions to shareholders and unitholders, $3.6 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $2.1 million in deferred financing cost payments. The net cash flow used in financing activities was partially offset by $100.0 million in borrowings on a term loan.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2025, approximately $27.3 million was held in FF&E reserve accounts for future capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2025, we had approximately $1.2 billion of total variable rate debt outstanding (or 54.1% of total indebtedness) with a weighted-average interest rate of 5.07% per annum. After taking into consideration the effect of interest rate swaps, 72.8% of our total indebtedness was fixed or effectively fixed. As of June 30, 2025, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $6.1 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2025, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Fixed rate debt (1)(2)	$—	$500,000	$—	$—	$525,000	$—	$1,025,000
Weighted-average interest rate	—%	3.75%	—%	—%	4.05%	—%	3.90%
Variable rate debt (1)	$—	$406,000	$500,000	$300,000	$—	$—	$1,206,000
Weighted-average interest rate (3)	—%	5.04%	4.51%	6.03%	—%	—%	5.07%
Total	$—	$906,000	$500,000	$300,000	$525,000	$—	$2,231,000

(1)Excludes $6.5 million, $0.2 million and $4.8 million of net deferred financing costs on the Term Loans, mortgage loans and Senior Notes, respectively.
(2)Excludes $1.3 million related to a fair value adjustment on debt.
(3)The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements. As of June 30, 2025, the estimated fair value of our fixed rate debt was $988.3 million, which was based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remained constant, we expect the fair value of our debt would decrease by approximately $23.8 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, under the supervision and participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2025 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended June 30, 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2025 through April 30, 2025	556,869	$7.06	496,021	29,234,321
May 1, 2025 through May 31, 2025	209,646	$7.39	209,646	34,034,223
June 1, 2025 through June 30, 2025	180,747	$7.31	180,747	33,946,147
Total	947,262		886,414

(1)Includes surrendered common shares owned by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the 2021 Plan.
(2)The 2025 Share Repurchase Program to acquire up to an aggregate of $250.0 million of common and preferred shares was approved on April 25, 2025 and is set to expire on May 8, 2026. The prior share repurchase program expired on May 8, 2025. The maximum number of shares that may yet be repurchased under a share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of the Company’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

Appointment of New Interim Principal Financial Officer

On August 4, 2025, the Board of Trustees of the Company appointed Leslie D. Hale, the President and Chief Executive Officer of the Company, to serve as the Company’s interim principal financial officer while the Company conducts its search for a new Chief Financial Officer.

The information required by Items 401(b), (d), and (e) and Item 404(a) of Regulation S-K regarding Ms. Hale was previously reported in the Company’s Definitive Proxy Statement filed with the SEC on March 24, 2025, and is incorporated herein by reference.

There is no arrangement or understanding with any person pursuant to which Ms. Hale was appointed to assume these duties. There are no family relationships between Ms. Hale and any director or executive officer of the Company, and Ms. Hale is not a party to any transaction requiring disclosure under Item 404(a) of Regulation S-K.

No new compensatory arrangements have been entered into in connection with Ms. Hale’s assumption of the principal financial officer role.

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
31.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document	Submitted electronically with this report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)	Submitted electronically with this report
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ LODGING TRUST

Dated: August 8, 2025	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Dated: August 8, 2025	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)