Form 10-Q
period 2025-09-30
RLJ Lodging Trust
filed 2025-11-06
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
As of October 30, 2025, 151,085,078 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Investment in hotel properties, net	$4,191,220	$4,250,524
Investment in unconsolidated joint ventures	7,144	7,457
Cash and cash equivalents	374,827	409,809
Restricted cash reserves	29,234	23,516
Hotel and other receivables, net of allowance of $118 and $169, respectively	30,386	25,494
Lease right-of-use assets	124,640	128,111
Prepaid expense and other assets	35,704	38,968
Total assets	$4,793,155	$4,883,879
Liabilities and Equity
Debt, net	$2,222,111	$2,220,081
Accounts payable and other liabilities	162,207	154,643
Advance deposits and deferred revenue	40,856	40,242
Lease liabilities	118,396	119,102
Accrued interest	10,891	20,900
Distributions payable	30,645	30,634
Total liabilities	2,585,106	2,585,602
Commitments and Contingencies (Note 11)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at September 30, 2025 and December 31, 2024	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 151,048,741 and 153,295,577 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,510	1,533
Additional paid-in capital	2,973,044	2,992,487
Distributions in excess of net earnings	(1,149,658)	(1,090,186)
Accumulated other comprehensive income	2,892	13,788
Total shareholders’ equity	2,194,724	2,284,558
Noncontrolling interests:
Noncontrolling interest in the Operating Partnership	5,854	6,130
Noncontrolling interest in consolidated joint ventures	7,471	7,589
Total noncontrolling interests	13,325	13,719
Total equity	2,208,049	2,298,277
Total liabilities and equity	$4,793,155	$4,883,879

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues
Operating revenues
Room revenue	$267,367	$283,614	$831,122	$853,896
Food and beverage revenue	36,884	36,983	116,331	113,515
Other revenue	25,794	25,147	73,814	72,040
Total revenues	330,045	345,744	1,021,267	1,039,451
Expenses
Operating expenses
Room expense	74,685	74,558	220,101	217,885
Food and beverage expense	29,314	29,348	88,978	88,279
Management and franchise fee expense	25,253	27,339	78,848	82,783
Other operating expenses	94,112	92,350	278,610	272,951
Total property operating expenses	223,364	223,595	666,537	661,898
Depreciation and amortization	46,996	44,892	139,147	134,045
Property tax, insurance and other	26,647	24,156	80,340	80,743
General and administrative	11,782	12,781	35,566	41,826
Transaction costs	128	209	240	299
Total operating expenses	308,917	305,633	921,830	918,811
Other income, net	670	791	2,706	4,669
Interest income	3,502	4,286	10,118	13,191
Interest expense	(28,309)	(28,643)	(83,737)	(83,150)
(Loss) gain on sale of hotel properties, net	(141)	4,755	802	8,301
Loss on extinguishment of indebtedness, net	—	(129)	(34)	(129)
(Loss) income before equity in (loss) income from unconsolidated joint ventures	(3,150)	21,171	29,292	63,522
Equity in (loss) income from unconsolidated joint ventures	(307)	(149)	(313)	239
(Loss) income before income tax expense	(3,457)	21,022	28,979	63,761
Income tax expense	(341)	(379)	(974)	(1,081)
Net (loss) income	(3,798)	20,643	28,005	62,680
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	52	(49)	(44)	(216)
Noncontrolling interest in consolidated joint ventures	10	8	118	181
Net (loss) income attributable to RLJ	(3,736)	20,602	28,079	62,645
Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Net (loss) income attributable to common shareholders	$(10,015)	$14,323	$9,243	$43,809

Basic per common share data:
Net (loss) income per share attributable to common shareholders	$(0.07)	$0.09	$0.06	$0.28
Weighted-average number of common shares	149,129,419	153,070,639	149,850,781	153,226,734

Diluted per common share data:
Net (loss) income per share attributable to common shareholders	$(0.07)	$0.09	$0.06	$0.28
Weighted-average number of common shares	149,129,419	153,240,169	149,987,216	153,830,754

Comprehensive (loss) income:
Net (loss) income	$(3,798)	$20,643	$28,005	$62,680
Unrealized loss on interest rate derivatives	(2,221)	(13,336)	(10,896)	(13,827)
Comprehensive (loss) income	(6,019)	7,307	17,109	48,853
Comprehensive loss (income) attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	52	(49)	(44)	(216)
Noncontrolling interest in consolidated joint ventures	10	8	118	181
Comprehensive (loss) income attributable to RLJ	$(5,957)	$7,266	$17,183	$48,818

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2024	12,879,475	$366,936	153,295,577	$1,533	$2,992,487	$(1,090,186)	$13,788	$6,130	$7,589	$2,298,277
Net income (loss)	—	—	—	—	—	28,079	—	44	(118)	28,005
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(10,896)	—	—	(10,896)
Issuance of restricted stock	—	—	1,587,600	16	(16)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	12,681	—	—	—	—	12,681
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(394,485)	(5)	(3,551)	—	—	—	—	(3,556)
Shares acquired as part of a share repurchase program	—	—	(3,311,175)	(33)	(28,558)	—	—	—	—	(28,591)
Forfeiture of restricted stock	—	—	(128,776)	(1)	1	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(18,836)	—	—	—	(18,836)
Distributions on common shares and units	—	—	—	—	—	(68,715)	—	(320)	—	(69,035)
Balance at September 30, 2025	12,879,475	$366,936	151,048,741	$1,510	$2,973,044	$(1,149,658)	$2,892	$5,854	$7,471	$2,208,049

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at June 30, 2025	12,879,475	$366,936	151,243,564	$1,512	$2,969,884	$(1,116,703)	$5,113	$6,012	$7,481	$2,240,235
Net loss	—	—	—	—	—	(3,736)	—	(52)	(10)	(3,798)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(2,221)	—	—	(2,221)
Amortization of share-based compensation	—	—	—	—	4,557	—	—	—	—	4,557
Shares acquired as part of a share repurchase program	—	—	(191,712)	(2)	(1,397)	—	—	—	—	(1,399)
Forfeiture of restricted stock	—	—	(3,111)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(22,940)	—	(106)	—	(23,046)
Balance at September 30, 2025	12,879,475	$366,936	151,048,741	$1,510	$2,973,044	$(1,149,658)	$2,892	$5,854	$7,471	$2,208,049

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$28,005	$62,680
Adjustments to reconcile net income to cash flow provided by operating activities:
Gain on sale of hotel properties, net	(802)	(8,301)
Loss on extinguishment of indebtedness, net	34	129
Depreciation and amortization	139,147	134,045
Amortization of deferred financing costs	5,632	4,779
Non-cash lease expense and other amortization	3,155	4,210
Equity in loss (income) from unconsolidated joint ventures	313	(239)
Distribution of income from unconsolidated joint venture	—	400
Amortization of share-based compensation	11,280	16,260
Changes in assets and liabilities:
Hotel and other receivables, net	(4,931)	(292)
Prepaid expense and other assets	(9,503)	(3,337)
Accounts payable and other liabilities	17,960	10,186
Advance deposits and deferred revenue	640	4,298
Accrued interest	(10,009)	(10,425)
Net cash flow provided by operating activities	180,921	214,393
Cash flows from investing activities
Acquisitions, net	—	(158,744)
Proceeds from sales of hotel properties, net	23,638	19,542
Improvements and additions to hotel properties and other assets	(111,711)	(107,048)
Net cash flow used in investing activities	(88,073)	(246,250)
Cash flows from financing activities
Borrowings under Revolver	—	200,000
Repayments of Revolver	(100,000)	(100,000)
Borrowings on Term Loans	100,000	500,000
Repayment of Term Loan	—	(400,000)
Repayment of mortgage loan	—	(200,000)
Repurchase of common shares under share repurchase programs	(28,591)	(18,995)
Repurchase of common shares to satisfy employee tax withholding requirements	(3,556)	(9,014)
Distributions on preferred shares	(18,836)	(18,836)
Distributions on common shares	(68,705)	(46,769)
Distributions on Operating Partnership units	(320)	(213)
Payments of deferred financing costs	(2,104)	(5,301)
Net cash flow used in financing activities	(122,112)	(99,128)
Net change in cash, cash equivalents, and restricted cash reserves	(29,264)	(130,985)
Cash, cash equivalents, and restricted cash reserves, beginning of period	433,325	555,327
Cash, cash equivalents, and restricted cash reserves, end of period	$404,061	$424,342

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2025, there were 151,820,572 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of September 30, 2025, the Company owned 95 hotel properties with approximately 21,200 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 93 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 94 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 94 of the 95 hotel properties to its taxable REIT subsidiaries ("TRSs"), of which the Company owns a controlling financial interest.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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
3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Land and improvements	$1,131,836	$1,130,005
Buildings and improvements	4,246,532	4,210,515
Furniture, fixtures and equipment	878,470	852,993
	6,256,838	6,193,513
Accumulated depreciation	(2,065,618)	(1,942,989)
Investment in hotel properties, net	$4,191,220	$4,250,524

For the three and nine months ended September 30, 2025, the Company recognized depreciation expense related to its investment in hotel properties of approximately $46.8 million and $138.7 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized depreciation expense related to its investment in hotel properties of approximately $44.9 million and $133.9 million, respectively.

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

The Company did not acquire any properties during the nine months ended September 30, 2025.

5.            Sales of Hotel Properties

In connection with the sales of hotel properties, the Company recorded a net loss of $0.1 million and a net gain of $0.8 million for the three and nine months ended September 30, 2025, respectively, and net gains of $4.8 million and $8.3 million for the three and nine months ended September 30, 2024, respectively.

On March 6, 2025, the Company sold the 181-room Courtyard Atlanta Buckhead hotel property in Atlanta, Georgia for a sales price of $24.3 million.

During the nine months ended September 30, 2024, the Company sold the following hotel properties in two separate transactions for a combined sales price of approximately $20.8 million.

Hotel Property Name	Location	Sale Date	Rooms
Residence Inn Merrillville	Merrillville, IN	May 21, 2024	78
Fairfield Inn & Suites Denver Cherry Creek	Denver, CO	September 9, 2024	134
		Total	212

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended September 30, 2025				For the three months ended September 30, 2024
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Southern California	$36,583	$5,074	$5,035	$46,692	$40,220	$5,602	$4,656	$50,478
Northern California	38,636	2,961	2,461	44,058	36,850	2,838	2,104	41,792
South Florida	19,956	3,884	2,824	26,664	20,245	4,365	2,890	27,500
New York City	19,535	2,547	1,020	23,102	18,660	2,638	992	22,290
Chicago	18,413	2,501	1,064	21,978	18,432	2,491	880	21,803
Boston	13,975	1,266	891	16,132	15,948	1,129	657	17,734
Louisville	8,947	4,797	924	14,668	9,808	5,090	1,011	15,909
Washington, DC	12,319	354	739	13,412	14,144	300	695	15,139
Charleston	9,003	2,880	1,030	12,913	8,578	2,289	965	11,832
Houston	9,400	753	1,052	11,205	10,987	728	1,084	12,799
Other	80,600	9,867	8,754	99,221	89,742	9,513	9,213	108,468
Total	$267,367	$36,884	$25,794	$330,045	$283,614	$36,983	$25,147	$345,744

	For the nine months ended September 30, 2025				For the nine months ended September 30, 2024
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Southern California	$101,750	$14,206	$12,760	$128,716	$106,601	$14,850	$11,807	$133,258
Northern California	112,056	9,922	6,724	128,702	106,649	10,564	6,026	123,239
South Florida	88,526	15,243	8,802	112,571	87,883	15,634	8,879	112,396
New York City	51,055	7,454	2,749	61,258	49,339	7,090	2,613	59,042
Chicago	43,091	6,751	2,667	52,509	44,651	7,227	2,649	54,527
Louisville	31,362	15,126	2,714	49,202	32,211	14,270	2,823	49,304
Washington, DC	41,858	837	2,337	45,032	44,693	853	2,035	47,581
Boston	36,573	3,707	1,966	42,246	39,538	3,335	1,398	44,271
Charleston	30,080	9,044	2,928	42,052	29,682	8,094	2,801	40,577
Houston	35,092	2,795	3,383	41,270	35,603	2,455	3,519	41,577
Other	259,679	31,246	26,784	317,709	277,046	29,143	27,490	333,679
Total	$831,122	$116,331	$73,814	$1,021,267	$853,896	$113,515	$72,040	$1,039,451

7.              Debt

The Company's debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Senior Notes, net	$995,810	$994,037
Revolver Outstanding	—	100,000
Term Loans, net	1,019,267	918,707
Mortgage loans, net	207,034	207,337
Debt, net	$2,222,111	$2,220,081

Senior Notes

The Company's senior notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
2029 Senior Notes (1)	4.00%	September 2029	$500,000	$500,000
2026 Senior Notes (1)	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(4,190)	(5,963)
Total senior notes, net			$995,810	$994,037
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

A summary of the various restrictive covenants for the Senior Notes are as follows:

	Covenant	Compliance September 30, 2025
Maintenance Covenant
Unencumbered Asset to Unencumbered Debt Ratio	> 150.0%	Yes
Incurrence Covenants
Consolidated Indebtedness less than Adjusted Total Assets	< .65x	Yes
Consolidated Secured Indebtedness less than Adjusted Total Assets	< .45x	Yes
Interest Coverage Ratio	> 1.5x	Yes

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

The Company's unsecured credit agreements consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at September 30, 2025 (1)	Maturity Date	September 30, 2025	December 31, 2024
Revolver (2)	—%	May 2027	$—	$100,000
$500 Million Term Loan Maturing 2027	4.86%	September 2027 (3)	500,000	500,000
$300 Million Term Loan Maturing 2028 (4)	5.83%	April 2028 (3)	300,000	200,000
$225 Million Term Loan Maturing 2026	5.16%	May 2026 (3)	225,000	225,000
			1,025,000	1,025,000
Deferred financing costs, net (5)			(5,733)	(6,293)
Total Revolver and Term Loans, net			$1,019,267	$1,018,707

(1)Interest rate at September 30, 2025 gives effect to interest rate hedges.
(2)At September 30, 2025 and December 31, 2024, there was $600.0 million and $500.0 million, respectively, of remaining capacity on the Revolver. The Company has the ability to extend the maturity date for an additional one-year period or up to two six-month periods ending May 2028 if certain conditions are satisfied.
(3)This term loan includes two one-year extension options at the Company's discretion, subject to certain conditions.
(4)In April 2025, the Company refinanced this term loan to increase the term loan to $300.0 million and extend the initial maturity to April 2028, with two additional one-year extension options at the Company's discretion, subject to certain conditions.
(5)Excludes $2.6 million and $3.9 million as of September 30, 2025 and December 31, 2024, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

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

The Revolver and Term Loans are subject to various financial covenants. A summary of the most restrictive covenants is as follows:

	Covenant	Compliance September 30, 2025
Leverage ratio (1)	<= 7.25x	Yes
Fixed charge coverage ratio (2)	>= 1.50x	Yes
Secured indebtedness ratio	<= 45.0%	Yes
Unencumbered indebtedness ratio	<= 60.0%	Yes
Unencumbered debt service coverage ratio	>= 2.00x	Yes

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

Mortgage Loans

The Company's mortgage loans consisted of the following (dollars in thousands):

						Carrying Value at
	Number of Assets Encumbered	Interest Rate at September 30, 2025		Maturity Date		September 30, 2025	December 31, 2024
Mortgage loan (1)	3	5.83%	(3)	April 2026	(4)	$96,000	$96,000
Mortgage loan (1)	4	5.83%	(3)	April 2026	(4)	85,000	85,000
Mortgage loan (2)	1	5.06%		January 2029		26,202	26,472
	8					207,202	207,472
Deferred financing costs, net						(168)	(135)
Total mortgage loans, net						$207,034	$207,337

(1)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(2)Includes $1.2 million and $1.5 million at September 30, 2025 and December 31, 2024, respectively, related to a fair value adjustment on this mortgage loan from purchase price allocation at hotel property acquisition. This mortgage loan requires payments of interest only through maturity.
(3)Interest rate at September 30, 2025 gives effect to interest rate hedges.
(4)In April 2025, the Company exercised the final option to extend the maturity to April 2026.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. At September 30, 2025, all mortgage loans exceeded the minimum debt yield or DSCR thresholds.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Senior Notes	$9,695	$9,695	$29,070	$29,070
Revolver and Term Loans	13,551	14,228	40,841	37,075
Mortgage loans	3,019	2,671	7,761	10,939
Amortization of deferred financing costs	1,900	1,663	5,632	4,779
Non-cash interest expense related to interest rate hedges	144	386	433	1,287
Total interest expense	$28,309	$28,643	$83,737	$83,150

8.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

				Notional value at		Fair value at
Hedge type	Swap rate	Effective Date	Maturity Date	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Swap-cash flow-Daily SOFR	1.16%	September 2021	September 2025	$—	$150,000	$—	$3,445
Swap-cash flow-Daily SOFR	0.56%	July 2021	January 2026	50,000	50,000	590	1,926
Swap-cash flow-Daily SOFR	2.95%	April 2024	April 2027	125,000	125,000	1,037	3,104
Swap-cash flow-Daily SOFR	2.85%	April 2024	April 2027	65,000	65,000	645	1,765
Swap-cash flow-Daily SOFR	2.75%	April 2024	April 2027	60,000	60,000	693	1,768
Swap-cash flow-Daily SOFR	3.70%	July 2024	July 2027	25,000	25,000	(124)	196
Swap-cash flow-Daily SOFR	3.45%	July 2024	July 2027	25,000	25,000	(11)	353
Swap-cash flow-Daily SOFR	3.71%	July 2024	July 2027	25,000	25,000	(127)	191
Swap-cash flow-Daily SOFR	3.10%	July 2025	July 2027	25,000	—	145	—
Swap-cash flow-Daily SOFR	3.20%	January 2025	January 2028	25,000	25,000	88	564
Swap-cash flow-Daily SOFR	3.40%	January 2025	January 2028	25,000	25,000	(26)	421
Swap-cash flow-Daily SOFR	3.30%	October 2025	October 2028	25,000	—	(17)	—
Swap-cash flow-Daily SOFR	3.30%	January 2025	January 2029	25,000	25,000	11	632
Swap-cash flow-Daily SOFR	3.19%	January 2026	January 2029	25,000	—	26	—
Swap-cash flow-Daily SOFR	3.25%	January 2026	January 2029	50,000	—	(36)	—
Swap-cash flow-Daily SOFR	3.29%	January 2026	January 2029	50,000	—	(96)	—
Swap-cash flow-Daily SOFR	3.00%	April 2026	April 2029	25,000	—	137	—
Swap-cash flow-Daily SOFR	3.05%	April 2026	April 2029	25,000	—	101	—
				$675,000	$600,000	$3,036	$14,365

As of September 30, 2025 and December 31, 2024, the aggregate fair value of the interest rate swap assets of $3.5 million and $14.4 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of September 30, 2025, the aggregate fair value of the interest rate swap liabilities of $0.4 million was included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

As of September 30, 2025 and December 31, 2024, there was approximately $2.9 million and $13.8 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate swaps. There was no ineffectiveness recorded during the three or nine month periods ended September 30, 2025 or 2024. For the three and nine months ended September 30, 2025, gains of approximately $2.5 million and $8.1 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. For the three and nine months ended September 30, 2024, gains of approximately $4.9 million and $16.3 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. Approximately $2.7 million of the unrealized gains included in accumulated other comprehensive income at September 30, 2025 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$995,810	$967,875	$994,037	$938,750
Revolver and Term Loans, net	1,019,267	1,025,000	1,018,707	1,025,000
Mortgage loans, net	207,034	204,057	207,337	201,340
Debt, net	$2,222,111	$2,196,932	$2,220,081	$2,165,090

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 (in thousands):

	Fair Value at September 30, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$3,473	$—	$3,473
Interest rate swap liability	—	(437)	—	(437)
Total	$—	$3,036	$—	$3,036

The following table presents the Company’s fair value hierarchy for those financial assets measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$14,365	$—	$14,365
Total	$—	$14,365	$—	$14,365

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the "OBBBA"). Among other changes, the OBBBA permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code (the “Code”). The OBBBA also increased the percentage limit under the REIT asset test applicable to TRSs (the permissible value of TRS securities that a REIT may hold) from 20% to 25% of the value of the REIT’s total assets for taxable years beginning after December 31, 2025, and increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024. The Company has evaluated this legislation and determined its impact is not material to the Company’s consolidated financial statements and related disclosures.

The Company had no accruals for tax uncertainties as of September 30, 2025 and December 31, 2024.

11.       Commitments and Contingencies

Restricted Cash Reserves

The Company may be obligated to maintain cash reserve funds for future capital expenditures, real estate taxes, insurance, and other items. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues for future capital expenditures (including the periodic replacement or refurbishment of FF&E). Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of September 30, 2025 and December 31, 2024, approximately $29.2 million and $23.5 million, respectively, was available in the restricted cash reserves for future capital expenditures.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of September 30, 2025, 94 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from three to 25 years. This number includes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.5% and 3.5% of hotel revenues. Management agreements that include the benefits of a franchise agreement incur a base management fee between 1.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive (loss) income. For the three and nine months ended September 30, 2025, the Company incurred management fee expense of approximately $9.6 million and $30.0 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred management fee expense of approximately $10.2 million and $31.4 million, respectively.

Franchise Agreements

As of September 30, 2025, 56 of the Company’s consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, three hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive (loss) income. For the three and nine months ended September 30, 2025, the Company incurred franchise fee expense of approximately $15.7 million and $48.9 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred franchise fee expense of approximately $17.1 million and $51.4 million, respectively.

12.       Equity

Common Shares of Beneficial Interest

During the nine months ended September 30, 2025, the Company declared a cash dividend of $0.15 per common share in each of the first, second and third quarters of 2025. During the nine months ended September 30, 2024, the Company declared a cash dividend of $0.10 per common share in each of the first and second quarters of 2024 and a cash dividend of $0.15 per common share in the third quarter of 2024.

On April 25, 2025, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2025 to May 8, 2026 (the "2025 Share Repurchase
Program"). During the nine months ended September 30, 2025, the Company repurchased and retired approximately 3.3 million common shares for approximately $28.6 million, of which $24.3 million was repurchased under a share repurchase program authorized by the Company’s board of trustees in 2024, which expired May 8, 2025, and $4.3 million was repurchased under the 2025 Share Repurchase Program. As of November 6, 2025, the 2025 Share Repurchase Program had a remaining capacity of $245.7 million.

During the nine months ended September 30, 2024, the Company repurchased and retired approximately 2.0 million common shares for approximately $19.0 million.

Series A Preferred Shares

During the nine months ended September 30, 2025 and 2024, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first, second and third quarters of 2025 and 2024.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of September 30, 2025, 771,831 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of September 30, 2025 is as follows:

	2025
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	1,589,289	$11.74
Granted	1,347,725	8.41
Vested	(840,426)	11.81
Forfeited	(128,776)	10.43
Unvested at September 30, 2025	1,967,812	$9.52

For the three and nine months ended September 30, 2025, the Company recognized approximately $2.0 million and $6.5 million, respectively, of share-based compensation expense related to restricted share awards. For the three and nine months ended September 30, 2024, the Company recognized approximately $2.3 million and $9.4 million, respectively, of share-based compensation expense related to restricted share awards. As of September 30, 2025, there was $13.5 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.0 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the nine months ended September 30, 2025 and 2024 was approximately $7.6 million and $17.6 million, respectively.

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
(1) In February 2025, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 240,000 restricted shares, all of which vested immediately. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the nine months ended September 30, 2025 was approximately $2.1 million.

For the three and nine months ended September 30, 2025, the Company recognized approximately $2.0 million and $4.8 million, respectively, of share-based compensation expense related to the performance unit awards. This included a benefit of $1.6 million as a result of the forfeitures of approximately 217,000 performance units related to the departure of Company executives during the three months ended June 30, 2025. For the three and nine months ended September 30, 2024, the Company recognized approximately $2.3 million and $6.9 million, respectively, of share-based compensation expense related to the performance unit awards. As of September 30, 2025, there was $12.6 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 1.9 years.

 As of September 30, 2025, there were 779,968 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and nine months ended September 30, 2025 and 2024, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to RLJ	$(3,736)	$20,602	$28,079	$62,645
Less: Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Less: Dividends paid on unvested restricted shares	(295)	(242)	(881)	(657)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	—	—
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(10,310)	$14,081	$8,362	$43,152

Denominator:
Weighted-average number of common shares - basic	149,129,419	153,070,639	149,850,781	153,226,734
Unvested restricted shares	—	87,512	133,839	533,940
Unvested performance units	—	82,018	2,596	70,080
Weighted-average number of common shares - diluted	149,129,419	153,240,169	149,987,216	153,830,754

Net (loss) income per share attributable to common shareholders - basic	$(0.07)	$0.09	$0.06	$0.28

Net (loss) income per share attributable to common shareholders - diluted	$(0.07)	$0.09	$0.06	$0.28

For the three months ended September 30, 2025, an aggregate of 216,114 unvested restricted shares and performance units were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive.

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

The following table presents information about profit or loss for the hotel segment:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues
Room revenue	$267,367	$283,614	$831,122	$853,896
Food and beverage revenue	36,884	36,983	116,331	113,515
Other revenue	25,794	25,147	73,814	72,040
Total revenues	330,045	345,744	1,021,267	1,039,451
Operating expenses
Room expense	74,685	74,558	220,101	217,885
Food and beverage expense	29,314	29,348	88,978	88,279
Management and franchise fee expense	25,253	27,339	78,848	82,783
Other operating expenses	94,112	92,350	278,610	272,951
Total operating expenses	223,364	223,595	666,537	661,898
Property tax, insurance and other	26,647	24,156	80,340	80,743
Other, net (1)	(991)	(3,094)	(5,934)	(11,535)
Hotel EBITDA	$81,025	$101,087	$280,324	$308,345

(1)    Includes miscellaneous hotel segment income, as well as adjustments for corporate-level expenses, certain non-cash items, and certain other items that the Company considers outside the normal course of operations.

The following table provides a reconciliation of the hotel segment profit and loss to the Company’s consolidated totals:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
(Loss) income before income tax expense	$(3,457)	$21,022	$28,979	$63,761
Depreciation and amortization	46,996	44,892	139,147	134,045
Interest expense, net of interest income	24,807	24,357	73,619	69,959
General and administrative	11,782	12,781	35,566	41,826
Loss (gain) on sale of hotel properties, net	141	(4,755)	(802)	(8,301)
Other, net	756	2,790	3,815	7,055
Hotel EBITDA	$81,025	$101,087	$280,324	$308,345

A measure of segment assets is not currently provided to the CODM and has therefore not been included herein.

16.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$374,827	$385,384
Restricted cash reserves	29,234	38,958
Cash, cash equivalents, and restricted cash reserves	$404,061	$424,342

Interest paid	$87,534	$86,921

Income taxes paid	$921	$2,097

Operating cash flow lease payments for operating leases	$10,583	$11,614

Right-of-use asset and lease liability adjustments due to remeasurement	$—	$(1,165)

Right-of-use asset and lease liability reclassifications to land due to acquisition	$—	$1,187

Supplemental investing and financing transactions
In connection with acquisitions, the Company recorded the following:
Purchase prices	$—	$160,500
Application of purchase deposit	—	(2,400)
Transaction costs	—	887
Operating prorations	—	(243)
Acquisitions, net	$—	$158,744

In connection with the sales of hotel properties, the Company recorded the following:
Sales prices	$24,250	$20,778
Transaction costs	(590)	(1,077)
Operating prorations	(22)	(159)
Proceeds from sales of hotel properties, net	$23,638	$19,542

Supplemental non-cash transactions
Accrued capital expenditures	$16,490	$18,241

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

Overview

We are a self-advised and self-administered Maryland REIT that owns primarily premium-branded, rooms-oriented, high-margin, focused-service and compact full-service hotels located within heart of demand locations. We own a geographically diversified portfolio of hotels located in high-growth urban markets that exhibit multiple demand generators and attractive long-term growth prospects. We believe that our investment strategy allows us to generate high levels of Revenue per Available Room ("RevPAR"), strong operating margins and attractive returns. Our focused-service and compact full-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets and meeting space, and require fewer employees than traditional full-service hotels. We believe these types of hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve RevPAR levels at or close to those achieved by traditional full-service hotels while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

As of September 30, 2025, we owned 95 hotel properties with approximately 21,200 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 93 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 94 hotel properties in which we hold a controlling interest, and we record the real estate interest in the one hotel property in which we hold an indirect 50% non-controlling interest using the equity method of accounting. We lease 94 of the 95 hotel properties to our TRSs, of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership. As of September 30, 2025, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the OP units.

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

•Repurchased and retired approximately 3.3 million common shares for approximately $28.6 million.

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

Results of Operations

At September 30, 2025 and 2024, we owned 95 and 96 hotel properties, respectively.  Based on when a hotel property is acquired or sold, the operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2025 and 2024. The non-comparable properties include three hotel properties that were sold in 2025 and 2024 and one hotel property that was acquired in 2024.

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

	For the three months ended September 30,
	2025	2024	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$267,367	$283,614	$(16,247)
Food and beverage revenue	36,884	36,983	(99)
Other revenue	25,794	25,147	647
Total revenues	330,045	345,744	(15,699)
Expenses
Operating expenses
Room expense	74,685	74,558	127
Food and beverage expense	29,314	29,348	(34)
Management and franchise fee expense	25,253	27,339	(2,086)
Other operating expenses	94,112	92,350	1,762
Total property operating expenses	223,364	223,595	(231)
Depreciation and amortization	46,996	44,892	2,104
Property tax, insurance and other	26,647	24,156	2,491
General and administrative	11,782	12,781	(999)
Transaction costs	128	209	(81)
Total operating expenses	308,917	305,633	3,284
Other income, net	670	791	(121)
Interest income	3,502	4,286	(784)
Interest expense	(28,309)	(28,643)	334
(Loss) gain on sale of hotel properties, net	(141)	4,755	(4,896)
Loss on extinguishment of indebtedness, net	—	(129)	129
(Loss) income before equity in loss from unconsolidated joint ventures	(3,150)	21,171	(24,321)
Equity in loss from unconsolidated joint ventures	(307)	(149)	(158)
(Loss) income before income tax expense	(3,457)	21,022	(24,479)
Income tax expense	(341)	(379)	38
Net (loss) income	(3,798)	20,643	(24,441)
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	52	(49)	101
Noncontrolling interest in consolidated joint ventures	10	8	2
Net (loss) income attributable to RLJ	(3,736)	20,602	(24,338)
Preferred dividends	(6,279)	(6,279)	—
Net (loss) income attributable to common shareholders	$(10,015)	$14,323	$(24,338)

Revenues

Total revenues decreased $15.7 million to $330.0 million for the three months ended September 30, 2025 from $345.7 million for the three months ended September 30, 2024. The decrease was the result of a $16.2 million decrease in room revenue and a $0.1 million decrease in food and beverage revenue, offset by a $0.6 million increase in other revenue.

Room Revenue

Room revenue decreased $16.2 million to $267.4 million for the three months ended September 30, 2025 from $283.6 million for the three months ended September 30, 2024.  The decrease was the result of a $14.3 million decrease in room revenue attributable to the comparable properties and a $2.0 million decrease in room revenue attributable to the non-comparable properties. The decrease in room revenue from the comparable properties was primarily due to a decrease in leisure, government, corporate and group travel.

The following are the quarter-to-date key hotel operating statistics for the comparable properties:

	For the three months ended September 30,
	2025	2024
Occupancy	73.0%	75.4%
ADR	$189.45	$193.43
RevPAR	$138.29	$145.77

Food and Beverage Revenue

Food and beverage revenue decreased $0.1 million to $36.9 million for the three months ended September 30, 2025 from $37.0 million for the three months ended September 30, 2024.

Other Revenue

Other revenue increased $0.6 million to $25.8 million for the three months ended September 30, 2025 from $25.1 million for the three months ended September 30, 2024.

Property Operating Expenses

Property operating expenses decreased $0.2 million to $223.4 million for the three months ended September 30, 2025 from $223.6 million for the three months ended September 30, 2024. The decrease was due to a $1.5 million decrease in property operating expenses from the non-comparable properties partially offset by a $1.2 million increase in property operating expenses from the comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the three months ended September 30,
	2025	2024	$ Change
Room expense	$74,313	$73,620	$693
Food and beverage expense	28,941	28,896	45
Management and franchise fee expense	25,177	27,002	(1,825)
Other operating expenses	93,232	90,909	2,323
Total property operating expenses	$221,663	$220,427	$1,236

The increase in property operating expenses from the comparable properties was primarily due to increases in wages and benefits, as well as increases in room expenses and increases in other operating expenses, including increases in sales and marketing expenses and general liability insurance coverage. This was offset by a decrease in management and franchise fee expense, which was due to lower revenues as well as recently amended management and franchise agreements.

Depreciation and Amortization

Depreciation and amortization expense increased $2.1 million to $47.0 million for the three months ended September 30, 2025 from $44.9 million for the three months ended September 30, 2024. The increase in depreciation and amortization expense was primarily related to recently renovated hotels.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $2.5 million to $26.6 million for the three months ended September 30, 2025 from $24.2 million for the three months ended September 30, 2024. The increase was primarily attributable to the beneficial impact of successful real estate tax appeals in the prior year, partially offset by a decrease in property insurance premiums.

General and Administrative

General and administrative expense decreased $1.0 million to $11.8 million for the three months ended September 30, 2025 from $12.8 million for the three months ended September 30, 2024. The decrease was primarily attributable to a decrease in non-cash compensation expense related to the departure of Company executives during the three months ended June 30, 2025.

Interest Income

Interest income decreased $0.8 million to $3.5 million for the three months ended September 30, 2025 from $4.3 million for the three months ended September 30, 2024. The decrease was attributable to the combination of lower interest rates and the Company holding less cash in 2025.

Interest Expense

Interest expense decreased $0.3 million to $28.3 million for the three months ended September 30, 2025 from $28.6 million for the three months ended September 30, 2024. The components of our interest expense for the three months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the three months ended September 30,
	2025	2024	$ Change
Senior Notes	$9,695	$9,695	$—
Revolver and Term Loans	13,551	14,228	(677)
Mortgage loans	3,019	2,671	348
Amortization of deferred financing costs	1,900	1,663	237
Non-cash interest expense related to interest rate hedges	144	386	(242)
Total interest expense	$28,309	$28,643	$(334)

(Loss) Gain on Sale of Hotel Properties, net

During the three months ended September 30, 2024, we sold one hotel property for a sales price of approximately $12.7 million and recorded a net gain on the sale of approximately $4.8 million. There were no hotels sold during the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

	For the nine months ended September 30,
	2025	2024	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$831,122	$853,896	$(22,774)
Food and beverage revenue	116,331	113,515	2,816
Other revenue	73,814	72,040	1,774
Total revenues	1,021,267	1,039,451	(18,184)
Expenses
Operating expenses
Room expense	220,101	217,885	2,216
Food and beverage expense	88,978	88,279	699
Management and franchise fee expense	78,848	82,783	(3,935)
Other operating expenses	278,610	272,951	5,659
Total property operating expenses	666,537	661,898	4,639
Depreciation and amortization	139,147	134,045	5,102
Property tax, insurance and other	80,340	80,743	(403)
General and administrative	35,566	41,826	(6,260)
Transaction costs	240	299	(59)
Total operating expenses	921,830	918,811	3,019
Other income, net	2,706	4,669	(1,963)
Interest income	10,118	13,191	(3,073)
Interest expense	(83,737)	(83,150)	(587)
Gain on sale of hotel properties, net	802	8,301	(7,499)
Loss on extinguishment of indebtedness, net	(34)	(129)	95
Income before equity in (loss) income from unconsolidated joint ventures	29,292	63,522	(34,230)
Equity in (loss) income from unconsolidated joint ventures	(313)	239	(552)
Income before income tax expense	28,979	63,761	(34,782)
Income tax expense	(974)	(1,081)	107
Net income	28,005	62,680	(34,675)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(44)	(216)	172
Noncontrolling interest in consolidated joint ventures	118	181	(63)
Net income attributable to RLJ	28,079	62,645	(34,566)
Preferred dividends	(18,836)	(18,836)	—
Net income attributable to common shareholders	$9,243	$43,809	$(34,566)

Revenues

Total revenues decreased $18.2 million to $1,021.3 million for the nine months ended September 30, 2025 from $1,039.5 million for the nine months ended September 30, 2024. The decrease was the result of a $22.8 million decrease in room revenue, offset by a $2.8 million increase in food and beverage revenue and a $1.8 million increase in other revenue.

Room Revenue

Room revenue decreased $22.8 million to $831.1 million for the nine months ended September 30, 2025 from $853.9 million for the nine months ended September 30, 2024.  The decrease was the result of a $19.0 million decrease in room revenue attributable to the comparable properties and a $3.7 million decrease in room revenue attributable to the non-comparable properties. The decrease in room revenue from the comparable properties was primarily due to a decrease in leisure, government, corporate and group travel.

The following are the year-to-date key hotel operating statistics for the comparable properties:

	For the nine months ended September 30,
	2025	2024
Occupancy	72.6%	73.9%
ADR	$199.55	$199.91
RevPAR	$144.85	$147.72

Food and Beverage Revenue

Food and beverage revenue increased $2.8 million to $116.3 million for the nine months ended September 30, 2025 from $113.5 million for the nine months ended September 30, 2024. The increase in food and beverage revenue was primarily due to increases in outlet revenue and the ramping up of our recently converted and renovated hotels.

Other Revenue

Other revenue increased $1.8 million to $73.8 million for the nine months ended September 30, 2025 from $72.0 million for the nine months ended September 30, 2024.  The increase in other revenue was primarily due to an increase in gift shop sales, parking and resort fees.

Property Operating Expenses

Property operating expenses increased $4.6 million to $666.5 million for the nine months ended September 30, 2025 from $661.9 million for the nine months ended September 30, 2024. The increase was due to a $7.2 million increase in property operating expenses from the comparable properties offset by a $2.6 million decrease in property operating expenses from the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the nine months ended September 30,
	2025	2024	$ Change
Room expense	$218,738	$215,394	$3,344
Food and beverage expense	87,782	87,599	183
Management and franchise fee expense	78,529	81,749	(3,220)
Other operating expenses	276,246	269,327	6,919
Total property operating expenses	$661,295	$654,069	$7,226

The increase in property operating expenses from the comparable properties was primarily due to increases in wages and benefits, as well as increases in room expenses and increases in other operating expenses, including increases in sales and marketing expenses, utilities and general liability insurance coverage. This was offset by a decrease in management and franchise fee expense, which was due to lower revenues as well as recently amended management and franchise agreements.

Depreciation and Amortization

Depreciation and amortization expense increased $5.1 million to $139.1 million for the nine months ended September 30, 2025 from $134.0 million for the nine months ended September 30, 2024. The increase in depreciation and amortization expense was primarily related to our recently renovated hotels.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $0.4 million to $80.3 million for the nine months ended September 30, 2025 from $80.7 million for the nine months ended September 30, 2024.  The decrease was primarily attributable to a decrease in property insurance premiums offset by an increase in real estate tax expense due to the beneficial impact of successful real estate tax appeals in the prior year.

General and Administrative

General and administrative expense decreased $6.3 million to $35.6 million for the nine months ended September 30, 2025 from $41.8 million for the nine months ended September 30, 2024. The decrease was primarily attributable to a decrease in non-cash compensation expense, including the impact of a $1.6 million benefit as a result of the performance unit forfeitures related to the departure of Company executives during the three months ended June 30, 2025.

Other Income, net

Other income, net decreased $2.0 million to $2.7 million for the nine months ended September 30, 2025 from $4.7 million for the nine months ended September 30, 2024. The decrease was primarily attributable to the receipt of certain one-time COVID-19 relief awards during the nine months ended September 30, 2024.

Interest Income

Interest income decreased $3.1 million to $10.1 million for the nine months ended September 30, 2025 from $13.2 million for the nine months ended September 30, 2024. The decrease was attributable to the combination of lower interest rates and the Company holding less cash in 2025.

Interest Expense

Interest expense increased $0.6 million to $83.7 million for the nine months ended September 30, 2025 from $83.2 million for the nine months ended September 30, 2024. The components of our interest expense for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the nine months ended September 30,
	2025	2024	$ Change
Senior Notes	$29,070	$29,070	$—
Revolver and Term Loans	40,841	37,075	3,766
Mortgage loans	7,761	10,939	(3,178)
Amortization of deferred financing costs	5,632	4,779	853
Non-cash interest expense related to interest rate hedges	433	1,287	(854)
Total interest expense	$83,737	$83,150	$587

Gain on Sale of Hotel Properties, net

During the nine months ended September 30, 2025, we sold one hotel property for a sales price of $24.3 million and recorded a net gain on the sale of $0.8 million. During the nine months ended September 30, 2024, we sold two hotel properties for a combined sales price of approximately $20.8 million and recorded net gains on the sales of approximately $8.3 million.

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

The following table is a reconciliation of our GAAP net (loss) income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(3,798)	$20,643	$28,005	$62,680
Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Depreciation and amortization	46,996	44,892	139,147	134,045
Loss (gain) on sale of hotel properties, net	141	(4,755)	(802)	(8,301)
Noncontrolling interest in consolidated joint ventures	10	8	118	181
Adjustments related to consolidated joint venture (1)	(50)	(47)	(147)	(139)
Adjustments related to unconsolidated joint venture (2)	225	227	706	685
FFO	37,245	54,689	148,191	170,315
Transaction costs	128	209	240	299
Pre-opening costs (3)	69	888	520	1,088
Loss on extinguishment of indebtedness, net	—	129	34	129
Amortization of share-based compensation	4,043	4,550	11,280	16,260
Non-cash interest expense related to discontinued interest rate hedges	144	386	433	1,287
Other (income) expenses (4)	(526)	304	(14)	2,256
Adjusted FFO	$41,103	$61,155	$160,684	$191,634

(1)Includes depreciation and amortization expense allocated to the noncontrolling interest in the consolidated joint venture.
(2)Includes our ownership interest in the depreciation and amortization expense of the unconsolidated joint venture.
(3)Represents expenses related to the brand conversions of certain hotel properties prior to opening.
(4)Represents income and expenses outside of the normal course of operations.

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

The following table is a reconciliation of our GAAP net (loss) income to EBITDA, EBITDAre and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(3,798)	$20,643	$28,005	$62,680
Depreciation and amortization	46,996	44,892	139,147	134,045
Interest expense, net of interest income	24,807	24,357	73,619	69,959
Income tax expense	341	379	974	1,081
Adjustments related to unconsolidated joint venture (1)	382	331	1,182	998
EBITDA	68,728	90,602	242,927	268,763
Loss (gain) on sale of hotel properties, net	141	(4,755)	(802)	(8,301)
EBITDAre	68,869	85,847	242,125	260,462
Transaction costs	128	209	240	299
Pre-opening costs (2)	69	888	520	1,088
Loss on extinguishment of indebtedness, net	—	129	34	129
Amortization of share-based compensation	4,043	4,550	11,280	16,260
Other (income) expenses (3)	(526)	304	(14)	2,256
Adjusted EBITDA	$72,583	$91,927	$254,185	$280,494

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint venture.
(2)Represents expenses related to the brand conversions of certain hotel properties prior to opening.
(3)Represents income and expenses outside of the normal course of operations.

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

As of September 30, 2025, we had $404.1 million of cash, cash equivalents, and restricted cash reserves as compared to $433.3 million at December 31, 2024.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $180.9 million and $214.4 million for the nine months ended September 30, 2025 and 2024, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the nine months ended September 30, 2025 and 2024.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $88.1 million for the nine months ended September 30, 2025 primarily due to $111.7 million in capital improvements and additions to our hotel properties and other assets. The net cash flow used in investing activities was partially offset by $23.6 million in proceeds from the sale of a hotel property.

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

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $122.1 million for the nine months ended September 30, 2025 primarily due to $100.0 million in repayment of our Revolver, $28.6 million paid to repurchase common shares under our share repurchase programs, $87.9 million in distributions to shareholders and unitholders, $3.6 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $2.1 million in deferred financing cost payments. The net cash flow used in financing activities was partially offset by $100.0 million in borrowings on a term loan.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2025, approximately $29.2 million was held in FF&E reserve accounts for future capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2025, we had approximately $1.2 billion of total variable rate debt outstanding (or 54.1% of total indebtedness) with a weighted-average interest rate of 5.30% per annum. After taking into consideration the effect of interest rate swaps, 67.2% of our total indebtedness was fixed or effectively fixed. As of September 30, 2025, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $7.3 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2025, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Fixed rate debt (1)(2)	$—	$500,000	$—	$—	$525,000	$—	$1,025,000
Weighted-average interest rate	—%	3.75%	—%	—%	4.05%	—%	3.90%
Variable rate debt (1)	$—	$406,000	$500,000	$300,000	$—	$—	$1,206,000
Weighted-average interest rate (3)	—%	5.46%	4.86%	5.83%	—%	—%	5.30%
Total	$—	$906,000	$500,000	$300,000	$525,000	$—	$2,231,000

(1)Excludes $5.7 million, $0.2 million and $4.2 million of net deferred financing costs on the Term Loans, mortgage loans and Senior Notes, respectively.
(2)Excludes $1.2 million related to a fair value adjustment on debt.
(3)The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements. As of September 30, 2025, the estimated fair value of our fixed rate debt was $991.9 million, which was based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remained constant, we expect the fair value of our debt would decrease by approximately $21.8 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive
Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2025 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended September 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2025 through July 31, 2025	64,014	$7.41	64,014	33,331,548
August 1, 2025 through August 31, 2025	127,698	$7.24	127,698	31,912,842
September 1, 2025 through September 30, 2025	—	$—	—	34,129,011
Total	191,712		191,712

(1)The 2025 Share Repurchase Program to acquire up to an aggregate of $250.0 million of common and preferred shares was approved in April 2025 and is set to expire on May 8, 2026. The maximum number of shares that may yet be repurchased under a share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of the Company’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

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
10.1*
Employment Agreement, dated as of September 15, 2025, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Nikhil Bhalla (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 18, 2025)

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

RLJ LODGING TRUST

Dated: November 6, 2025	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: November 6, 2025	/s/ NIKHIL BHALLA
Nikhil Bhalla
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: November 6, 2025	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)