Form 10-K
period 2025-12-31
RLJ Lodging Trust
filed 2026-02-27
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The aggregate market value of the 149,149,843 common shares of beneficial interest held by non-affiliates of the Registrant was approximately $1,085,810,857 based on the closing price of $7.28 as reported on the New York Stock Exchange for such common shares of beneficial interest on June 30, 2025.
As of February 20, 2026, 151,917,505 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2025.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are identified by the use of the words "believe," "project," "expect," "anticipate," "estimate," "plan," "may," "will," "will continue," "intend," "should," "may" or similar expressions. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.
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
•"our hotel properties" refers to the 93 hotels owned by us as of December 31, 2025;
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
•"TRS" refers to each entity that is owned, directly or indirectly, by the Operating Partnership that jointly elects to be treated as a “taxable REIT subsidiary” (together with its subsidiaries that are disregarded as separate entities from such entity) for U.S. federal income tax purposes;
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
As of December 31, 2025, we owned 93 hotel properties with approximately 20,800 rooms, located in 23 states and the District of Columbia. We owned, through wholly-owned subsidiaries, a 100% interest in 91 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 92 hotel properties in which we hold a controlling financial interest, and we record the real estate interest in the one hotel property in which we hold an indirect 50% non-controlling interest using the equity method of accounting. We lease 92 of the 93 hotel properties to our TRSs, of which we own a controlling financial interest.
We elect to be taxed as a real estate investment trust for U.S. federal income tax purposes (a "REIT"). Substantially all of our assets and liabilities are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole general partner of the Operating Partnership. As of December 31, 2025, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the Operating Partnership ("OP units").

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

Our Hotels

Our hotel properties operate under industry-leading, premium brands, with approximately 89.3% of our hotel properties operating under existing relationships with Marriott, Hilton or Hyatt. The following table sets forth the brand affiliations of our hotel properties as of December 31, 2025:

Brand Affiliations	Number of hotels	Percentage of total hotels	Number of rooms	Percentage of total rooms
Marriott
Courtyard	12	12.9%	2,736	13.2%
Residence Inn	8	8.6%	1,220	5.9%
Marriott	4	4.3%	1,500	7.2%
Fairfield Inn & Suites	3	3.2%	418	2.0%
Renaissance	3	3.2%	782	3.8%
SpringHill Suites	2	2.2%	273	1.3%
AC Hotel	1	1.1%	205	1.0%
Moxy	1	1.1%	170	0.8%
Tribute Portfolio	1	1.1%	132	0.6%
Subtotal	35	37.7%	7,436	35.8%
Hilton
Embassy Suites	18	19.4%	5,041	24.3%
Hilton Garden Inn	5	5.3%	1,125	5.4%
DoubleTree/DoubleTree Suites by Hilton	4	4.3%	944	4.5%
Hampton Inn/Hampton Inn & Suites	3	3.2%	499	2.4%
Curio Collection	2	2.2%	468	2.3%
Homewood Suites	2	2.2%	345	1.7%
Hilton	1	1.1%	231	1.1%
Tapestry Collection	1	1.1%	124	0.6%
Subtotal	36	38.8%	8,777	42.3%
Hyatt
Hyatt House	7	7.4%	1,204	5.8%
Hyatt Place	3	3.2%	466	2.2%
Hyatt Centric	2	2.2%	266	1.3%
Subtotal	12	12.8%	1,936	9.3%
Wyndham
Wyndham	4	4.3%	1,642	7.9%
Subtotal	4	4.3%	1,642	7.9%
Other Brand Affiliation/Independent	6	6.4%	968	4.7%
Total	93	100.0%	20,759	100.0%

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

Organizational Structure

We conduct our business through a traditional umbrella partnership real estate investment trust ("UPREIT") structure in which our assets are owned and our business activities are undertaken by the Operating Partnership and its subsidiaries. We are the sole general partner of the Operating Partnership and, as of December 31, 2025, we owned 99.5% of the OP units in the Operating Partnership. In the future, we may issue OP units from time to time in connection with acquiring hotel properties, financing, compensation or other reasons.

Our hotel properties are indirectly owned by the Operating Partnership through limited partnerships or limited liability companies (“hotel owners”). The hotel owners lease the hotels to our TRSs, which engage independent managers to operate our hotel properties on market terms. The independent managers operate the hotels, collect hotel operating revenue, pay operating expenses (including the independent managers’ management fees) on behalf of the TRSs pursuant to the relevant hotel management agreement. Our TRSs are corporations for U.S. federal income tax purposes and, thus, are subject to U.S. federal corporate income tax, as well as applicable state and local income tax, on their taxable income.

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

Insurance

We carry comprehensive general liability, fire, extended coverage, business interruption, rental loss of income coverage and umbrella liability coverage on all of our hotels, including earthquake, wind, flood and hurricane coverage on hotels in areas where we believe such coverages are warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement cost basis, for the costs incurred to repair or rebuild each hotel, including loss of income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. Certain of our properties in our portfolio are located in areas known to be subject to hurricanes and we believe that we have appropriate insurance for those risks, although they are subject to higher retentions for named windstorms than our other properties. We do not carry insurance for generally uninsurable risks, including, but not limited to losses caused by communicable or infectious diseases, war or governmental actions such as government seizures of property. In addition, we do not carry cyber insurance.

Human Capital

As of December 31, 2025, we had 75 employees. We strive to maintain a workplace that is free from discrimination or harassment on the basis of race, color, sex, religion, age, ethnicity, national origin, disability, sexual orientation, gender identification or any other status protected by applicable laws. We conduct annual trainings to prevent discrimination and harassment and monitor employee conduct year-round.

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

In June 2025, we released our third annual Corporate Sustainability Report, which included the Global Reporting Initiative disclosures for our portfolio, the Sustainable Accounting Standards Board Real Estate disclosures and disclosures in accordance with the Task Force on Climate-Related Financial Disclosures. We also continued our participation in sustainability frameworks such as GRESB and meaningfully improved our overall score over the prior year.

On the environmental front, we believe our investment strategy of owning primarily rooms-oriented, focused-service and compact full-service hotels leads to lower operational intensity and higher efficiency with respect to space usage than full-service hotels, resulting in an overall lower environmental impact across our portfolio. We continue to disclose our environmental policy, which includes our environmental objectives such as reducing energy, greenhouse gas, and water usage and making green building investments, as well as addressing the physical impacts of climate change. Our capital expenditure priorities are focused heavily on projects that, in addition to strengthening our market positioning, also enhance profitability by bringing about energy and water usage reductions and savings. Through these and our wider initiatives and support from our hotel operators, across our portfolio since 2019, we were able to reduce our energy usage per square foot by 9% and our greenhouse gas emissions per square foot by 23% as of 2024, bringing us closer to achieving our stated goal of reducing carbon emissions by 35% by 2030.

With respect to social causes, we continue to show our commitment to making an impact in the communities we serve. In 2025, RLJ employees participated in a number of company-sponsored volunteer opportunities, including a finance mentorship program with Junior Achievement of Greater Washington during which RLJ employees taught local middle school students about principles of personal finance. Additionally, in response to the Los Angeles area wildfires in January 2025, several RLJ properties organized donations and care packages for victims and impacted families. We maintain our partnership with a number of other locally-based charitable organizations including the N Street Village, Bridges from School to Work, and Don Bosco Cristo Rey. Additionally, we continue to support small businesses in our community through a $5.0 million deposit at Industrial Bank, a minority-owned financial institution which aims to empower under-banked businesses and individuals locally.

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

Our business strategy depends on achieving revenue and net income growth from demand for hotel rooms as part of a strong U.S. and global economy. Any economic slowdown or recession or weaker-than-anticipated growth or political actions and policies could negatively impact demand for our hotel rooms, which in turn could materially and adversely affect our business, financial performance and condition, operating results and cash flows. Even if the U.S. and global economies remain stable or grow in 2026, we cannot provide any assurances that demand for hotel rooms will increase from current levels. If demand does not increase in the near future, or if demand weakens, our future results of operations and growth prospects could be materially and adversely affected.

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

In addition to market volatility, any future increases in inflation would pose a risk to us due to the possibility of increases in interest rates, which would adversely impact our outstanding variable rate debt and may result in higher interest rates on any new fixed rate debt we may incur. We have entered into interest rate swaps to limit our exposure to interest rate fluctuations related to a portion of our variable rate debt. However, in a high interest rate environment, the fixed rates we can obtain with such replacement fixed rate swap agreements, and the fixed rate on any new debt we may incur, will also continue to be high. Inflation may also have an adverse effect on our operating expenses, including, but not limited to, labor, supplies, repairs and maintenance, as these costs could increase at a rate higher than our revenues. Additionally, proposed or enacted tariffs on imported goods, including construction materials, furniture, and equipment, may further exacerbate inflationary pressures on renovation costs and limit the availability of certain supplies, thereby increasing the cost and/or delaying the timing of planned capital projects. Inflation could also have an adverse effect on consumer spending, which could impact demand at our hotel properties and, in turn, our results of operations.

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

Our hotels located in the Northern California, Southern California, South Florida, Chicago, Illinois, and Houston, Texas metropolitan areas accounted for approximately 13.4%, 11.1%, 9.1%, 6.5% and 5.8%, respectively, of our total number of rooms available for the fiscal year ended December 31, 2025. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses, constrained municipal budgets, any oversupply of hotel rooms, criminal activity, political and societal unrest, supply-chain issues, labor-related issues, and inflationary pressures, or a reduction in lodging demand. Additionally, our hotels may be impacted by periodic and prolonged closures, renovations and expansion of convention centers that are significant drivers of demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business or political climate, could materially and adversely affect us.

We are dependent on the performance of the independent managers that manage the operations of each of our hotels and we could be materially and adversely affected if such third-party hotel managers do not manage our hotels in our best interests or are financially unable or unwilling to perform their obligations.

We retain independent third-party hotel managers to operate our hotel properties pursuant to management agreements. As of December 31, 2025, all of our hotel properties had individual management agreements, 26 of which were with Aimbridge Hospitality ("Aimbridge") and 21 of which were with Hilton.

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

In the event that any of our management agreements are terminated, we can provide no assurances that we could find a replacement manager or that our franchisors will consent to a replacement manager in a timely manner, or at all, or that any replacement manager will be successful in operating our hotels. Furthermore, if any of our third-party managers, including Aimbridge and/or Hilton, are financially unable or unwilling to perform their obligations pursuant to our management agreements, our ability to find a replacement manager or managers for the impacted hotels could be challenging, costly and time consuming. Any adverse developments in any of our third-party managers' business, financial strength or ability to operate our hotel properties efficiently and effectively could have a material adverse effect on our results of operations.

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

Our success depends in part upon our independent managers' ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in short supply in some areas. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business. Additionally, competition for qualified employees has required us to pay meaningfully higher wages to attract enough employees than has historically been the case, and continued tightness in labor markets could result in continued escalation of labor costs. Changes in U.S. policies that discourage immigration, restrict the number of immigrants permitted into the U.S., or negatively impact certain types of work visas, may put further inflationary pressures on labor costs if there is a material decrease in available and/or willing workers. In addition, we could face some challenges meeting workforce requirements resulting from changes in workforce dynamics, such as working remotely or needing more flexibility, which could result in increased labor costs in the future.

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

As of December 31, 2025, 12 of our consolidated hotel properties, as well as one unconsolidated hotel property, were on land subject to ground leases. Accordingly, we only owned a leasehold or similar interest in 13 hotel properties. Our ground lease at Wyndham San Diego Bayside expires in 2029, and if this lease is not extended, this hotel property would be turned over to the ground lessor. Our ground lease agreements require the consent of the lessor or sub-lessor prior to transferring our interest in the ground lease. These provisions may impact our ability to sell our hotel properties which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying hotel properties subject to a ground lease and may pay a lower price for such hotel properties than for a comparable hotel property with a fee simple interest or they may not purchase such hotel properties at any price. Secured lenders may be unwilling to lend, or otherwise charge higher interest rates, for loans secured by a leasehold mortgage as compared to loans secured by a fee simple mortgage. If we are found to be in breach of a ground lease, we could lose the right to use the hotel property. In addition, unless we can purchase a fee simple interest in the underlying land or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to own these hotel properties and our interest in the improvements upon expiration of the leases. If we were to lose the right to use a hotel property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel property and we would be required to purchase an interest in another hotel property in an attempt to replace that income, which could materially and adversely affect us.

Most of our hotel properties operate under either Marriott, Hilton or Hyatt brands; therefore, we are subject to the risks associated with concentrating our portfolio in just three brand families.

83 of the 93 hotel properties that we owned as of December 31, 2025 were affiliated with brands owned by Marriott, Hilton or Hyatt. As a result, our success is dependent in part on the continued success of Marriott, Hilton and Hyatt and their respective brands. We believe that building brand value is critical to increasing demand and building customer loyalty. Consequently, if market recognition or the positive perception of Marriott, Hilton or Hyatt is reduced or compromised, the brand value associated with the Marriott-, Hilton-, or Hyatt-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hilton or Hyatt were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott, Hilton or Hyatt could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on us.

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

Our hotel properties have an ongoing need for renovations and other capital improvements, including the replacement of furniture, fixtures and equipment ("FF&E"), franchisor-required improvements, and renovation or redevelopment of acquisitions. Our lenders also generally require that we set aside annual amounts for capital improvements to our hotel properties. The costs of these capital improvements may increase due to supply-chain disruptions, increased construction costs, and proposed or enacted tariffs on imported goods, including construction materials and FF&E, and could materially and adversely affect us. In addition, in the event of any supply-chain constraints and disruptions, we could face difficulties sourcing the goods and services in a timely manner, which could adversely affect us.

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

At December 31, 2025, we had approximately $2.2 billion of debt outstanding, which could materially and adversely affect our operating performance and put us at a competitive disadvantage.

Required repayments of debt and related interest may materially and adversely affect our operating performance. At December 31, 2025, we had approximately $2.2 billion of outstanding debt. In addition, we may incur substantial additional debt, including secured debt, in the future. After taking into consideration the effect of interest rate swaps, 69.2% of our payments are fixed or effectively fixed. Interest rates could increase, and this would increase our interest expense on any future fixed and variable rate debt, as well as existing variable rate debt, which could adversely affect our cash flows and our ability to pay distributions to shareholders. We have entered into interest rate swaps to limit our exposure to interest rate fluctuations related to a portion of our variable rate debt. However, if our interest rate swaps expire in a high interest rate environment, the fixed rates we can obtain with new interest rate swap agreements would be higher than the interest rates of the expired swaps.

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

Our existing indebtedness contains customary and financial covenants that may limit our ability to capitalize on business opportunities. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, incur liens on certain assets, engage in certain mergers, liquidations or consolidations, sell certain assets, make restricted payments (including the payment of dividends and other distributions), engage in certain transactions with affiliates, and make certain types of investments.

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

Technology, potentially including artificial intelligence, is used in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business.

We, and our hotel managers and franchisors, rely on information technology networks and systems, potentially including artificial intelligence ("AI"), to process, transmit and store electronic information, including personal or confidential information, and to manage or support a variety of business processes. These information technology networks and systems can be vulnerable to threats or risks arising from a cybersecurity incident, such as system, network or internet failures; cyber attacks (including malware attacks, unauthorized access attempts and denial of service and other unintentional intrusions or malicious cyber attacks); cyber-terrorism; social engineering (including phishing); cyber extortion (including ransomware) or other fraudulent schemes; and intentional or unintentional intrusions or interruptions. Such cybersecurity incidents or other disruptions may be caused by individuals within our organization (including by employee error, negligence or fraud), individuals outside our organization with authorized access or unauthorized individuals from outside our organization. Although we believe we and our hotel managers and franchisors have taken commercially reasonable steps to protect the security of our systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached. Further, adoption of AI tools by us or by third parties may pose new cybersecurity challenges. Threat actors may use AI tools to automate and enhance cybersecurity attacks against us. We use software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems.

Any failure to maintain proper function, security and availability of information technology networks and systems or any actual or perceived cybersecurity incident or disruption affecting our own or our hotel managers’ and franchisors’ information technology networks and systems or those upon which we rely could interrupt our operations, our financial reporting and compliance, significantly impact our financial condition, cash flows and the market price of our common shares, damage our reputation, result in significant remediation expenses and increased cybersecurity protection and insurance costs and subject us to liability claims or regulatory scrutiny or penalties, which could have a material and adverse effect on our business, financial condition and results of operations. Due to the complexity and interconnectedness of our information technology networks and systems, and those upon which we and our hotel managers and franchisors rely, the process of upgrading or patching protective measures could itself create a risk of cybersecurity issues or system disruptions for the Company, as well as for our hotel managers, franchisors, and others who rely upon, or have exposure to, such information technology networks and systems. In addition, increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm the Company.

In the conduct of our business, both we and our hotel managers and franchisors rely on relationships with third parties, including cloud data storage and other information technology service providers, suppliers, distributors, contractors and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party entities are subject to similar risks related to cybersecurity, privacy violations, and business interruption, and an attack against such third-party service provider or partner could have a material adverse effect on our business. While we may be entitled to damages if our third-party service providers fail to satisfy their cybersecurity-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Additionally, the use or lack of use of AI by us, our hotel managers, franchisors, and vendors poses risks that could negatively affect our business. The current and potential future applications of these AI tools are rapidly evolving, as are the legal and regulatory frameworks that govern them. While AI tools can improve efficiency, they may also introduce errors or inadequacies that are not easily detectable, including inaccuracies, deficiencies, bias, intellectual property concerns, and data privacy risks. Although we implement measures designed to help prevent such errors or inadequacies, those measures may not always be successful. AI could significantly disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, our financial condition and results of operations. We also face competitive risks related to the adoption and application of new technologies by established market participants or new entrants. Vendors may use AI without meeting regulatory standards, potentially leading to cybersecurity incidents and reputational damage. Furthermore, market participants, including us, using AI for financial analysis could misinterpret data, resulting in flawed conclusions or investment decisions.

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

We maintain comprehensive property insurance on all of our hotel properties and we intend to maintain comprehensive property insurance on any hotels that we acquire in the future, including fire, terrorism, and extended coverage. Our comprehensive property insurance program has a $250,000 self-insured retention per claim. Certain types of catastrophic losses, such as windstorms, earthquakes, floods, and losses from foreign and domestic terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high retentions and/or high premiums. Certain of our coastal hotel properties each have a retention of 5% of total insured value for a named storm, and our hotels located in areas susceptible to earthquakes have retentions of up to 5% of total insured value. Our lenders may require such insurance and our failure to obtain such insurance could constitute a default under the loan agreements, which could have a material and adverse effect on us.

In addition to the comprehensive property insurance, we maintain general liability insurance at all of our hotel properties. Beginning January 30, 2025, we have established a general liability self-insured retention for the majority of our hotel properties of $500,000 per claim. Our general liability policies provide coverage for claim amounts that exceed our self-insured retention.

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

To qualify as a REIT, we must ensure that we meet the gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets (25% of the value of our total assets for taxable years beginning after December 31, 2025) can be represented by securities of one or more TRSs, and no more than 25% of the value of our total assets may be represented by debt instruments issued by publicly offered REITs that are "nonqualified" (i.e., not secured by real property or interests in real property). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would otherwise be advantageous to us. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of, certain attractive investments.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Risk Management and Strategy

We are committed to properly addressing the cybersecurity threats we face, and we have processes to assess, identify, and manage risks from cybersecurity threats. We apply a robust approach to the identification, mitigation and management of cybersecurity risks. The risk of cybersecurity threats is integrated into our overall risk management program, which includes an annual risk prioritization process to identify key enterprise-level risks. The cybersecurity threat risk action plan is managed by a dedicated information technology ("IT") committee (the "IT Committee"), which oversees our cybersecurity program. The IT Committee comprises senior company leaders as well as our outsourced IT services provider. To oversee and identify cybersecurity threat risks on a day-to-day basis, we maintain a security operations center with round-the-clock monitoring. We have established policies, including those related to privacy, information security and cybersecurity, and we employ a broad and diversified set of mitigation strategies and techniques to reduce cybersecurity risks, including continuous monitoring, early detection tools, and proactive vulnerability management. Our information security policies are informed by the National Institute of Standards and Technology’s Cybersecurity Standards.
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
We conduct an annual information security compliance training for employees to better enable them to detect and report malware, ransomware, and other malicious software and social engineering attempts that may compromise our IT systems. Employees also are subject to spear-phishing training campaigns, which helps us to assess the effectiveness of our training programs.
Our management companies are ultimately responsible for our guests' information, and we monitor these companies, as well as other third-party service providers, to ensure that they are complying with our privacy, information security and cybersecurity policies. We also assess the cybersecurity proficiency of potential third-party cloud suppliers before utilizing their services.
We work closely with our internal and external auditors to assess, identify and manage cybersecurity risks. Our internal controls over financial reporting, which include certain of our IT internal controls, are audited by our external auditor as part of our Sarbanes-Oxley Act compliance activities, and this process includes assessing the design and operating effectiveness of those controls.
Although we have experienced phishing and similar attempts for unauthorized access to our information technology systems and data, during the past three years, management has not identified cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, evolving cybersecurity threats make it increasingly challenging to anticipate, detect and defend against cybersecurity threats and incidents. See “Item 1A. Risk Factors” above for more information.
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
Our Audit Committee has primary responsibility for the oversight of risks from cybersecurity threats. Management, including members of the IT Committee, reports at least annually to the Audit Committee regarding the Company's enterprise risk management, cybersecurity risks and mitigation strategies and will report cybersecurity incidents to the Audit Committee as they occur, if material. The Audit Committee will inform the full board of trustees regarding significant cybersecurity incidents, as appropriate.
In addition to implementing and monitoring safeguards to minimize the chance and potential impact of a cybersecurity incident, we have established a cybersecurity incident response plan that is designed to effectively address cybersecurity threats that may occur despite these safeguards and help ensure timely and consistent responses to actual or attempted cybersecurity incidents impacting our company. The cybersecurity incident response plan includes an escalation framework, including processes for informing the board of trustees of material cybersecurity incidents.

Item 2.    Properties

Our Hotel Properties

The following table provides a comprehensive list of our hotel properties as of December 31, 2025:

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
Alabama			Indiana
	Embassy Suites Birmingham	242		Courtyard Indianapolis @ The Capitol	124
Arizona				Residence Inn Indianapolis Downtown On The Canal	134
	Embassy Suites Phoenix - Biltmore	232	Kentucky

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
California				Marriott Louisville Downtown	620
	Courtyard San Francisco	166		Residence Inn Louisville Downtown	140
	Embassy Suites Irvine Orange County	293	Louisiana
	Embassy Suites Los Angeles Downey	220		Chateau LeMoyne - French Quarter, New Orleans (1)	171
	Embassy Suites Los Angeles - International Airport South	349		Hilton Garden Inn New Orleans Convention Center	286
	Embassy Suites Milpitas Silicon Valley	267		Hotel Tonnelle New Orleans, a Tribute Portfolio Hotel	132
	Embassy Suites San Francisco Airport - South San Francisco	316		Wyndham New Orleans - French Quarter	374
	Embassy Suites San Francisco Airport - Waterfront	340	Maryland
	Hilton Garden Inn Los Angeles Hollywood	160		Residence Inn Bethesda Downtown	188
	Hilton Garden Inn San Francisco Oakland Bay Bridge	303		Residence Inn National Harbor Washington DC	162
	Hyatt House Cypress Anaheim	142	Massachusetts
	Hyatt House Emeryville San Francisco Bay Area	234		AC Hotel Boston Downtown	205
	Hyatt House San Diego Sorrento Mesa	193		Embassy Suites Boston Waltham	275
	Hyatt House San Jose Silicon Valley	180		Wyndham Boston Beacon Hill	304
	Hyatt House San Ramon	142	Minnesota
	Hyatt House Santa Clara	150		Embassy Suites Minneapolis - Airport	310
	Hyatt Place Fremont Silicon Valley	151	New York
	Residence Inn Palo Alto Los Altos	156		Courtyard New York Manhattan Upper East Side	226
	San Francisco Marriott Union Square	401		Hampton Inn Garden City	143
	The Pierside Santa Monica	132		The Knickerbocker New York (2)	330
	Wyndham San Diego Bayside	600	North Carolina
	Zachari Dunes on Mandalay Beach, Curio Collection by Hilton	250		Hyatt House Charlotte Center City	163
Colorado			Oregon
	Hotel Teatro	110		Courtyard Portland City Center	256
	Marriott Denver South @ Park Meadows	279		SpringHill Suites Portland Hillsboro	106
	Moxy Denver Cherry Creek	170	Pennsylvania
	Renaissance Boulder Flatiron Hotel	232		Courtyard Pittsburgh University Center	253
District of Columbia				Hilton Garden Inn Pittsburgh University Place	202
	Fairfield Inn & Suites Washington DC Downtown	198		Renaissance Pittsburgh Hotel	300
	Homewood Suites Washington DC Downtown	175		Wyndham Philadelphia Historic District	364
	Hyatt Place Washington DC Downtown K Street	164	South Carolina
Florida				Courtyard Charleston Historic District	176
	DoubleTree Grand Key Resort	216		Mills House Charleston, Curio Collection by Hilton	218
	DoubleTree Suites by Hilton Orlando - Lake Buena Vista	236	Tennessee
	Embassy Suites Deerfield Beach - Resort & Spa	244		The Bankers Alley Hotel, a Tapestry Collection by Hilton	124
	Embassy Suites Fort Lauderdale 17th Street	361	Texas
	Embassy Suites Fort Myers Estero	150		Courtyard Austin Downtown Convention Center	270
	Embassy Suites Miami - International Airport	318		Courtyard Houston By The Galleria	190
	Embassy Suites Orlando - International Drive South/Convention Center	244		Courtyard Houston Downtown Convention Center	191
	Embassy Suites Tampa Downtown Convention Center	360		DoubleTree by Hilton Houston Medical Center Hotel & Suites	297
	Embassy Suites West Palm Beach Central	194		DoubleTree Suites by Hilton Austin	195
	Fairfield Inn & Suites Key West	106		Hyatt Centric The Woodlands	72
	Hilton Cabana Miami Beach	231		Residence Inn Austin Downtown Convention Center	179
	Renaissance Fort Lauderdale West Hotel	250		Residence Inn Houston Downtown Convention Center	171
Georgia				SpringHill Suites Houston Downtown Convention Center	167
	Embassy Suites Atlanta - Buckhead	326	Washington
	Hampton Inn and Suites Atlanta Midtown	186		Homewood Suites Seattle Lynnwood	170
	Hyatt Centric Midtown Atlanta	194	Wisconsin
	Residence Inn Atlanta Midtown Historic	90		Hyatt Place Madison Downtown	151
Hawaii

State	Hotel Property Name	Rooms	State	Hotel Property Name	Rooms
	Courtyard Waikiki Beach	404
Illinois
	Courtyard Chicago Downtown Magnificent Mile	306
	Courtyard Midway Airport	174
	Fairfield Inn & Suites Chicago Midway Airport	114
	Hampton Inn Chicago Midway Airport	170
	Hilton Garden Inn Chicago Midway Airport	174
	Holiday Inn Express & Suites Midway Airport	104
	Marriott Chicago Midway	200
	Sleep Inn Midway Airport	121

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

As of December 31, 2025, Aimbridge and Hilton were the management companies for 26 and 21 of our hotel properties, respectively. Our remaining 46 hotel properties were managed by 14 other management companies, including Hyatt and Marriott.

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

Franchise Agreements

As of December 31, 2025, 53 of our hotels operated under franchise agreements with Marriott, Hilton, Hyatt or other hotel brands. This excludes 37 hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, Marriott, or other management companies. In addition, three of our hotels are not operated with a hotel brand so they do not have franchise agreements.

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

Amounts Payable under the Leases

During the term of each TRS lease, our TRS lessees are obligated to pay us a fixed annual base rent plus a percentage rent and certain other additional charges that our TRS lessees agree to pay under the terms of the respective TRS lease. For the majority of our hotels, percentage rent is calculated based on the total revenues generated by the hotel. Certain TRS lessees only pay percentage rent on room revenue.

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

Ground Leases

As of December 31, 2025, 12 of our consolidated hotel properties and one unconsolidated hotel property were subject to ground lease agreements that cover the land under the respective hotel properties. Additional information on the ground leases can be found in Note 10 to our accompanying consolidated financial statements.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "RLJ." During the year ended December 31, 2025, we paid a cash dividend of $0.15 per common share in each quarter of 2025. During the year ended December 31, 2024, we paid a cash dividend of $0.10 per common share in each of the first and second quarters of 2024 and a cash dividend of $0.15 per common share in each of the third and fourth quarters of 2024.

On December 31, 2025 and February 20, 2026, the closing price of our common shares as reported on the NYSE was $7.45 and $8.22, respectively.

Share Return Performance

The graph and the table set forth below assume $100.00 was invested on December 31, 2020 in RLJ Lodging Trust's common shares. The graph and the table compare the total shareholder return of our common shares against the cumulative total returns of the Standard & Poor's 500 Index ("S&P 500 Index") and the Dow Jones U.S. Select Real Estate Hotels Index ("Dow Jones US REIT Hotels Index") between December 31, 2020 and December 31, 2025. The graph assumes an initial investment of $100.00 in our common shares and in each of the indices, and it also assumes the reinvestment of dividends.

$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
RLJ Lodging Trust
S&P 500 Index
Dow Jones US REIT Hotels Index

Name	Initial Investment at December 31, 2020	Value of Initial Investment at December 31, 2021	Value of Initial Investment at December 31, 2022	Value of Initial Investment at December 31, 2023	Value of Initial Investment at December 31, 2024	Value of Initial Investment at December 31, 2025
RLJ Lodging Trust	$100.00	$98.71	$75.90	$86.91	$79.57	$62.88
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Dow Jones US REIT Hotels Index	$100.00	$115.06	$97.38	$121.20	$115.82	$109.44
This performance graph shall not be deemed to be "filed" for the purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Shareholder Information

At February 20, 2026, we had 172 holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe there are substantially more beneficial holders of our common shares than holders of record. At February 20, 2026, there were 12 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for our common shares.

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

Unregistered Sales of Equity Securities

The Company did not sell any securities during the fiscal year ended December 31, 2025 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the quarter ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2025 through October 31, 2025	—	$—	—	36,136,600
November 1, 2025 through November 30, 2025	—	$—	—	32,590,037
December 1, 2025 through December 31, 2025	—	$—	—	32,983,743
Total	—		—

(1)A share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares was approved in April 2025 and is set to expire on May 8, 2026 (the "2025 Share Repurchase Program"). The maximum number of     shares that may yet be repurchased under the 2025 Share Repurchase Program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 6.    Reserved

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements, the related notes included thereto, and Item 1A., "Risk Factors", all of which appear elsewhere in this Annual Report on Form 10-K.

Overview

We are a self-advised and self-administered Maryland REIT that owns primarily premium-branded, rooms-oriented, high-margin, focused-service and compact full-service hotels located within heart of demand locations. We own a geographically diversified portfolio of hotels located in urban markets that exhibit multiple demand generators and attractive long-term growth prospects. We believe that our investment strategy allows us to generate high levels of RevPAR, strong operating margins and attractive returns. Our focused-service and compact full-service hotels typically generate most of their revenue from room rentals, have limited food and beverage outlets and meeting space, and require fewer employees than traditional full-service hotels. We believe these types of hotels have the potential to generate attractive returns relative to other types of hotels due to their ability to achieve RevPAR levels at or close to those achieved by traditional full-service hotels while achieving higher profit margins due to their more efficient operating model and less volatile cash flows.

Our Customers

The majority of our hotels consist of premium-branded, focused-service and compact full-service hotels. As a result of this property profile, the majority of our customers are transient in nature. Transient business typically represents individual business or leisure travelers. The majority of our hotels are located in business districts within major metropolitan areas which benefit from a wide range of demand sources, including corporate, educational, government, leisure and international, among others. As a result, macroeconomic or political actions that impact these areas may have a significant effect on our business.

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

ADR, Occupancy and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel property level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 81.0% of our total revenues for the year ended December 31, 2025, and it is dictated by demand (as measured by Occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.

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
•Demand — The overall demand for lodging generally fluctuates with economic performance. Historically, periods of declining demand are followed by extended periods of relatively strong demand, which typically occurs during the growth phase of the lodging cycle.
•Supply — The development of new hotels is driven largely by construction costs, the availability of financing, the expected performance of existing hotels and other lodging options.
We expect that our ADR, Occupancy and RevPAR performance will be impacted by macroeconomic factors and government policies such as regional and local employment growth, government spending, personal income and corporate earnings, office vacancy rates, business relocation decisions, airport activity, business and leisure travel demand, new hotel construction and the pricing strategies of our competitors, as well as any changes in inbound international travel as a result of visa policies. In addition, our ADR, Occupancy and RevPAR performance are dependent on the continued success of the Marriott, Hilton and Hyatt hotel brands.
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

Inflation

We rely on the performance of our hotel properties to increase revenues to keep pace with inflation. Generally, our hotel management companies possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our operators to raise rates faster than the rate of inflation or even at the same rate. High inflation may also have an adverse effect on our operating expenses, including, but not limited to, labor, supplies, repairs and maintenance, as these costs could increase at a faster rate than any increase in our revenues. Additionally, proposed or enacted tariffs on imported goods, including construction materials, furniture, and equipment, may further exacerbate inflationary pressures on renovation costs and limit the availability of certain supplies, thereby increasing the cost and/or delaying the timing of planned capital projects. Inflation could also have an adverse effect on consumer spending, which could impact demand at our hotel properties and, in turn, our results of operations.

2025 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. During the year ended December 31, 2025, the following significant activities took place:

•Sold three hotel properties for a combined sales price of $73.7 million.

•Refinanced a term loan to increase the loan amount to $300.0 million and extend the initial maturity to April 2028.

•Paid off the $100.0 million outstanding balance on our Revolver using the incremental $100.0 million in proceeds from the refinanced term loan.

•Exercised the final one-year extension options on $181.0 million in mortgage loans to extend the maturities to April 2026.

•Approved the 2025 Share Repurchase Program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2025 to May 8, 2026.

•Repurchased and retired approximately 3.3 million common shares for approximately $28.6 million.

•Entered into $225.0 million in interest rate swaps as a $150.0 million interest rate swap expired.

Results of Operations

At December 31, 2025 and 2024, we owned 93 and 96 hotel properties, respectively.  Based on when a hotel property is acquired or sold, the operating results for certain hotel properties are not comparable for the years ended December 31, 2025 and 2024.  The non-comparable properties include five hotel properties that were sold in 2025 and 2024 and one hotel property that was acquired in 2024.

For similar operating and financial data and discussion of our results for the year ended December 31, 2024 compared to our results for the year ended December 31, 2023, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025 and is incorporated herein by reference.

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

	For the year ended December 31,
	2025	2024	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$1,093,265	$1,121,586	$(28,321)
Food and beverage revenue	158,218	153,108	5,110
Other revenue	98,377	94,746	3,631
Total revenues	1,349,860	1,369,440	(19,580)
Expenses
Operating expenses
Room expense	293,405	288,567	4,838
Food and beverage expense	119,799	117,766	2,033
Management and franchise fee expense	102,757	107,978	(5,221)
Other operating expenses	371,558	363,631	7,927
Total property operating expenses	887,519	877,942	9,577
Depreciation and amortization	186,356	179,431	6,925
Property tax, insurance and other	101,315	107,043	(5,728)
General and administrative	47,644	54,804	(7,160)
Transaction costs	410	320	90
Total operating expenses	1,223,244	1,219,540	3,704
Other income, net	3,477	5,342	(1,865)
Interest income	13,580	17,314	(3,734)
Interest expense	(112,298)	(111,358)	(940)
(Loss) gain on sale of hotel properties, net	(1,526)	8,262	(9,788)
Loss on extinguishment of indebtedness, net	(47)	(129)	82
Income before equity in (loss) income from unconsolidated joint ventures	29,802	69,331	(39,529)
Equity in (loss) income from unconsolidated joint ventures	(100)	459	(559)
Income before income tax expense	29,702	69,790	(40,088)
Income tax expense	(1,148)	(1,599)	451
Net income	28,554	68,191	(39,637)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(30)	45	(75)
Noncontrolling interest in the Operating Partnership	(15)	(215)	200
Net income attributable to RLJ	28,509	68,021	(39,512)
Preferred dividends	(25,115)	(25,115)	—
Net income attributable to common shareholders	$3,394	$42,906	$(39,512)

Revenues

Total revenues decreased $19.6 million to $1,349.9 million for the year ended December 31, 2025, from $1,369.4 million for the year ended December 31, 2024. The decrease was the result of a $28.3 million decrease in room revenue, offset by a $5.1 million increase in food and beverage revenue, and a $3.6 million increase in other revenue.

Room Revenue

Room revenue decreased $28.3 million to $1,093.3 million for the year ended December 31, 2025, from $1,121.6 million for the year ended December 31, 2024.  The decrease was the result of a $21.6 million decrease in room revenue attributable to the comparable properties and a $6.7 million decrease in room revenue attributable to the non-comparable properties. The decrease in room revenue from the comparable properties was primarily due to a decrease in international, government, corporate and group travel.

The following are the key hotel operating statistics for the comparable properties:

	For the year ended December 31,
	2025	2024
Occupancy	71.6%	72.7%
ADR	$200.22	$200.88
RevPAR	$143.43	$145.99

Food and Beverage Revenue

Food and beverage revenue increased $5.1 million to $158.2 million for the year ended December 31, 2025, from $153.1 million for the year ended December 31, 2024. The increase in food and beverage revenue was primarily due to increases in banquet and outlet revenue and the ramping up of our recently converted and renovated hotels.

Other Revenue

Other revenue increased $3.6 million to $98.4 million for the year ended December 31, 2025, from $94.7 million for the year ended December 31, 2024.  The increase in other revenue was primarily due to an increase in gift shop sales, parking and resort fees.

Property Operating Expenses

Property operating expenses increased $9.6 million to $887.5 million for the year ended December 31, 2025, from $877.9 million for the year ended December 31, 2024. The increase was due to a $14.9 million increase in property operating expenses attributable to the comparable properties offset by a $5.3 million decrease in property operating expenses attributable to the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the year ended December 31,
	2025	2024	$ Change
Room expense	$288,303	$281,533	$6,770
Food and beverage expense	117,332	115,489	1,843
Management and franchise fee expense	100,667	104,797	(4,130)
Other operating expenses	363,477	353,078	10,399
Total property operating expenses	$869,779	$854,897	$14,882

The increase in property operating expenses attributable to the comparable properties was primarily due to increases in wages and benefits, as well as increases in room expenses and food expenses and increases in other operating expenses, including increases in sales and marketing expenses, utilities and general liability insurance coverage. This was offset by a decrease in management and franchise fee expense, which was due to lower revenues as well as recently amended management and franchise agreements.

Depreciation and Amortization

Depreciation and amortization expense increased $6.9 million to $186.4 million for the year ended December 31, 2025, from $179.4 million for the year ended December 31, 2024. The increase was primarily related to our recently renovated hotels.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $5.7 million to $101.3 million for the year ended December 31, 2025, from $107.0 million for the year ended December 31, 2024.  The decrease was primarily attributable to a decrease in property insurance premiums and a decrease in real estate tax expense including the beneficial impact of successful real estate tax appeals.

General and Administrative

General and administrative expense decreased $7.2 million to $47.6 million for the year ended December 31, 2025, from $54.8 million for the year ended December 31, 2024.  The decrease was primarily attributable to a decrease in non-cash compensation expense, including the impact of a $1.6 million benefit as a result of the performance unit forfeitures related to the departure of Company executives during the year ended December 31, 2025. In addition, there were certain share-based awards granted during 2021 that became fully vested during the second quarter of 2024.

Other Income, net

Other income, net decreased $1.9 million to $3.5 million for the year ended December 31, 2025, from $5.3 million for the year ended December 31, 2024.  The decrease was primarily attributable to the receipt of certain one-time COVID-19 relief awards during the year ended December 31, 2024.

Interest Income

Interest income decreased $3.7 million to $13.6 million for the year ended December 31, 2025, from $17.3 million for the year ended December 31, 2024. The decrease was attributable to the combination of lower interest rates and lower average cash balances in 2025.

Interest Expense

Interest expense increased $0.9 million to $112.3 million for the year ended December 31, 2025, from $111.4 million for the year ended December 31, 2024. The components of our interest expense for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	For the year ended December 31,
	2025	2024	$ Change
Senior Notes	$38,764	$38,764	$—
Revolver and Term Loans	54,851	50,928	3,923
Mortgage loans	10,555	13,451	(2,896)
Amortization of deferred financing costs	7,551	6,623	928
Non-cash interest expense related to interest rate hedges	577	1,592	(1,015)
Total interest expense	$112,298	$111,358	$940

(Loss) Gain on Sale of Hotel Properties, net

During the year ended December 31, 2025, we sold three hotel properties for a combined sales price of $73.7 million and recorded a net loss on the sales of approximately $1.5 million. During the year ended December 31, 2024, we sold two hotel properties for a combined sales price of approximately $20.8 million and recorded a net gain on the sales of approximately $8.3 million.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the years ended December 31, 2025 and 2024 (in thousands):

	For the year ended December 31,
	2025	2024
Net income	$28,554	$68,191
Preferred dividends	(25,115)	(25,115)
Depreciation and amortization	186,356	179,431
Loss (gain) on sale of hotel properties, net	1,526	(8,262)
Noncontrolling interest in consolidated joint ventures	(30)	45
Adjustments related to consolidated joint venture (1)	(198)	(187)
Adjustments related to unconsolidated joint venture (2)	934	912
FFO	192,027	215,015
Transaction costs	410	320
Pre-opening costs (3)	874	1,335
Loss on extinguishment of indebtedness, net	47	129
Amortization of share-based compensation	15,340	20,804
Non-cash income tax expense	13	10
Non-cash interest expense related to discontinued interest rate hedges	577	1,592
Other expenses (4)	130	2,641
Adjusted FFO	$209,418	$241,846

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

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the years ended December 31, 2025 and 2024 (in thousands):

	For the year ended December 31,
	2025	2024
Net income	$28,554	$68,191
Depreciation and amortization	186,356	179,431
Interest expense, net of interest income	98,718	94,044
Income tax expense	1,148	1,599
Adjustments related to unconsolidated joint venture (1)	1,512	1,390
EBITDA	316,288	344,655
Loss (gain) on sale of hotel properties, net	1,526	(8,262)
EBITDAre	317,814	336,393
Transaction costs	410	320
Pre-opening costs (2)	874	1,335
Loss on extinguishment of indebtedness, net	47	129
Amortization of share-based compensation	15,340	20,804
Other expenses (3)	130	2,641
Adjusted EBITDA	$334,615	$361,622

(1)Includes our ownership interest in the interest, depreciation, and amortization expense of the unconsolidated joint venture.
(2)Represents expenses related to the brand conversions of certain hotel properties prior to opening.
(3)Represents expenses and income outside of the normal course of operations.

Liquidity and Capital Resources

As of December 31, 2025, we had $442.1 million of cash, cash equivalents, and restricted cash reserves as compared to $433.3 million at December 31, 2024. In addition, we had $600.0 million available on our Revolver at December 31, 2025.

Our principal uses of capital for the year ended December 31, 2025 were capital improvements and additions to hotel properties, repayment of the full outstanding balance on our Revolver, paydown of a mortgage loan, the repurchase of common shares under our share repurchase programs, and distributions on common and preferred shares. Our principal sources of capital for the year ended December 31, 2025 were cash generated from operations, the sales of three hotel properties, and borrowings on a term loan.

Material Cash Requirements

Our expected material cash requirements for the twelve months ending 2026 and thereafter are comprised of (i) contractually obligated expenditures; and (ii) other essential cash requirements as follows:

Contractually Obligated Expenditures

We are party to various contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Our material short and long-term cash commitments primarily consist of debt obligations and ground lease payments related to certain of our hotel properties.

As of December 31, 2025, we had approximately $2.2 billion in debt outstanding with a weighted average interest rate of 4.56%, of which $879.8 million is scheduled to become due in the succeeding 12 months, excluding extension options. As of December 31, 2025, our total future minimum lease payments were $570.4 million, of which $10.2 million is scheduled to become due in the succeeding 12 months. For details regarding our indebtedness and lease obligations, refer to Note 7, Debt, and Note 10, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $243.8 million and $285.4 million for the years ended December 31, 2025 and 2024, respectively. The cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2025 and 2024.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $57.4 million for the year ended December 31, 2025 primarily due to $126.4 million in capital improvements and additions to our hotel properties and other assets. The net cash flow used in investing activities was partially offset by $69.0 million in net proceeds from the sales of three hotel properties.

The net cash flow used in investing activities totaled $275.7 million for the year ended December 31, 2024 primarily due to a $122.8 million acquisition of a fee simple interest in our Wyndham Boston Beacon Hill hotel property, a $35.9 million acquisition of a hotel property, and $136.5 million in capital improvements and additions to our hotel properties and other assets. The net cash flow used in investing activities was partially offset by $19.5 million in net proceeds from the sales of two hotel properties.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $177.7 million for the year ended December 31, 2025 primarily due to $100.0 million in repayment of our Revolver, $26.3 million in repayment of a mortgage loan, $28.6 million paid to repurchase common shares under our share repurchase programs, $116.9 million in distributions to shareholders and unitholders, $3.6 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $2.2 million in deferred financing cost payments. The net cash flow used in financing activities was partially offset by $100.0 million in borrowings on a term loan.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2025, approximately $31.9 million was held in FF&E reserve accounts for future capital expenditures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2025, we had approximately $1.2 billion of total variable rate debt outstanding (or 53.5% of total indebtedness) with a weighted-average interest rate of 5.13% per annum.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. We have entered into derivative financial instruments such as interest rate swaps to mitigate our interest rate risk or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. After taking into consideration the effect of interest rate swaps, 69.2% of our total indebtedness was fixed or effectively fixed. As of December 31, 2025, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $6.8 million annually, taking into account our existing contractual hedging arrangements.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2025, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates, excluding extension options (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Fixed rate debt (1)(2)(3)	$500,000	$—	$—	$525,000	$—	$—	$1,025,000
Weighted-average interest rate	3.75%	—%	—%	4.05%	—%	—%	3.90%
Variable rate debt (1)(3)	$379,750	$500,000	$300,000	$—	$—	$—	$1,179,750
Weighted-average interest rate (4)	5.16%	4.85%	5.54%	—%	—%	—%	5.13%
Total	$879,750	$500,000	$300,000	$525,000	$—	$—	$2,204,750

(1)Excludes $3.6 million, $4.9 million and $0.1 million of net deferred financing costs on the senior notes, Term Loans and mortgage loans, respectively.
(2)Excludes a $1.1 million fair value adjustment on debt.
(3)The principal repayments for 2026 include two mortgage loans with a combined outstanding principal balance of approximately $154.8 million as of December 31, 2025. Both of these mortgage loans were amended in January 2026. Each mortgage loan now has a maturity date of April 2029 and two one-year extension options at our discretion, subject to certain conditions. We paid down approximately $5.4 million in principal in connection with the amendments in January 2026, resulting in a new combined outstanding principal balance of $149.4 million for the two mortgage loans. One of the mortgage loans allows a future advance of up to $23.4 million by April 2026 with the addition of another hotel property previously unencumbered, with the combined outstanding principal balance of both mortgage loans not to exceed $164.4 million. The principal repayments for 2026 also include a term loan with an outstanding principal balance of $225.0 million. This term loan was refinanced in February 2026 to extend the scheduled maturity date to February 2031 and upsize it to a delayed draw term loan of $569.0 million, of which $225.0 million has been funded and $344.0 million of commitments remain available to be drawn by us. In February 2026, we also entered into a new $150.0 million delayed draw term loan which matures in February 2033. The principal repayments for 2026 also include our $500.0 million senior notes maturing in July 2026, which we intend to repay by maturity using the incremental proceeds from these transactions.
(4)The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements. As of December 31, 2025, the estimated fair value of our fixed rate debt was $994.1 million, which was based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remained constant, we expect the fair value of our debt would decrease by approximately $19.2 million.

Item 8.    Financial Statements and Supplementary Data

Refer to the Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, the Company's disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of the Company’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by trustees, officers, and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. In addition, it is our policy to comply with applicable securities and state laws, including insider trading laws, when engaging in transactions of our securities. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.

The other information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2025, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

10.15***	Employment Agreement, dated as of August 19, 2025, by and among RLJ Lodging Trust, RLJ Lodging Trust, L.P. and Frederick McKalip
10.16†
Sixth Amended and Restated Credit Agreement, dated as of February 11, 2026, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 18, 2026)

10.17
Sixth Amended and Restated Guaranty, dated as of February 11, 2026, by and among RLJ Lodging Trust, certain subsidiaries of RLJ Lodging Trust party thereto and Wells Fargo Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 18, 2026)

19.1
RLJ Lodging Trust Second Amended and Restated Policy on Inside Information and Insider Trading (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed on February 26, 2025)

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
**Filed herewith

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2026.

RLJ LODGING TRUST
By:	/s/ LESLIE D. HALE
Leslie D. Hale President and Chief Executive Officer and Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. JOHNSON	Executive Chairman and Trustee	February 27, 2026
Robert L. Johnson
/s/ LESLIE D. HALE	President and Chief Executive Officer and Trustee (Principal Executive Officer)	February 27, 2026
Leslie D. Hale
/s/ NIKHIL BHALLA	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2026
Nikhil Bhalla
/s/ CHRISTOPHER A. GORMSEN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026
Christopher A. Gormsen
/s/ EVAN BAYH	Trustee	February 27, 2026
Evan Bayh
/s/ ARTHUR R. COLLINS	Trustee	February 27, 2026
Arthur R. Collins
/s/ NATHANIEL A. DAVIS	Trustee	February 27, 2026
Nathaniel A. Davis
/s/ PATRICIA L. GIBSON	Trustee	February 27, 2026
Patricia L. Gibson
/s/ ROBERT M. LA FORGIA	Trustee	February 27, 2026
Robert M. La Forgia
/s/ ROBERT J. MCCARTHY	Trustee	February 27, 2026
Robert J. McCarthy
/s/ ROBIN M. ZEIGLER	Trustee	February 27, 2026
Robin M. Zeigler

Item 8.         Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of RLJ Lodging Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RLJ Lodging Trust and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Investment in Hotel Properties

As described in Note 3 to the consolidated financial statements, as of December 31, 2025, investment in hotel properties, net totaled $4.11 billion and there were no impairment losses recorded during the year ended December 31, 2025. As described in Note 2 to the consolidated financial statements, management assesses the carrying value of its investments in hotel properties whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The recoverability is measured by comparing the carrying amount to the projected undiscounted future cash flows expected to be generated from the operation and the eventual disposition of the hotel properties over the estimated hold period, which takes into account current market conditions and management’s intent with respect to holding or disposing of the hotel properties. If management’s analysis indicates that the carrying value is not recoverable on a projected undiscounted cash flow basis, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the fair value.

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
February 27, 2026

We have served as the Company’s auditor since 2001.

RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Investment in hotel properties, net	$4,112,387	$4,250,524
Investment in unconsolidated joint ventures	7,357	7,457
Cash and cash equivalents	410,160	409,809
Restricted cash reserves	31,901	23,516
Hotel and other receivables, net of allowance of $170 and $169, respectively	29,643	25,494
Lease right-of-use assets	123,524	128,111
Prepaid expense and other assets	27,158	38,968
Total assets	$4,742,130	$4,883,879
Liabilities and Equity
Debt, net	$2,197,218	$2,220,081
Accounts payable and other liabilities	141,568	154,643
Advance deposits and deferred revenue	51,029	40,242
Lease liabilities	118,189	119,102
Accrued interest	20,532	20,900
Distributions payable	30,934	30,634
Total liabilities	2,559,470	2,585,602

Commitments and Contingencies (Note 10)

Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at December 31, 2025 and 2024	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 151,085,078 and 153,295,577 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,511	1,533
Additional paid-in capital	2,977,616	2,992,487
Accumulated other comprehensive income	1,919	13,788
Distributions in excess of net earnings	(1,178,456)	(1,090,186)
Total shareholders’ equity	2,169,526	2,284,558
Noncontrolling interest:
Noncontrolling interest in consolidated joint ventures	7,438	7,589
Noncontrolling interest in the Operating Partnership	5,696	6,130
Total noncontrolling interest	13,134	13,719
Total equity	2,182,660	2,298,277
Total liabilities and equity	$4,742,130	$4,883,879

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2025	2024	2023
Revenues
Operating revenues
Room revenue	$1,093,265	$1,121,586	$1,095,028
Food and beverage revenue	158,218	153,108	141,625
Other revenue	98,377	94,746	88,924
Total revenues	1,349,860	1,369,440	1,325,577
Expenses
Operating expenses
Room expense	293,405	288,567	277,058
Food and beverage expense	119,799	117,766	109,707
Management and franchise fee expense	102,757	107,978	107,417
Other operating expenses	371,558	363,631	340,485
Total property operating expenses	887,519	877,942	834,667
Depreciation and amortization	186,356	179,431	179,103
Property tax, insurance and other	101,315	107,043	100,229
General and administrative	47,644	54,804	58,998
Transaction costs	410	320	223
Total operating expenses	1,223,244	1,219,540	1,173,220
Other income, net	3,477	5,342	4,364
Interest income	13,580	17,314	19,743
Interest expense	(112,298)	(111,358)	(98,807)
(Loss) gain on sale of hotel properties, net	(1,526)	8,262	(34)
Loss on extinguishment of indebtedness, net	(47)	(129)	(169)
Income before equity in (loss) income from unconsolidated joint ventures	29,802	69,331	77,454
Equity in (loss) income from unconsolidated joint ventures	(100)	459	419
Income before income tax expense	29,702	69,790	77,873
Income tax expense	(1,148)	(1,599)	(1,256)
Net income	28,554	68,191	76,617
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(30)	45	35
Noncontrolling interest in the Operating Partnership	(15)	(215)	(247)
Net income attributable to RLJ	28,509	68,021	76,405
Preferred dividends	(25,115)	(25,115)	(25,115)
Net income attributable to common shareholders	$3,394	$42,906	$51,290

Basic per common share data:
Net income per share attributable to common shareholders	$0.01	$0.27	$0.32
Weighted-average number of common shares	149,662,774	152,856,036	155,928,663

Diluted per common share data:
Net income per share attributable to common shareholders	$0.01	$0.27	$0.32
Weighted-average number of common shares	149,912,078	153,475,921	156,556,414

Comprehensive income:
Net income	$28,554	$68,191	$76,617
Unrealized loss on interest rate derivatives	(11,869)	(8,874)	(17,929)
Comprehensive income	16,685	59,317	58,688
Comprehensive (income) loss attributable to noncontrolling interests:
Noncontrolling interest in consolidated joint ventures	(30)	45	35
Noncontrolling interest in the Operating Partnership	(15)	(215)	(247)
Comprehensive income attributable to RLJ	$16,640	$59,147	$58,476

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

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2024	12,879,475	$366,936	153,295,577	$1,533	$2,992,487	$(1,090,186)	$13,788	$6,130	$7,589	$2,298,277
Net income	—	—	—	—	—	28,509	—	15	30	28,554
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(11,869)	—	—	(11,869)
Issuance of restricted stock	—	—	1,623,937	16	(16)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	17,254	—	—	—	—	17,254
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(394,485)	(5)	(3,551)	—	—	—	—	(3,556)
Shares acquired as part of a share repurchase program	—	—	(3,311,175)	(33)	(28,558)	—	—	—	—	(28,591)
Forfeiture of restricted stock	—	—	(128,776)	—	—	—	—	—	—	—
Distribution to consolidated joint venture partner	—	—	—	—	—	—	—	—	(181)	(181)
Distributions on preferred shares	—	—	—	—	—	(25,115)	—	—	—	(25,115)
Distributions on common shares and units	—	—	—	—	—	(91,664)	—	(449)	—	(92,113)
Balance at December 31, 2025	12,879,475	$366,936	151,085,078	$1,511	$2,977,616	$(1,178,456)	$1,919	$5,696	$7,438	$2,182,660

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$28,554	$68,191	$76,617
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties, net	1,526	(8,262)	34
Loss on extinguishment of indebtedness, net	47	129	169
Depreciation and amortization	186,356	179,431	179,103
Amortization of deferred financing costs	7,551	6,623	6,100
Non-cash lease expense and other amortization	4,189	5,507	4,960
Equity in loss (income) from unconsolidated joint ventures	100	(459)	(419)
Distributions of income from unconsolidated joint venture	—	400	—
Amortization of share-based compensation	15,340	20,804	24,285
Changes in assets and liabilities:
Hotel and other receivables, net	(4,319)	651	12,365
Prepaid expense and other assets	(849)	4,240	12,648
Accounts payable and other liabilities	(5,166)	1,906	(11,064)
Advance deposits and deferred revenue	10,837	7,897	8,512
Accrued interest	(368)	(1,639)	1,832
Net cash flow provided by operating activities	243,798	285,419	315,142
Cash flows from investing activities
Acquisitions, net	—	(158,749)	—
Proceeds from sales of hotel properties, net	69,042	19,503	—
Purchase deposit	—	—	(2,400)
Improvements and additions to hotel properties and other assets	(126,403)	(136,484)	(132,349)
Net cash flow used in investing activities	(57,361)	(275,730)	(134,749)
Cash flows from financing activities
Borrowings under Revolver	—	200,000	—
Repayments of Revolver	(100,000)	(100,000)	—
Borrowings on Term Loans	100,000	500,000	320,000
Repayments of Term Loans	—	(400,000)	(318,662)
Repayments of mortgage loans	(26,250)	(200,000)	—
Repurchase of common shares under share repurchase programs	(28,591)	(21,998)	(75,976)
Repurchase of common shares to satisfy employee tax withholding requirements	(3,556)	(9,014)	(4,398)
Distributions on preferred shares	(25,115)	(25,115)	(25,115)
Distributions on common shares	(91,362)	(69,814)	(49,194)
Distributions on Operating Partnership units	(449)	(340)	(225)
Payments of deferred financing costs	(2,197)	(5,410)	(7,882)
Distribution to consolidated joint venture partner	(181)	—	—
Net cash flow used in financing activities	(177,701)	(131,691)	(161,452)
Net change in cash, cash equivalents, and restricted cash reserves	8,736	(122,002)	18,941
Cash, cash equivalents, and restricted cash reserves, beginning of year	433,325	555,327	536,386
Cash, cash equivalents, and restricted cash reserves, end of year	$442,061	$433,325	$555,327
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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2025, there were 151,856,909 units of limited partnership interest in the Operating Partnership (“OP units”) outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of December 31, 2025, the Company owned 93 hotel properties with approximately 20,800 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 91 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 92 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 92 of the 93 hotel properties to its taxable REIT subsidiaries ("TRSs"), of which the Company owns a controlling financial interest.

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

For the years ended December 31, 2025, 2024 and 2023, approximately $7.6 million, $6.6 million and $6.1 million, respectively, of amortization expense was recorded as a component of interest expense in the consolidated statements of operations and comprehensive income.

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

The Company recognizes all derivatives as assets or liabilities on its consolidated balance sheets at fair value. The gains and losses on the derivatives that have been determined to be effective cash flow hedges are reported in other comprehensive income or loss and are reclassified to interest expense in the period in which the interest expense is recognized on the underlying hedged item. The ineffective portion of the change in fair value of the derivatives is recognized in earnings immediately.

When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, and the interest rate derivative no longer qualifies for hedge accounting, all changes in the fair value of the derivative instrument are marked-to-market with the changes in fair value recognized in earnings each period until the derivative instrument matures.

Leases

As a lessee in a lease contract, the Company recognizes a lease right-of-use asset and a lease liability on the consolidated balance sheets. The Company is a lessee in a variety of lease contracts, such as ground leases, parking leases, equipment leases, and an office lease. The Company classifies its leases as either an operating lease or a finance lease based on the principle of whether or not the lease is effectively a financed purchase of the leased asset. For operating leases, the Company recognizes lease expense on a straight-line basis over the term of the lease. For finance leases, the Company recognizes lease expense on the effective interest method, which results in the interest component of each lease payment being recognized as interest expense and the lease right-of-use asset being amortized into amortization expense using the straight-line method over the term of the lease. For leases with an initial term of 12 months or less, the Company will not recognize a lease right-of-use asset and a lease liability on the consolidated balance sheets and lease expense will be recognized on a straight-line basis over the lease term.

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

As of December 31, 2025 and 2024, the Company consolidated the Operating Partnership, which has a 0.5% third-party ownership interest. The third-party ownership interest is included in the noncontrolling interest in the Operating Partnership in the equity section of the consolidated balance sheets. The portion of the income and losses associated with the third-party ownership interest are included in the noncontrolling interest in the Operating Partnership in the consolidated statements of operations and comprehensive income.

As of December 31, 2025 and 2024, the Company consolidated the joint venture that owns The Knickerbocker hotel property; this joint venture has a 5% third-party ownership interest in the joint venture. The third-party ownership interest is included in the noncontrolling interest in consolidated joint ventures in the equity section of the consolidated balance sheets. The income and losses associated with the third-party ownership interest are included in the noncontrolling interest in consolidated joint ventures in the consolidated statements of operations and comprehensive income.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company adopted this standard for its fiscal year beginning January 1, 2025, and applied it retrospectively. The adoption of the new standard did not have an impact on the Company's financial position, results of operations or cash flows. Please refer to Notes 14, Income Taxes, and 16, Supplemental Information to Statements of Cash Flows, for the related disclosures.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The Company utilizes interest rate derivative instruments, typically interest rate swaps, to mitigate exposure to interest rate changes. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and related disclosures.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Land and improvements	$1,123,123	$1,130,005
Buildings and improvements	4,199,471	4,210,515
Furniture, fixtures and equipment	873,410	852,993
	6,196,004	6,193,513
Accumulated depreciation	(2,083,617)	(1,942,989)
Investment in hotel properties, net	$4,112,387	$4,250,524

For the years ended December 31, 2025, 2024 and 2023, the Company recognized depreciation expense related to its investment in hotel properties of approximately $185.8 million, $179.3 million and $179.1 million, respectively.

There were no impairment losses recorded during any of the years ended December 31, 2025, 2024, or 2023.

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

The Company did not acquire any properties during the years ended December 31, 2025 or 2023.

5. Sales of Hotel Properties

In connection with the sales of hotel properties for the years ended December 31, 2025 and 2024, the Company recorded a net loss of $1.5 million and a net gain of $8.3 million, respectively.

During the year ended December 31, 2025, the Company sold the following hotel properties in three separate transactions for a combined sales price of $73.7 million:

Hotel Property Name	Location	Sale Date	Rooms
Courtyard Atlanta Buckhead	Atlanta, GA	March 6, 2025	181
Embassy Suites Dallas Love Field	Dallas, TX	December 12, 2025	248
Residence Inn Houston By The Galleria	Houston, TX	December 16, 2025	146
		Total	575

During the year ended December 31, 2024, the Company sold the following hotel properties in two separate transactions for a combined sales price of approximately $20.8 million:

Hotel Property Name	Location	Sale Date	Rooms
Residence Inn Merrillville	Merrillville, IN	May 21, 2024	78
Fairfield Inn & Suites Denver Cherry Creek	Denver, CO	September 9, 2024	134
		Total	212

The Company did not sell any properties during the year ended December 31, 2023.

6.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the year ended December 31, 2025
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$148,057	$13,294	$8,749	$170,100
Southern California	129,697	18,711	16,786	165,194
South Florida	116,306	20,507	11,848	148,661
New York City	75,289	11,301	3,927	90,517
Chicago	55,553	8,831	3,506	67,890
Louisville	39,540	21,069	3,771	64,380
Washington, DC	53,878	1,212	3,022	58,112
Charleston	40,252	12,563	3,883	56,698
Boston	47,689	4,897	2,588	55,174
Houston	45,379	3,742	4,287	53,408
Other	341,625	42,091	36,010	419,726
Total	$1,093,265	$158,218	$98,377	$1,349,860

	For the year ended December 31, 2024
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Southern California	$137,811	$19,623	$15,538	$172,972
Northern California	137,030	13,458	8,013	158,501
South Florida	115,762	20,970	11,571	148,303
New York City	72,571	10,716	3,599	86,886
Chicago	57,871	9,403	3,345	70,619
Louisville	40,237	18,923	3,678	62,838
Washington, DC	58,096	1,156	2,787	62,039
Boston	51,756	4,667	1,960	58,383
Houston	46,372	3,511	4,577	54,460
Charleston	39,516	11,029	3,723	54,268
Other	364,564	39,652	35,955	440,171
Total	$1,121,586	$153,108	$94,746	$1,369,440

	For the year ended December 31, 2023
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$140,866	$14,013	$8,014	$162,893
Southern California	128,273	16,216	14,009	158,498
South Florida	113,579	19,641	10,046	143,266
New York City	67,886	9,235	3,562	80,683
Chicago	57,863	9,629	3,189	70,681
Washington, DC	57,731	1,409	2,402	61,542
Louisville	37,329	16,190	3,643	57,162
Boston	49,010	4,202	1,482	54,694
Houston	43,134	3,148	4,496	50,778
Charleston	36,851	8,581	4,077	49,509
Other	362,506	39,361	34,004	435,871
Total	$1,095,028	$141,625	$88,924	$1,325,577

7. Debt

The Company's debt consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Senior Notes, net	$996,401	$994,037
Revolver Outstanding	—	100,000
Term Loans, net	1,020,057	918,707
Mortgage loans, net	180,760	207,337
Debt, net	$2,197,218	$2,220,081

Senior Notes

The Company's senior notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at December 31, 2025	Maturity Date	December 31, 2025	December 31, 2024
2029 Senior Notes (1)(2)	4.00%	September 2029	$500,000	$500,000
2026 Senior Notes (1)(3)	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(3,599)	(5,963)
Total senior notes, net			$996,401	$994,037

(1)Requires payments of interest only through maturity.
(2)The Company has the option to redeem its 4.00% senior notes due 2029 (the "2029 Senior Notes") at a redemption price of (i) 101.0% of the principal amount should such redemption occur before September 15, 2026 and (ii) 100.0% of the principal amount thereafter, in each case plus accrued and unpaid interest, if any.
(3)The Company has the option to redeem its 3.75% senior notes due 2026 (the "2026 Senior Notes") at a redemption price of 100.0% of the principal amount, plus accrued and unpaid interest, if any.

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

A summary of the various restrictive covenants for the Senior Notes are as follows:

	Covenant	Compliance December 31, 2025
Maintenance Covenant
Unencumbered Asset to Unencumbered Debt Ratio	> 150.0%	Yes
Incurrence Covenants
Consolidated Indebtedness less than Adjusted Total Assets	< .65x	Yes
Consolidated Secured Indebtedness less than Adjusted Total Assets	< .45x	Yes
Interest Coverage Ratio	> 1.5x	Yes

Revolver and Term Loans

The Company had the following unsecured credit agreements in place as of December 31, 2025:

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

 The Company's unsecured credit agreements consisted of the following (in thousands):

			Carrying Value at
	Interest Rate at December 31, 2025 (1)	Maturity Date	December 31, 2025	December 31, 2024
Revolver (2)	—%	May 2027	$—	$100,000
$500 Million Term Loan Maturing 2027	4.85%	September 2027 (3)	500,000	500,000
$300 Million Term Loan Maturing 2028 (4)	5.54%	April 2028 (3)	300,000	200,000
$225 Million Term Loan Maturing 2026 (5)	5.01%	May 2026 (3)	225,000	225,000
			1,025,000	1,025,000
Deferred financing costs, net (6)			(4,943)	(6,293)
Total Revolver and Term Loans, net			$1,020,057	$1,018,707

(1)Interest rate at December 31, 2025 gives effect to interest rate hedges.
(2)At December 31, 2025 and 2024, there was $600.0 million and $500.0 million, respectively, of borrowing capacity on the Revolver. In February 2026, the Company amended its Revolver. The amendment extends the maturity date of the Revolver to February 2030. The Company has the ability to further increase the total capacity on the Revolver to $750.0 million, subject to obtaining additional commitments from new or existing lenders and the satisfaction of certain customary conditions. The Company also has the ability to extend the maturity date for an additional one-year period or up to two six-month periods ending February 2031 if certain conditions are satisfied.
(3)As of December 31, 2025, this term loan includes two one-year extension options at the Company's discretion, subject to certain conditions.
(4)In April 2025, the Company refinanced this term loan to increase the loan amount to $300.0 million and extend the initial maturity to April 2028, with two additional one-year extension options at the Company's discretion, subject to certain conditions.
(5)In February 2026, the Company refinanced this term loan to extend the scheduled maturity date to February 2031 and upsize it to a delayed draw term loan of $569.0 million, of which $225.0 million has been funded and $344.0 million of commitments remain available to be drawn by the Company.
(6)Excludes $2.2 million and $3.9 million as of December 31, 2025 and 2024, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

In addition to the debt transactions noted in the table above, in February 2026, the Company entered into a new $150.0 million delayed draw term loan which matures in February 2033.

The Company paid approximately $6.0 million in lender fees and legal costs in connection with the Revolver and approximately $8.0 million in lender fees and legal costs in connection with the term loan refinancing transactions.
The Revolver and Term Loans are subject to various financial covenants. A summary of the most restrictive covenants is as follows:

	Covenant	Compliance December 31, 2025
Leverage ratio (1)	<= 7.25x	Yes
Fixed charge coverage ratio (2)	>= 1.50x	Yes
Secured indebtedness ratio	<= 45.0%	Yes
Unencumbered indebtedness ratio	<= 60.0%	Yes
Unencumbered debt service coverage ratio	>= 2.00x	Yes

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

Mortgage Loans

The Company's mortgage loans consisted of the following (in thousands):

						Carrying Value at
	Number of Assets Encumbered	Interest Rate at December 31, 2025		Maturity Date		December 31, 2025	December 31, 2024
Mortgage loan (1)(2)	2	5.39%	(4)	April 2026	(5)	$69,750	$96,000
Mortgage loan (1)	4	5.39%	(4)	April 2026	(5)	85,000	85,000
Mortgage loan (3)	1	5.06%		January 2029		26,112	26,472
	7					180,862	207,472
Deferred financing costs, net						(102)	(135)
Total mortgage loans, net						$180,760	$207,337
(1)The hotels encumbered by the mortgage loan are cross-collateralized. Requires payments of interest only through maturity.
(2)In December 2025, the Company paid down $26.3 million of this mortgage loan in connection with the sale of one of the hotels securing this mortgage loan.
(3)Includes $1.1 million and $1.5 million at December 31, 2025 and 2024, respectively, related to a fair value adjustment on this mortgage loan from purchase price allocation at hotel property acquisition. This mortgage loan requires payments of interest only through maturity.
(4)Interest rate at December 31, 2025 gives effect to interest rate hedges.
(5)In April 2025, the Company exercised the final option to extend the maturity to April 2026. In January 2026, the Company amended these mortgage loans, extending the initial maturity date to April 2029, with two one-year extension options at the Company's discretion, subject to certain conditions. On the $69.8 million and $85.0 million mortgage loans, the Company paid down approximately $1.5 million and $3.9 million, respectively, in principal in connection with the amendments. The amended $69.8 million mortgage loan ($68.3 million after principal paydown) allows a future advance of up to $23.4 million by April 2026 with the addition of another hotel property previously unencumbered, with the combined outstanding principal balance of both mortgage loans not to exceed $164.4 million. The mortgage loans require payments of interest only through maturity.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. At December 31, 2025, all mortgage loans exceeded the minimum debt yield or DSCR thresholds.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the year ended December 31,
	2025	2024	2023
Senior Notes	$38,764	$38,764	$38,764
Revolver and Term Loans	54,851	50,928	31,000
Mortgage loans	10,555	13,451	21,014
Amortization of deferred financing costs	7,551	6,623	6,100
Non-cash interest expense related to interest rate hedges	577	1,592	1,929
Total interest expense	$112,298	$111,358	$98,807

Future Minimum Principal Payments

As of December 31, 2025, excluding extension options, the future minimum principal payments were as follows (in thousands):

2026	$879,750
2027	500,000
2028	300,000
2029	525,000
2030	—
Thereafter	—
Total (1)	$2,204,750

(1)Excludes a $1.1 million fair value adjustment on debt.

8. Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

				Notional value at		Fair value at
Hedge type	Swap rate	Effective Date	Maturity Date	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Swap-cash flow-Daily SOFR	1.16%	September 2021	September 2025	$—	$150,000	$—	$3,445
Swap-cash flow-Daily SOFR	0.56%	July 2021	January 2026	50,000	50,000	146	1,926
Swap-cash flow-Daily SOFR	2.95%	April 2024	April 2027	125,000	125,000	697	3,104
Swap-cash flow-Daily SOFR	2.85%	April 2024	April 2027	65,000	65,000	453	1,765
Swap-cash flow-Daily SOFR	2.75%	April 2024	April 2027	60,000	60,000	501	1,768
Swap-cash flow-Daily SOFR	3.70%	July 2024	July 2027	25,000	25,000	(147)	196
Swap-cash flow-Daily SOFR	3.45%	July 2024	July 2027	25,000	25,000	(48)	353
Swap-cash flow-Daily SOFR	3.71%	July 2024	July 2027	25,000	25,000	(150)	191
Swap-cash flow-Daily SOFR	3.10%	July 2025	July 2027	25,000	—	87	—
Swap-cash flow-Daily SOFR	3.20%	January 2025	January 2028	25,000	25,000	43	564
Swap-cash flow-Daily SOFR	3.40%	January 2025	January 2028	25,000	25,000	(60)	421
Swap-cash flow-Daily SOFR	3.30%	October 2025	October 2028	25,000	—	(9)	—
Swap-cash flow-Daily SOFR	3.30%	January 2025	January 2029	25,000	25,000	(5)	632
Swap-cash flow-Daily SOFR	3.19%	January 2026	January 2029	25,000	—	64	—
Swap-cash flow-Daily SOFR	3.25%	January 2026	January 2029	50,000	—	39	—
Swap-cash flow-Daily SOFR	3.29%	January 2026	January 2029	50,000	—	(22)	—
Swap-cash flow-Daily SOFR	3.00%	April 2026	April 2029	25,000	—	183	—
Swap-cash flow-Daily SOFR	3.05%	April 2026	April 2029	25,000	—	147	—
				$675,000	$600,000	$1,919	$14,365

As of December 31, 2025 and 2024, the aggregate fair value of the interest rate swap assets of $2.4 million and $14.4 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2025, the aggregate fair value of the interest rate swap liabilities of $0.4 million was included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

As of December 31, 2025 and 2024, there was approximately $1.9 million and $13.8 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate swaps. There was no ineffectiveness recorded during the years ended December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, approximately $9.4 million and $20.0 million, respectively, of gains included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. Approximately $1.5 million of the unrealized gains included in accumulated other comprehensive income at December 31, 2025 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$996,401	$970,000	$994,037	$938,750
Revolver and Term Loans, net	1,020,057	1,013,892	1,018,707	1,025,000
Mortgage loans, net	180,760	178,457	207,337	201,340
Debt, net	$2,197,218	$2,162,349	$2,220,081	$2,165,090

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$2,360	$—	$2,360
Interest rate swap liability	—	(441)	—	(441)
Total	$—	$1,919	$—	$1,919

The following table presents the Company’s fair value hierarchy for those financial assets measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$14,365	$—	$14,365
Total	$—	$14,365	$—	$14,365

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

10. Commitments and Contingencies

Operating Leases

As of December 31, 2025, 12 of Company's hotel properties were subject to ground lease agreements that cover the land underlying the respective hotels. The ground leases are classified as operating leases. The total ground lease expense was $15.7 million for the year ended December 31, 2025, which consisted of $11.6 million of fixed lease expense and $4.1 million of variable lease expense. The total ground lease expense was $16.3 million for the year ended December 31, 2024, which consisted of $11.7 million of fixed lease expense and $4.6 million of variable lease expense. The total ground lease expense was $16.7 million for the year ended December 31, 2023, which consisted of $11.9 million of fixed lease expense and $4.8 million of variable lease expense. The total ground lease expense is included in property tax, insurance and other in the accompanying consolidated statements of operations and comprehensive income.

The Company's ground leases consisted of the following (in thousands):

		Ground Lease Expense
		For the year ended December 31,
Hotel Property Name	Term Expiration (1)	2025	2024	2023
Wyndham Boston Beacon Hill (2)	N/A	$—	$49	$929
Wyndham San Diego Bayside	2029	5,038	5,525	5,315
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	2057	928	956	815
Residence Inn Palo Alto Los Altos (3)	2033	86	86	86
Courtyard Pittsburgh University Center	2083	726	726	726
Marriott Louisville Downtown	2153 (4)	—	—	—
Embassy Suites San Francisco Airport - Waterfront	2059	1,885	1,882	1,850
Wyndham New Orleans - French Quarter	2065	487	487	487
Courtyard Charleston Historic District	2096	1,064	1,062	1,052
Courtyard Austin Downtown Convention Center and Residence Inn Austin Downtown Convention Center	2100	781	906	1,025
Courtyard Waikiki Beach	2112	4,424	4,295	4,121
Moxy Denver Cherry Creek	2115	287	280	272
		$15,706	$16,254	$16,678

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
(4)    The lease may be extended for up to four twenty-five year terms at the Company's option.

The future lease payments for the Company's operating leases are as follows (in thousands):

December 31, 2025
2026	$10,247
2027	11,023
2028	11,075
2029	10,638
2030	8,882
Thereafter	518,573
Total future lease payments	570,438
Imputed interest	(452,249)
Lease liabilities	$118,189

The following table presents certain information related to the Company's operating leases as of December 31, 2025:

Weighted average remaining lease term	62 years
Weighted average discount rate	7.30%

Restricted Cash Reserves

The Company may be obligated to maintain cash reserve funds for future capital expenditures, real estate taxes, insurance, and other items. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 3.0% to 5.0% of the individual hotel’s revenues for future capital expenditures (including the periodic replacement or refurbishment of FF&E). Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of December 31, 2025 and 2024, approximately $31.9 million and $23.5 million, respectively, was available in the restricted cash reserves for future capital expenditures.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of December 31, 2025, 92 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from three to 25 years, with 15 different management companies as noted in the table below. This number includes 36 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott.

Management Company	Number of Hotel Properties
Aimbridge Hospitality	26
Colwen Management, Inc.	1
Concord Hospitality Enterprises Company	1
Crestline Hotels and Resorts	1
Davidson Hotels and Resorts	2
Hilton Management and affiliates	21
HEI Hotels and Resorts	2
Hersha Hospitality Management	6
Highgate Hotels	3
Hyatt Corporation and affiliates	12
InnVentures (1)	3
Marriott International, Inc.	3
Pyramid	1
Sage Hospitality	6
White Lodging Services	4
92

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

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2025, 2024 and 2023, the Company incurred management fee expense of approximately $39.0 million, $41.0 million and $41.7 million, respectively.

Franchise Agreements

As of December 31, 2025, 53 of the Company's consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 36 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, three hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2025, 2024 and 2023, the Company incurred franchise fee expense of approximately $63.8 million, $67.0 million and $65.7 million, respectively.

11. Equity
Common Shares of Beneficial Interest

Under the declaration of trust for the Company, there are 450,000,000 common shares authorized for issuance.

On April 25, 2025, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2025 to May 8, 2026 (the "2025 Share Repurchase
Program"). During the year ended December 31, 2025, the Company repurchased and retired 3.3 million common shares for approximately $28.6 million, of which $24.3 million was repurchased under a share repurchase program authorized by the Company’s board of trustees in 2024, which expired May 8, 2025, and $4.3 million was repurchased under the 2025 Share Repurchase Program. As of December 31, 2025, the 2025 Share Repurchase Program had a remaining capacity of $245.7 million.

During the year ended December 31, 2024, the Company repurchased and retired 2.3 million common shares for approximately $22.0 million.

During the year ended December 31, 2023, the Company repurchased and retired 7.5 million common shares for approximately $76.0 million.

During the years ended December 31, 2025, 2024, and 2023, the Company declared a cash dividend of $0.60, $0.50, and $0.36, respectively, on each common share.

Series A Preferred Shares

Under the declaration of trust for the Company, there are 50,000,000 preferred shares authorized for issuance. The Series A Preferred Shares are convertible, in whole or in part, at any time, at the option of the holders into common shares at a conversion rate of 0.2806 common shares for each Series A Preferred Share.

During each of the years ended December 31, 2025, 2024 and 2023, the Company declared a cash dividend of $1.95 per Series A Preferred Share.
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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. As of December 31, 2025, the Operating Partnership had 151,856,909 OP units outstanding, of which 99.5% of the outstanding OP units were owned by the Company and its subsidiaries, and the noncontrolling 0.5% ownership interest was owned by other limited partners.

As of December 31, 2025, the limited partners owned 771,831 OP units. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares is as follows:

	2025		2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1,	1,589,289	$11.74	2,305,303	$13.52	2,267,870	$15.32
Granted	1,384,062	8.37	925,731	11.57	991,453	10.84
Vested	(872,836)	11.64	(1,610,821)	14.20	(928,192)	15.07
Forfeited	(128,776)	10.43	(30,924)	11.00	(25,828)	13.13
Unvested at December 31,	1,971,739	$9.51	1,589,289	$11.74	2,305,303	$13.52

For the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $8.5 million, $11.7 million and $15.4 million, respectively, of share-based compensation expense related to restricted share awards.

As of December 31, 2025, there was $11.4 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 1.8 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2025, 2024 and 2023 was approximately $7.8 million, $17.8 million and $9.9 million, respectively.

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
(1) In February 2025, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 240,000 restricted shares, all of which vested immediately. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the year ended December 31, 2025 was approximately $2.1 million.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $6.8 million, $9.1 million and $8.9 million, respectively, of share-based compensation expense related to the performance unit awards. The year ended December 31, 2025 included a benefit of $1.6 million as a result of the forfeitures of approximately 217,000 performance units related to the departure of Company executives.

As of December 31, 2025, there was $10.3 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 1.8 years.

As of December 31, 2025, there were 743,631 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP Units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the years ended December 31, 2025, 2024 and 2023, since the limited partners’ share of income or loss would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the year ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to RLJ	$28,509	$68,021	$76,405
Less: Preferred dividends	(25,115)	(25,115)	(25,115)
Less: Dividends paid on unvested restricted shares	(1,177)	(895)	(882)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$2,217	$42,011	$50,408

Denominator:
Weighted-average number of common shares - basic	149,662,774	152,856,036	155,928,663
Unvested restricted shares	167,420	481,666	538,023
Unvested performance units	81,884	138,219	89,728
Weighted-average number of common shares - diluted	149,912,078	153,475,921	156,556,414

Net income per share attributable to common shareholders - basic	$0.01	$0.27	$0.32

Net income per share attributable to common shareholders - diluted	$0.01	$0.27	$0.32

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

For federal income tax purposes, the cash distributions to shareholders are characterized as follows:

	For the Years Ended December 31,
	2025	2024	2023
Common distributions:
Ordinary income	71.4%	96.2%	90.0%
Return of capital	28.6%	—	—
Capital gains	—	3.8%	—
Qualified dividend	—	—	10.0%
	100.0%	100.0%	100.0%

Preferred distributions:
Ordinary income	100.0%	96.2%	90.0%
Return of capital	—	—	—
Capital gains	—	3.8%	—
Qualified dividend	—	—	10.0%
	100.0%	100.0%	100.0%

The components of the income tax provision are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Current:
Federal	$(64)	$(181)	$(200)
State	(1,071)	(1,408)	(1,061)
Deferred:
Federal	(11)	(8)	4
State	(2)	(2)	1
Income tax expense	$(1,148)	$(1,599)	$(1,256)

The provision for income taxes is different from the amount of income tax expense that is determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	For the Years Ended December 31,
	2025		2024		2023
	Amount	%	Amount (3)	%	Amount (3)	%
Expected U.S. federal tax expense at statutory rate	$(6,237)	21.0%	$(14,656)	21.0%	$(16,353)	21.0%
Tax impact of REIT election	5,359	(18.0)	19,295	(27.6)	15,443	(19.8)
Expected tax (expense) benefit at TRS	(878)	3.0	4,639	(6.6)	(910)	1.2
Change in valuation allowance	4,284	(14.4)	(5,002)	7.2	467	(0.6)
State income tax expense, net of federal benefit (1)	(846)	2.8	(1,111)	1.6	(838)	1.1
Impact of subsidiary liquidation	(3,390)	11.4	—	—	—	—
Other items (2)	(318)	1.1	(125)	0.1	25	—
Income tax expense	$(1,148)	3.9%	$(1,599)	2.3%	$(1,256)	1.7%
(1)State taxes in Texas and Louisiana made up the majority (greater than 50.0%) of the tax effect in this category for all periods presented.
(2)No individual item included in this category exceeded the quantitative threshold for separate disclosure.
(3)Certain amounts for the years ended December 31, 2024 and 2023 have been reclassified due to the adoption of ASU 2023-09.

Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of the assets and liabilities. The deferred tax assets (liabilities) include the following (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax liabilities:
Partnership basis	$(2,649)	$(2,569)
Prepaid expenses	(1,517)	(1,376)
Deferred tax liabilities	$(4,166)	$(3,945)

Deferred tax assets:
Property and equipment	$6,663	$6,872
Incentive and vacation accrual	2,942	2,964
Deferred revenue - key money	5,682	3,285
Allowance for doubtful accounts	44	45
Other	913	971
Net operating loss carryforwards	63,951	70,855
Federal historic tax credit	824	824
Valuation allowance	(76,853)	(81,858)
Deferred tax assets	$4,166	$3,958

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on the consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income, and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company would record a valuation allowance to reduce its deferred tax assets to the amount that is most likely to be utilized in future periods to offset taxable income. Based upon the available objective evidence at December 31, 2025, the Company determined it was more likely than not that the deferred tax assets related to the net operating loss ("NOL") carryforwards of RLJ Lodging Trust Master TRS, Inc., the Company's primary TRS, would not be utilized in future periods. The Company considered all available evidence, both positive and negative, including cumulative losses in recent years and its current forecast of future income in its analysis. As of December 31, 2025 and 2024, the Company had a valuation allowance of approximately $76.9 million and $81.9 million, respectively, related to NOL carryforwards, historic tax credits, and other deferred tax assets of its TRSs.

The Company’s federal NOLs generated prior to 2018 have begun to expire, while federal NOLs generated after 2017 may be carried forward indefinitely. The Company's historic tax credits will begin to expire in 2035. The utilization of these NOLs and tax credits is subject to annual limitations under applicable federal and state tax laws.

The Company is subject to examination by U.S. federal and various state and local jurisdictions.  The tax years subject to examination vary by jurisdiction.  With few exceptions, as of December 31, 2025, the Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for the tax years of 2021 and before.

The Company had no accruals for tax uncertainties as of December 31, 2025 and 2024.

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

The following table presents information about profit or loss for the hotel segment:

	For the Years Ended December 31,
	2025	2024	2023
Revenues
Room revenue	$1,093,265	$1,121,586	$1,095,028
Food and beverage revenue	158,218	153,108	141,625
Other revenue	98,377	94,746	88,924
Total revenues	1,349,860	1,369,440	1,325,577
Operating expenses
Room expense	293,405	288,567	277,058
Food and beverage expense	119,799	117,766	109,707
Management and franchise fee expense	102,757	107,978	107,417
Other operating expenses	371,558	363,631	340,485
Total operating expenses	887,519	877,942	834,667
Property tax, insurance and other	101,315	107,043	100,229
Other, net (1)	(8,052)	(14,300)	(11,535)
Hotel EBITDA	$369,078	$398,755	$402,216
(1)    Includes miscellaneous hotel segment income, as well as adjustments for corporate-level expenses, certain non-cash items, and certain other items that the Company considers outside the normal course of operations.

The following table provides a reconciliation of the hotel segment profit and loss to the Company’s consolidated totals:

	For the Years Ended December 31,
	2025	2024	2023
Income before income tax expense	$29,702	$69,790	$77,873
Depreciation and amortization	186,356	179,431	179,103
Interest expense, net of interest income	98,718	94,044	79,064
General and administrative	47,644	54,804	58,998
Loss (gain) on sale of hotel properties, net	1,526	(8,262)	34
Other, net	5,132	8,948	7,144
Hotel EBITDA	$369,078	$398,755	$402,216

A measure of segment assets is not currently provided to the CODM and has therefore not been included herein.

16. Supplemental Information to Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$410,160	$409,809	$516,675
Restricted cash reserves	31,901	23,516	38,652
Cash, cash equivalents, and restricted cash reserves	$442,061	$433,325	$555,327

Interest paid	$104,330	$103,711	$89,827

Income taxes paid (net of refunds)
Federal	$(110)	$143	$233
State	940	2,077	2,305
Total	$830	$2,220	$2,538
Income taxes paid (net of refunds) exceeded 5.0% of total income taxes paid (net of refunds) in the following jurisdictions:
State
California	$(104)	$152	$205
Illinois	*	$414	$419
Kentucky	$210	$254	*
Louisiana	*	$181	$377
Massachusetts	*	*	$133
Oregon	$50	*	*
Pennsylvania	*	*	$328
Texas	$599	$576	$560
Washington, DC	$44	*	*
*Jurisdiction below the threshold for the period presented

Operating cash flow lease payments for operating leases	$13,922	$15,226	$16,899

Right-of-use asset obtained in exchange for lease obligation	$—	$—	$5,016

Right-of-use asset and lease liability adjustments due to remeasurement	$—	$(1,165)	$—

Right-of-use asset and lease liability reclassifications to land due to acquisition	$—	$1,187	$—

Supplemental investing and financing transactions
In connection with acquisitions, the Company recorded the following:
Purchase prices	$—	$160,500	$—
Application of purchase deposit	—	(2,400)	—
Transaction costs	—	892	—
Operating prorations	—	(243)	—
Acquisitions, net	$—	$158,749	$—

In connection with the sales of hotel properties, the Company recorded the following:
Sales prices	$73,700	$20,778	$—
Transaction costs	(1,556)	(1,116)	—
Operating prorations	(1,102)	(159)	—
Seller financing	(2,000)	—	—
Proceeds from sales of hotel properties, net	$69,042	$19,503	$—

Supplemental non-cash transactions
Change in fair market value of designated interest rate swaps	$(11,869)	$(8,874)	$(17,929)
Accrued capital expenditures	$20,268	$27,172	$22,144
Distributions payable	$30,934	$30,634	$22,500

17.  Subsequent Events

During the first quarter of 2026, the Company completed a series of refinancing transactions that address its debt previously scheduled to mature (after extension options) by 2028. The refinancing transactions consisted of four components: (i) an extension of the Company’s Revolver, (ii) the upsize and recast of an existing term loan, (iii) entering into a new seven-year term loan, and (iv) the refinancing of mortgage debt previously scheduled to mature in 2026. The Company intends to use the incremental proceeds from these transactions to repay the 2026 Senior Notes by maturity in July 2026. As a result of these transactions, the Company’s next scheduled debt maturity occurs in 2029.

In January 2026, the Company amended two mortgage loans. Each mortgage loan now matures in April 2029 and includes two one-year extension options at the Company's discretion, subject to certain conditions. The mortgage loans had outstanding principal balances of approximately $69.8 million and $85.0 million at December 31, 2025, with the Company paying down approximately $1.5 million and $3.9 million of principal, respectively, in January 2026 in connection with the amendments, resulting in new outstanding principal balances of $68.3 million and $81.1 million, respectively. The $68.3 million mortgage loan allows a future advance of up to $23.4 million by April 2026 with the addition of another hotel property previously unencumbered, with the combined outstanding principal balance of both mortgage loans not to exceed $164.4 million. The mortgage loans require payments of interest only through maturity.

In February 2026, the Company amended its Revolver. The amendment extends the maturity date of the Revolver to February 2030. The Company has the ability to further increase the total capacity on the Revolver to $750.0 million, subject to obtaining additional commitments from new or existing lenders and the satisfaction of certain customary conditions. The Company also has the ability to extend the maturity date for an additional one-year period or up to two six-month periods ending February 2031 if certain conditions are satisfied.

In February 2026, the Company also refinanced its $225 Million Term Loan Maturing 2026 to extend the scheduled maturity date to February 2031 and upsize it to a delayed draw term loan of $569.0 million, of which $225.0 million has been funded and $344.0 million of commitments remain available to be drawn by the Company.

In February 2026, the Company also entered into a new $150.0 million delayed draw term loan which matures in February 2033.

The Company paid approximately $6.0 million in lender fees and legal costs in connection with the Revolver and approximately $8.0 million in lender fees and legal costs in connection with the term loan refinancing transactions.

RLJ Lodging Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2025
(amounts in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2025
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Marriott Denver South @ Park Meadows	$—	$5,385	$39,488	$7,952	$5,393	$47,432	$52,825	$22,123	2006	15 - 40 years
Marriott Louisville Downtown	—	—	89,541	25,937	530	114,948	115,478	54,531	2006	15 - 40 years
Marriott Chicago Midway	—	4,464	32,736	6,839	4,534	39,505	44,039	17,937	2006	15 - 40 years
Renaissance Boulder Flatiron Hotel	—	4,440	32,557	10,715	4,869	42,843	47,712	18,897	2006	15 - 40 years
Renaissance Fort Lauderdale West Hotel	—	4,842	35,517	10,536	4,974	45,921	50,895	20,461	2006	15 - 40 years
Courtyard Chicago Downtown Magnificent Mile	—	8,140	59,696	10,531	8,217	70,150	78,367	34,244	2006	15 - 40 years
Courtyard Indianapolis @ The Capitol	—	2,482	18,207	4,434	2,734	22,389	25,123	10,504	2006	15 - 40 years
Courtyard Midway Airport	—	2,172	15,927	6,044	2,291	21,852	24,143	10,191	2006	15 - 40 years
Courtyard Austin Downtown Convention Center	—	6,049	44,361	6,638	6,070	50,978	57,048	22,441	2007	15 - 40 years
Residence Inn Indianapolis Downtown On The Canal	—	2,670	19,588	5,454	2,766	24,946	27,712	11,525	2006	15 - 40 years
Residence Inn Louisville Downtown	—	1,815	13,308	3,642	1,822	16,943	18,765	7,464	2007	15 - 40 years
Residence Inn Austin Downtown Convention Center	—	3,767	27,626	5,013	3,814	32,592	36,406	14,136	2007	15 - 40 years
Fairfield Inn & Suites Key West	—	1,803	19,325	4,672	1,903	23,897	25,800	11,967	2006	15 - 40 years
Fairfield Inn & Suites Chicago Midway Airport	—	1,425	10,449	2,245	1,447	12,672	14,119	6,430	2006	15 - 40 years
Hampton Inn Chicago Midway Airport	—	2,747	20,143	6,034	2,846	26,078	28,924	11,868	2006	15 - 40 years
Hilton Garden Inn Chicago Midway Airport	—	2,978	21,842	1,899	3,010	23,709	26,719	11,778	2006	15 - 40 years
Sleep Inn Midway Airport	—	1,189	8,718	2,036	1,225	10,718	11,943	5,719	2006	15 - 40 years
Holiday Inn Express & Suites Midway Airport	—	1,874	13,742	3,251	1,926	16,941	18,867	8,360	2006	15 - 40 years
TGI Friday's Chicago Midway	—	829	6,139	1,105	867	7,206	8,073	3,506	2006	15 - 40 years
Hampton Inn Garden City	—	5,691	22,764	4,163	5,742	26,876	32,618	12,104	2007	15 - 40 years
Courtyard Houston By The Galleria	19,000	3,069	22,508	3,029	3,090	25,516	28,606	11,569	2007	15 - 40 years
Embassy Suites Los Angeles Downey	31,000	4,857	29,943	12,775	5,056	42,519	47,575	19,172	2008	15 - 40 years
Embassy Suites Tampa Downtown Convention Center	—	2,161	71,017	18,176	2,444	88,910	91,354	34,964	2010	15 - 40 years
Fairfield Inn & Suites Washington DC Downtown	—	16,214	22,265	8,118	16,447	30,150	46,597	14,179	2010	15 - 40 years
Embassy Suites Fort Myers Estero	—	2,816	7,862	5,723	3,018	13,383	16,401	5,190	2010	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2025
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Homewood Suites Washington DC Downtown	—	23,139	34,188	9,112	23,770	42,669	66,439	16,749	2010	15 - 40 years
Hotel Tonnelle New Orleans, a Tribute Portfolio Hotel	—	1,901	2,793	17,065	2,176	19,583	21,759	12,217	2010	15 - 40 years
Residence Inn National Harbor Washington DC	—	7,457	37,046	3,523	7,556	40,470	48,026	15,602	2010	15 - 40 years
Hilton Garden Inn New Orleans Convention Center	—	3,405	20,750	11,037	3,509	31,683	35,192	13,677	2010	15 - 40 years
Hilton Garden Inn Los Angeles Hollywood	—	5,303	19,136	11,213	5,718	29,934	35,652	14,370	2010	15 - 40 years
Renaissance Pittsburgh Hotel	—	3,274	39,934	15,565	3,397	55,376	58,773	21,125	2011	15 - 40 years
Embassy Suites West Palm Beach Central	—	3,656	9,614	11,125	3,956	20,439	24,395	10,296	2011	15 - 40 years
Hilton Garden Inn Pittsburgh University Place	—	1,975	18,490	9,556	2,382	27,639	30,021	14,142	2011	15 - 40 years
Courtyard Charleston Historic District	—	2,714	35,828	5,637	3,618	40,561	44,179	15,210	2011	15 - 40 years
Residence Inn Bethesda Downtown	—	8,154	52,749	12,211	9,073	64,041	73,114	22,935	2012	15 - 40 years
Courtyard New York Manhattan Upper East Side	—	20,655	60,222	13,270	21,301	72,846	94,147	26,044	2012	15 - 40 years
Hilton Garden Inn San Francisco Oakland Bay Bridge	—	11,903	22,757	18,495	12,573	40,582	53,155	14,505	2012	15 - 40 years
Embassy Suites Boston Waltham	—	6,268	56,024	6,605	6,386	62,511	68,897	22,381	2012	15 - 40 years
Courtyard Houston Downtown Convention Center	—	5,799	28,953	6,239	6,113	34,878	40,991	12,417	2013	15 - 40 years
Residence Inn Houston Downtown Convention Center	—	4,674	24,913	5,265	4,882	29,970	34,852	10,612	2013	15 - 40 years
SpringHill Suites Houston Downtown Convention Center	—	2,382	12,756	12,597	2,574	25,161	27,735	12,591	2013	15 - 40 years
Courtyard Waikiki Beach	—	557	79,033	28,850	1,569	106,871	108,440	33,306	2013	15 - 40 years
Courtyard San Francisco	—	11,277	18,198	31,264	11,291	49,448	60,739	22,300	2013	15 - 40 years
Residence Inn Atlanta Midtown Historic	—	2,812	6,044	8,978	3,071	14,763	17,834	5,837	2013	15 - 40 years
SpringHill Suites Portland Hillsboro	—	3,488	18,283	1,872	3,544	20,099	23,643	6,787	2013	15 - 40 years
Hilton Cabana Miami Beach	—	25,083	40,707	14,253	25,748	54,295	80,043	15,910	2014	15 - 40 years
Hyatt House Charlotte Center City	—	3,029	26,193	2,529	3,054	28,697	31,751	8,868	2014	15 - 40 years
Hyatt House Cypress Anaheim	16,000	3,995	9,164	4,740	4,378	13,521	17,899	5,671	2014	15 - 40 years
Hyatt House Emeryville San Francisco Bay Area	—	7,425	29,137	10,194	7,517	39,239	46,756	13,440	2014	15 - 40 years
Hyatt House San Diego Sorrento Mesa	—	10,420	21,288	4,687	10,794	25,601	36,395	8,136	2014	15 - 40 years
Hyatt House San Jose Silicon Valley	—	6,820	31,682	3,406	6,986	34,922	41,908	10,593	2014	15 - 40 years
Hyatt House San Ramon	—	5,712	11,852	3,075	5,792	14,847	20,639	5,683	2014	15 - 40 years
Hyatt House Santa Clara	—	8,044	27,703	3,736	8,059	31,424	39,483	10,273	2014	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2025
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
Hyatt Centric The Woodlands	—	5,950	16,882	3,207	5,979	20,060	26,039	5,957	2014	15 - 40 years
Hyatt Place Fremont Silicon Valley	—	6,209	13,730	1,871	6,297	15,513	21,810	5,401	2014	15 - 40 years
Hyatt Place Madison Downtown	—	6,701	25,478	1,861	6,753	27,287	34,040	8,145	2014	15 - 40 years
Embassy Suites Irvine Orange County	—	15,062	33,048	9,691	15,312	42,489	57,801	15,141	2014	15 - 40 years
Courtyard Portland City Center	—	8,019	53,024	2,105	8,027	55,121	63,148	16,393	2014	15 - 40 years
Hyatt Atlanta Midtown	—	3,737	41,731	4,705	3,740	46,433	50,173	13,123	2014	15 - 40 years
DoubleTree Grand Key Resort	—	48,192	27,770	17,950	50,444	43,468	93,912	13,575	2014	15 - 40 years
Hyatt Place Washington DC Downtown K Street	—	10,763	55,225	2,479	10,763	57,704	68,467	15,510	2015	15 - 40 years
Homewood Suites Seattle Lynnwood	19,000	3,933	30,949	3,251	4,020	34,113	38,133	8,727	2015	15 - 40 years
Residence Inn Palo Alto Los Altos	—	16,996	45,786	3,260	17,240	48,802	66,042	13,298	2015	15 - 40 years
DoubleTree Suites by Hilton Austin	—	7,072	50,827	7,020	7,576	57,343	64,919	11,927	2017	15 - 40 years
DoubleTree Suites by Hilton Orlando - Lake Buena Vista	—	896	44,508	9,358	1,198	53,564	54,762	11,470	2017	15 - 40 years
Embassy Suites Atlanta - Buckhead	—	31,279	46,015	18,997	31,544	64,747	96,291	15,579	2017	15 - 40 years
Embassy Suites Birmingham	—	10,495	33,568	5,509	10,519	39,053	49,572	7,939	2017	15 - 40 years
Embassy Suites Deerfield Beach - Resort & Spa	—	7,527	56,128	25,220	8,083	80,792	88,875	15,901	2017	15 - 40 years
Embassy Suites Fort Lauderdale 17th Street	—	30,933	54,592	18,461	31,364	72,622	103,986	14,699	2017	15 - 40 years
Embassy Suites Los Angeles - International Airport South	49,120	13,110	94,733	16,237	14,300	109,780	124,080	22,826	2017	15 - 40 years
Embassy Suites Miami - International Airport	—	14,765	18,099	10,529	15,218	28,175	43,393	6,598	2017	15 - 40 years
Embassy Suites Milpitas Silicon Valley	—	43,157	26,399	13,787	43,370	39,973	83,343	11,313	2017	15 - 40 years
Embassy Suites Minneapolis - Airport	—	7,248	41,202	18,498	9,796	57,152	66,948	16,777	2017	15 - 40 years
Embassy Suites Orlando - International Drive South/Convention Center	—	4,743	37,687	3,002	5,042	40,390	45,432	8,892	2017	15 - 40 years
Embassy Suites Phoenix - Biltmore	20,630	24,680	24,487	15,391	24,809	39,749	64,558	8,242	2017	15 - 40 years
Embassy Suites San Francisco Airport - South San Francisco	—	39,616	55,163	16,801	39,799	71,781	111,580	17,845	2017	15 - 40 years
Embassy Suites San Francisco Airport - Waterfront	—	3,698	85,270	5,842	4,526	90,284	94,810	21,402	2017	15 - 40 years
Zachari Dunes on Mandalay Beach, Curio Collection by Hilton	—	35,769	53,280	32,186	37,101	84,134	121,235	19,569	2017	15 - 40 years
DoubleTree by Hilton Houston Medical Center Hotel & Suites	—	7,776	43,475	12,937	8,267	55,921	64,188	10,913	2017	15 - 40 years
Mills House Charleston, Curio Collection by Hilton	—	9,599	68,932	12,642	10,744	80,429	91,173	17,236	2017	15 - 40 years
San Francisco Marriott Union Square	—	46,773	107,841	13,786	46,882	121,518	168,400	28,128	2017	15 - 40 years

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount at December 31, 2025
Description	Debt	Land & Improvements	Building & Improvements	Land, Building & Improvements	Land & Improvements	Buildings & Improvements	Total (1)	Accumulated Depreciation	Date Acquired	Depreciation Life
The Knickerbocker New York	—	113,613	119,453	8,215	114,966	126,315	241,281	26,010	2017	15 - 40 years
The Pierside Santa Monica	—	27,054	45,866	16,552	27,714	61,758	89,472	12,705	2017	15 - 40 years
Wyndham Boston Beacon Hill	—	126,606	51,934	3,596	126,618	55,518	182,136	32,666	2017	15 - 40 years
Wyndham New Orleans - French Quarter	—	300	72,686	3,266	300	75,952	76,252	15,955	2017	15 - 40 years
Wyndham Philadelphia Historic District	—	8,367	51,914	2,328	8,791	53,818	62,609	11,339	2017	15 - 40 years
Courtyard Pittsburgh University Center	—	154	31,625	7,948	493	39,234	39,727	7,501	2017	15 - 40 years
Wyndham San Diego Bayside	—	989	29,440	8,097	1,377	37,149	38,526	24,400	2017	5 years
AC Hotel Boston Downtown	—	26,560	53,354	236	26,560	53,590	80,150	5,895	2021	15 - 40 years
Hampton Inn and Suites Atlanta Midtown	—	5,990	48,321	141	5,993	48,459	54,452	5,357	2021	15 - 40 years
Moxy Denver Cherry Creek	26,112	—	48,725	274	90	48,909	48,999	4,997	2021	15 - 40 years
The Bankers Alley Hotel, a Tapestry Collection by Hilton	—	19,807	36,223	3,387	20,253	39,164	59,417	3,442	2022	15 - 40 years
Hotel Teatro - Denver	—	3,433	29,718	346	3,433	30,064	33,497	1,184	2024	15 - 40 years
	$180,862	$1,092,771	$3,405,794	$824,029	$1,123,123	$4,199,471	$5,322,594	$1,336,914

(1) The aggregate cost of real estate for federal income tax purposes was approximately $5.2 billion at December 31, 2025.

The change in the total cost of the hotel properties is as follows:

	2025	2024	2023
Reconciliation of Land and Buildings and Improvements
Balance at beginning of period	$5,340,520	$5,115,627	$5,033,114
Add: Acquisitions	—	159,493	—
Add: Improvements	83,188	83,903	82,513
Less: Sale of hotel properties	(101,114)	(18,503)	—
Balance at end of period	$5,322,594	$5,340,520	$5,115,627

The change in the accumulated depreciation of the real estate assets is as follows:

	2025	2024	2023
Reconciliation of Accumulated Depreciation
Balance at beginning of period	$(1,230,375)	$(1,105,184)	$(975,029)
Add: Depreciation for the period	(136,283)	(132,718)	(130,155)
Less: Sale of hotel properties	29,744	7,527	—
Balance at end of period	$(1,336,914)	$(1,230,375)	$(1,105,184)