Form 10-Q
period 2026-03-31
RLJ Lodging Trust
filed 2026-05-04
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
As of April 27, 2026, 151,929,726 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Investment in hotel properties, net	$4,081,044	$4,112,387
Investment in unconsolidated joint ventures	7,394	7,357
Cash and cash equivalents	353,084	410,160
Restricted cash reserves	34,375	31,901
Hotel and other receivables, net of allowance of $156 and $170, respectively	31,375	29,643
Lease right-of-use assets	122,429	123,524
Prepaid expense and other assets	65,531	27,158
Total assets	$4,695,232	$4,742,130
Liabilities and Equity
Debt, net	$2,190,370	$2,197,218
Accounts payable and other liabilities	137,071	141,568
Advance deposits and deferred revenue	51,859	51,029
Lease liabilities	118,002	118,189
Accrued interest	10,608	20,532
Distributions payable	30,516	30,934
Total liabilities	2,538,426	2,559,470
Commitments and Contingencies (Note 10)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at March 31, 2026 and December 31, 2025	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 151,975,812 and 151,085,078 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,520	1,511
Additional paid-in capital	2,978,612	2,977,616
Distributions in excess of net earnings	(1,207,648)	(1,178,456)
Accumulated other comprehensive income	4,574	1,919
Total shareholders’ equity	2,143,994	2,169,526
Noncontrolling interests:
Noncontrolling interest in the Operating Partnership	5,548	5,696
Noncontrolling interest in consolidated joint ventures	7,264	7,438
Total noncontrolling interests	12,812	13,134
Total equity	2,156,806	2,182,660
Total liabilities and equity	$4,695,232	$4,742,130

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended March 31,
	2026	2025
Revenues
Operating revenues
Room revenue	$275,257	$267,654
Food and beverage revenue	39,717	37,513
Other revenue	25,003	22,952
Total revenues	339,977	328,119
Expenses
Operating expenses
Room expense	72,732	70,851
Food and beverage expense	30,762	29,289
Management and franchise fee expense	25,074	25,202
Other operating expenses	96,426	91,711
Total property operating expenses	224,994	217,053
Depreciation and amortization	47,195	45,788
Property tax, insurance and other	26,972	27,203
General and administrative	12,979	12,646
Transaction costs	32	56
Total operating expenses	312,172	302,746
Other income, net	832	888
Interest income	2,938	3,255
Interest expense	(27,677)	(27,552)
(Loss) gain on sale of hotel properties, net	(3,647)	1,321
Loss on extinguishment of indebtedness, net	(373)	—
(Loss) income before equity in income from unconsolidated joint ventures	(122)	3,285
Equity in income from unconsolidated joint ventures	37	181
(Loss) income before income tax expense	(85)	3,466
Income tax expense	(264)	(294)
Net (loss) income	(349)	3,172
Net loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	34	17
Noncontrolling interest in consolidated joint ventures	174	173
Net (loss) income attributable to RLJ	(141)	3,362
Preferred dividends	(6,279)	(6,279)
Net loss attributable to common shareholders	$(6,420)	$(2,917)

Basic and diluted per common share data:
Net loss per share attributable to common shareholders	$(0.05)	$(0.02)
Weighted-average number of common shares	149,323,243	150,909,513

Comprehensive income (loss):
Net (loss) income	$(349)	$3,172
Unrealized gain (loss) on interest rate derivatives	2,655	(5,296)
Comprehensive income (loss)	2,306	(2,124)
Comprehensive loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	34	17
Noncontrolling interest in consolidated joint ventures	174	173
Comprehensive income (loss) attributable to RLJ	$2,514	$(1,934)

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2025	12,879,475	$366,936	151,085,078	$1,511	$2,977,616	$(1,178,456)	$1,919	$5,696	$7,438	$2,182,660
Net loss	—	—	—	—	—	(141)	—	(34)	(174)	(349)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	2,655	—	—	2,655
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(7)	—	(7)
Issuance of restricted stock	—	—	1,290,109	13	(13)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	4,140	—	—	—	—	4,140
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(399,375)	(4)	(3,131)	—	—	—	—	(3,135)
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(22,772)	—	(107)	—	(22,879)
Balance at March 31, 2026	12,879,475	$366,936	151,975,812	$1,520	$2,978,612	$(1,207,648)	$4,574	$5,548	$7,264	$2,156,806

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(349)	$3,172
Adjustments to reconcile net (loss) income to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties, net	3,647	(1,321)
Loss on extinguishment of indebtedness, net	373	—
Depreciation and amortization	47,195	45,788
Amortization of deferred financing costs	1,892	1,831
Non-cash lease expense and other amortization	889	1,078
Equity in income from unconsolidated joint ventures	(37)	(181)
Amortization of share-based compensation	3,656	4,349
Changes in assets and liabilities:
Hotel and other receivables, net	(1,732)	(2,060)
Prepaid expense and other assets	(25,677)	(23,263)
Accounts payable and other liabilities	5,447	(3,415)
Advance deposits and deferred revenue	830	337
Accrued interest	(9,924)	(10,015)
Net cash flow provided by operating activities	26,210	16,300
Cash flows from investing activities
Proceeds from sales of hotel properties, net	(28)	24,121
Improvements and additions to hotel properties and other assets	(28,353)	(46,794)
Purchase deposit	—	(1,000)
Net cash flow used in investing activities	(28,381)	(23,673)
Cash flows from financing activities
Repayments of mortgage loans	(5,350)	—
Repurchase of common shares under share repurchase programs	—	(20,815)
Repurchase of common shares to satisfy employee tax withholding requirements	(3,135)	(3,128)
Distributions on preferred shares	(6,279)	(6,279)
Distributions on common shares	(23,192)	(23,229)
Distributions on and redemption of Operating Partnership units	(114)	(107)
Payments of deferred financing costs	(14,361)	—
Net cash flow used in financing activities	(52,431)	(53,558)
Net change in cash, cash equivalents, and restricted cash reserves	(54,602)	(60,931)
Cash, cash equivalents, and restricted cash reserves, beginning of period	442,061	433,325
Cash, cash equivalents, and restricted cash reserves, end of period	$387,459	$372,394

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2026, there were 152,746,742 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of March 31, 2026, the Company owned 93 hotel properties with approximately 20,800 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 91 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 92 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 92 of the 93 hotel properties to its taxable REIT subsidiaries ("TRSs"), of which the Company owns a controlling financial interest.

2.              Summary of Significant Accounting Policies

The Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission ("SEC") on February 27, 2026 (the "Annual Report"), contains a discussion of the Company's significant accounting policies. Other than noted below, there have been no significant changes to the Company's significant accounting policies since December 31, 2025.

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

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, included in the Annual Report.

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

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net (loss) income and comprehensive income (loss), shareholders’ equity or cash flows.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public entities are required to apply the guidance prospectively and may elect to apply it retrospectively. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which clarifies and enhances hedge accounting guidance. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. The Company utilizes interest rate derivative instruments, typically interest rate swaps, to mitigate exposure to interest rate changes. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and related disclosures.
3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Land and improvements	$1,122,057	$1,123,123
Buildings and improvements	4,210,133	4,199,471
Furniture, fixtures and equipment	879,506	873,410
	6,211,696	6,196,004
Accumulated depreciation	(2,130,652)	(2,083,617)
Investment in hotel properties, net	$4,081,044	$4,112,387

For the three months ended March 31, 2026 and 2025, the Company recognized depreciation expense related to its investment in hotel properties of approximately $47.0 million and $45.7 million, respectively.

4.            Sales of Hotel Properties

During the three months ended March 31, 2026, the Company executed a purchase and sale agreement to sell a hotel property with a carrying value of $16.4 million. An impairment loss of $3.6 million was recognized to adjust the hotel property to its fair value, with this loss included in (loss) gain on sale of hotel properties, net, in the accompanying consolidated statement of operations and comprehensive income (loss). Fair value was determined using the contractual sales price, classified as a Level 2 measurement in the fair value hierarchy. The sale is expected to close during the second quarter of 2026.

On March 6, 2025, the Company sold the 181-room Courtyard Atlanta Buckhead hotel property in Atlanta, Georgia for a sales price of $24.3 million. The Company recorded a net gain of $1.3 million for the three months ended March 31, 2025 in connection with the sale of this hotel property.

5.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended March 31, 2026				For the three months ended March 31, 2025
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
South Florida	$44,568	$6,547	$3,210	$54,325	$40,587	$6,142	$3,036	$49,765
Northern California	44,660	4,493	2,359	51,512	35,111	3,462	2,013	40,586
Southern California	30,327	4,833	4,246	39,406	30,876	4,667	3,438	38,981
Houston	13,967	898	1,096	15,961	13,209	1,108	1,175	15,492
New York City	13,192	1,745	988	15,925	12,290	1,649	796	14,735
Charleston	9,032	3,357	1,037	13,426	8,596	2,722	898	12,216
Louisville	8,191	4,403	808	13,402	9,021	4,579	915	14,515
Washington, DC	11,751	212	537	12,500	12,709	165	791	13,665
Austin	9,604	1,676	795	12,075	10,046	1,461	900	12,407
Chicago	8,806	1,792	714	11,312	8,700	1,874	627	11,201
Other	81,159	9,761	9,213	100,133	86,509	9,684	8,363	104,556
Total	$275,257	$39,717	$25,003	$339,977	$267,654	$37,513	$22,952	$328,119

6.              Debt

The Company's debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Senior Notes, net	$996,992	$996,401
Revolver Outstanding	—	—
Term Loans, net	1,018,414	1,020,057
Mortgage loans, net	174,964	180,760
Debt, net	$2,190,370	$2,197,218

During the three months ended March 31, 2026, the Company completed a series of refinancing transactions that consisted of four components: (i) an extension of the Company’s Revolver (as defined below), (ii) the upsize and recast of an existing term loan, (iii) the issuance of a new seven-year term loan, and (iv) the refinancing of mortgage debt previously scheduled to mature in 2026. The Company intends to use the incremental borrowings from these transactions to repay the 3.75% senior notes due 2026 (the "2026 Senior Notes") prior to maturity in July 2026. As a result of these transactions, the Company’s next scheduled debt maturity (after extension options) occurs in 2029.

Senior Notes

The Company's senior notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
2029 Senior Notes (1)	4.00%	September 2029	$500,000	$500,000
2026 Senior Notes (1)	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(3,008)	(3,599)
Total senior notes, net			$996,992	$996,401
(1) Requires payment of interest only through maturity.

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

A summary of the various restrictive covenants for the Senior Notes are as follows:

	Covenant	Compliance March 31, 2026
Maintenance Covenant
Unencumbered Asset to Unencumbered Debt Ratio	> 150.0%	Yes
Incurrence Covenants
Consolidated Indebtedness less than Adjusted Total Assets	< .65x	Yes
Consolidated Secured Indebtedness less than Adjusted Total Assets	< .45x	Yes
Interest Coverage Ratio	> 1.5x	Yes

Revolver and Term Loans

The Company has the following unsecured credit facilities in place:

•$600.0 million revolving credit facility with a scheduled maturity date of February 11, 2030 and either a one-year extension option or up to two six-month extension options if certain conditions are satisfied (the "Revolver");
•$500.0 million term loan with a scheduled maturity date of September 24, 2027 and up to two one-year extension options if certain conditions are satisfied (the "$500 Million Term Loan Maturing 2027");
•$300.0 million term loan with a scheduled maturity date of April 3, 2028 and up to two one-year extension options if certain conditions are satisfied (the "$300 Million Term Loan Maturing 2028");
•$569.0 million delayed draw term loan with a scheduled maturity date of February 11, 2031 (the "$569 Million Term Loan Maturing 2031"), of which $225.0 million has been funded and $344.0 million of commitments remain available to be drawn by the Company; and
•$150.0 million delayed draw term loan with a scheduled maturity date of February 11, 2033 (the "$150 Million Term Loan Maturing 2033"), of which $150.0 million of commitments remain available to be drawn by the Company.
The $500 Million Term Loan Maturing 2027, the $300 Million Term Loan Maturing 2028, the $569 Million Term Loan Maturing 2031, and the $150 Million Term Loan Maturing 2033 are collectively referred to as the "Term Loans."

The Company's unsecured credit facilities consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at March 31, 2026 (1)	Maturity Date	March 31, 2026	December 31, 2025
Revolver (2)	—%	February 2030	$—	$—
$500 Million Term Loan Maturing 2027	4.89%	September 2027 (3)	500,000	500,000
$300 Million Term Loan Maturing 2028	5.41%	April 2028 (3)	300,000	300,000
$569 Million Term Loan Maturing 2031 (4)	5.41%	February 2031	225,000	225,000
$150 Million Term Loan Maturing 2033 (5)	—%	February 2033	—	—
			1,025,000	1,025,000
Deferred financing costs, net (6)			(6,586)	(4,943)
Total Revolver and Term Loans, net			$1,018,414	$1,020,057

(1)Interest rate at March 31, 2026 gives effect to interest rate hedges.
(2)At both March 31, 2026 and December 31, 2025, there was $600.0 million of borrowing capacity on the Revolver. In February 2026, the Company amended its Revolver. The amendment extends the maturity date of the Revolver to February 2030. The Company has the ability to extend the maturity date for an additional one-year period or up to two six-month periods ending February 2031 if certain conditions are satisfied.
(3)This term loan includes two one-year extension options at the Company's discretion, subject to certain conditions.

(4)In February 2026, the Company refinanced this term loan to extend the scheduled maturity date to February 2031 and upsize it to a $569.0 million delayed draw term loan, of which $225.0 million has been funded and $344.0 million of commitments remain available to be drawn by the Company.
(5)In February 2026, the Company entered into a new $150.0 million delayed draw term loan which matures in February 2033. The Company had not drawn on this term loan as of March 31, 2026.
(6)Excludes $7.5 million and $2.2 million as of March 31, 2026 and December 31, 2025, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets. Also excludes $5.5 million as of March 31, 2026 related to deferred financing costs on the undrawn commitments of the $569 Million Term Loan Maturing 2031 and the $150 Million Term Loan Maturing 2033, which are included in prepaid expense and other assets in the accompanying consolidated balance sheet.

The Company paid approximately $6.0 million in lender fees and legal costs in connection with the Revolver refinancing and approximately $8.0 million in lender fees and legal costs in connection with the term loan refinancing transactions in February 2026.

The Revolver and Term Loans are subject to various financial covenants. A summary of such covenants is as follows:

	Covenant	Compliance March 31, 2026
Leverage ratio (1)	<= 7.25x	Yes
Fixed charge coverage ratio (2)	>= 1.50x	Yes
Secured indebtedness ratio	<= 45.0%	Yes
Unencumbered indebtedness ratio (3)	<= 60.0%	Yes
Unencumbered debt service coverage ratio	>= 2.00x	Yes

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
(3)The maximum level may be increased to 65.0% for up to four quarters following a material acquisition.

Mortgage Loans

The Company's mortgage loans consisted of the following (dollars in thousands):

					Carrying Value at
	Number of Assets Encumbered	Interest Rate at March 31, 2026		Maturity Date	March 31, 2026	December 31, 2025
Mortgage loan (1)	2	4.94%	(3)	April 2029	$68,300	$69,750
Mortgage loan (1)	4	5.05%	(3)	April 2029	81,100	85,000
Mortgage loan (2)	1	5.06%		January 2029	26,022	26,112
	7				175,422	180,862
Deferred financing costs, net					(458)	(102)
Total mortgage loans, net					$174,964	$180,760

(1)In January 2026, the Company amended these mortgage loans, extending the initial maturity date to April 2029, with two one-year extension options at the Company's discretion, subject to certain conditions. The Company paid down approximately $5.4 million in principal in January 2026 in connection with the amendments. In April 2026, the Company received additional proceeds of $23.4 million on the $68.3 million mortgage loan with the addition of another hotel property previously unencumbered, while paying down $8.4 million on the $81.1 million mortgage loan, resulting in new principal balances of $91.7 million and $72.7 million, respectively. The hotels encumbered by each mortgage loan are cross-collateralized and require payments of interest only through maturity.
(2)Includes $1.0 million and $1.1 million at March 31, 2026 and December 31, 2025, respectively, related to a fair value adjustment on this mortgage loan from purchase price allocation at hotel property acquisition. This mortgage loan requires payments of interest only through maturity.
(3)Interest rate at March 31, 2026 gives effect to interest rate hedges.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. At March 31, 2026, all mortgage loans were in compliance with the relevant maintenance covenants and were not subject to any cash trap events.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended March 31,
	2026	2025
Senior Notes	$9,688	$9,688
Revolver and Term Loans	13,970	13,534
Mortgage loans	2,127	2,355
Amortization of deferred financing costs	1,892	1,831
Non-cash interest expense related to interest rate hedges	—	144
Total interest expense	$27,677	$27,552

7.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

				Notional value at		Fair value at
Hedge type	Swap rate	Effective Date	Maturity Date	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Swap-cash flow-Daily SOFR	0.56%	July 2021	January 2026	$—	$50,000	$—	$146
Swap-cash flow-Daily SOFR	2.95%	April 2024	April 2027	125,000	125,000	987	697
Swap-cash flow-Daily SOFR	2.85%	April 2024	April 2027	65,000	65,000	587	453
Swap-cash flow-Daily SOFR	2.75%	April 2024	April 2027	60,000	60,000	611	501
Swap-cash flow-Daily SOFR	3.70%	July 2024	July 2027	25,000	25,000	(22)	(147)
Swap-cash flow-Daily SOFR	3.45%	July 2024	July 2027	25,000	25,000	61	(48)
Swap-cash flow-Daily SOFR	3.71%	July 2024	July 2027	25,000	25,000	(24)	(150)
Swap-cash flow-Daily SOFR	3.10%	July 2025	July 2027	25,000	25,000	176	87
Swap-cash flow-Daily SOFR	3.20%	January 2025	January 2028	25,000	25,000	177	43
Swap-cash flow-Daily SOFR	3.40%	January 2025	January 2028	25,000	25,000	87	(60)
Swap-cash flow-Daily SOFR	3.30%	October 2025	October 2028	25,000	25,000	148	(9)
Swap-cash flow-Daily SOFR	3.30%	January 2025	January 2029	25,000	25,000	155	(5)
Swap-cash flow-Daily SOFR	3.19%	January 2026	January 2029	25,000	25,000	231	64
Swap-cash flow-Daily SOFR	3.25%	January 2026	January 2029	50,000	50,000	378	39
Swap-cash flow-Daily SOFR	3.29%	January 2026	January 2029	50,000	50,000	320	(22)
Swap-cash flow-Daily SOFR	3.00%	April 2026	April 2029	25,000	25,000	370	183
Swap-cash flow-Daily SOFR	3.05%	April 2026	April 2029	25,000	25,000	334	147
				$625,000	$675,000	$4,576	$1,919

As of March 31, 2026 and December 31, 2025, the aggregate fair value of the interest rate swap assets of $4.6 million and $2.4 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2025, the aggregate fair value of the interest rate swap liabilities of $0.4 million was included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

As of March 31, 2026 and December 31, 2025, there was approximately $4.6 million and $1.9 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate swaps. There was no ineffectiveness recorded during the three month periods ended March 31, 2026 or 2025. For the three months ended March 31, 2026 and 2025, gains of approximately $0.8 million and $2.8 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. Approximately $3.2 million of the unrealized gains included in accumulated other comprehensive income at March 31, 2026 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$996,992	$967,500	$996,401	$970,000
Revolver and Term Loans, net	1,018,414	1,025,000	1,020,057	1,013,892
Mortgage loans, net	174,964	168,573	180,760	178,457
Debt, net	$2,190,370	$2,161,073	$2,197,218	$2,162,349

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 (in thousands):

	Fair Value at March 31, 2026
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$4,622	$—	$4,622
Interest rate swap liability	—	(46)	—	(46)
Total	$—	$4,576	$—	$4,576

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$2,360	$—	$2,360
Interest rate swap liability	—	(441)	—	(441)
Total	$—	$1,919	$—	$1,919

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2026, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

9.              Income Taxes

The Company accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss ("NOL"), capital loss and tax credit carryforwards.  The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled.  The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company is continuing to provide a full valuation allowance against the deferred tax assets related to the NOL carryforwards of RLJ Lodging Trust Master TRS, Inc., the Company's primary TRS.

The Company had no accruals for tax uncertainties as of March 31, 2026 and December 31, 2025.

10.       Commitments and Contingencies

Restricted Cash Reserves

The Company may be obligated to maintain cash reserve funds for future capital expenditures, real estate taxes, insurance, and other items. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues for future capital expenditures (including the periodic replacement or refurbishment of FF&E). Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of March 31, 2026 and December 31, 2025, approximately $34.4 million and $31.9 million, respectively, was available in the restricted cash reserves for future capital expenditures.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of March 31, 2026, 92 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from three to 25 years. This number includes 36 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.5% and 3.5% of hotel revenues, except for those management agreements that include the benefits of a franchise agreement, which incur a base management fee between 2.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2026 and 2025, the Company incurred management fee expense of approximately $9.8 million and $9.5 million, respectively.

Franchise Agreements

As of March 31, 2026, 53 of the Company’s consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 36 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, three hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee of 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2026 and 2025, the Company incurred franchise fee expense of approximately $15.3 million and $15.7 million, respectively.

11.       Equity

Common Shares of Beneficial Interest

During both the three months ended March 31, 2026 and 2025, the Company declared a cash dividend of $0.15 per common share.

During the three months ended March 31, 2026, the Company did not repurchase and retire any common shares. As of May 4, 2026, the Company's share repurchase program approved in 2025 had a remaining capacity of $245.7 million.

On April 24, 2026, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2026 to May 8, 2027 (the "2026 Share Repurchase
Program"). The terms of the 2026 Share Repurchase Program are the same as the share repurchase program approved in 2025 that expires on May 8, 2026.

During the three months ended March 31, 2025, the Company repurchased and retired approximately 2.2 million common shares for approximately $20.8 million.

Series A Preferred Shares

During both the three months ended March 31, 2026 and 2025, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of March 31, 2026, 770,930 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

On April 24, 2026, the Company's shareholders approved the RLJ Lodging Trust 2026 Equity Incentive Plan (the "2026 Plan"). The maximum number of common shares that will be available for issuance under the 2026 Plan will be equal to the sum of (1) 4,763,000 common shares, (2) the number of shares available for future awards under the 2021 Plan as of the effective date of the 2026 Plan and (3) the number of shares related to awards outstanding under the 2021 Plan as of the effective date of the 2026 Plan that thereafter terminate by expiration or forfeiture, cancellation, or otherwise without the issuance of such shares or that would again be available for issuance under the 2021 Plan. Other than the maximum number of common shares available for issuance under the 2026 Plan, there were no significant changes from the 2021 Plan.

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

A summary of the unvested restricted shares as of March 31, 2026 is as follows:

	2026
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	1,971,739	$9.51
Granted	927,698	8.23
Vested	(720,917)	10.27
Forfeited	—	—
Unvested at March 31, 2026	2,178,520	$8.71

For the three months ended March 31, 2026 and 2025, the Company recognized approximately $2.1 million and $2.3 million, respectively, of share-based compensation expense related to restricted share awards. As of March 31, 2026, there was $16.7 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.2 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the three months ended March 31, 2026 and 2025 was approximately $5.8 million and $6.1 million, respectively.

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
A summary of the performance unit awards is as follows:

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range	Risk Free Interest Rate	Volatility
February 2023 (1)	574,846	$16.90	0% to 200%	4.33%	66.70%
February 2024	703,325	$15.13	0% to 200%	4.43%	35.60%
March 2025	832,322	$11.45	0% to 200%	4.01%	31.10%
(1) In February 2026, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 362,000 restricted shares, all of which vested immediately. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the three months ended March 31, 2026 was approximately $2.8 million.

For the three months ended March 31, 2026 and 2025, the Company recognized approximately $1.6 million and $2.0 million, respectively, of share-based compensation expense related to the performance unit awards. As of March 31, 2026, there was $8.5 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 1.6 years.

 As of March 31, 2026, there were 365,961 common shares available for future grant under the 2021 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

13.       Earnings per Common Share

Basic earnings per common share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period excluding the weighted-average number of unvested restricted shares and unvested performance units outstanding during the period. Diluted earnings per common share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period. The potential shares consist of the unvested restricted share grants and unvested performance units, calculated using the treasury stock method, and convertible Series A Preferred Shares, calculated using the if-converted method. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three months ended March 31, 2026 and 2025, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2026	2025
Numerator:
Net (loss) income attributable to RLJ	$(141)	$3,362
Less: Preferred dividends	(6,279)	(6,279)
Less: Dividends paid on unvested restricted shares	(327)	(286)
Less: Undistributed earnings attributable to unvested restricted shares	—	—
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(6,747)	$(3,203)

Denominator:
Weighted-average number of common shares - basic and diluted	149,323,243	150,909,513

Net loss per share attributable to common shareholders - basic and diluted	$(0.05)	$(0.02)

For the three months ended March 31, 2026 and 2025, an aggregate of 380,362 and 257,792, respectively, of unvested restricted shares and performance units were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive.

14. Segment Information

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

The following table presents information about profit or loss for the hotel segment:

	For the three months ended March 31,
	2026	2025
Revenues
Room revenue	$275,257	$267,654
Food and beverage revenue	39,717	37,513
Other revenue	25,003	22,952
Total revenues	339,977	328,119
Operating expenses
Room expense	72,732	70,851
Food and beverage expense	30,762	29,289
Management and franchise fee expense	25,074	25,202
Other operating expenses	96,426	91,711
Total operating expenses	224,994	217,053
Property tax, insurance and other	26,972	27,203
Other, net (1)	(1,912)	(2,048)
Hotel EBITDA	$89,923	$85,911

(1)    Includes miscellaneous hotel segment income, as well as adjustments for corporate-level expenses, certain non-cash items, and certain other items that the Company considers outside the normal course of operations.

The following table provides a reconciliation of the hotel segment profit and loss to the Company’s consolidated totals:

	For the three months ended March 31,
	2026	2025
(Loss) income before income tax expense	$(85)	$3,466
Depreciation and amortization	47,195	45,788
Interest expense, net of interest income	24,739	24,297
General and administrative	12,979	12,646
Loss (gain) on sale of hotel properties, net	3,647	(1,321)
Other, net	1,448	1,035
Hotel EBITDA	$89,923	$85,911

A measure of segment assets is not currently provided to the CODM and has therefore not been included herein.

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$353,084	$347,526
Restricted cash reserves	34,375	24,868
Cash, cash equivalents, and restricted cash reserves	$387,459	$372,394

Interest paid	$35,621	$35,618

Income taxes paid (refunded)	$155	$(56)

Operating cash flow lease payments for operating leases	$3,222	$3,436

Supplemental investing and financing transactions
In connection with the sales of hotel properties, the Company recorded the following:
Sales price	$—	$24,250
Transaction costs	(28)	(107)
Operating prorations	—	(22)
Proceeds from sales of hotel properties, net	$(28)	$24,121

Supplemental non-cash transactions
Accrued capital expenditures	$10,748	$23,967
Distributions payable	$30,516	$30,346

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

As of March 31, 2026, we owned 93 hotel properties with approximately 20,800 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 91 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 92 hotel properties in which we hold a controlling interest, and we record the real estate interest in the one hotel property in which we hold an indirect 50% non-controlling interest using the equity method of accounting. We lease 92 of the 93 hotel properties to our TRSs, of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership. As of March 31, 2026, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the OP units.

2026 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. The following significant activities have taken place in 2026:

•The completion of a series of refinancing transactions that will allow us to repay the 2026 Senior Notes prior to maturity in July 2026, including:

•The refinancing of two mortgage loans that previously totaled approximately $154.8 million to extend the initial maturities to April 2029 and provide incremental proceeds of $9.6 million, consisting of $23.4 million in additional proceeds and $13.8 million in principal paydowns.

•The recast of our $600.0 million Revolver to extend the initial maturity to February 2030.

•The refinancing of a term loan to extend the scheduled maturity to February 2031 and upsize it to a $569.0 million delayed draw term loan, of which $225.0 million has been funded and $344.0 million of commitments remain available to be drawn by us.

•The issuance of a new $150.0 million delayed draw term loan which matures in February 2033.

•The approval of a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2026 to May 8, 2027.

Our Customers

The majority of our hotels consist of premium-branded, focused-service and compact full-service hotels. As a result of this property profile, the majority of our customers are transient in nature. Transient business typically represents individual business or leisure travelers. The majority of our hotels are located in business districts within major metropolitan areas which benefit from a wide range of demand sources, including corporate, educational, government, leisure and international travel, among others. As a result, macroeconomic or political actions that impact these areas may have a significant effect on our business.

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

We also use non-GAAP measures such as FFO, Adjusted FFO, EBITDA, EBITDAre and Adjusted EBITDA to evaluate the operating performance of our business. For a more in depth discussion of these non-GAAP measures, please refer to the "Non-GAAP Financial Measures" section. In addition, we use Hotel EBITDA, a non-GAAP financial measure, to assess operating performance. For a more in depth discussion of Hotel EBITDA, please refer to Note 14, Segment Information, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. It is possible that the actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is available to us, our business and industry experience, and various other matters that we believe are reasonable and appropriate for consideration under the circumstances. Our Annual Report contains a discussion of our critical accounting policies and estimates. There have been no significant changes to our critical accounting policies and estimates since December 31, 2025.

Results of Operations

At March 31, 2026 and 2025, we owned 93 and 95 hotel properties, respectively.  Based on when a hotel property is acquired or sold, the operating results for certain hotel properties are not comparable for the three months ended March 31, 2026 and 2025. The non-comparable properties include three hotel properties that were sold in 2025.

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

	For the three months ended March 31,
	2026	2025	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$275,257	$267,654	$7,603
Food and beverage revenue	39,717	37,513	2,204
Other revenue	25,003	22,952	2,051
Total revenues	339,977	328,119	11,858
Expenses
Operating expenses
Room expense	72,732	70,851	1,881
Food and beverage expense	30,762	29,289	1,473
Management and franchise fee expense	25,074	25,202	(128)
Other operating expenses	96,426	91,711	4,715
Total property operating expenses	224,994	217,053	7,941
Depreciation and amortization	47,195	45,788	1,407
Property tax, insurance and other	26,972	27,203	(231)
General and administrative	12,979	12,646	333
Transaction costs	32	56	(24)
Total operating expenses	312,172	302,746	9,426
Other income, net	832	888	(56)
Interest income	2,938	3,255	(317)
Interest expense	(27,677)	(27,552)	(125)
(Loss) gain on sale of hotel properties, net	(3,647)	1,321	(4,968)
Loss on extinguishment of indebtedness, net	(373)	—	(373)
(Loss) income before equity in income from unconsolidated joint ventures	(122)	3,285	(3,407)
Equity in income from unconsolidated joint ventures	37	181	(144)
(Loss) income before income tax expense	(85)	3,466	(3,551)
Income tax expense	(264)	(294)	30
Net (loss) income	(349)	3,172	(3,521)
Net loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	34	17	17
Noncontrolling interest in consolidated joint ventures	174	173	1
Net (loss) income attributable to RLJ	(141)	3,362	(3,503)
Preferred dividends	(6,279)	(6,279)	—
Net loss attributable to common shareholders	$(6,420)	$(2,917)	$(3,503)

Revenues

Total revenues increased $11.9 million to $340.0 million for the three months ended March 31, 2026 from $328.1 million for the three months ended March 31, 2025. The increase was the result of a $7.6 million increase in room revenue, a $2.2 million increase in food and beverage revenue and a $2.1 million increase in other revenue.

Room Revenue

Room revenue increased $7.6 million to $275.3 million for the three months ended March 31, 2026 from $267.7 million for the three months ended March 31, 2025.  The increase was the result of a $12.5 million increase in room revenue attributable to the comparable properties and a $4.9 million decrease in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was driven by an increase in leisure and corporate travel, in addition to the ramp up of our recently renovated hotels.

The following are the quarter-to-date key hotel operating statistics for the comparable properties:

	For the three months ended March 31,
	2026	2025
Occupancy	70.8%	69.0%
ADR	$209.91	$205.51
RevPAR	$148.55	$141.80

Food and Beverage Revenue

Food and beverage revenue increased $2.2 million to $39.7 million for the three months ended March 31, 2026 from $37.5 million for the three months ended March 31, 2025. The increase in food and beverage revenue was primarily due to increases in banquet and outlet revenue.

Other Revenue

Other revenue increased $2.1 million to $25.0 million for the three months ended March 31, 2026 from $23.0 million for the three months ended March 31, 2025.  The increase in other revenue was primarily due to an increase in gift shop sales, parking and amenity fees.

Property Operating Expenses

Property operating expenses increased $7.9 million to $225.0 million for the three months ended March 31, 2026 from $217.1 million for the three months ended March 31, 2025. The increase was due to a $11.7 million increase in property operating expenses from the comparable properties partially offset by a $3.8 million decrease in property operating expenses from the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the three months ended March 31,
	2026	2025	$ Change
Room expense	$72,718	$69,703	$3,015
Food and beverage expense	30,772	28,978	1,794
Management and franchise fee expense	25,074	24,594	480
Other operating expenses	96,406	89,999	6,407
Total property operating expenses	$224,970	$213,274	$11,696

The increase in property operating expenses from the comparable properties was primarily due to increases in wages and benefits, as well as increases in room expenses and food expenses and increases in other operating expenses, including increases in utilities.

Depreciation and Amortization

Depreciation and amortization expense increased $1.4 million to $47.2 million for the three months ended March 31, 2026 from $45.8 million for the three months ended March 31, 2025. The increase in depreciation and amortization expense was primarily related to our recently renovated hotels.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $0.2 million to $27.0 million for the three months ended March 31, 2026 from $27.2 million for the three months ended March 31, 2025.

General and Administrative

General and administrative expense increased $0.3 million to $13.0 million for the three months ended March 31, 2026 from $12.6 million for the three months ended March 31, 2025.

Other Income, net

Other income, net decreased $0.1 million to $0.8 million for the three months ended March 31, 2026 from $0.9 million for the three months ended March 31, 2025.

Interest Income

Interest income decreased $0.3 million to $2.9 million for the three months ended March 31, 2026 from $3.3 million for the three months ended March 31, 2025.

Interest Expense

Interest expense increased $0.1 million to $27.7 million for the three months ended March 31, 2026 from $27.6 million for the three months ended March 31, 2025. The components of our interest expense for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	For the three months ended March 31,
	2026	2025	$ Change
Senior Notes	$9,688	$9,688	$—
Revolver and Term Loans	13,970	13,534	436
Mortgage loans	2,127	2,355	(228)
Amortization of deferred financing costs	1,892	1,831	61
Non-cash interest expense related to interest rate hedges	—	144	(144)
Total interest expense	$27,677	$27,552	$125

(Loss) Gain on Sale of Hotel Properties, net

During the three months ended March 31, 2026, we recorded a $3.6 million net loss on the sale of a hotel property, due to the fair value write down related to the sale that is expected to close during the second quarter of 2026. During the three months ended March 31, 2025, we sold one hotel property for a sales price of $24.3 million and recorded a net gain on the sale of $1.3 million.

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

The following table is a reconciliation of our GAAP net (loss) income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Net (loss) income	$(349)	$3,172
Preferred dividends	(6,279)	(6,279)
Depreciation and amortization	47,195	45,788
Loss (gain) on sale of hotel properties, net	3,647	(1,321)
Noncontrolling interest in consolidated joint ventures	174	173
Adjustments related to consolidated joint venture (1)	(50)	(49)
Adjustments related to unconsolidated joint venture (2)	224	244
FFO	44,562	41,728
Transaction costs	32	56
Pre-opening costs (3)	298	399
Loss on extinguishment of indebtedness, net	373	—
Amortization of share-based compensation	3,656	4,349
Non-cash interest expense related to discontinued interest rate hedges	—	144
Other expenses (4)	597	244
Adjusted FFO	$49,518	$46,920

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

The following table is a reconciliation of our GAAP net (loss) income to EBITDA, EBITDAre and Adjusted EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Net (loss) income	$(349)	$3,172
Depreciation and amortization	47,195	45,788
Interest expense, net of interest income	24,739	24,297
Income tax expense	264	294
Adjustments related to unconsolidated joint venture (1)	420	316
EBITDA	72,269	73,867
Loss (gain) on sale of hotel properties, net	3,647	(1,321)
EBITDAre	75,916	72,546
Transaction costs	32	56
Pre-opening costs (2)	298	399
Loss on extinguishment of indebtedness, net	373	—
Amortization of share-based compensation	3,656	4,349
Other expenses (3)	597	244
Adjusted EBITDA	$80,872	$77,594

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

As of March 31, 2026, we had $387.5 million of cash, cash equivalents, and restricted cash reserves as compared to $442.1 million at December 31, 2025.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $26.2 million and $16.3 million for the three months ended March 31, 2026 and 2025, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2026 and 2025.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $28.4 million for the three months ended March 31, 2026 primarily due to capital improvements and additions to our hotel properties and other assets.

The net cash flow used in investing activities totaled $23.7 million for the three months ended March 31, 2025 primarily due to $46.8 million in capital improvements and additions to our hotel properties and other assets and a purchase deposit of $1.0 million. The net cash flow used in investing activities was partially offset by $24.1 million in proceeds from the sale of a hotel property.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $52.4 million for the three months ended March 31, 2026 primarily due to $5.4 million in repayments of mortgage loans, $29.6 million in distributions to shareholders and unitholders, $3.1 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $14.4 million in deferred financing cost payments.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2026, approximately $34.4 million was held in FF&E reserve accounts for future capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2026, we had approximately $1.2 billion of total variable rate debt outstanding (or 53.4% of total indebtedness) with a weighted-average interest rate of 5.14% per annum. After taking into consideration the effect of interest rate swaps, 72.7% of our total indebtedness was fixed or effectively fixed. As of March 31, 2026, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $6.0 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2026, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Fixed rate debt (1)(2)(3)	$500,000	$—	$—	$525,000	$—	$—	$1,025,000
Weighted-average interest rate	3.75%	—%	—%	4.05%	—%	—%	3.90%
Variable rate debt (1)	$—	$500,000	$300,000	$149,400	$—	$225,000	$1,174,400
Weighted-average interest rate (4)	—%	4.89%	5.41%	5.00%	—%	5.41%	5.14%
Total	$500,000	$500,000	$300,000	$674,400	$—	$225,000	$2,199,400

(1)Excludes $6.6 million, $0.5 million and $3.0 million of net deferred financing costs on the Term Loans, mortgage loans and Senior Notes, respectively.
(2)Excludes $1.0 million related to a fair value adjustment on debt from purchase price allocation at hotel property acquisition.
(3)The principal repayments for 2026 include our 2026 Senior Notes maturing in July 2026, which we intend to repay prior to maturity using the incremental proceeds from our first quarter 2026 refinancing transactions, as discussed in Note 6, Debt, to our accompanying consolidated financial statements.
(4)The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements. As of March 31, 2026, the estimated fair value of our fixed rate debt was $991.9 million, which was based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remained constant, we expect the fair value of our debt would decrease by approximately $17.2 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive
Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2026 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended March 31, 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2026 through January 31, 2026	2,484	$7.45	—	33,072,528
February 1, 2026 through February 28, 2026	144,395	$8.29	—	30,639,511
March 1, 2026 through March 31, 2026	252,496	$7.60	—	33,117,100
Total	399,375		—

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

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of the Company’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

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
10.1†
Sixth Amended and Restated Credit Agreement, dated as of February 11, 2026, by and among RLJ Lodging Trust, L.P., RLJ Lodging Trust, Wells Fargo Bank National Association, as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 18, 2026)

10.2
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

RLJ LODGING TRUST

Dated: May 4, 2026	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: May 4, 2026	/s/ NIKHIL BHALLA
Nikhil Bhalla
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: May 4, 2026	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)