Form 10-Q
period 2026-06-30
RLJ Lodging Trust
filed 2026-08-07
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
As of July 31, 2026, 152,375,872 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Investment in hotel properties, net	$4,047,317	$4,112,387
Investment in unconsolidated joint ventures	7,494	7,357
Cash and cash equivalents	937,599	410,160
Restricted cash reserves	35,768	31,901
Hotel and other receivables, net of allowance of $96 and $170, respectively	30,024	29,643
Lease right-of-use assets	122,785	123,524
Prepaid expense and other assets	52,699	27,158
Total assets	$5,233,686	$4,742,130
Liabilities and Equity
Debt, net	$2,695,154	$2,197,218
Accounts payable and other liabilities	156,580	141,568
Advance deposits and deferred revenue	46,400	51,029
Lease liabilities	119,262	118,189
Accrued interest	20,470	20,532
Distributions payable	30,893	30,934
Total liabilities	3,068,759	2,559,470
Commitments and Contingencies (Note 10)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at June 30, 2026 and December 31, 2025	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 152,375,872 and 151,085,078 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,524	1,511
Additional paid-in capital	2,982,795	2,977,616
Distributions in excess of net earnings	(1,206,064)	(1,178,456)
Accumulated other comprehensive income	6,738	1,919
Total shareholders’ equity	2,151,929	2,169,526
Noncontrolling interests:
Noncontrolling interest in the Operating Partnership	5,570	5,696
Noncontrolling interest in consolidated joint ventures	7,428	7,438
Total noncontrolling interests	12,998	13,134
Total equity	2,164,927	2,182,660
Total liabilities and equity	$5,233,686	$4,742,130

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues
Operating revenues
Room revenue	$311,760	$296,101	$587,017	$563,755
Food and beverage revenue	43,735	41,934	83,452	79,447
Other revenue	27,493	25,068	52,496	48,020
Total revenues	382,988	363,103	722,965	691,222
Expenses
Operating expenses
Room expense	77,931	74,565	150,663	145,416
Food and beverage expense	32,093	30,375	62,855	59,664
Management and franchise fee expense	29,321	28,393	54,395	53,595
Other operating expenses	99,727	92,787	196,153	184,498
Total property operating expenses	239,072	226,120	464,066	443,173
Depreciation and amortization	47,496	46,363	94,691	92,151
Property tax, insurance and other	26,784	26,490	53,756	53,693
General and administrative	13,424	11,138	26,403	23,784
Transaction costs	692	56	724	112
Total operating expenses	327,468	310,167	639,640	612,913
Other income, net	987	1,148	1,819	2,036
Interest income	3,265	3,361	6,203	6,616
Interest expense	(28,116)	(27,876)	(55,793)	(55,428)
(Loss) gain on sale of hotel properties, net	(116)	(378)	(3,763)	943
Loss on extinguishment of indebtedness, net	(26)	(34)	(399)	(34)
Income before equity in income (loss) from unconsolidated joint ventures	31,514	29,157	31,392	32,442
Equity in income (loss) from unconsolidated joint ventures	100	(187)	137	(6)
Income before income tax expense	31,614	28,970	31,529	32,436
Income tax expense	(286)	(339)	(550)	(633)
Net income	31,328	28,631	30,979	31,803
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(128)	(113)	(94)	(96)
Noncontrolling interest in consolidated joint ventures	(164)	(65)	10	108
Net income attributable to RLJ	31,036	28,453	30,895	31,815
Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Net income attributable to common shareholders	$24,757	$22,174	$18,338	$19,258

Basic per common share data:
Net income per share attributable to common shareholders	$0.16	$0.15	$0.12	$0.12
Weighted-average number of common shares	149,883,674	149,532,971	149,605,007	150,217,440

Diluted per common share data:
Net income per share attributable to common shareholders	$0.16	$0.15	$0.12	$0.12
Weighted-average number of common shares	150,928,683	149,598,953	150,382,279	150,355,083

Comprehensive income:
Net income	$31,328	$28,631	$30,979	$31,803
Unrealized gain (loss) on interest rate derivatives	2,164	(3,379)	4,819	(8,675)
Comprehensive income	33,492	25,252	35,798	23,128
Comprehensive (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(128)	(113)	(94)	(96)
Noncontrolling interest in consolidated joint ventures	(164)	(65)	10	108
Comprehensive income attributable to RLJ	$33,200	$25,074	$35,714	$23,140

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2025	12,879,475	$366,936	151,085,078	$1,511	$2,977,616	$(1,178,456)	$1,919	$5,696	$7,438	$2,182,660
Net income (loss)	—	—	—	—	—	30,895	—	94	(10)	30,979
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	4,819	—	—	4,819
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(7)	—	(7)
Issuance of restricted stock	—	—	1,741,602	17	(17)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	8,694	—	—	—	—	8,694
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(445,461)	(4)	(3,498)	—	—	—	—	(3,502)
Forfeiture of restricted stock	—	—	(5,347)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(12,557)	—	—	—	(12,557)
Distributions on common shares and units	—	—	—	—	—	(45,946)	—	(213)	—	(46,159)
Balance at June 30, 2026	12,879,475	$366,936	152,375,872	$1,524	$2,982,795	$(1,206,064)	$6,738	$5,570	$7,428	$2,164,927

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at March 31, 2026	12,879,475	$366,936	151,975,812	$1,520	$2,978,612	$(1,207,648)	$4,574	$5,548	$7,264	$2,156,806
Net income	—	—	—	—	—	31,036	—	128	164	31,328
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	2,164	—	—	2,164
Issuance of restricted stock	—	—	451,493	4	(4)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	4,554	—	—	—	—	4,554
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(46,086)	—	(367)	—	—	—	—	(367)
Forfeiture of restricted stock	—	—	(5,347)	—	—	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(23,173)	—	(106)	—	(23,279)
Balance at June 30, 2026	12,879,475	$366,936	152,375,872	$1,524	$2,982,795	$(1,206,064)	$6,738	$5,570	$7,428	$2,164,927

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$30,979	$31,803
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties, net	3,763	(943)
Loss on extinguishment of indebtedness, net	399	34
Depreciation and amortization	94,691	92,151
Amortization of deferred financing costs	3,812	3,732
Non-cash lease expense and other amortization	1,647	2,117
Equity in (income) loss from unconsolidated joint ventures	(137)	6
Amortization of share-based compensation	7,699	7,237
Changes in assets and liabilities:
Hotel and other receivables, net	(382)	(2,275)
Prepaid expense and other assets	(16,838)	(17,656)
Accounts payable and other liabilities	19,851	5,237
Advance deposits and deferred revenue	(4,610)	(3,554)
Accrued interest	(62)	(269)
Net cash flow provided by operating activities	140,812	117,620
Cash flows from investing activities
Proceeds from sales of hotel properties, net	12,623	23,782
Improvements and additions to hotel properties and other assets	(49,037)	(81,968)
Net cash flow used in investing activities	(36,414)	(58,186)
Cash flows from financing activities
Repayment of Revolver	—	(100,000)
Borrowings on Term Loans	494,000	100,000
Proceeds from mortgage loan	23,400	—
Repayments of mortgage loans	(13,750)	—
Repurchase of common shares under share repurchase programs	—	(27,192)
Repurchase of common shares to satisfy employee tax withholding requirements	(3,502)	(3,556)
Distributions on preferred shares	(12,557)	(12,557)
Distributions on common shares	(45,988)	(46,018)
Distributions on and redemption of Operating Partnership units	(220)	(214)
Payments of deferred financing costs	(14,475)	(2,060)
Net cash flow provided by (used in) financing activities	426,908	(91,597)
Net change in cash, cash equivalents, and restricted cash reserves	531,306	(32,163)
Cash, cash equivalents, and restricted cash reserves, beginning of period	442,061	433,325
Cash, cash equivalents, and restricted cash reserves, end of period	$973,367	$401,162

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2026, there were 153,146,802 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of June 30, 2026, the Company owned 92 hotel properties with approximately 20,600 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 90 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 91 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 91 of the 92 hotel properties to its taxable REIT subsidiaries ("TRSs"), of which the Company owns a controlling financial interest.

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
3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Land and improvements	$1,117,792	$1,123,123
Buildings and improvements	4,212,614	4,199,471
Furniture, fixtures and equipment	883,575	873,410
	6,213,981	6,196,004
Accumulated depreciation	(2,166,664)	(2,083,617)
Investment in hotel properties, net	$4,047,317	$4,112,387

For the three and six months ended June 30, 2026, the Company recognized depreciation expense related to its investment in hotel properties of approximately $47.4 million and $94.4 million, respectively. For the three and six months ended June 30, 2025, the Company recognized depreciation expense related to its investment in hotel properties of approximately $46.2 million and $91.9 million, respectively.

4.            Sales of Hotel Properties

In connection with the sales of hotel properties, the Company recorded net losses of $0.1 million and $3.8 million for the three and six months ended June 30, 2026, respectively, and a net loss of $0.4 million and a net gain of $0.9 million for the three and six months ended June 30, 2025, respectively.

On June 4, 2026, the Company sold the 151-room Hyatt Place Fremont Silicon Valley hotel property in Fremont, California for a sales price of $13.2 million.

On March 6, 2025, the Company sold the 181-room Courtyard Atlanta Buckhead hotel property in Atlanta, Georgia for a sales price of $24.3 million.

5.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended June 30, 2026				For the three months ended June 30, 2025
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$41,292	$3,952	$2,478	$47,722	$38,308	$3,499	$2,250	$44,057
Southern California	35,501	4,764	4,940	45,205	34,290	4,466	4,288	43,044
South Florida	30,661	5,812	3,350	39,823	27,982	5,217	2,943	36,142
New York City	20,363	3,440	1,053	24,856	19,230	3,257	934	23,421
Chicago	18,390	2,533	1,052	21,975	15,977	2,376	975	19,328
Louisville	12,854	5,586	931	19,371	13,394	5,750	875	20,019
Washington, DC	18,032	378	673	19,083	16,830	318	807	17,955
Charleston	13,337	3,762	1,159	18,258	12,481	3,443	1,000	16,924
Boston	14,959	1,226	716	16,901	15,124	1,449	616	17,189
Houston	12,971	838	1,110	14,919	12,483	934	1,156	14,573
Other	93,400	11,444	10,031	114,875	90,002	11,225	9,224	110,451
Total	$311,760	$43,735	$27,493	$382,988	$296,101	$41,934	$25,068	$363,103

	For the six months ended June 30, 2026				For the six months ended June 30, 2025
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$85,952	$8,445	$4,837	$99,234	$73,419	$6,962	$4,263	$84,644
South Florida	75,229	12,359	6,560	94,148	68,570	11,359	5,978	85,907
Southern California	65,828	9,597	9,186	84,611	65,167	9,132	7,726	82,025
New York City	33,555	5,185	2,041	40,781	31,520	4,906	1,730	38,156
Chicago	27,196	4,325	1,765	33,286	24,677	4,251	1,603	30,531
Louisville	21,044	9,989	1,739	32,772	22,415	10,330	1,790	34,535
Charleston	22,368	7,119	2,196	31,683	21,077	6,164	1,898	29,139
Washington, DC	29,782	590	1,210	31,582	29,539	483	1,598	31,620
Houston	26,938	1,736	2,207	30,881	25,692	2,042	2,331	30,065
Boston	21,512	2,047	1,247	24,806	22,598	2,440	1,075	26,113
Other	177,613	22,060	19,508	219,181	179,081	21,378	18,028	218,487
Total	$587,017	$83,452	$52,496	$722,965	$563,755	$79,447	$48,020	$691,222

6.              Debt

The Company's debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Senior Notes, net	$997,583	$996,401
Revolver Outstanding	—	—
Term Loans, net	1,507,719	1,020,057
Mortgage loans, net	189,852	180,760
Debt, net	$2,695,154	$2,197,218

During the six months ended June 30, 2026, the Company completed a series of refinancing transactions (the "2026 Refinancing Transactions") that consisted of four components: (i) an extension of the Company’s Revolver (as defined below), (ii) the upsize and recast of an existing term loan, (iii) the issuance of a new seven-year term loan, and (iv) the refinancing of mortgage debt previously scheduled to mature in 2026. The Company used the incremental borrowings from the 2026 Refinancing Transactions to repay the 3.75% senior notes due 2026 (the "2026 Senior Notes") at maturity on July 1, 2026. As a result of the 2026 Refinancing Transactions, the Company’s next scheduled debt maturity (after extension options) occurs in 2029.

Senior Notes

The Company's senior notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
2029 Senior Notes (1)	4.00%	September 2029	$500,000	$500,000
2026 Senior Notes (1)(2)	3.75%	July 2026	500,000	500,000
			1,000,000	1,000,000
Deferred financing costs, net			(2,417)	(3,599)
Total senior notes, net			$997,583	$996,401
(1)    Requires payment of interest only through maturity.
(2)    The Company repaid the 2026 Senior Notes at maturity on July 1, 2026, using the incremental proceeds from the 2026 Refinancing Transactions.

The indenture governing the 2029 Senior Notes contains customary covenants that limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to incur additional debt, create liens on assets, make distributions and pay dividends, make certain types of investments, issue guarantees of indebtedness, and make certain restricted payments. These limitations are subject to a number of exceptions and qualifications set forth in the indenture.

A summary of the various restrictive covenants for the 2029 Senior Notes are as follows:

	Covenant	Compliance June 30, 2026
Maintenance Covenant
Unencumbered Asset to Unencumbered Debt Ratio	> 150.0%	Yes
Incurrence Covenants
Consolidated Indebtedness less than Adjusted Total Assets	< .65x	Yes
Consolidated Secured Indebtedness less than Adjusted Total Assets	< .45x	Yes
Interest Coverage Ratio	> 1.5x	Yes

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
•$569.0 million delayed draw term loan with a scheduled maturity date of February 11, 2031 (the "$569 Million Term Loan Maturing 2031"), of which $225.0 million was drawn in February 2026 and $344.0 million was drawn on June 30, 2026; and
•$150.0 million delayed draw term loan with a scheduled maturity date of February 11, 2033 (the "$150 Million Term Loan Maturing 2033"), which was fully drawn by the Company on June 30, 2026.
The $500 Million Term Loan Maturing 2027, the $300 Million Term Loan Maturing 2028, the $569 Million Term Loan Maturing 2031, and the $150 Million Term Loan Maturing 2033 are collectively referred to as the "Term Loans."

The Company's unsecured credit facilities consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at June 30, 2026 (1)	Maturity Date	June 30, 2026	December 31, 2025
Revolver (2)	—%	February 2030	$—	$—
$500 Million Term Loan Maturing 2027	5.06%	September 2027 (3)	500,000	500,000
$300 Million Term Loan Maturing 2028	5.40%	April 2028 (3)	300,000	300,000
$569 Million Term Loan Maturing 2031 (4)	5.40%	February 2031	569,000	225,000
$150 Million Term Loan Maturing 2033 (5)	5.80%	February 2033	150,000	—
			1,519,000	1,025,000
Deferred financing costs, net (6)			(11,281)	(4,943)
Total Revolver and Term Loans, net			$1,507,719	$1,020,057

(1)Interest rate at June 30, 2026 gives effect to interest rate hedges.
(2)At both June 30, 2026 and December 31, 2025, there was $600.0 million of borrowing capacity on the Revolver. In February 2026, the Company amended its Revolver. The amendment extends the maturity date of the Revolver to February 2030. The Company has the ability to extend the maturity date for an additional one-year period or up to two six-month periods ending February 2031 if certain conditions are satisfied.
(3)This term loan includes two one-year extension options at the Company's discretion, subject to certain conditions.
(4)In February 2026, the Company refinanced this term loan, extending the scheduled maturity date to February 2031 and upsizing the facility to a $569.0 million delayed draw term loan. The Company drew $225.0 million in February 2026 and the remaining $344.0 million on June 30, 2026.
(5)In February 2026, the Company entered into a new $150.0 million delayed draw term loan which matures in February 2033 and was fully drawn by the Company on June 30, 2026.
(6)Excludes $7.0 million and $2.2 million as of June 30, 2026 and December 31, 2025, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

The Company paid approximately $6.0 million in lender fees and legal costs in connection with the Revolver refinancing and approximately $8.0 million in lender fees and legal costs in connection with the term loan refinancing transactions in February 2026.

The Revolver and Term Loans are subject to various financial covenants. A summary of such covenants is as follows:

	Covenant	Compliance June 30, 2026
Leverage ratio (1)	<= 7.25x	Yes
Fixed charge coverage ratio (2)	>= 1.50x	Yes
Secured indebtedness ratio	<= 45.0%	Yes
Unencumbered indebtedness ratio (3)	<= 60.0%	Yes
Unencumbered debt service coverage ratio	>= 2.00x	Yes

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

Mortgage Loans

The Company's mortgage loans consisted of the following (dollars in thousands):

					Carrying Value at
	Number of Assets Encumbered	Interest Rate at June 30, 2026		Maturity Date	June 30, 2026	December 31, 2025
Mortgage loan (1)	3	5.17%	(3)	April 2029	$91,700	$69,750
Mortgage loan (1)	4	5.16%	(3)	April 2029	72,700	85,000
Mortgage loan (2)	1	5.06%		January 2029	25,932	26,112
	8				190,332	180,862
Deferred financing costs, net					(480)	(102)
Total mortgage loans, net					$189,852	$180,760

(1)In January 2026, the Company amended these mortgage loans, extending the initial maturity date to April 2029, with two one-year extension options at the Company's discretion, subject to certain conditions. During the six months ended June 30, 2026, the Company received additional proceeds of $23.4 million on the $69.8 million mortgage loan with the addition of another hotel property previously unencumbered, while paying down $1.5 million and $12.3 million on the $69.8 million and $85.0 million mortgage loans, respectively. The hotels encumbered by each mortgage loan are cross-collateralized and require payments of interest only through maturity.
(2)Includes $0.9 million and $1.1 million at June 30, 2026 and December 31, 2025, respectively, related to a fair value adjustment on this mortgage loan from purchase price allocation at hotel property acquisition. This mortgage loan requires payments of interest only through maturity.
(3)Interest rate at June 30, 2026 gives effect to interest rate hedges.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. At June 30, 2026, all mortgage loans were in compliance with the relevant maintenance covenants and were not subject to any cash trap events.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Senior Notes	$9,688	$9,688	$19,375	$19,375
Revolver and Term Loans	14,167	13,757	28,138	27,292
Mortgage loans	2,396	2,386	4,523	4,741
Amortization of deferred financing costs	1,920	1,901	3,812	3,732
Non-cash interest expense related to interest rate hedges	(78)	144	(78)	288
Undesignated interest rate caps	23	—	23	—
Total interest expense	$28,116	$27,876	$55,793	$55,428

7.              Derivatives and Hedging Activities

The following interest rate swaps have been designated as cash flow hedges (in thousands):

				Notional value at		Fair value at
Hedge type	Swap rate	Effective Date	Maturity Date	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Swap-cash flow-Daily SOFR	0.56%	July 2021	January 2026	$—	$50,000	$—	$146
Swap-cash flow-Daily SOFR	2.95%	April 2024	April 2027	125,000	125,000	1,031	697
Swap-cash flow-Daily SOFR	3.70%	July 2024	July 2027	25,000	25,000	53	(147)
Swap-cash flow-Daily SOFR	3.45%	July 2024	July 2027	25,000	25,000	121	(48)
Swap-cash flow-Daily SOFR	3.71%	July 2024	July 2027	25,000	25,000	51	(150)
Swap-cash flow-Daily SOFR	3.10%	July 2025	July 2027	25,000	25,000	215	87
Swap-cash flow-Daily SOFR	3.20%	January 2025	January 2028	25,000	25,000	283	43
Swap-cash flow-Daily SOFR	3.40%	January 2025	January 2028	25,000	25,000	205	(60)
Swap-cash flow-Daily SOFR	3.30%	October 2025	October 2028	25,000	25,000	336	(9)
Swap-cash flow-Daily SOFR	3.30%	January 2025	January 2029	25,000	25,000	358	(5)
Swap-cash flow-Daily SOFR	3.19%	January 2026	January 2029	25,000	25,000	427	64
Swap-cash flow-Daily SOFR	3.25%	January 2026	January 2029	50,000	50,000	778	39
Swap-cash flow-Daily SOFR	3.29%	January 2026	January 2029	50,000	50,000	726	(22)
Swap-cash flow-Daily SOFR	3.00%	April 2026	April 2029	25,000	25,000	585	183
Swap-cash flow-Daily SOFR	3.05%	April 2026	April 2029	25,000	25,000	551	147
Swap-cash flow-Daily SOFR (1)	3.55%	June 2026	April 2029	65,000	65,000	553	453
Swap-cash flow-Daily SOFR (2)	3.52%	June 2026	April 2029	60,000	60,000	559	501
				$625,000	$675,000	$6,832	$1,919

(1)In June 2026, the Company terminated the original swap and entered into a new swap with the same notional amount, extending the maturity date from April 2027 to April 2029 and increasing the swap rate from 2.85% to 3.55%. The Company dedesignated the original cash flow hedge, and $0.5 million of unrealized gains in accumulated other comprehensive income will be reclassified to earnings over the remaining term of the original swap. The new swap was designated as a cash flow hedge upon inception. Its initial fair value of $0.6 million was recorded in accumulated other comprehensive income and will be reclassified to earnings over the remaining term of the new swap. The amounts presented for December 31, 2025 relate to the terminated swap.
(2)In June 2026, the Company terminated the original swap and entered into a new swap with the same notional amount, extending the maturity date from April 2027 to April 2029 and increasing the swap rate from 2.75% to 3.52%. The Company dedesignated the original cash flow hedge, and $0.6 million of unrealized gains in accumulated other comprehensive income will be reclassified to earnings over the remaining term of the original swap. The new swap was designated as a cash flow hedge upon inception. Its initial fair value of $0.6 million was recorded in accumulated other comprehensive income and will be reclassified to earnings over the remaining term of the new swap. The amounts presented for December 31, 2025 relate to the terminated swap.

As of June 30, 2026 and December 31, 2025, the aggregate fair value of the interest rate swap assets of $6.8 million and $2.4 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2025, the aggregate fair value of the interest rate swap liabilities of $0.4 million was included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

As of June 30, 2026 and December 31, 2025, there was approximately $6.7 million and $1.9 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate swaps. There was no ineffectiveness recorded during the three or six month periods ended June 30, 2026 or 2025. For the three and six months ended June 30, 2026, gains of approximately $0.8 million and $1.5 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. For the three and six months ended June 30, 2025, gains of approximately $2.8 million and $5.5 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. Approximately $4.4 million of the unrealized gains included in accumulated other comprehensive income at June 30, 2026 is expected to be reclassified into earnings within the next 12 months.

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

•Debt — The Company estimated the fair value of the Senior Notes by using publicly available trading prices, which are Level 1 inputs in the fair value hierarchy, except for the 2026 Senior Notes at June 30, 2026, which the Company estimated by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms, which are Level 3 inputs in the fair value hierarchy. The Company repaid the 2026 Senior Notes at maturity on July 1, 2026. The Company estimated the fair value of the Revolver and Term Loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms, which are Level 2 and Level 3 inputs in the fair value hierarchy. The Company estimated the fair value of the mortgage loans by using a discounted cash flow model and incorporating various inputs and assumptions for the effective borrowing rates for debt with similar terms and the loan to estimated fair value of the collateral, which are Level 3 inputs in the fair value hierarchy.

The fair value of the Company's debt was as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$997,583	$975,558	$996,401	$970,000
Revolver and Term Loans, net	1,507,719	1,522,353	1,020,057	1,013,892
Mortgage loans, net	189,852	186,563	180,760	178,457
Debt, net	$2,695,154	$2,684,474	$2,197,218	$2,162,349

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets measured at fair value on a recurring basis as of June 30, 2026 (in thousands):

	Fair Value at June 30, 2026
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$6,832	$—	$6,832
Total	$—	$6,832	$—	$6,832

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$2,360	$—	$2,360
Interest rate swap liability	—	(441)	—	(441)
Total	$—	$1,919	$—	$1,919

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2026, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of June 30, 2026 and December 31, 2025.

10.       Commitments and Contingencies

Restricted Cash Reserves

The Company may be obligated to maintain cash reserve funds for future capital expenditures, real estate taxes, insurance, and other items. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues for future capital expenditures (including the periodic replacement or refurbishment of FF&E). Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of June 30, 2026 and December 31, 2025, approximately $35.8 million and $31.9 million, respectively, was available in the restricted cash reserves for future capital expenditures.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of June 30, 2026, 91 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from three to 25 years. This number includes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.5% and 3.5% of hotel revenues, except for those management agreements that include the benefits of a franchise agreement, which incur a base management fee between 2.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2026, the Company incurred management fee expense of approximately $11.3 million and $21.1 million, respectively. For the three and six months ended June 30, 2025, the Company incurred management fee expense of approximately $10.9 million and $20.4 million, respectively.

Franchise Agreements

As of June 30, 2026, 53 of the Company’s consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, three hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2026, the Company incurred franchise fee expense of approximately $18.0 million and $33.3 million, respectively. For the three and six months ended June 30, 2025, the Company incurred franchise fee expense of approximately $17.5 million and $33.2 million, respectively.

11.       Equity

Common Shares of Beneficial Interest

During the six months ended June 30, 2026 and 2025, the Company declared a cash dividend of $0.15 per common share in each of the first and second quarters of 2026 and 2025.

On April 24, 2026, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2026 to May 8, 2027 (the "2026 Share Repurchase
Program"). During the six months ended June 30, 2026, the Company did not repurchase and retire any common shares. As of June 30, 2026, the 2026 Share Repurchase Program had a remaining capacity of $250.0 million.

During the six months ended June 30, 2025, the Company repurchased and retired approximately 3.1 million common shares for approximately $27.2 million.

Series A Preferred Shares

During the six months ended June 30, 2026 and 2025, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first and second quarters of 2026 and 2025.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of June 30, 2026, 770,930 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

12.       Equity Incentive Plan

The Company may issue share-based awards to officers, employees, non-employee trustees and other eligible persons under the RLJ Lodging Trust 2026 Equity Incentive Plan (the "2026 Plan"), which was approved by the Company's shareholders on April 24, 2026. The 2026 Plan provides for a maximum of 8,731,417 common shares to be issued in the form of share options, share appreciation rights, restricted share awards, unrestricted share awards, share units, dividend equivalent rights, performance awards, long-term incentive units, other equity-based awards and cash.

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

A summary of the unvested restricted shares as of June 30, 2026 is as follows:

	2026
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	1,971,739	$9.51
Granted	1,379,191	8.41
Vested	(885,202)	9.92
Forfeited	(5,347)	7.76
Unvested at June 30, 2026	2,460,381	$8.75

For the three and six months ended June 30, 2026, the Company recognized approximately $2.2 million and $4.3 million, respectively, of share-based compensation expense related to restricted share awards. For the three and six months ended June 30, 2025, the Company recognized approximately $2.2 million and $4.5 million, respectively, of share-based compensation expense related to restricted share awards. As of June 30, 2026, there was $18.1 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 2.1 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the six months ended June 30, 2026 and 2025 was approximately $7.1 million and $7.3 million, respectively.

Performance Units

The Company aligns its executive officers with its long-term investors by awarding a significant percentage of their equity compensation in the form of multi-year performance unit awards that use both absolute and relative total shareholder return as the primary metrics. The performance units vest at the end of a three year period (the “performance units measurement period”).
The performance units granted in 2024 through 2026 may convert into restricted shares at a range of 0% to 200% of the number of performance units granted contingent upon the Company achieving a relative shareholder return over the measurement period at specified percentiles of the peer group, as defined by the award agreements. These performance units are subject to modification based on the Company's absolute total shareholder return performance as follows: (1) if at the end of the measurement period the relative total shareholder return performance exceeds target and absolute total shareholder return is less than zero, payouts will be reduced by 25%, but not below target and (2) if the absolute total shareholder return is down more than 15% during the entire measurement period, the maximum payout will be capped at 115% of target. The performance units granted prior to 2024 may convert into restricted shares at a range of 0% to 200% of the number of performance units granted contingent upon the Company achieving an absolute total shareholder return (25% of award) and a relative shareholder return (75% of award) over the measurement period at specified percentiles of the peer group, as defined by the award agreements.
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
A summary of the performance unit awards is as follows:

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range	Risk Free Interest Rate	Volatility
February 2023 (1)	574,846	$16.90	0% to 200%	4.33%	66.70%
February 2024	703,325	$15.13	0% to 200%	4.43%	35.60%
March 2025	832,322	$11.45	0% to 200%	4.01%	31.10%
May 2026	1,027,585	$12.11	0% to 200%	3.88%	29.20%
(1) In February 2026, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 362,000 restricted shares, all of which vested immediately. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the six months ended June 30, 2026 was approximately $2.8 million.

For the three and six months ended June 30, 2026, the Company recognized approximately $1.8 million and $3.4 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and six months ended June 30, 2025, the Company recognized approximately $0.7 million and $2.7 million, respectively, of share-based compensation expense related to the performance unit awards. As of June 30, 2026, there was $18.3 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 2.1 years.

 As of June 30, 2026, there were 3,757,205 common shares available for future grant under the 2026 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and six months ended June 30, 2026 and 2025, since the limited partners’ share of income would also be added back to net income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to RLJ	$31,036	$28,453	$30,895	$31,815
Less: Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Less: Dividends paid on unvested restricted shares	(369)	(300)	(696)	(586)
Less: Undistributed earnings attributable to unvested restricted shares	(31)	—	—	—
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$24,357	$21,874	$17,642	$18,672

Denominator:
Weighted-average number of common shares - basic	149,883,674	149,532,971	149,605,007	150,217,440
Unvested restricted shares	422,357	55,741	387,083	133,859
Unvested performance units	622,652	10,241	390,189	3,784
Weighted-average number of common shares - diluted	150,928,683	149,598,953	150,382,279	150,355,083

Net income per share attributable to common shareholders - basic	$0.16	$0.15	$0.12	$0.12

Net income per share attributable to common shareholders - diluted	$0.16	$0.15	$0.12	$0.12

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

The hotel segment revenues are derived from the operation of hotel properties. The hotel segment generates room revenue by renting hotel rooms to customers at the Company’s hotel properties. The hotel segment generates food and beverage revenue from the sale of food and beverage to customers at the Company’s hotel properties. The hotel segment generates other revenue from parking fees, amenity fees, gift shop sales and other guest service fees at the Company’s hotel properties.

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

The following table presents information about profit or loss for the hotel segment:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues
Room revenue	$311,760	$296,101	$587,017	$563,755
Food and beverage revenue	43,735	41,934	83,452	79,447
Other revenue	27,493	25,068	52,496	48,020
Total revenues	382,988	363,103	722,965	691,222
Operating expenses
Room expense	77,931	74,565	150,663	145,416
Food and beverage expense	32,093	30,375	62,855	59,664
Management and franchise fee expense	29,321	28,393	54,395	53,595
Other operating expenses	99,727	92,787	196,153	184,498
Total operating expenses	239,072	226,120	464,066	443,173
Property tax, insurance and other	26,784	26,490	53,756	53,693
Other, net (1)	(2,485)	(2,895)	(4,397)	(4,943)
Hotel EBITDA	$119,617	$113,388	$209,540	$199,299

(1)    Includes miscellaneous hotel segment income, as well as adjustments for corporate-level expenses, certain non-cash items, and certain other items that the Company considers outside the normal course of operations.

The following table provides a reconciliation of the hotel segment profit and loss to the Company’s consolidated totals:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Income before income tax expense	$31,614	$28,970	$31,529	$32,436
Depreciation and amortization	47,496	46,363	94,691	92,151
Interest expense, net of interest income	24,851	24,515	49,590	48,812
General and administrative	13,424	11,138	26,403	23,784
Loss (gain) on sale of hotel properties, net	116	378	3,763	(943)
Other, net	2,116	2,024	3,564	3,059
Hotel EBITDA	$119,617	$113,388	$209,540	$199,299

A measure of segment assets is not currently provided to the CODM and has therefore not been included herein.

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$937,599	$373,896
Restricted cash reserves	35,768	27,266
Cash, cash equivalents, and restricted cash reserves	$973,367	$401,162

Interest paid	$52,031	$51,780

Income taxes paid	$739	$871

Operating cash flow lease payments for operating leases	$6,995	$7,020

Right-of-use asset and lease liability adjustments due to remeasurement	$1,523	$—

Supplemental investing and financing transactions
In connection with the sales of hotel properties, the Company recorded the following:
Sales price	$13,187	$24,250
Transaction costs	(559)	(446)
Operating prorations	(5)	(22)
Proceeds from sales of hotel properties, net	$12,623	$23,782

Supplemental non-cash transactions
Accrued capital expenditures	$15,979	$22,698
Distributions payable	$30,893	$30,390

16.       Subsequent Events

The Company drew $494.0 million on its delayed draw term loans on June 30, 2026. The Company subsequently used these borrowings, as well as other incremental borrowings from the 2026 Refinancing Transactions, to repay the 2026 Senior Notes at maturity on July 1, 2026, as discussed in Note 6, Debt.

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

As of June 30, 2026, we owned 92 hotel properties with approximately 20,600 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 90 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 91 hotel properties in which we hold a controlling interest, and we record the real estate interest in the one hotel property in which we hold an indirect 50% non-controlling interest using the equity method of accounting. We lease 91 of the 92 hotel properties to our TRSs, of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership. As of June 30, 2026, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the OP units.

2026 Significant Activities

Our significant activities reflect our commitment to creating long-term shareholder value through enhancing our hotel portfolio's quality, recycling capital and maintaining a prudent capital structure. The following significant activities have taken place in 2026:

•The completion of the 2026 Refinancing Transactions, which allowed us to repay the 2026 Senior Notes at maturity on July 1, 2026, including:

•The refinancing of two mortgage loans that previously totaled approximately $154.8 million to extend the initial maturities to April 2029 and provide incremental proceeds of $9.6 million, consisting of $23.4 million in additional proceeds and $13.8 million in principal paydowns.

•The recast of our $600.0 million Revolver to extend the initial maturity to February 2030.

•The refinancing of a term loan to extend the scheduled maturity to February 2031 and upsize it to a $569.0 million delayed draw term loan, of which $225.0 million was funded in February 2026 and $344.0 million was drawn on June 30, 2026.

•The issuance of a new $150.0 million delayed draw term loan which was fully drawn on June 30, 2026 and matures in February 2033.

•The approval of a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2026 to May 8, 2027.

•The sale of one hotel property for a sales price of $13.2 million.

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

Our Revenues and Expenses

Our revenues are primarily derived from the operation of hotels, including the sale of rooms, food and beverage revenue and other revenue, which consists of parking fees, amenity fees, gift shop sales and other guest service fees.

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

Results of Operations

At June 30, 2026 and 2025, we owned 92 and 95 hotel properties, respectively.  Based on when a hotel property is acquired or sold, the operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2026 and 2025. The non-comparable properties include four hotel properties that were sold in 2026 and 2025.

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

	For the three months ended June 30,
	2026	2025	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$311,760	$296,101	$15,659
Food and beverage revenue	43,735	41,934	1,801
Other revenue	27,493	25,068	2,425
Total revenues	382,988	363,103	19,885
Expenses
Operating expenses
Room expense	77,931	74,565	3,366
Food and beverage expense	32,093	30,375	1,718
Management and franchise fee expense	29,321	28,393	928
Other operating expenses	99,727	92,787	6,940
Total property operating expenses	239,072	226,120	12,952
Depreciation and amortization	47,496	46,363	1,133
Property tax, insurance and other	26,784	26,490	294
General and administrative	13,424	11,138	2,286
Transaction costs	692	56	636
Total operating expenses	327,468	310,167	17,301
Other income, net	987	1,148	(161)
Interest income	3,265	3,361	(96)
Interest expense	(28,116)	(27,876)	(240)
Loss on sale of hotel properties, net	(116)	(378)	262
Loss on extinguishment of indebtedness, net	(26)	(34)	8
Income before equity in income (loss) from unconsolidated joint ventures	31,514	29,157	2,357
Equity in income (loss) from unconsolidated joint ventures	100	(187)	287
Income before income tax expense	31,614	28,970	2,644
Income tax expense	(286)	(339)	53
Net income	31,328	28,631	2,697
Net income attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(128)	(113)	(15)
Noncontrolling interest in consolidated joint ventures	(164)	(65)	(99)
Net income attributable to RLJ	31,036	28,453	2,583
Preferred dividends	(6,279)	(6,279)	—
Net income attributable to common shareholders	$24,757	$22,174	$2,583

Revenues

Total revenues increased $19.9 million to $383.0 million for the three months ended June 30, 2026 from $363.1 million for the three months ended June 30, 2025. The increase was the result of a $15.7 million increase in room revenue, a $1.8 million increase in food and beverage revenue and a $2.4 million increase in other revenue.

Room Revenue

Room revenue increased $15.7 million to $311.8 million for the three months ended June 30, 2026 from $296.1 million for the three months ended June 30, 2025.  The increase was the result of a $19.8 million increase in room revenue attributable to the comparable properties partially offset by a $4.1 million decrease in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was driven by an increase in leisure, corporate and government travel, in addition to the ramp up of our recently renovated hotels.

The following are the quarter-to-date key hotel operating statistics for the comparable properties:

	For the three months ended June 30,
	2026	2025
Occupancy	77.0%	75.6%
ADR	$217.18	$206.96
RevPAR	$167.15	$156.52

Food and Beverage Revenue

Food and beverage revenue increased $1.8 million to $43.7 million for the three months ended June 30, 2026 from $41.9 million for the three months ended June 30, 2025. The increase in food and beverage revenue was primarily due to increases in banquet and outlet revenue.

Other Revenue

Other revenue increased $2.4 million to $27.5 million for the three months ended June 30, 2026 from $25.1 million for the three months ended June 30, 2025. The increase in other revenue was primarily due to an increase in gift shop sales, parking and amenity fees.

Property Operating Expenses

Property operating expenses increased $13.0 million to $239.1 million for the three months ended June 30, 2026 from $226.1 million for the three months ended June 30, 2025. The increase was due to a $15.9 million increase in property operating expenses from the comparable properties partially offset by a $3.0 million decrease in property operating expenses from the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the three months ended June 30,
	2026	2025	$ Change
Room expense	$77,552	$73,255	$4,297
Food and beverage expense	32,087	30,138	1,949
Management and franchise fee expense	29,248	27,836	1,412
Other operating expenses	99,394	91,138	8,256
Total property operating expenses	$238,281	$222,367	$15,914

The increase in property operating expenses from the comparable properties was primarily due to increases in wages and benefits, as well as increases in room expenses and food expenses and increases in other operating expenses, including increases in sales and marketing, administrative and general, and utilities. In addition, there was an increase in fees and costs based on revenue, including management and franchise fees.

Depreciation and Amortization

Depreciation and amortization expense increased $1.1 million to $47.5 million for the three months ended June 30, 2026 from $46.4 million for the three months ended June 30, 2025. The increase in depreciation and amortization expense was primarily related to our recently renovated hotels.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $0.3 million to $26.8 million for the three months ended June 30, 2026 from $26.5 million for the three months ended June 30, 2025. An increase in property taxes, including due to higher property tax appeal benefits recognized in the prior period compared to the current period, was offset by lower property insurance premiums in the current period.

General and Administrative

General and administrative expense increased $2.3 million to $13.4 million for the three months ended June 30, 2026 from $11.1 million for the three months ended June 30, 2025. The increase was primarily due to higher compensation expense compared with the prior year, which included a $1.6 million benefit from forfeited performance units related to the departure of Company executives during the three months ended June 30, 2025.

Other Income, net

Other income, net decreased $0.2 million to $1.0 million for the three months ended June 30, 2026 from $1.1 million for the three months ended June 30, 2025.

Interest Income

Interest income decreased $0.1 million to $3.3 million for the three months ended June 30, 2026 from $3.4 million for the three months ended June 30, 2025.

Interest Expense

Interest expense increased $0.2 million to $28.1 million for the three months ended June 30, 2026 from $27.9 million for the three months ended June 30, 2025. The components of our interest expense for the three months ended June 30, 2026 and 2025 were as follows (in thousands):

	For the three months ended June 30,
	2026	2025	$ Change
Senior Notes	$9,688	$9,688	$—
Revolver and Term Loans	14,167	13,757	410
Mortgage loans	2,396	2,386	10
Amortization of deferred financing costs	1,920	1,901	19
Non-cash interest expense related to interest rate hedges	(78)	144	(222)
Undesignated interest rate caps	23	—	23
Total interest expense	$28,116	$27,876	$240

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

	For the six months ended June 30,
	2026	2025	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$587,017	$563,755	$23,262
Food and beverage revenue	83,452	79,447	4,005
Other revenue	52,496	48,020	4,476
Total revenues	722,965	691,222	31,743
Expenses
Operating expenses
Room expense	150,663	145,416	5,247
Food and beverage expense	62,855	59,664	3,191
Management and franchise fee expense	54,395	53,595	800
Other operating expenses	196,153	184,498	11,655
Total property operating expenses	464,066	443,173	20,893
Depreciation and amortization	94,691	92,151	2,540
Property tax, insurance and other	53,756	53,693	63
General and administrative	26,403	23,784	2,619
Transaction costs	724	112	612
Total operating expenses	639,640	612,913	26,727
Other income, net	1,819	2,036	(217)
Interest income	6,203	6,616	(413)
Interest expense	(55,793)	(55,428)	(365)
(Loss) gain on sale of hotel properties, net	(3,763)	943	(4,706)
Loss on extinguishment of indebtedness, net	(399)	(34)	(365)
Income before equity in income (loss) from unconsolidated joint ventures	31,392	32,442	(1,050)
Equity in income (loss) from unconsolidated joint ventures	137	(6)	143
Income before income tax expense	31,529	32,436	(907)
Income tax expense	(550)	(633)	83
Net income	30,979	31,803	(824)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(94)	(96)	2
Noncontrolling interest in consolidated joint ventures	10	108	(98)
Net income attributable to RLJ	30,895	31,815	(920)
Preferred dividends	(12,557)	(12,557)	—
Net income attributable to common shareholders	$18,338	$19,258	$(920)

Revenues

Total revenues increased $31.7 million to $723.0 million for the six months ended June 30, 2026 from $691.2 million for the six months ended June 30, 2025. The increase was the result of a $23.3 million increase in room revenue, a $4.0 million increase in food and beverage revenue and a $4.5 million increase in other revenue.

Room Revenue

Room revenue increased $23.3 million to $587.0 million for the six months ended June 30, 2026 from $563.8 million for the six months ended June 30, 2025.  The increase was the result of a $32.0 million increase in room revenue attributable to the comparable properties partially offset by a $8.7 million decrease in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was driven by an increase in leisure, corporate and government travel, in addition to the ramp up of our recently renovated hotels.

The following are the year-to-date key hotel operating statistics for the comparable properties:

	For the six months ended June 30,
	2026	2025
Occupancy	73.9%	72.4%
ADR	$213.93	$206.49
RevPAR	$158.10	$149.46

Food and Beverage Revenue

Food and beverage revenue increased $4.0 million to $83.5 million for the six months ended June 30, 2026 from $79.4 million for the six months ended June 30, 2025. The increase in food and beverage revenue was primarily due to increases in banquet and outlet revenue.

Other Revenue

Other revenue increased $4.5 million to $52.5 million for the six months ended June 30, 2026 from $48.0 million for the six months ended June 30, 2025.  The increase in other revenue was primarily due to an increase in gift shop sales, parking, cancellation fees and amenity fees.

Property Operating Expenses

Property operating expenses increased $20.9 million to $464.1 million for the six months ended June 30, 2026 from $443.2 million for the six months ended June 30, 2025. The increase was due to a $27.4 million increase in property operating expenses from the comparable properties partially offset by a $6.5 million decrease in property operating expenses from the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the six months ended June 30,
	2026	2025	$ Change
Room expense	$149,860	$142,614	$7,246
Food and beverage expense	62,819	59,083	3,736
Management and franchise fee expense	54,216	52,353	1,863
Other operating expenses	195,337	180,765	14,572
Total property operating expenses	$462,232	$434,815	$27,417

The increase in property operating expenses from the comparable properties was primarily due to increases in wages and benefits, as well as increases in room expenses and food expenses and increases in other operating expenses, including increases in sales and marketing, administrative and general, and utilities. In addition, there was an increase in fees and costs based on revenue, including management and franchise fees.

Depreciation and Amortization

Depreciation and amortization expense increased $2.5 million to $94.7 million for the six months ended June 30, 2026 from $92.2 million for the six months ended June 30, 2025. The increase in depreciation and amortization expense was primarily related to our recently renovated hotels.

Property Tax, Insurance and Other

Property tax, insurance and other expense increased $0.1 million to $53.8 million for the six months ended June 30, 2026 from $53.7 million for the six months ended June 30, 2025. An increase in property taxes, including due to higher property tax appeal benefits recognized in the prior period compared to the current period, was offset by lower property insurance premiums in the current period.

General and Administrative

General and administrative expense increased $2.6 million to $26.4 million for the six months ended June 30, 2026 from $23.8 million for the six months ended June 30, 2025. The increase was primarily due to professional fees and compensation expense, including a $1.6 million benefit in the prior year as a result of performance unit forfeitures related to the departure of Company executives during the six months ended June 30, 2025.

Other Income, net

Other income, net decreased $0.2 million to $1.8 million for the six months ended June 30, 2026 from $2.0 million for the six months ended June 30, 2025.

Interest Income

Interest income decreased $0.4 million to $6.2 million for the six months ended June 30, 2026 from $6.6 million for the six months ended June 30, 2025.

Interest Expense

Interest expense increased $0.4 million to $55.8 million for the six months ended June 30, 2026 from $55.4 million for the six months ended June 30, 2025. The components of our interest expense for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	For the six months ended June 30,
	2026	2025	$ Change
Senior Notes	$19,375	$19,375	$—
Revolver and Term Loans	28,138	27,292	846
Mortgage loans	4,523	4,741	(218)
Amortization of deferred financing costs	3,812	3,732	80
Non-cash interest expense related to interest rate hedges	(78)	288	(366)
Undesignated interest rate caps	23	—	23
Total interest expense	$55,793	$55,428	$365

(Loss) Gain on Sale of Hotel Properties, net

During the six months ended June 30, 2026, we sold one hotel property for a sales price of $13.2 million and recorded a net loss on sale of $3.8 million. During the six months ended June 30, 2025, we sold one hotel property for a sales price of $24.3 million and recorded a net gain on sale of $0.9 million.

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

The following table is a reconciliation of our GAAP net income to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net income	$31,328	$28,631	$30,979	$31,803
Preferred dividends	(6,279)	(6,279)	(12,557)	(12,557)
Depreciation and amortization	47,496	46,363	94,691	92,151
Loss (gain) on sale of hotel properties, net	116	378	3,763	(943)
Noncontrolling interest in consolidated joint ventures	(164)	(65)	10	108
Adjustments related to consolidated joint venture (1)	(50)	(49)	(100)	(98)
Adjustments related to unconsolidated joint venture (2)	225	237	449	481
FFO	72,672	69,216	117,235	110,945
Transaction costs	692	56	724	112
Pre-opening costs (3)	573	52	871	451
Loss on extinguishment of indebtedness, net	26	34	399	34
Amortization of share-based compensation	4,042	2,888	7,699	7,237
Non-cash income tax benefit	(18)	—	(18)	—
Non-cash interest expense related to discontinued interest rate hedges	(78)	144	(78)	288
Other expenses (4)	618	268	1,215	512
Adjusted FFO	$78,527	$72,658	$128,047	$119,579

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

The following table is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net income	$31,328	$28,631	$30,979	$31,803
Depreciation and amortization	47,496	46,363	94,691	92,151
Interest expense, net of interest income	24,851	24,515	49,590	48,812
Income tax expense	286	339	550	633
Adjustments related to unconsolidated joint venture (1)	365	484	785	800
EBITDA	104,326	100,332	176,595	174,199
Loss (gain) on sale of hotel properties, net	116	378	3,763	(943)
EBITDAre	104,442	100,710	180,358	173,256
Transaction costs	692	56	724	112
Pre-opening costs (2)	573	52	871	451
Loss on extinguishment of indebtedness, net	26	34	399	34
Amortization of share-based compensation	4,042	2,888	7,699	7,237
Other expenses (3)	618	268	1,215	512
Adjusted EBITDA	$110,393	$104,008	$191,266	$181,602

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

As of June 30, 2026, we had $973.4 million of cash, cash equivalents, and restricted cash reserves as compared with $442.1 million at December 31, 2025. The increase was primarily attributable to $494.0 million drawn under two term loans on June 30, 2026, the proceeds of which were used to repay the 2026 Senior Notes at maturity on July 1, 2026, as discussed in Note 6, Debt, to our accompanying consolidated financial statements.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $140.8 million and $117.6 million for the six months ended June 30, 2026 and 2025, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the six months ended June 30, 2026 and 2025.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $36.4 million for the six months ended June 30, 2026 primarily due to $49.0 million in capital improvements and additions to our hotel properties and other assets. The net cash flow used in investing activities was partially offset by $12.6 million in proceeds from the sale of a hotel property.
The net cash flow used in investing activities totaled $58.2 million for the six months ended June 30, 2025 primarily due to $82.0 million in capital improvements and additions to our hotel properties and other assets. The net cash flow used in investing activities was partially offset by $23.8 million in proceeds from the sale of a hotel property.

Cash flows from Financing Activities

The net cash flow provided by financing activities totaled $426.9 million for the six months ended June 30, 2026 primarily due to $494.0 million in borrowings on term loans and $23.4 million in borrowings on a mortgage loan. The net cash flow provided by financing activities was partially offset by $13.8 million in repayments of mortgage loans, $58.8 million in distributions to shareholders and unitholders, $3.5 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $14.5 million in deferred financing cost payments.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2026, approximately $35.8 million was held in FF&E reserve accounts for future capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2026, we had approximately $1.7 billion of total variable rate debt outstanding (or 62.2% of total indebtedness) with a weighted-average interest rate of 5.31% per annum. After taking into consideration the effect of interest rate swaps, 60.9% of our total indebtedness was fixed or effectively fixed. As of June 30, 2026, if market interest rates on our variable rate debt not subject to interest rate swaps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $8.5 million annually, taking into account our existing contractual hedging arrangements.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2026, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Fixed rate debt (1)(2)(3)	$500,000	$—	$—	$525,000	$—	$—	$1,025,000
Weighted-average interest rate	3.75%	—%	—%	4.05%	—%	—%	3.90%
Variable rate debt (1)	$—	$500,000	$300,000	$164,400	$—	$719,000	$1,683,400
Weighted-average interest rate (4)	—%	5.06%	5.40%	5.16%	—%	5.49%	5.31%
Total	$500,000	$500,000	$300,000	$689,400	$—	$719,000	$2,708,400

(1)Excludes $11.3 million, $0.5 million and $2.4 million of net deferred financing costs on the Term Loans, mortgage loans and Senior Notes, respectively.
(2)Excludes $0.9 million related to a fair value adjustment on debt from purchase price allocation at hotel property acquisition.
(3)The principal repayments for 2026 include our 2026 Senior Notes, which we repaid at maturity on July 1, 2026 using the incremental proceeds from the 2026 Refinancing Transactions, as discussed in Note 6, Debt, to our accompanying consolidated financial statements.
(4)The weighted-average interest rate gives effect to interest rate swaps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements. As of June 30, 2026, the estimated fair value of our fixed rate debt was $999.9 million, which was based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remained constant, we expect the fair value of our debt would decrease by approximately $15.2 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive
Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2026 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended June 30, 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2026 through April 30, 2026	46,086	$7.97	—	29,821,466
May 1, 2026 through May 31, 2026	—	$—	—	25,693,731
June 1, 2026 through June 30, 2026	—	$—	—	21,097,046
Total	46,086		—

(1)Reflects surrendered common shares owned by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the RLJ Lodging Trust 2021 Equity Incentive Plan.
(2)The 2026 Share Repurchase Program to acquire up to an aggregate of $250.0 million of common and preferred shares was approved on April 24, 2026 and is set to expire on May 8, 2027. The prior share repurchase program expired on May 8, 2026. The maximum number of shares that may yet be repurchased under a share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of the Company’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

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

3.6	Third Amended and Restated Bylaws of RLJ Lodging Trust (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on May 5, 2016)
10.1	RLJ Lodging Trust 2026 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-295530) filed on May 4, 2026)
10.2*	Form of Restricted Share Agreement
10.3*	Form of Performance Share Unit Agreement
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document	Submitted electronically with this report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)	Submitted electronically with this report
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLJ LODGING TRUST

Dated: August 7, 2026	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: August 7, 2026	/s/ NIKHIL BHALLA
Nikhil Bhalla
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: August 7, 2026	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)