Form 10-Q
period 2026-09-30
RLJ Lodging Trust
filed 2026-11-05
CIK 1511337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
As of October 29, 2026, 152,336,663 common shares of beneficial interest of the Registrant, $0.01 par value per share, were outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
RLJ Lodging Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Investment in hotel properties, net	$3,922,238	$4,112,387
Investment in unconsolidated joint ventures	7,234	7,357
Cash and cash equivalents	448,342	410,160
Restricted cash reserves	37,485	31,901
Hotel and other receivables, net of allowance of $208 and $170, respectively	31,568	29,643
Lease right-of-use assets	121,610	123,524
Prepaid expense and other assets	52,344	27,158
Hotel properties held for sale, net	105,847	—
Total assets	$4,726,668	$4,742,130
Liabilities and Equity
Debt, net	$2,196,326	$2,197,218
Accounts payable and other liabilities	168,505	141,568
Advance deposits and deferred revenue	49,149	51,029
Lease liabilities	118,630	118,189
Accrued interest	5,822	20,532
Distributions payable	31,239	30,934
Liabilities associated with hotel properties held for sale	5,257	—
Total liabilities	2,574,928	2,559,470
Commitments and Contingencies (Note 10)
Equity
Shareholders’ equity:
Preferred shares of beneficial interest, $0.01 par value, 50,000,000 shares authorized
Series A Cumulative Convertible Preferred Shares, $0.01 par value, 12,950,000 shares authorized; 12,879,475 shares issued and outstanding, liquidation value of $328,266, at September 30, 2026 and December 31, 2025	366,936	366,936
Common shares of beneficial interest, $0.01 par value, 450,000,000 shares authorized; 152,336,663 and 151,085,078 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,523	1,511
Additional paid-in capital	2,987,969	2,977,616
Distributions in excess of net earnings	(1,230,993)	(1,178,456)
Accumulated other comprehensive income	13,416	1,919
Total shareholders’ equity	2,138,851	2,169,526
Noncontrolling interests:
Noncontrolling interest in the Operating Partnership	5,447	5,696
Noncontrolling interest in consolidated joint ventures	7,442	7,438
Total noncontrolling interests	12,889	13,134
Total equity	2,151,740	2,182,660
Total liabilities and equity	$4,726,668	$4,742,130

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues
Operating revenues
Room revenue	$288,366	$267,367	$875,383	$831,122
Food and beverage revenue	38,183	36,884	121,635	116,331
Other revenue	27,927	25,794	80,423	73,814
Total revenues	354,476	330,045	1,077,441	1,021,267
Expenses
Operating expenses
Room expense	78,239	74,685	228,902	220,101
Food and beverage expense	30,693	29,314	93,548	88,978
Management and franchise fee expense	26,826	25,253	81,221	78,848
Other operating expenses	102,640	94,112	298,793	278,610
Total property operating expenses	238,398	223,364	702,464	666,537
Depreciation and amortization	47,723	46,996	142,414	139,147
Property tax, insurance and other	24,636	26,647	78,392	80,340
General and administrative	13,325	11,782	39,728	35,566
Transaction costs	142	128	866	240
Total operating expenses	324,224	308,917	963,864	921,830
Other income, net	1,034	670	2,853	2,706
Interest income	3,666	3,502	9,869	10,118
Interest expense	(29,831)	(28,309)	(85,624)	(83,737)
Gain (loss) on sale of hotel properties, net	9	(141)	(3,754)	802
Loss on extinguishment of indebtedness, net	—	—	(399)	(34)
Income (loss) before equity in loss from unconsolidated joint ventures	5,130	(3,150)	36,522	29,292
Equity in loss from unconsolidated joint ventures	(260)	(307)	(123)	(313)
Income (loss) before income tax expense	4,870	(3,457)	36,399	28,979
Income tax expense	(294)	(341)	(844)	(974)
Net income (loss)	4,576	(3,798)	35,555	28,005
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	6	52	(88)	(44)
Noncontrolling interest in consolidated joint ventures	(14)	10	(4)	118
Net income (loss) attributable to RLJ	4,568	(3,736)	35,463	28,079
Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Net (loss) income attributable to common shareholders	$(1,711)	$(10,015)	$16,627	$9,243

Basic per common share data:
Net (loss) income per share attributable to common shareholders	$(0.01)	$(0.07)	$0.10	$0.06
Weighted-average number of common shares	149,915,491	149,129,419	149,709,639	149,850,781

Diluted per common share data:
Net (loss) income per share attributable to common shareholders	$(0.01)	$(0.07)	$0.10	$0.06
Weighted-average number of common shares	149,915,491	149,129,419	150,903,798	149,987,216

Comprehensive income (loss):
Net income (loss)	$4,576	$(3,798)	$35,555	$28,005
Unrealized gain (loss) on interest rate derivatives	6,678	(2,221)	11,497	(10,896)
Comprehensive income (loss)	11,254	(6,019)	47,052	17,109
Comprehensive loss (income) attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	6	52	(88)	(44)
Noncontrolling interest in consolidated joint ventures	(14)	10	(4)	118
Comprehensive income (loss) attributable to RLJ	$11,246	$(5,957)	$46,960	$17,183

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at December 31, 2025	12,879,475	$366,936	151,085,078	$1,511	$2,977,616	$(1,178,456)	$1,919	$5,696	$7,438	$2,182,660
Net income	—	—	—	—	—	35,463	—	88	4	35,555
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	11,497	—	—	11,497
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(18)	—	(18)
Issuance of restricted stock	—	—	1,741,602	17	(17)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	13,867	—	—	—	—	13,867
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	(445,461)	(4)	(3,498)	—	—	—	—	(3,502)
Forfeiture of restricted stock	—	—	(44,556)	(1)	1	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(18,836)	—	—	—	(18,836)
Distributions on common shares and units	—	—	—	—	—	(69,164)	—	(319)	—	(69,483)
Balance at September 30, 2026	12,879,475	$366,936	152,336,663	$1,523	$2,987,969	$(1,230,993)	$13,416	$5,447	$7,442	$2,151,740

The accompanying notes are an integral part of these consolidated financial statements.

RLJ Lodging Trust
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)
(unaudited)

	Shareholders’ Equity							Noncontrolling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of net earnings	Accumulated Other Comprehensive Income	Operating Partnership	Consolidated Joint Ventures	Total Equity
Balance at June 30, 2026	12,879,475	$366,936	152,375,872	$1,524	$2,982,795	$(1,206,064)	$6,738	$5,570	$7,428	$2,164,927
Net income (loss)	—	—	—	—	—	4,568	—	(6)	14	4,576
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	6,678	—	—	6,678
Redemption of Operating Partnership units	—	—	—	—	—	—	—	(11)	—	(11)
Amortization of share-based compensation	—	—	—	—	5,173	—	—	—	—	5,173
Forfeiture of restricted stock	—	—	(39,209)	(1)	1	—	—	—	—	—
Distributions on preferred shares	—	—	—	—	—	(6,279)	—	—	—	(6,279)
Distributions on common shares and units	—	—	—	—	—	(23,218)	—	(106)	—	(23,324)
Balance at September 30, 2026	12,879,475	$366,936	152,336,663	$1,523	$2,987,969	$(1,230,993)	$13,416	$5,447	$7,442	$2,151,740

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

RLJ Lodging Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$35,555	$28,005
Adjustments to reconcile net income to cash flow provided by operating activities:
Loss (gain) on sale of hotel properties, net	3,754	(802)
Loss on extinguishment of indebtedness, net	399	34
Depreciation and amortization	142,414	139,147
Amortization of deferred financing costs	5,617	5,632
Non-cash lease expense and other amortization	1,844	3,155
Equity in loss from unconsolidated joint ventures	123	313
Amortization of share-based compensation	12,317	11,280
Changes in assets and liabilities:
Hotel and other receivables, net	(1,926)	(4,931)
Prepaid expense and other assets	(10,156)	(9,503)
Accounts payable and other liabilities	31,140	17,960
Advance deposits and deferred revenue	3,396	640
Accrued interest	(14,710)	(10,009)
Net cash flow provided by operating activities	209,767	180,921
Cash flows from investing activities
Proceeds from sales of hotel properties, net	12,632	23,638
Improvements and additions to hotel properties and other assets	(76,171)	(111,711)
Net cash flow used in investing activities	(63,539)	(88,073)
Cash flows from financing activities
Repayment of Revolver	—	(100,000)
Borrowings on Term Loans	494,000	100,000
Repayment of 2026 Senior Notes	(500,000)	—
Proceeds from mortgage loan	23,400	—
Repayments of mortgage loans	(13,750)	—
Repurchase of common shares under share repurchase programs	—	(28,591)
Repurchase of common shares to satisfy employee tax withholding requirements	(3,502)	(3,556)
Distributions on preferred shares	(18,836)	(18,836)
Distributions on common shares	(68,859)	(68,705)
Distributions on and redemption of Operating Partnership units	(337)	(320)
Payments of deferred financing costs	(14,578)	(2,104)
Net cash flow used in financing activities	(102,462)	(122,112)
Net change in cash, cash equivalents, and restricted cash reserves	43,766	(29,264)
Cash, cash equivalents, and restricted cash reserves, beginning of period	442,061	433,325
Cash, cash equivalents, and restricted cash reserves, end of period	$485,827	$404,061

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

Substantially all of the Company’s assets and liabilities are held by, and all of its operations are conducted through, RLJ Lodging Trust, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2026, there were 153,106,692 units of limited partnership interest in the Operating Partnership ("OP units") outstanding and the Company owned, through a combination of direct and indirect interests, 99.5% of the outstanding OP units.

As of September 30, 2026, the Company owned 92 hotel properties with approximately 20,600 rooms, located in 23 states and the District of Columbia.  The Company, through wholly-owned subsidiaries, owned a 100% interest in 90 of its hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. The Company consolidates its real estate interests in the 91 hotel properties in which it holds a controlling interest, and the Company records the real estate interest in the one hotel property in which it holds an indirect 50% non-controlling interest using the equity method of accounting. The Company leases 91 of the 92 hotel properties to its taxable REIT subsidiaries ("TRSs"), of which the Company owns a controlling financial interest.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which clarifies and enhances hedge accounting guidance. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. The Company utilizes interest rate derivative instruments, typically interest rate swaps and caps, to mitigate exposure to interest rate changes. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and related disclosures.
3.              Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Land and improvements	$1,100,279	$1,123,123
Buildings and improvements	4,069,838	4,199,471
Furniture, fixtures and equipment	846,758	873,410
	6,016,875	6,196,004
Accumulated depreciation	(2,094,637)	(2,083,617)
Investment in hotel properties, net	$3,922,238	$4,112,387

For the three and nine months ended September 30, 2026, the Company recognized depreciation expense related to its investment in hotel properties of approximately $47.6 million and $142.0 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized depreciation expense related to its investment in hotel properties of approximately $46.8 million and $138.7 million, respectively.

4.            Sales of Hotel Properties and Hotel Properties Held for Sale

In connection with the sales of hotel properties, the Company recorded a net loss of $3.8 million for the nine months ended September 30, 2026, and a net loss of $0.1 million and a net gain of $0.8 million for the three and nine months ended September 30, 2025, respectively.

On June 4, 2026, the Company sold the 151-room Hyatt Place Fremont Silicon Valley hotel property in Fremont, California for a sales price of $13.2 million.

As of September 30, 2026, the Company had entered into a purchase and sale agreement to sell a portfolio of seven hotel properties with 1,057 rooms located near Midway Airport in Chicago, Illinois. The transaction closed on October 8, 2026 for aggregate consideration of approximately $110.0 million, consisting of approximately $90.0 million of cash received at closing and approximately $20.0 million of seller financing. The seller financing requires annual principal payments, with the remaining balance due at maturity in three years, subject to a one-year extension option. As of September 30, 2026, these hotel properties were classified as held for sale and included in hotel properties held for sale, net, in the accompanying consolidated balance sheet.

The following table summarizes the major classes of assets held for sale as of September 30, 2026 (in thousands):

September 30, 2026
Land and improvements	$18,187
Buildings and improvements	159,213
Furniture, fixtures and equipment	48,060
225,460
Accumulated depreciation	(119,613)
Hotel properties held for sale, net	$105,847

As of September 30, 2026, liabilities associated with hotel properties held for sale included key money obligations of approximately $5.3 million owed to franchisors. The buyer assumed the key money obligations at closing.

On March 6, 2025, the Company sold the 181-room Courtyard Atlanta Buckhead hotel property in Atlanta, Georgia for a sales price of $24.3 million.

5.          Revenue

The Company recognized revenue from the following geographic markets (in thousands):

	For the three months ended September 30, 2026				For the three months ended September 30, 2025
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Southern California	$38,862	$4,982	$5,456	$49,300	$36,583	$5,074	$5,035	$46,692
Northern California	42,417	3,169	2,864	48,450	38,636	2,961	2,461	44,058
South Florida	20,860	4,236	3,324	28,420	19,956	3,884	2,824	26,664
Chicago	22,092	2,272	983	25,347	18,413	2,501	1,064	21,978
New York City	20,947	2,946	1,022	24,915	19,535	2,547	1,020	23,102
Boston	14,911	940	829	16,680	13,975	1,266	891	16,132
Louisville	9,679	4,822	904	15,405	8,947	4,797	924	14,668
Washington, DC	14,065	297	579	14,941	12,319	354	739	13,412
Charleston	9,387	3,042	1,112	13,541	9,003	2,880	1,030	12,913
Houston	8,476	697	974	10,147	9,400	753	1,052	11,205
Other	86,670	10,780	9,880	107,330	80,600	9,867	8,754	99,221
Total	$288,366	$38,183	$27,927	$354,476	$267,367	$36,884	$25,794	$330,045

	For the nine months ended September 30, 2026				For the nine months ended September 30, 2025
	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue	Room Revenue	Food and Beverage Revenue	Other Revenue	Total Revenue
Northern California	$128,369	$11,613	$7,702	$147,684	$112,056	$9,922	$6,724	$128,702
Southern California	104,690	14,579	14,642	133,911	101,750	14,206	12,760	128,716
South Florida	96,089	16,595	9,884	122,568	88,526	15,243	8,802	112,571
New York City	54,502	8,132	3,063	65,697	51,055	7,454	2,749	61,258
Chicago	49,287	6,597	2,749	58,633	43,091	6,751	2,667	52,509
Louisville	30,723	14,811	2,643	48,177	31,362	15,126	2,714	49,202
Washington, DC	43,847	887	1,788	46,522	41,858	837	2,337	45,032
Charleston	31,756	10,161	3,308	45,225	30,080	9,044	2,928	42,052
Boston	36,423	2,987	2,077	41,487	36,573	3,707	1,966	42,246
Houston	35,414	2,434	3,181	41,029	35,092	2,795	3,383	41,270
Other	264,283	32,839	29,386	326,508	259,679	31,246	26,784	317,709
Total	$875,383	$121,635	$80,423	$1,077,441	$831,122	$116,331	$73,814	$1,021,267

6.              Debt

The Company's debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Senior Notes, net	$497,774	$996,401
Revolver Outstanding	—	—
Term Loans, net	1,508,747	1,020,057
Mortgage loans, net	189,805	180,760
Debt, net	$2,196,326	$2,197,218

During the nine months ended September 30, 2026, the Company completed a series of refinancing transactions (the "2026 Refinancing Transactions") that consisted of four components: (i) an extension of the Company’s Revolver (as defined below), (ii) the upsize and recast of an existing term loan, (iii) the issuance of a new seven-year term loan, and (iv) the refinancing of mortgage debt previously scheduled to mature in 2026. The Company used the incremental borrowings from the 2026 Refinancing Transactions to repay the 3.75% senior notes due 2026 (the "2026 Senior Notes") at maturity on July 1, 2026. As a result of the 2026 Refinancing Transactions, the Company’s next scheduled debt maturity (after extension options) occurs in 2029.

Senior Notes

The Company's senior notes (collectively, the "Senior Notes") consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
2029 Senior Notes (1)	4.00%	September 2029	$500,000	$500,000
2026 Senior Notes (2)	N/A	N/A	—	500,000
			500,000	1,000,000
Deferred financing costs, net			(2,226)	(3,599)
Total senior notes, net			$497,774	$996,401
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

A summary of the various restrictive covenants for the 2029 Senior Notes are as follows:

	Covenant	Compliance September 30, 2026
Maintenance Covenant
Unencumbered Asset to Unencumbered Debt Ratio	> 150.0%	Yes
Incurrence Covenants
Consolidated Indebtedness less than Adjusted Total Assets	< .65x	Yes
Consolidated Secured Indebtedness less than Adjusted Total Assets	< .45x	Yes
Interest Coverage Ratio	> 1.5x	Yes

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
•$569.0 million delayed draw term loan with a scheduled maturity date of February 11, 2031 (the "$569 Million Term Loan Maturing 2031"), which was fully drawn as of September 30, 2026; and
•$150.0 million delayed draw term loan with a scheduled maturity date of February 11, 2033 (the "$150 Million Term Loan Maturing 2033"), which was fully drawn as of September 30, 2026.
The $500 Million Term Loan Maturing 2027, the $300 Million Term Loan Maturing 2028, the $569 Million Term Loan Maturing 2031, and the $150 Million Term Loan Maturing 2033 are collectively referred to as the "Term Loans."

The Company's unsecured credit facilities consisted of the following (dollars in thousands):

			Carrying Value at
	Interest Rate at September 30, 2026 (1)	Maturity Date	September 30, 2026	December 31, 2025
Revolver (2)	—%	February 2030	$—	$—
$500 Million Term Loan Maturing 2027	4.97%	September 2027 (3)	500,000	500,000
$300 Million Term Loan Maturing 2028	5.51%	April 2028 (3)	300,000	300,000
$569 Million Term Loan Maturing 2031 (4)	5.51%	February 2031	569,000	225,000
$150 Million Term Loan Maturing 2033 (5)	5.91%	February 2033	150,000	—
			1,519,000	1,025,000
Deferred financing costs, net (6)			(10,253)	(4,943)
Total Revolver and Term Loans, net			$1,508,747	$1,020,057

(1)Interest rate at September 30, 2026 gives effect to interest rate hedges.
(2)At both September 30, 2026 and December 31, 2025, there was $600.0 million of borrowing capacity on the Revolver. In February 2026, the Company amended its Revolver. The amendment extends the maturity date of the Revolver to February 2030. The Company has the ability to extend the maturity date for an additional one-year period or up to two six-month periods ending February 2031 if certain conditions are satisfied.
(3)This term loan includes two one-year extension options at the Company's discretion, subject to certain conditions.

(4)In February 2026, the Company refinanced this term loan, extending the scheduled maturity date to February 2031 and upsizing the facility to a $569.0 million delayed draw term loan which was fully drawn as of September 30, 2026.
(5)In February 2026, the Company entered into a new $150.0 million delayed draw term loan which matures in February 2033 and was fully drawn as of September 30, 2026.
(6)Excludes $6.5 million and $2.2 million as of September 30, 2026 and December 31, 2025, respectively, related to deferred financing costs on the Revolver, which are included in prepaid expense and other assets in the accompanying consolidated balance sheets.

The Company paid approximately $6.0 million in lender fees and legal costs in connection with the Revolver refinancing and approximately $8.0 million in lender fees and legal costs in connection with the term loan refinancing transactions in February 2026.

The Revolver and Term Loans are subject to various financial covenants. A summary of such covenants is as follows:

	Covenant	Compliance September 30, 2026
Leverage ratio (1)	<= 7.25x	Yes
Fixed charge coverage ratio (2)	>= 1.50x	Yes
Secured indebtedness ratio	<= 45.0%	Yes
Unencumbered indebtedness ratio (3)	<= 60.0%	Yes
Unencumbered debt service coverage ratio	>= 2.00x	Yes

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

Mortgage Loans

The Company's mortgage loans consisted of the following (dollars in thousands):

					Carrying Value at
	Number of Assets Encumbered	Interest Rate at September 30, 2026		Maturity Date	September 30, 2026	December 31, 2025
Mortgage loan (1)	3	5.21%	(3)	April 2029	$91,700	$69,750
Mortgage loan (1)	4	5.20%	(3)	April 2029	72,700	85,000
Mortgage loan (2)	1	5.06%		January 2029	25,841	26,112
	8				190,241	180,862
Deferred financing costs, net					(436)	(102)
Total mortgage loans, net					$189,805	$180,760

(1)In January 2026, the Company amended these mortgage loans, extending the initial maturity date to April 2029, with two one-year extension options at the Company's discretion, subject to certain conditions. During the nine months ended September 30, 2026, the Company received additional proceeds of $23.4 million on the $69.8 million mortgage loan with the addition of another hotel property previously unencumbered, while paying down $1.5 million and $12.3 million on the $69.8 million and $85.0 million mortgage loans, respectively. The hotels encumbered by each mortgage loan are cross-collateralized and require payments of interest only through maturity.
(2)Includes $0.8 million and $1.1 million at September 30, 2026 and December 31, 2025, respectively, related to a fair value adjustment on this mortgage loan from purchase price allocation at hotel property acquisition. This mortgage loan requires payments of interest only through maturity.
(3)Interest rate at September 30, 2026 gives effect to interest rate hedges.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. At September 30, 2026, all mortgage loans were in compliance with the relevant maintenance covenants and were not subject to any cash trap events.

Interest Expense

The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Senior Notes	$5,000	$9,695	$24,375	$29,070
Revolver and Term Loans	20,986	13,551	49,123	40,841
Mortgage loans	2,473	3,019	6,997	7,761
Amortization of deferred financing costs	1,806	1,900	5,617	5,632
Non-cash interest expense related to interest rate hedges	(234)	144	(311)	433
Undesignated interest rate caps	(200)	—	(177)	—
Total interest expense	$29,831	$28,309	$85,624	$83,737

7.              Derivatives and Hedging Activities

The following represents the Company's interest rate swaps and caps (in thousands):

				Notional value at		Fair value at
Hedge type (1)	Swap/cap rate	Effective Date	Maturity Date	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Swap-cash flow-Daily SOFR	0.56%	July 2021	January 2026	$—	$50,000	$—	$146
Swap-cash flow-Daily SOFR	2.95%	April 2024	April 2027	125,000	125,000	953	697
Swap-cash flow-Daily SOFR	3.70%	July 2024	July 2027	25,000	25,000	110	(147)
Swap-cash flow-Daily SOFR	3.45%	July 2024	July 2027	25,000	25,000	163	(48)
Swap-cash flow-Daily SOFR	3.71%	July 2024	July 2027	25,000	25,000	109	(150)
Swap-cash flow-Daily SOFR	3.10%	July 2025	July 2027	25,000	25,000	234	87
Swap-cash flow-Daily SOFR	3.20%	January 2025	January 2028	25,000	25,000	413	43
Swap-cash flow-Daily SOFR	3.40%	January 2025	January 2028	25,000	25,000	346	(60)
Swap-cash flow-Daily SOFR	4.59%	July 2027	July 2028	25,000	—	56	—
Swap-cash flow-Daily SOFR	4.60%	July 2027	July 2028	25,000	—	54	—
Swap-cash flow-Daily SOFR	3.30%	October 2025	October 2028	25,000	25,000	662	(9)
Swap-cash flow-Daily SOFR	3.30%	January 2025	January 2029	25,000	25,000	736	(5)
Swap-cash flow-Daily SOFR	3.19%	January 2026	January 2029	25,000	25,000	800	64
Swap-cash flow-Daily SOFR	3.25%	January 2026	January 2029	50,000	50,000	1,528	39
Swap-cash flow-Daily SOFR	3.29%	January 2026	January 2029	50,000	50,000	1,481	(22)
Swap-cash flow-Daily SOFR	4.58%	July 2027	January 2029	25,000	—	88	—
Swap-cash flow-Daily SOFR	4.59%	July 2027	January 2029	25,000	—	84	—
Swap-cash flow-Daily SOFR	3.00%	April 2026	April 2029	25,000	25,000	1,006	183
Swap-cash flow-Daily SOFR	3.05%	April 2026	April 2029	25,000	25,000	975	147
Swap-cash flow-Daily SOFR (2)	3.55%	June 2026	April 2029	65,000	65,000	1,770	453
Swap-cash flow-Daily SOFR (3)	3.52%	June 2026	April 2029	60,000	60,000	1,678	501
Swap-cash flow-Daily SOFR	4.54%	July 2027	July 2029	50,000	—	260	—
Swap-cash flow-Daily SOFR	4.56%	July 2027	July 2029	25,000	—	117	—
Swap-cash flow-Daily SOFR	4.58%	July 2027	July 2029	25,000	—	110	—
Cap-Daily SOFR	4.00%	June 2026	June 2027	200,000	—	415	—
Cap-Daily SOFR	4.00%	June 2026	June 2027	100,000	—	236	—
				$1,125,000	$675,000	$14,384	$1,919

(1)All interest rate swaps have been designated as cash flow hedges, while the interest rate caps are not designated as hedging instruments for accounting purposes.
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
(3)In June 2026, the Company terminated the original swap and entered into a new swap with the same notional amount, extending the maturity date from April 2027 to April 2029 and increasing the swap rate from 2.75% to 3.52%. The Company dedesignated the original cash flow hedge, and $0.6 million of unrealized gains in accumulated other comprehensive income will be reclassified to earnings over the remaining term of the original swap. The new swap was designated as a cash flow hedge upon inception. Its initial fair value of $0.6 million was recorded in accumulated other comprehensive income and will be reclassified to earnings over the remaining term of the new swap. The amounts presented for December 31, 2025 relate to the terminated swap.

As of September 30, 2026 and December 31, 2025, the aggregate fair value of the interest rate swap and cap assets of $14.4 million and $2.4 million, respectively, was included in prepaid expense and other assets in the accompanying consolidated balance sheets. As of December 31, 2025, the aggregate fair value of the interest rate swap liabilities of $0.4 million was included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

As of September 30, 2026 and December 31, 2025, there was approximately $13.4 million and $1.9 million, respectively, of unrealized gains included in accumulated other comprehensive income related to interest rate swaps. There was no ineffectiveness recorded during the three or nine month periods ended September 30, 2026 or 2025. For the three and nine months ended September 30, 2026, gains of approximately $0.8 million and $2.4 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. For the three and nine months ended September 30, 2025, gains of approximately $2.5 million and $8.1 million, respectively, included in accumulated other comprehensive income were reclassified into interest expense for the interest rate swaps. Approximately $6.1 million of the unrealized gains included in accumulated other comprehensive income at September 30, 2026 is expected to be reclassified into earnings within the next 12 months.

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

The fair value of the Company's debt was as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net	$497,774	$465,000	$996,401	$970,000
Revolver and Term Loans, net	1,508,747	1,519,000	1,020,057	1,013,892
Mortgage loans, net	189,805	186,672	180,760	178,457
Debt, net	$2,196,326	$2,170,672	$2,197,218	$2,162,349

Recurring Fair Value Measurements

The following table presents the Company’s fair value hierarchy for those financial assets measured at fair value on a recurring basis as of September 30, 2026 (in thousands):

	Fair Value at September 30, 2026
	Level 1	Level 2	Level 3	Total
Interest rate swap and cap assets	$—	$14,384	$—	$14,384
Total	$—	$14,384	$—	$14,384

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Interest rate swap asset	$—	$2,360	$—	$2,360
Interest rate swap liability	—	(441)	—	(441)
Total	$—	$1,919	$—	$1,919

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows for each derivative. The Company determined that the significant inputs, such as interest yield curves and discount rates, used to value its derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2026, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company had no accruals for tax uncertainties as of September 30, 2026 and December 31, 2025.

10.       Commitments and Contingencies

Restricted Cash Reserves

The Company may be obligated to maintain cash reserve funds for future capital expenditures, real estate taxes, insurance, and other items. The management agreements, franchise agreements and/or mortgage loan documents require the Company to reserve cash ranging typically from 4.0% to 5.0% of the individual hotel’s revenues for future capital expenditures (including the periodic replacement or refurbishment of FF&E). Any unexpended amounts will remain the property of the Company upon termination of the management agreements, franchise agreements or mortgage loan documents. As of September 30, 2026 and December 31, 2025, approximately $37.5 million and $31.9 million, respectively, was available in the restricted cash reserves for future capital expenditures.

Litigation

Neither the Company nor any of its subsidiaries is currently involved in any regulatory or legal proceedings that management believes will have a material and adverse effect on the Company's financial position, results of operations or cash flows.

Management Agreements

As of September 30, 2026, 91 of the Company's consolidated hotel properties were operated pursuant to management agreements with initial terms ranging from three to 25 years. This number includes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. Each management company receives a base management fee between 1.5% and 3.5% of hotel revenues, except for those management agreements that include the benefits of a franchise agreement, which incur a base management fee between 2.0% and 7.0% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Management fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2026, the Company incurred management fee expense of approximately $10.2 million and $31.3 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred management fee expense of approximately $9.6 million and $30.0 million, respectively.

Franchise Agreements

As of September 30, 2026, 53 of the Company’s consolidated hotel properties were operated under franchise agreements with initial terms ranging from one to 30 years. This number excludes 35 consolidated hotel properties that receive the benefits of a franchise agreement pursuant to management agreements with Hilton, Hyatt, or Marriott. In addition, three hotels are not operated with a hotel brand so they do not have franchise agreements. Franchise agreements allow the hotel properties to operate under the respective brands. Pursuant to the franchise agreements, the Company pays a royalty fee between 2.0% and 6.0% of room revenue, plus additional fees for marketing, central reservation systems and other franchisor costs between 1.0% and 4.3% of room revenue. Certain hotels are also charged a royalty fee between 1.5% and 3.0% of food and beverage revenues.

Franchise fees are included in management and franchise fee expense in the accompanying consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2026, the Company incurred franchise fee expense of approximately $16.7 million and $49.9 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred franchise fee expense of approximately $15.7 million and $48.9 million, respectively.

11.       Equity

Common Shares of Beneficial Interest

During the nine months ended September 30, 2026 and 2025, the Company declared a cash dividend of $0.15 per common share in each of the first, second and third quarters of 2026 and 2025.

On April 24, 2026, the Company's board of trustees approved a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2026 to May 8, 2027 (the "2026 Share Repurchase
Program"). During the nine months ended September 30, 2026, the Company did not repurchase and retire any common shares. As of September 30, 2026, the 2026 Share Repurchase Program had a remaining capacity of $250.0 million.

During the nine months ended September 30, 2025, the Company repurchased and retired approximately 3.3 million common shares for approximately $28.6 million.

Series A Preferred Shares

During the nine months ended September 30, 2026 and 2025, the Company declared a cash dividend of $0.4875 on each Series A Preferred Share in each of the first, second and third quarters of 2026 and 2025.

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

Noncontrolling Interest in the Operating Partnership

The Company consolidates the Operating Partnership, which is a majority-owned limited partnership that has a noncontrolling interest. The outstanding OP units held by the limited partners are redeemable for cash, or at the option of the Company, for a like number of common shares. As of September 30, 2026, 770,029 outstanding OP units were held by the limited partners. The noncontrolling interest is included in the noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

A summary of the unvested restricted shares as of September 30, 2026 is as follows:

	2026
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	1,971,739	$9.51
Granted	1,379,191	8.41
Vested	(885,202)	9.92
Forfeited	(44,556)	7.06
Unvested at September 30, 2026	2,421,172	$8.78

For the three and nine months ended September 30, 2026, the Company recognized approximately $2.3 million and $6.5 million, respectively, of share-based compensation expense related to restricted share awards. For the three and nine months ended September 30, 2025, the Company recognized approximately $2.0 million and $6.5 million, respectively, of share-based compensation expense related to restricted share awards. As of September 30, 2026, there was $15.2 million of total unrecognized compensation costs related to unvested restricted share awards and these costs are expected to be recognized over a weighted-average period of 1.9 years. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the nine months ended September 30, 2026 and 2025 was approximately $7.1 million and $7.6 million, respectively.

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
(1) In February 2026, following the end of the measurement period, the Company met certain threshold criterion and the performance units converted into approximately 362,000 restricted shares, all of which vested immediately. The total fair value of the vested shares related to the conversion of the performance units (calculated as the number of vested shares multiplied by the vesting date share price) during the nine months ended September 30, 2026 was approximately $2.8 million.

For the three and nine months ended September 30, 2026, the Company recognized approximately $2.4 million and $5.8 million, respectively, of share-based compensation expense related to the performance unit awards. For the three and nine months ended September 30, 2025, the Company recognized approximately $2.0 million and $4.8 million, respectively, of share-based compensation expense related to the performance unit awards. As of September 30, 2026, there was $15.8 million of total unrecognized compensation costs related to the performance unit awards and these costs are expected to be recognized over a weighted-average period of 1.9 years.

 As of September 30, 2026, there were 3,796,414 common shares available for future grant under the 2026 Plan, which includes potential common shares that may convert from performance units if certain target criterion is met.

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

The limited partners’ outstanding OP units (which may be redeemed for common shares under certain circumstances) have been excluded from the diluted earnings per share calculation as there was no effect on the amounts for the three and nine months ended September 30, 2026 and 2025, since the limited partners’ share of income would also be added back to net (loss) income attributable to common shareholders.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to RLJ	$4,568	$(3,736)	$35,463	$28,079
Less: Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Less: Dividends paid on unvested restricted shares	(363)	(295)	(1,059)	(881)
Less: Undistributed earnings attributable to unvested restricted shares	—	—	—	—
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(2,074)	$(10,310)	$15,568	$8,362

Denominator:
Weighted-average number of common shares - basic	149,915,491	149,129,419	149,709,639	149,850,781
Unvested restricted shares	—	—	615,980	133,839
Unvested performance units	—	—	578,179	2,596
Weighted-average number of common shares - diluted	149,915,491	149,129,419	150,903,798	149,987,216

Net (loss) income per share attributable to common shareholders - basic	$(0.01)	$(0.07)	$0.10	$0.06

Net (loss) income per share attributable to common shareholders - diluted	$(0.01)	$(0.07)	$0.10	$0.06

For the three months ended September 30, 2026 and 2025, an aggregate of 2,654,820 and 216,114, respectively, unvested restricted shares and performance units were excluded from the diluted weighted-average number of common shares, as their effect would have been anti-dilutive.

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

The following table presents information about profit or loss for the hotel segment:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues
Room revenue	$288,366	$267,367	$875,383	$831,122
Food and beverage revenue	38,183	36,884	121,635	116,331
Other revenue	27,927	25,794	80,423	73,814
Total revenues	354,476	330,045	1,077,441	1,021,267
Operating expenses
Room expense	78,239	74,685	228,902	220,101
Food and beverage expense	30,693	29,314	93,548	88,978
Management and franchise fee expense	26,826	25,253	81,221	78,848
Other operating expenses	102,640	94,112	298,793	278,610
Total operating expenses	238,398	223,364	702,464	666,537
Property tax, insurance and other	24,636	26,647	78,392	80,340
Other, net (1)	(2,851)	(991)	(7,248)	(5,934)
Hotel EBITDA	$94,293	$81,025	$303,833	$280,324

(1)    Includes miscellaneous hotel segment income, as well as adjustments for corporate-level expenses, certain non-cash items, and certain other items that the Company considers outside the normal course of operations.

The following table provides a reconciliation of the hotel segment profit and loss to the Company’s consolidated totals:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Income (loss) before income tax expense	$4,870	$(3,457)	$36,399	$28,979
Depreciation and amortization	47,723	46,996	142,414	139,147
Interest expense, net of interest income	26,165	24,807	75,755	73,619
General and administrative	13,325	11,782	39,728	35,566
(Gain) loss on sale of hotel properties, net	(9)	141	3,754	(802)
Other, net	2,219	756	5,783	3,815
Hotel EBITDA	$94,293	$81,025	$303,833	$280,324

A measure of segment assets is not currently provided to the CODM and has therefore not been included herein.

15.       Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash reserves
Cash and cash equivalents	$448,342	$374,827
Restricted cash reserves	37,485	29,234
Cash, cash equivalents, and restricted cash reserves	$485,827	$404,061

Interest paid	$95,265	$87,534

Income taxes paid	$734	$921

Operating cash flow lease payments for operating leases	$11,055	$10,583

Right-of-use asset and lease liability adjustments due to remeasurement	$1,523	$—

Supplemental investing and financing transactions
In connection with the sales of hotel properties, the Company recorded the following:
Sales prices	$13,187	$24,250
Transaction costs	(550)	(590)
Operating prorations	(5)	(22)
Proceeds from sales of hotel properties, net	$12,632	$23,638

Supplemental non-cash transactions
Accrued capital expenditures	$16,645	$16,490
Distributions payable	$31,239	$30,645

16.       Subsequent Events

On October 8, 2026, the Company completed the sale of seven hotel properties located near Midway Airport in Chicago, Illinois, as described in Note 4, Sales of Hotel Properties and Hotel Properties Held for Sale.

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

As of September 30, 2026, we owned 92 hotel properties with approximately 20,600 rooms, located in 23 states and the District of Columbia.  We owned, through wholly-owned subsidiaries, a 100% interest in 90 of our hotel properties, a 95% controlling interest in one hotel property, and a 50% non-controlling interest in an entity owning one hotel property. We consolidate our real estate interests in the 91 hotel properties in which we hold a controlling interest, and we record the real estate interest in the one hotel property in which we hold an indirect 50% non-controlling interest using the equity method of accounting. We lease 91 of the 92 hotel properties to our TRSs, of which we own a controlling financial interest.

For U.S. federal income tax purposes, we elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011. Substantially all of our assets and liabilities are held by, and all of our operations are conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership. As of September 30, 2026, we owned, through a combination of direct and indirect interests, 99.5% of the units of limited partnership interest in the OP units.

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

•The refinancing of a term loan to extend the scheduled maturity to February 2031 and upsize it to a $569.0 million delayed draw term loan, which was fully drawn as of September 30, 2026.

•The issuance of a new $150.0 million delayed draw term loan which matures in February 2033 and was fully drawn as of September 30, 2026.

•The approval of a new share repurchase program to acquire up to an aggregate of $250.0 million of common and preferred shares from May 9, 2026 to May 8, 2027.

•The sale of eight hotel properties in two separate transactions for a combined sales price of approximately $123.2 million.

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

Results of Operations

At September 30, 2026 and 2025, we owned 92 and 95 hotel properties, respectively.  Based on when a hotel property is acquired or sold, the operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2026 and 2025. The non-comparable properties include four hotel properties that were sold in 2026 and 2025.

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025

	For the three months ended September 30,
	2026	2025	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$288,366	$267,367	$20,999
Food and beverage revenue	38,183	36,884	1,299
Other revenue	27,927	25,794	2,133
Total revenues	354,476	330,045	24,431
Expenses
Operating expenses
Room expense	78,239	74,685	3,554
Food and beverage expense	30,693	29,314	1,379
Management and franchise fee expense	26,826	25,253	1,573
Other operating expenses	102,640	94,112	8,528
Total property operating expenses	238,398	223,364	15,034
Depreciation and amortization	47,723	46,996	727
Property tax, insurance and other	24,636	26,647	(2,011)
General and administrative	13,325	11,782	1,543
Transaction costs	142	128	14
Total operating expenses	324,224	308,917	15,307
Other income, net	1,034	670	364
Interest income	3,666	3,502	164
Interest expense	(29,831)	(28,309)	(1,522)
Gain (loss) on sale of hotel properties, net	9	(141)	150
Income (loss) before equity in loss from unconsolidated joint ventures	5,130	(3,150)	8,280
Equity in loss from unconsolidated joint ventures	(260)	(307)	47
Income (loss) before income tax expense	4,870	(3,457)	8,327
Income tax expense	(294)	(341)	47
Net income (loss)	4,576	(3,798)	8,374
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	6	52	(46)
Noncontrolling interest in consolidated joint ventures	(14)	10	(24)
Net income (loss) attributable to RLJ	4,568	(3,736)	8,304
Preferred dividends	(6,279)	(6,279)	—
Net loss attributable to common shareholders	$(1,711)	$(10,015)	$8,304

Revenues

Total revenues increased $24.4 million to $354.5 million for the three months ended September 30, 2026 from $330.0 million for the three months ended September 30, 2025. The increase was the result of a $21.0 million increase in room revenue, a $1.3 million increase in food and beverage revenue and a $2.1 million increase in other revenue.

Room Revenue

Room revenue increased $21.0 million to $288.4 million for the three months ended September 30, 2026 from $267.4 million for the three months ended September 30, 2025.  The increase was the result of a $25.5 million increase in room revenue attributable to the comparable properties partially offset by a $4.5 million decrease in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was driven by an increase in leisure, corporate and government travel, in addition to the ramp up of our recently renovated hotels.

The following are the quarter-to-date key hotel operating statistics for the comparable properties:

	For the three months ended September 30,
	2026	2025
Occupancy	75.4%	73.1%
ADR	$203.35	$191.16
RevPAR	$153.36	$139.82

Food and Beverage Revenue

Food and beverage revenue increased $1.3 million to $38.2 million for the three months ended September 30, 2026 from $36.9 million for the three months ended September 30, 2025. The increase in food and beverage revenue was primarily due to increases in banquet and outlet revenue.

Other Revenue

Other revenue increased $2.1 million to $27.9 million for the three months ended September 30, 2026 from $25.8 million for the three months ended September 30, 2025. The increase in other revenue was primarily due to an increase in gift shop sales, parking and amenity fees.

Property Operating Expenses

Property operating expenses increased $15.0 million to $238.4 million for the three months ended September 30, 2026 from $223.4 million for the three months ended September 30, 2025. The increase was due to an $18.7 million increase in property operating expenses from the comparable properties partially offset by a $3.7 million decrease in property operating expenses from the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the three months ended September 30,
	2026	2025	$ Change
Room expense	$78,240	$73,402	$4,838
Food and beverage expense	30,693	29,042	1,651
Management and franchise fee expense	26,826	24,749	2,077
Other operating expenses	102,593	92,416	10,177
Total property operating expenses	$238,352	$219,609	$18,743

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

Depreciation and Amortization

Depreciation and amortization expense increased $0.7 million to $47.7 million for the three months ended September 30, 2026 from $47.0 million for the three months ended September 30, 2025.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $2.0 million to $24.6 million for the three months ended September 30, 2026 from $26.6 million for the three months ended September 30, 2025. The decrease was primarily attributable to the beneficial impact of successful real estate tax appeals and lower property insurance premiums in the current period.

General and Administrative

General and administrative expense increased $1.5 million to $13.3 million for the three months ended September 30, 2026 from $11.8 million for the three months ended September 30, 2025. The increase was primarily due to an increase in compensation expense.

Other Income, net

Other income, net increased $0.4 million to $1.0 million for the three months ended September 30, 2026 from $0.7 million for the three months ended September 30, 2025.

Interest Income

Interest income increased $0.2 million to $3.7 million for the three months ended September 30, 2026 from $3.5 million for the three months ended September 30, 2025.

Interest Expense

Interest expense increased $1.5 million to $29.8 million for the three months ended September 30, 2026 from $28.3 million for the three months ended September 30, 2025. The increase was primarily attributable to fully drawing on two delayed draw term loans in the current year, which was partially offset by decreases resulting from the repayment of the 2026 Senior Notes and mortgage loan refinancing transactions in the current year. The components of our interest expense for the three months ended September 30, 2026 and 2025 were as follows (in thousands):

	For the three months ended September 30,
	2026	2025	$ Change
Senior Notes	$5,000	$9,695	$(4,695)
Revolver and Term Loans	20,986	13,551	7,435
Mortgage loans	2,473	3,019	(546)
Amortization of deferred financing costs	1,806	1,900	(94)
Non-cash interest expense related to interest rate hedges	(234)	144	(378)
Undesignated interest rate caps	(200)	—	(200)
Total interest expense	$29,831	$28,309	$1,522

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025

	For the nine months ended September 30,
	2026	2025	$ Change
	(amounts in thousands)
Revenues
Operating revenues
Room revenue	$875,383	$831,122	$44,261
Food and beverage revenue	121,635	116,331	5,304
Other revenue	80,423	73,814	6,609
Total revenues	1,077,441	1,021,267	56,174
Expenses
Operating expenses
Room expense	228,902	220,101	8,801
Food and beverage expense	93,548	88,978	4,570
Management and franchise fee expense	81,221	78,848	2,373
Other operating expenses	298,793	278,610	20,183
Total property operating expenses	702,464	666,537	35,927
Depreciation and amortization	142,414	139,147	3,267
Property tax, insurance and other	78,392	80,340	(1,948)
General and administrative	39,728	35,566	4,162
Transaction costs	866	240	626
Total operating expenses	963,864	921,830	42,034
Other income, net	2,853	2,706	147
Interest income	9,869	10,118	(249)
Interest expense	(85,624)	(83,737)	(1,887)
(Loss) gain on sale of hotel properties, net	(3,754)	802	(4,556)
Loss on extinguishment of indebtedness, net	(399)	(34)	(365)
Income before equity in loss from unconsolidated joint ventures	36,522	29,292	7,230
Equity in loss from unconsolidated joint ventures	(123)	(313)	190
Income before income tax expense	36,399	28,979	7,420
Income tax expense	(844)	(974)	130
Net income	35,555	28,005	7,550
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interest in the Operating Partnership	(88)	(44)	(44)
Noncontrolling interest in consolidated joint ventures	(4)	118	(122)
Net income attributable to RLJ	35,463	28,079	7,384
Preferred dividends	(18,836)	(18,836)	—
Net income attributable to common shareholders	$16,627	$9,243	$7,384

Revenues

Total revenues increased $56.2 million to $1,077.4 million for the nine months ended September 30, 2026 from $1,021.3 million for the nine months ended September 30, 2025. The increase was the result of a $44.3 million increase in room revenue, a $5.3 million increase in food and beverage revenue and a $6.6 million increase in other revenue.

Room Revenue

Room revenue increased $44.3 million to $875.4 million for the nine months ended September 30, 2026 from $831.1 million for the nine months ended September 30, 2025.  The increase was the result of a $57.4 million increase in room revenue attributable to the comparable properties partially offset by a $13.2 million decrease in room revenue attributable to the non-comparable properties. The increase in room revenue from the comparable properties was driven by an increase in leisure, corporate and government travel, in addition to the ramp up of our recently renovated hotels.

The following are the year-to-date key hotel operating statistics for the comparable properties:

	For the nine months ended September 30,
	2026	2025
Occupancy	74.4%	72.6%
ADR	$210.32	$201.29
RevPAR	$156.51	$146.21

Food and Beverage Revenue

Food and beverage revenue increased $5.3 million to $121.6 million for the nine months ended September 30, 2026 from $116.3 million for the nine months ended September 30, 2025. The increase in food and beverage revenue was primarily due to increases in banquet and outlet revenue.

Other Revenue

Other revenue increased $6.6 million to $80.4 million for the nine months ended September 30, 2026 from $73.8 million for the nine months ended September 30, 2025.  The increase in other revenue was primarily due to an increase in gift shop sales, parking, cancellation fees and amenity fees.

Property Operating Expenses

Property operating expenses increased $35.9 million to $702.5 million for the nine months ended September 30, 2026 from $666.5 million for the nine months ended September 30, 2025. The increase was due to a $46.2 million increase in property operating expenses from the comparable properties partially offset by a $10.2 million decrease in property operating expenses from the non-comparable properties.

The components of our property operating expenses for the comparable properties were as follows (in thousands):

	For the nine months ended September 30,
	2026	2025	$ Change
Room expense	$228,100	$216,016	$12,084
Food and beverage expense	93,512	88,125	5,387
Management and franchise fee expense	81,043	77,102	3,941
Other operating expenses	297,930	273,181	24,749
Total property operating expenses	$700,585	$654,424	$46,161

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

Depreciation and Amortization

Depreciation and amortization expense increased $3.3 million to $142.4 million for the nine months ended September 30, 2026 from $139.1 million for the nine months ended September 30, 2025. The increase in depreciation and amortization expense was primarily related to our recently renovated hotels.

Property Tax, Insurance and Other

Property tax, insurance and other expense decreased $1.9 million to $78.4 million for the nine months ended September 30, 2026 from $80.3 million for the nine months ended September 30, 2025. The decrease in property tax, insurance and other expense was primarily driven by lower property insurance premiums in the current year.

General and Administrative

General and administrative expense increased $4.2 million to $39.7 million for the nine months ended September 30, 2026 from $35.6 million for the nine months ended September 30, 2025. The increase was primarily due to professional fees and compensation expense, including a $1.6 million benefit in the prior year as a result of performance unit forfeitures related to the departure of Company executives during the nine months ended September 30, 2025.

Other Income, net

Other income, net increased $0.1 million to $2.9 million for the nine months ended September 30, 2026 from $2.7 million for the nine months ended September 30, 2025.

Interest Income

Interest income decreased $0.2 million to $9.9 million for the nine months ended September 30, 2026 from $10.1 million for the nine months ended September 30, 2025.

Interest Expense

Interest expense increased $1.9 million to $85.6 million for the nine months ended September 30, 2026 from $83.7 million for the nine months ended September 30, 2025. The increase was primarily attributable to fully drawing on two delayed draw term loans in the current year, which was partially offset by decreases resulting from the repayment of the 2026 Senior Notes and the mortgage loan refinancing transactions in the current year. The components of our interest expense for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	For the nine months ended September 30,
	2026	2025	$ Change
Senior Notes	$24,375	$29,070	$(4,695)
Revolver and Term Loans	49,123	40,841	8,282
Mortgage loans	6,997	7,761	(764)
Amortization of deferred financing costs	5,617	5,632	(15)
Non-cash interest expense related to interest rate hedges	(311)	433	(744)
Undesignated interest rate caps	(177)	—	(177)
Total interest expense	$85,624	$83,737	$1,887

(Loss) Gain on Sale of Hotel Properties, net

During the nine months ended September 30, 2026, we sold one hotel property for a sales price of $13.2 million and recorded a net loss on sale of $3.8 million. During the nine months ended September 30, 2025, we sold one hotel property for a sales price of $24.3 million and recorded a net gain on sale of $0.8 million.

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

The following table is a reconciliation of our GAAP net income (loss) to FFO attributable to common shareholders and unitholders and Adjusted FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$4,576	$(3,798)	$35,555	$28,005
Preferred dividends	(6,279)	(6,279)	(18,836)	(18,836)
Depreciation and amortization	47,723	46,996	142,414	139,147
(Gain) loss on sale of hotel properties, net	(9)	141	3,754	(802)
Noncontrolling interest in consolidated joint ventures	(14)	10	(4)	118
Adjustments related to consolidated joint venture (1)	(51)	(50)	(152)	(147)
Adjustments related to unconsolidated joint venture (2)	222	225	671	706
FFO	46,168	37,245	163,402	148,191
Transaction costs	142	128	866	240
Pre-opening costs (3)	91	69	962	520
Loss on extinguishment of indebtedness, net	—	—	399	34
Amortization of share-based compensation	4,619	4,043	12,317	11,280
Non-cash income tax expense	18	—	—	—
Non-cash interest expense related to discontinued interest rate hedges	(234)	144	(311)	433
Other expenses (income) (4)	1,190	(526)	2,405	(14)
Adjusted FFO	$51,994	$41,103	$180,040	$160,684

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

The following table is a reconciliation of our GAAP net income (loss) to EBITDA, EBITDAre and Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$4,576	$(3,798)	$35,555	$28,005
Depreciation and amortization	47,723	46,996	142,414	139,147
Interest expense, net of interest income	26,165	24,807	75,755	73,619
Income tax expense	294	341	844	974
Adjustments related to unconsolidated joint venture (1)	359	382	1,144	1,182
EBITDA	79,117	68,728	255,712	242,927
(Gain) loss on sale of hotel properties, net	(9)	141	3,754	(802)
EBITDAre	79,108	68,869	259,466	242,125
Transaction costs	142	128	866	240
Pre-opening costs (2)	91	69	962	520
Loss on extinguishment of indebtedness, net	—	—	399	34
Amortization of share-based compensation	4,619	4,043	12,317	11,280
Other expenses (income) (3)	1,190	(526)	2,405	(14)
Adjusted EBITDA	$85,150	$72,583	$276,415	$254,185

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

As of September 30, 2026, we had $485.8 million of cash, cash equivalents, and restricted cash reserves as compared with $442.1 million at December 31, 2025.

Sources and Uses of Cash

Cash flows from Operating Activities

The net cash flow provided by operating activities totaled $209.8 million and $180.9 million for the nine months ended September 30, 2026 and 2025, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, the cash paid for corporate expenses and other working capital changes. Refer to the "Results of Operations" section for further discussion of our operating results for the nine months ended September 30, 2026 and 2025.

Cash flows from Investing Activities

The net cash flow used in investing activities totaled $63.5 million for the nine months ended September 30, 2026 primarily due to $76.2 million in capital improvements and additions to our hotel properties and other assets. The net cash flow used in investing activities was partially offset by $12.6 million in proceeds from the sale of a hotel property.
The net cash flow used in investing activities totaled $88.1 million for the nine months ended September 30, 2025 primarily due to $111.7 million in capital improvements and additions to our hotel properties and other assets. The net cash flow used in investing activities was partially offset by $23.6 million in proceeds from the sale of a hotel property.

Cash flows from Financing Activities

The net cash flow used in financing activities totaled $102.5 million for the nine months ended September 30, 2026 primarily due to $500.0 million in repayment of the 2026 Senior Notes, $13.8 million in repayments of mortgage loans, $88.0 million in distributions to shareholders and unitholders, $3.5 million paid to repurchase common shares to satisfy employee tax withholding requirements, and $14.6 million in deferred financing cost payments. The net cash flow used in financing activities was partially offset by $494.0 million in borrowings on term loans and $23.4 million in borrowings on a mortgage loan.

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

With respect to some of our hotels that are operated under franchise agreements with major national hotel brands and for some of our hotels subject to first mortgage liens, we are obligated to maintain FF&E reserve accounts for future capital expenditures at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 4.0% and 5.0% of the respective hotel’s total gross revenue. As of September 30, 2026, approximately $37.5 million was held in FF&E reserve accounts for future capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2026, we had approximately $1.7 billion of total variable rate debt outstanding (or 76.2% of total indebtedness) with a weighted-average interest rate of 5.36% per annum. After taking into consideration the effect of interest rate swaps and caps, 65.7% of our total indebtedness was fixed or effectively fixed. As of September 30, 2026, if market interest rates on our variable rate debt not subject to interest rate swaps or caps were to increase by 1.00%, or 100 basis points, interest expense would decrease future earnings and cash flows by approximately $7.9 million annually, taking into account our existing contractual hedging arrangements.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable. We have entered into derivative financial instruments such as interest rate swaps and caps to mitigate our interest rate risk or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2026, the following table presents the principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Fixed rate debt (1)(2)	$—	$—	$—	$525,000	$—	$—	$525,000
Weighted-average interest rate	—%	—%	—%	4.05%	—%	—%	4.05%
Variable rate debt (1)	$—	$500,000	$300,000	$164,400	$—	$719,000	$1,683,400
Weighted-average interest rate (3)	—%	4.97%	5.51%	5.20%	—%	5.60%	5.36%
Total	$—	$500,000	$300,000	$689,400	$—	$719,000	$2,208,400

(1)Excludes $10.3 million, $0.4 million and $2.2 million of net deferred financing costs on the Term Loans, mortgage loans and Senior Notes, respectively.
(2)Excludes $0.8 million related to a fair value adjustment on debt from purchase price allocation at hotel property acquisition.
(3)The weighted-average interest rate gives effect to interest rate swaps and caps, as applicable.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates and our hedging strategies at that time.

Changes in market interest rates on our fixed rate debt impact the fair value of our debt, but such changes have no impact on our consolidated financial statements. As of September 30, 2026, the estimated fair value of our fixed rate debt was $489.1 million, which was based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. If interest rates were to rise by 1.00%, or 100 basis points, and our fixed rate debt balance remained constant, we expect the fair value of our debt would decrease by approximately $13.4 million.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, under the supervision and participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive
Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) during the period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2026 that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the share repurchases during the three months ended September 30, 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2026 through July 31, 2026	—	$—	—	20,408,163
August 1, 2026 through August 31, 2026	—	$—	—	22,644,928
September 1, 2026 through September 30, 2026	—	$—	—	22,624,434
Total	—		—

(1)Reflects surrendered common shares owned by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares of beneficial interest issued under the RLJ Lodging Trust 2021 Equity Incentive Plan.
(2)The 2026 Share Repurchase Program to acquire up to an aggregate of $250.0 million of common and preferred shares was approved in April 2026 and is set to expire on May 8, 2027. The maximum number of shares that may yet be repurchased under a share repurchase program is calculated by dividing the total dollar amount available to repurchase shares by the closing price of our common shares on the last business day of the respective month.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of the Company’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

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

RLJ LODGING TRUST

Dated: November 5, 2026	/s/ LESLIE D. HALE
Leslie D. Hale
President and Chief Executive Officer

Dated: November 5, 2026	/s/ NIKHIL BHALLA
Nikhil Bhalla
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: November 5, 2026	/s/ CHRISTOPHER A. GORMSEN
Christopher A. Gormsen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)